Form 10QSB
period 1997-12-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1998-02-17
CIK 1036030

FORM 10-QSB

                          OFFICE OF THRIFT SUPERVISION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1997
                               -----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                          WAYNE SAVINGS BANCSHARES INC.
             (Exact name of registrant as specified in its charter)

Ohio                                                          31-1557791
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

151 North Market Street
Wooster, Ohio                                                    44691
(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code: (330) 264-5767


                          WAYNE SAVINGS COMMUNITY BANK
                    (Former name, changed since last report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                    No

As of February 9, 1998, the latest practicable date, 2,257,310 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.




                               Page 1 of 16 pages

                          Wayne Savings Bancshares Inc.

                                      INDEX

                                                                           Page

PART I   -    FINANCIAL INFORMATION

              Statements of Financial Condition                               3

              Statements of Earnings                                          4

              Statements of Cash Flows                                        5

              Notes to Financial Statements                                   7

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                     10


PART II -     OTHER INFORMATION                                              15

SIGNATURES                                                                   16


                          Wayne Savings Bancshares Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                            December 31,      March 31,
         ASSETS                                                                                     1997           1997
Cash and due from banks                                                                       $    1,453     $    1,302
Federal funds sold                                                                                 3,550          1,125
Interest-bearing deposits in other financial institutions                                          8,519          5,179
                                                                                               ---------      ---------
         Cash and cash equivalents                                                                13,522          7,606

Certificates of deposit in other financial institutions                                            6,500          7,500
Investment securities - at amortized cost, approximate
  market value of $14,237 and $16,904 as of December 31, 1997
  and March 31, 1997                                                                              14,419         16,970
Mortgage-backed securities available for sale - at market                                          2,263            378
Mortgage-backed securities - at cost, approximate
  market value of $297 and $497 as of December 31, 1997
  and March 31, 1997                                                                                 295            495
Loans receivable - net                                                                           205,736        209,404
Loans held for sale - at lower of cost or market                                                     583             -
Real estate acquired through foreclosure                                                             846            809
Office premises and equipment - at depreciated cost                                                5,756          3,991
Federal Home Loan Bank stock - at cost                                                             2,672          2,531
Accrued interest receivable on loans                                                               1,118          1,139
Accrued interest receivable on mortgage-backed securities                                             16              7
Accrued interest receivable on investments and
  interest-bearing deposits                                                                          350            226
Prepaid expenses and other assets                                                                  1,024            790
Prepaid federal income taxes                                                                          24            329
                                                                                             -----------     ----------

         Total assets                                                                           $255,124       $252,175
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $214,605       $211,442
Advances from the Federal Home Loan Bank                                                          14,000         16,000
Loan payable to Employee Stock Ownership Plan                                                         -              35
Advances by borrowers for taxes and insurance                                                      1,356            701
Accrued interest payable                                                                             129            226
Accounts payable on mortgage loans serviced for others                                               260            126
Other liabilities                                                                                    396            382
Accrued federal income taxes                                                                         188            148
                                                                                              ----------     ----------
         Total liabilities                                                                       230,934        229,060

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;  2,257,310 and
    1,498,889 shares issued and outstanding at December 31, 1997
    and March 31, 1997)                                                                            2,258          1,499
  Additional paid-in capital                                                                       5,942          5,844
  Retained earnings - substantially restricted                                                    15,979         15,777
  Less shares acquired by Employee Stock Ownership Plan                                               -             (35)
  Less treasury stock                                                                                (10)            -
  Unrealized gains on securities available for sale, net of related tax effects                       21             30
                                                                                             -----------    -----------
         Total stockholders' equity                                                               24,190         23,115
                                                                                                --------       --------

         Total liabilities and stockholders' equity                                             $255,124       $252,175
                                                                                                 =======        =======


                          Wayne Savings Bancshares Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                            December 31,                 December 31,
                                                                         1997         1996            1997         1996
Interest income
  Loans                                                               $12,799      $12,796          $4,240       $4,253
  Mortgage-backed securities                                               57           77              28           19
  Investment securities                                                   741          623             215          187
  Interest-bearing deposits and other                                     781          544             295          190
                                                                     --------     --------          ------       ------
         Total interest income                                         14,378       14,040           4,778        4,649

Interest expense
  Deposits                                                              7,589        7,491           2,545        2,501
  Borrowings                                                              674          421             210          139
                                                                     --------     --------          ------       ------
         Total interest expense                                         8,263        7,912           2,755        2,640
                                                                      -------      -------           -----        -----

         Net interest income                                            6,115        6,128           2,023        2,009

Provision for losses on loans                                              45           15              15            5
                                                                    ---------    ---------         -------     --------

         Net interest income after provision for
           losses on loans                                              6,070        6,113           2,008        2,004

Other income
  Gain on sale of loans                                                   190           39              66           22
  Service fees, charges and other operating                               467          401             154          124
                                                                     --------     --------          ------       ------
         Total other income                                               657          440             220          146

General, administrative and other expense
  Employee compensation and benefits                                    2,394        2,456             813          803
  Occupancy and equipment                                                 729          771             256          227
  Federal deposit insurance premiums                                      152        1,729              48          112
  Franchise taxes                                                         228          215              76           73
  Other operating                                                       1,009          954             334          325
                                                                      -------     --------          ------       ------
         Total general, administrative and other expense                4,512        6,125           1,527        1,540
                                                                      -------      -------           -----        -----

         Earnings before income taxes                                   2,215          428             701          610

Federal income taxes
  Current                                                                 709           98              240         209
  Deferred                                                                 45           49              -            -
                                                                    ---------    ---------           -----        ----
         Total federal income taxes                                       754          147             240          209
                                                                     --------     --------          ------       ------

         NET EARNINGS                                                $  1,461    $     281       $     461    $     401
                                                                      =======     ========        ========     ========

         EARNINGS PER SHARE
           Basic                                                        $0.65        $0.13           $0.20        $0.18
                                                                         ====         ====            ====         ====

           Diluted                                                      $0.65        $0.13           $0.20        $0.18
                                                                         ====         ====            ====         ====


                          Wayne Savings Bancshares Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                 1997              1996
Cash flows from operating activities:
  Net earnings for the period                                                                $  1,461         $     281
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             11                (4)
    Amortization of deferred loan origination fees                                               (274)             (257)
    Amortization expense of stock benefit plans                                                    23                58
    Depreciation and amortization                                                                 318               129
    Loans originated for sale in the secondary market                                          (6,280)           (1,430)
    Proceeds from sale of loans                                                                 5,803             1,050
    Gain on sale of loans                                                                        (106)              (39)
    Provision for losses on loans                                                                  45                15
    Federal Home Loan Bank stock dividends                                                       (141)             (126)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         21                86
      Accrued interest receivable on mortgage-backed securities                                    (9)                4
      Accrued interest receivable on investments and interest-bearing deposits                   (124)               41
      Prepaid expenses and other assets                                                          (234)              276
      Accrued interest payable                                                                    (97)              (94)
      Accounts payable on mortgage loans serviced for others                                      134                15
      Other liabilities                                                                            14               (10)
      Federal income taxes
        Current                                                                                   305              (318)
        Deferred                                                                                   45                49
                                                                                            ---------         ---------
          Net cash provided by (used in) operating activities                                     915              (274)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (2,500)           (1,500)
  Proceeds from maturity of investment securities                                               5,051             5,624
  Purchase of mortgage-backed securities                                                       (1,970)               -
  Principal repayments on mortgage-backed securities                                              280               802
  Loan principal repayments                                                                    45,371            34,671
  Loan disbursements                                                                          (41,703)          (36,879)
  Purchase of office premises and equipment - net                                              (2,083)             (212)
  Proceeds from sale of real estate acquired through foreclosure                                   -                503
  Additions to real estate acquired through foreclosure                                           (37)              (30)
  Decrease in certificates of deposit in other financial institutions                           1,000               500
                                                                                              -------          --------
          Net cash provided by investing activities                                             3,409             3,479
                                                                                              -------           -------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                           4,324             3,205
                                                                                              -------           -------


                          Wayne Savings Bancshares Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                   1997            1996
          Net cash provided by operating and investing activities
            (balance brought forward)                                                          $  4,324        $  3,205

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                     3,163            (958)
  Proceeds from Federal Home Loan Bank advances                                                   4,000          19,000
  Repayment of Federal Home Loan Bank advances                                                   (6,000)        (17,000)
  Advances by borrowers for taxes and insurance                                                     655             708
  Proceeds from exercise of stock options                                                            42              39
  Dividends paid on common stock                                                                   (268)           (488)
                                                                                                -------        --------
          Net cash provided by financing activities                                               1,592           1,301
                                                                                                -------         -------

Net increase in cash and cash equivalents                                                         5,916           4,506

Cash and cash equivalents at beginning of period                                                  7,606          10,190
                                                                                                -------          ------

Cash and cash equivalents at end of period                                                      $13,522         $14,696
                                                                                                 ======          ======


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                       $    433         $   396
                                                                                                =======          ======

    Interest on deposits and borrowings                                                        $  8,360         $ 8,006
                                                                                                =======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as
    available for sale, net                                                                    $     (9)        $    (1)
                                                                                                ========         =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $     84         $     -
                                                                                                =======          ======

                          Wayne Savings Bancshares Inc.

                    NOTES TO CONSOLIDAED FINANCIAL STATEMENTS

              For the three and nine months ended December 31, 1997


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of The Wayne Savings and Loan Company included in the Annual Report on Form 10-KSB for the year ended March 31, 1997.

         Effective November 25, 1997, Wayne Savings Community Bank (the "Company"), formerly named The Wayne Savings and Loan Company, completed its reorganization into a two-tier mutual holding company structure with the establishment of a stock holding company as parent of the Company. In the reorganization, each share of Wayne Savings Community Bank's common stock was automatically converted into one share of Wayne Savings Bancshares Inc. common stock. The reorganization of the Company was structured as a tax-free reorganization and was accounted for in the same manner as a pooling-of-interests. Wayne Savings Community Bank is now the wholly-owned subsidiary of Wayne Savings Bancshares Inc., the stock holding company ("Wayne").

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Wayne and the Company. All significant intercompany items have been eliminated.

3.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 4,452 unallocated ESOP shares, totaled 2,251,587 and 2,255,687 for the nine and three month periods ended December 31, 1997, respectively. Weighted-averages common shares outstanding, which gives effect to 2,546 unallocated ESOP shares, totaled 2,224,173 and 2,227,710 for the nine and three month periods ended December 31, 1996.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,256,039 and 2,260,139 for the nine and three month periods ended December 31, 1997, respectively, and 2,226,719 and 2,230,256 for the nine and three month periods ended December 31, 1996, respectively.

                          Wayne Savings Bancshares Inc.

4.       Effects of Recent Accounting Pronouncements

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and
         Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets.

         The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse. An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Company's financial position or results of operations.

                          Wayne Savings Bancshares Inc.

4.       Effects of Recent Accounting Pronouncements (continued)

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

                          Wayne Savings Bancshares Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 1997 to December 31,
   1997

At December 31, 1997, Wayne Savings Bancshares Inc. ("Wayne"), the stock holding company parent of Wayne Savings Community Bank (the "Company"), had total assets of $255.1 million, an increase of $2.9 million, or 1.2%, from March 31, 1997.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $34.4 million, an increase of approximately $2.4 million, from March 31, 1997 levels. Regulatory liquidity approximated 16.5% at December 31, 1997, compared to 15.3% at March 31, 1997.

Loans receivable decreased by approximately $3.1 million from the March 31, 1997 total. This decrease resulted from principal repayments of $45.4 million and sales of $5.7 million, which were partially offset by loan disbursements of $48.0 million. The allowance for loan losses totaled $962,000 at December 31, 1997, as compared to $914,000 at March 31, 1997. Nonperforming loans totaled $616,000 at December 31, 1997 and $962,000 at March 31, 1997. The allowance for loan losses totaled 156.2% and 95.0% of nonperforming loans at December 31, 1997 and March 31, 1997, respectively. Although management believes that its allowance for loan losses at December 31, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $3.2 million to a total of $214.6 million at December 31, 1997. The increase in deposits is primarily attributable to management's continuing efforts to achieve a moderate rate of growth through marketing and pricing strategies.

The  Company is  subject  to  capital  standards  which  generally  require  the maintenance  of  regulatory  capital  sufficient  to meet  each of three  tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 1997, the Company's tangible and core capital of $23.2 million, or 9.1%, exceeded the minimum 1.5% and 3.0% requirements of $3.8 million and $7.7 million, respectively, by $19.4 million and $15.5 million. The Company's risk-based capital of $23.9 million, or 17.5%, exceeded the 8.0% minimum requirement by approximately $13.0 million.

Comparison of Operating Results for the Nine Month Periods Ended December 31,
  1997 and 1996

Net earnings totaled $1.5 million for the nine months ended December 31, 1997, as compared to net earnings of $281,000 for the same period in 1996, an increase of $1.2 million. The increase in net earnings resulted primarily from an increase in gain on sale of loans of $151,000 and a reduction in operating expenses as described herein, of $1.6 million. The same period in 1996 had two nonrecurring charges that affected net earnings for the year, a special assessment charged to the Company to recapitalize the Savings Association Insurance Fund ("SAIF") and a fixed asset write-off to prepare for construction of a new branch.

Before the above prior year one-time charges, net earnings totaled $1.2 million for the nine months ended December 31, 1996. The net earnings of $1.5 million for the same nine month period in the current year represents an increase of approximately $220,000, or 18%.

                          Wayne Savings Bancshares Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
  1997 and 1996 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities decreased by $17,000 for the nine months ended December 31, 1997, from same period in 1996. Average loans receivable decreased to $207.9 million for the nine months ended December 31, 1997, compared to $208.7 million for the same period in 1996. The average rate on the portfolio decreased to 7.98% in the 1997 period compared to 8.22% in 1996.

Interest on investments and interest-bearing deposits increased by $355,000, or 30.4%, during the nine months ended December 31, 1997, as compared to the same period in 1996, which is a result of a $3.3 million increase in the average portfolio balance year to year.

Interest expense on deposits and borrowings increased by $351,000, or 4.4%, during the nine months ended December 31, 1997, over the same period in 1996. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities, which increased by $3.3 million from $213.0 million, coupled with an increase in the average cost of funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $13,000, or .2%, during the nine months ended December 31, 1997, as compared to the same period in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $45,000 provision for losses on loans during the nine months ended December 31, 1997, an increase of $30,000 over the same period in 1996. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $657,000 for the nine months ended December 31, 1997, an increase of $217,000, or 49.3%, over the comparable 1996 period. This increase was due primarily to the $151,000 increase in gain on sale of loans coupled with a $66,000, or 16.5%, increase in service fees, charges and other operating income.

                          Wayne Savings Bancshares Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
  1997 and 1996 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $1.6 million, or 26.3%, during the current nine month period, due primarily to a $1.6 million decrease in federal deposit insurance premiums, a $62,000, or 2.5%, decrease in employee compensation and benefits and a $42,000, or 5.4%, decrease in occupancy and equipment.

The one-time charge in 1996 in federal deposit insurance premiums was due to legislation to recapitalize the SAIF. The one-time charge in 1996 in occupancy and equipment was due to the write-off of certain fixed assets relating to the construction of the new facility at the existing Cleveland Road branch. For the Company, the one-time assessment amounted to $1.3 million, and the fixed asset write-off to $122,000 for the 1996 period. Furthermore, the recapitalization assessment paid last year resulted in a reduction in premium insurance rates thereby reducing the Company's insurance premium for the nine months ended December 31, 1997.

The decrease in employee compensation and benefits was due primarily to a reduction in compensation expense following the expiration of the Management Recognition and Retention Plan.

The decrease in occupancy and equipment was partially offset by an increase in depreciation and other costs relating to the construction of the new facility at the existing Cleveland Road branch and the main office renovation.

Federal Income Taxes

The provision for federal income taxes amounted to $754,000 for the nine months ended December 31, 1997, an increase of $607,000 as compared to the same period in 1996. The increase resulted primarily from an increase in pretax earnings year to year. The effective tax rates for the nine months ended December 31, 1997 and 1996 were 34.0% and 34.3%, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31,
   1997 and 1996

The Company recorded net earnings of $461,000 for the three months ended December 31, 1997, an increase of $60,000, or 15.0%, as compared to net earnings of $401,000 for the same period in 1996. The increase is a result of a $74,000 increase in other income, along with a $13,000 decrease in general, administrative and other expense, which were partially offset by a $31,000 increase in the provision for federal income taxes.

                          Wayne Savings Bancshares Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities decreased slightly by $4,000, or .1%, for the three months ended December 31, 1997 over the same period in 1996. The decline was due primarily to a $2.6 million decrease in average loans receivable year to year.

Interest on investments and interest-bearing deposits increased by $133,000, or 35.3%, during the current three month period as a result of an increase in the average portfolio balances outstanding year to year.

Interest expense on deposits and other borrowings increased by $115,000, or 4.4%, during the three months ended December 31, 1997 as compared to the same period in 1996. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $15,000 provision for losses on loans during the three months ended December 31, 1997, an increase of $10,000 over the same period in 1996. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $74,000, or 50.7%, during the current period due primarily to an increase in gain on sale of loans and an increase in service fees, charges and other operating income.

General, Administrative and Other Expense

General, administrative and other expense decreased by $13,000 during the current three month period, due primarily to a decrease of federal deposit insurance premiums.

Federal Income Taxes

The Company recorded federal income taxes totaling $240,000 for the three month period ended December 31, 1997, an increase of $31,000 over the same period in 1996. The increase was a result of an increase in pretax earnings. The effective tax rates for the three months ended December 31, 1997 and 1996 were 34.2% and 34.3%, respectively.

                          Wayne Savings Bancshares Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Other Matters

As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Company is addressing the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Company has not identified any specific expenses that are reasonably likely to be incurred by the Company in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Company's current systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent upon one employer or industry, the Company does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                          Wayne Savings Bancshares Inc.

                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

                  Not applicable


ITEM 3.  Defaults Upon Senior Securities

                  Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.  Other Information

                  During the last quarter, Wayne Savings Community Bank, formerly named The Wayne Savings and Loan Company, completed its reorganization into a two-tier holding company structure. Wayne Savings Community Bank is now the wholly-owned subsidiary of Wayne Savings Bancshares Inc., the stock holding company.


ITEM 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8-K:        On November 25, 1997, the Company
                                              filed a current report on Form
                                              8-K in which it reported that it
                                              had completed the reorganization
                                              into a two-tier holdingcompany
                                              structure.

                  Exhibits:                   Financial Data Schedule for the
                                              nine month period ended
                                              December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 9, 1998                           By: /s/Charles F. Finn
                                                        Charles F. Finn
                                                        Chairman and President




Date:    February 9, 1998                           By: /s/Todd J. Tappel
                                                        Todd J. Tappel
                                                        Senior Vice President
                                                        Chief Financial Officer