Form 10KSB40
period 1998-03-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1998-06-29
CIK 1036030

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended March 31, 1998
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    ----------------------

                          Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                       Federal                        31-1557791
            -------------------------------           ----------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)     Identification Number)

        151 North Market Street, Wooster, Ohio          44691
        --------------------------------------          -----
       (Address of Principal Executive Offices)       Zip Code

                                (330) 264-5767
                       --------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par
                                                             -----------------
                                                           value $1.00 per share
                                                           ---------------------
                                                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES   X     NO
                                        -----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

     The issuer's revenues for the fiscal year ended March 31, 1998, were $20.1 million.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq SmallCap Market on June 12, 1998, was approximately $25.5 million. This amount excludes shares held by Wayne Savings Bankshares, M.H.C., and the Registrant's directors and senior officers. As of June 12, 1998, there were issued and outstanding 2,483,481 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 1998 (Parts II and III).

2.   Proxy Statement for the 1998 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I
                                     ------

ITEM 1.   Business
------------------

General

     Wayne Savings Bancshares, Inc.

     Wayne Savings Bancshares, Inc. (the "Company") is a federal corporation which was organized on August 5, 1997. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On November 25, 1997, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At March 31, 1998, the Company had total assets of $259.8 million, total deposits of $217.6 million, and stockholders' equity of $24.4 million.

     The Company's principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

     Wayne Savings Community Bank

     The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

     The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, and Medina counties, where it operates six full-service offices. This contiguous four-county area is located in north central Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activity consists of originating one- to four-family residential real estate loans in its market area. The Bank also originates multi-family residential and non-residential real estate loans, although such loans constitute a small portion of the Bank's lending activities and a decreasing portion of the Bank's loan portfolio. The Bank also originates consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

     The Bank's principal executive office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

Market Area/Local Economy

     The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina and Holmes Counties in north central Ohio. Wooster, Ohio is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

     Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. In addition, since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. Wayne County is also the home base of such nationally known companies as Rubbermaid

Incorporated, J.M. Smucker Company (located in the City of Orrville) and the Wooster Brush Company. It is also the home of many industrial plants, including those of Packaging Corporation of America, Morton Salt, Bell and Howell Micro Photo Division, FritoLay, Inc., and The Gerstenslager Company. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates two full-service offices in Wooster.

     Ashland County, which is located due west of Wayne County, also has a diverse economic base. In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items. Ashland is also the home of Ashland University. The City of Ashland is the county seat and the location of one of the Bank's branch offices.

     Medina County, located just north of Wayne County, is the center of a fertile agricultural region. Farming remains the largest industry in the county in terms of dollar value of goods produced. However, over 100 small manufacturing firms also operate in the county. The City of Medina is located in the center of the Cleveland-Akron-Lorain Standard Consolidated Statistical Marketing Area. Medina is located approximately 30 miles south of Cleveland and 15 miles west of Akron. Due to its proximity to Akron and Cleveland, a majority of Medina County's labor force is employed in these two cities. The Bank operates one full-service office in Medina County, which is located in the Village of Lodi.

     Holmes County, located directly south of Wayne County, has a mostly rural economy. The local economy depends mostly upon agriculture, light manufacturing, fabrics, and wood products. Because of the scenic beauty and a large Amish settlement, revenues from tourism are becoming increasingly significant. The county is also noted for its many fine cheese-making operations. A large number of Holmes County residents are employed in Wayne County. The City of Millersburg is the county seat and the location of one of the Bank's branch offices.

Recent Developments

     On November 22, 1997, the Bank, the Company and the Mutual Holding Company applied to the Office of Thrift Supervision (the "OTS") for approval to charter Village Savings Bank, F.S.B. ("Village Savings"), as a wholly-owned subsidiary of the Bank to be located in North Canton, Ohio. The OTS has approved the formation of Village Savings, and the FDIC has approved Village Savings' application for federal insurance of deposit accounts. Village Savings will be capitalized by the Bank with an initial investment of $3.0 million. It is anticipated that Village Savings will open for business during the third quarter of 1998.

Lending Activities

     General. Historically, the principal lending activity of the Bank has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Bank originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Bank also originates loans collateralized by non-residential and multi-family residential real estate as well as commercial business loans; however, such lending has been reduced significantly in recent years and currently constitutes a relatively small portion of the Bank's lending activities. The Bank also originates consumer loans to broaden services offered to customers and to decrease the Bank's interest rate risk exposure.

     The Bank has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Bank also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 1998, approximately $69.6 million, or 32.9%, of the Bank's total loans and mortgage-backed securities, due after March 31, 1999, consisted of loans or securities with adjustable interest rates.

     The Bank continues actively to originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Bank to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The majority of such one- to four-family fixed rate residential mortgage loans, however, are retained by the Bank. The Bank retains servicing on its sold mortgage loans and realizes monthly service fee income. The Bank also originates interim construction loans on one- to four-family residential properties.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                               At March 31,
                                        ----------------------------------------------------------
                                               1998                1997                1996
                                        ------------------  ------------------  ------------------
                                           $         %         $         %         $         %
                                        --------  --------  --------  --------  --------  --------
                                                          (Dollars in Thousands)
Mortgage loans:
 One- to four-family residential(1)...  $180,895    85.58%  $184,381    85.98%  $177,267    83.60%
 Residential construction loans.......     3,963     1.87      5,717     2.67      5,250     2.48
 Multi-family residential.............     7,091     3.36      5,491     2.56     10,215     4.82
 Non-residential real estate/land(2)..     5,838     2.76      6,519     3.04      6,831     3.22
                                        --------  -------   --------  -------   --------  -------
  Total mortgage loans................   197,787    93.57    202,108    94.25    199,563    94.12
Other loans:
 Consumer loans.......................    10,477     4.96     11,568     5.39     11,708     5.52
 Commercial business loans............     3,112     1.47        769      .36        767      .36
                                        --------  -------   --------  -------   --------  -------
  Total other loans...................    13,589     6.43     12,337     5.75     12,475     5.88
                                        --------  -------   --------  -------   --------  -------
Total loans before net items..........   211,376   100.00%   214,445   100.00%   212,038   100.00%
                                                  =======             =======             =======

Less:
 Loans in process.....................     2,088               2,111               2,540
 Deferred loan origination fees.......     1,882               2,016               2,097
 Allowance for loan losses............       721                 914                 888
                                        --------            --------            --------

  Total loans receivable, net.........  $206,685            $209,404            $206,513
                                        ========            ========            ========

Mortgage-backed securities, net (3)...  $  4,275            $    873            $  1,929
                                        ========            ========            ========

--------------------------
(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $7.9 million, $7.3 million and $5.8 million, as of March 31, 1998, 1997 and 1996, respectively. Such loans have been underwritten on substantially the same basis as the Bank's first mortgage loans.
(2) Includes land loans of $584,000, $449,000 and $348,000 as of March 31, 1998,
    1997, and 1996, respectively.
(3) Includes mortgage-backed securities designated as available for sale.

     Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 1998, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.


                                                              One        Three       Five         Ten        Beyond
                                                 Within     Through     Through     Through     Through      Twenty
                                                One Year  Three Years  Five Years  Ten Years  Twenty Years   Years    Total
                                                --------  -----------  ----------  ---------  ------------  -------  --------
                                                                                (In Thousands)
Mortgage loans (1):
 One to four family residential:
  Adjustable..................................  $ 58,049  $       777  $       --  $      --  $         --  $    --  $ 58,826
  Fixed.......................................       545          414       3,216     15,412        46,705   58,846   125,138
Multi-family residential and nonresidential:
  Adjustable..................................    10,662          120          --         --            --       --    10,782
  Fixed.......................................        --          954          35      1,153            10       --     2,152
Second Mortgage Loans.........................         8          221         369      2,188            10       --     2,796
Other Loans:..................................
 Commercial...................................     3,095            8           7          2            --       --     3,112
 Consumer.....................................     3,136        2,173         707      1,658             2       --     7,676
                                                --------  -----------  ----------  ---------  ------------  -------  --------
Total loans...................................  $ 75,495  $     4,667  $    4,334  $  20,413  $     46,727  $58,846  $210,482
                                                ========  ===========  ==========  =========  ============  =======  ========

Mortgage-backed securities (2)................  $    821  $       971  $      776  $   1,339  $        311  $    --  $  4,218
                                                ========  ===========  ==========  =========  ============  =======  ========

-----------------------------
(1) Amounts shown are net of loans in process of $2.1 million and include loans held for sale.
(2) Includes mortgage-backed securities available for sale. Does not include premiums of $36,000, unrealized gains of $26,000, and discounts of $5,000.

     The following table sets forth at March 31, 1998, the dollar amount of all fixed rate and adjustable rate loans due after March 31, 1999.


                                     Fixed    Adjustable   Total
                                    --------  ----------  --------
                                            (In Thousands)
Mortgage loans(1):
 One- to four-family residential..  $124,280   $58,785    $183,065
 Multi-family residential.........     2,152    10,782      12,934

Other loans:
 Commercial business..............        19     2,134       2,153
 Consumer.........................     7,053       622       7,675
                                    --------   -------    --------
  Total loans.....................  $133,504   $72,323    $205,827
                                    ========   =======    ========

Mortgage-backed securities (2)....  $  3,397   $    --    $  3,397
                                    ========   =======    ========
-----------------------------
(1)  Includes loans held for sale.
(2)  Includes mortgage-backed securities available for sale.


     One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Bank's market area. The Bank generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 1998, the Bank had $180.9 million, or 85.6%, of its total loan portfolio invested in one-to four-family residential mortgage loans.

     The Bank's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Bank can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including but not limited to the Bank's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Bank is more likely to retain fixed rate loans if its one year gap is positive. The Bank's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Bank's secondary market activities over the past three years have been limited to sales of $7.1 million, $1.9 million and $3.1 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Such sales generally constituted current period originations. Mortgage loans held for sale at March 31, 1998 totaled $1.2 million. No mortgage loans were held for sale as of March 31, 1997 and 1996.

     The Bank currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 1998, the Bank's ARM portfolio decreased by $3.2 million, or 4.4%.

     The Bank's ARM loans adjust annually with interest rate adjustment limitations of 1% per year and with a cap of 3% on total rate increases or decreases over the life of the loan. The Bank's current index on its ARM loans is the Ohio Cost of Funds for SAIF-Insured Savings Associations, which index is published quarterly by the OTS. In the past, the Bank has used different interest indices for ARM loans, such as the National Average Contract Rate for Previously Occupied Homes and the National Average Cost of Funds. Consequently, the interest rate adjustments on the Bank's portfolio of ARM loans do not reflect changes in a particular interest rate index. The Bank does not originate ARM loans with initially discounted rates. The Bank determines whether a borrower qualifies for an ARM loan based on the contractual rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totaled $58.8 million, or 27.8%, of the Bank's total loan portfolio at March 31, 1998.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Bank's credit risk associated with its ARM loans is reduced because the Bank has a 3% cap on interest rate increases during the life of its ARM loans.

     The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Bank requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Association and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 1998, the Bank's equity loan portfolio totaled $7.9 million, or 4.4%, of its one- to four-family mortgage loan portfolio.

     The Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed rate mortgage loan portfolio.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Bank's lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. However, the Bank makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For 15 year fixed rate and all ARM loans with loan-to-value ratios of 80.01% to 90%, and 90.01% to 95%, the Bank requires the first 20%, and 25%, respectively, of the loan to be covered by private mortgage insurance. For 30 year fixed rate loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, and 90.01% to 95%, the Bank requires the first 12%, 25%, and 30%, respectively, of the loan to be covered by private mortgage insurance. The Bank requires fire and casualty insurance, as well as title insurance regarding good title, on all properties securing real estate loans made by the Bank and flood insurance, where applicable.

     Multi-Family Residential Real Estate Loans.   In recent years, the Bank has
significantly reduced its originations of multi-family real estate loans. Loans secured by multi-family real estate constituted approximately $7.1 million, or 3.4%, of the Bank's total loan portfolio at March 31, 1998. The Bank's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 1998, 86.6% of the Bank's multi-family loans were secured by properties located within the Bank's market area. At March 31, 1998, the Bank's multi-family real estate loans had an average balance of $249,000, and the largest multi-family real estate loan had a principal balance of $1.2 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Bank originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Bank currently does not emphasize multi-family real estate construction loans; however, the Bank's policies do not preclude such lending.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Non-Residential Real Estate and Land Loans. The Bank also has reduced significantly its non-residential real estate loan originations in recent years. Loans secured by non-residential real estate constituted approximately $5.3 million, or 2.5%, of the Bank's total loan portfolio at March 31, 1998. The Bank's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 1998, 81.7% of the Bank's non-residential real estate loans were secured by properties located within the Bank's market area. At March 31, 1998, the Bank's non-residential loans had an average balance of $91,000 and the largest non-residential real estate loan had a principal balance of $967,000. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Bank has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Bank generally amortize over 15 to 25 years. The Bank currently does not emphasize non-residential real estate construction loans; however, the Bank's policies do not preclude such lending.

     Loans secured by non-residential real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     The Bank also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $584,000 at March 31, 1998.

     Residential Construction Loans. To a lesser extent, the Bank originates loans to finance the construction of one- to four-family residential property. At March 31, 1998, the Bank had $4.0 million, or 1.9%, of its total loan portfolio invested in interim construction loans. The Bank makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Bank with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

     Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

     As of March 31, 1998, consumer loans totaled $10.5 million, or 5.0%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are fixed rate and fixed term second mortgage loans, auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Bank's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 1998, second mortgage loans totaled $2.8 million, or 26.7%, of consumer loans.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The quality and stability of the applicant's monthly income are determined by analyzing the gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Bank adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "--Classification of Assets" for information regarding the Bank's loan loss experience and reserve policy.

     Mortgage-Backed Securities. The Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Bank's portfolio for such securities. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Freddie Mac, and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, increased from $873,000 at March 31, 1997, to $4,275,000 at March 31, 1998, primarily as a result of purchases of $4.0 million.

     The Bank's objectives in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Bank's level of liquidity. Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and interest rates. Mortgage-backed securities purchased by the Bank also have lower credit risk because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. An underwriter in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $250,000 must be approved by the Chief Lending Officer. The Chief Executive Officer can approve loans up to $300,000, and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that management's approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 1998, the Bank had commitments to originate $6.7 million of loans.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title search of the property is required on all loans secured by real property.

     Although in the past the Bank has purchased loans originated by other lenders, the Bank has not purchased any such loans in at least 10 years. At March 31, 1998, less than 2% of all loans in the Bank's portfolio were purchased from others and the majority of such loans were collateralized by properties located in Ohio.

     Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                         At March 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
                                                        (In Thousands)
Total loans receivable, net at beginning
 of period................................      $209,404   $206,513   $201,857

Loans originated:
 One- to four-family residential (1)......        42,561     37,302     35,868
 Multi-family residential (2).............           600      1,268      1,001
 Non-residential real estate/land.........           674      1,586        587
 Consumer loans...........................         6,101      6,269      7,620
 Commercial loans.........................         4,287      1,344        576
                                                --------   --------   --------
   Total loans originated.................        54,223     47,769     45,652
Loans sold:
 Whole loans..............................        (7,066)    (1,930)    (3,098)
                                                --------   --------   --------
   Total loans sold.......................        (7,066)    (1,930)    (3,098)

Mortgage loans transferred to REO.........          (162)        --     (1,344)
Loan repayments...........................       (49,359)   (43,274)   (36,943)
Other loan activity, net..................          (355)       326        389
                                                --------   --------   --------
   Total loans receivable, net at end of
    period................................      $206,685   $209,404   $206,513
                                                ========   ========   ========

Mortgage-backed securities at beginning
 of period................................      $    873   $  1,929   $  2,920
Mortgage-backed securities purchased......         4,010         --         --
Principal repayments and other activity...          (608)    (1,056)      (991)
                                                --------   --------   --------
   Mortgage-backed securities at end of
    period................................      $  4,275   $    873   $  1,929
                                                ========   ========   ========

------------------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans disbursed for sale in the secondary market.
(2) Includes loans to finance the sale of real estate acquired through foreclosure.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. The Bank accounts for loan and origination fees in accordance with Statement of Financial Accounting Standards No. 91 (SFAS No. 91) on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS No. 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 1998, the Bank had $1.9 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Bank recognized fees and service charges of $613,000, $519,000 and $509,000, for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

     Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 1998, the Bank's largest real estate related borrower had an aggregate principal outstanding balance of $1.7 million. The Bank had no loans at March 31, 1998 that exceeded the loans to one borrower regulations.

Delinquencies and Classified Assets

     Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. This notice is followed with a letter again requesting payment when the payment becomes 20 days past due. If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by HUD regulations. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

     At March 31, 1998, the Bank had non-performing assets of $1.3 million and a ratio of non-performing assets to total assets of .48%. At March 31, 1998, 1997, and 1996, the Bank had non-performing assets of $1.3 million, $1.8 million and $3.4 million, respectively. The Bank's levels of non-performing assets during the three year period ended March 31, 1998 were below peer group averages.

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At March 31, 1998, one of the properties the Bank held as REO had a book value of $841,000. The property was acquired during fiscal 1996 as the result of foreclosure. A portion of the property was sold during fiscal 1997. At March 31, 1996, the property had a book value of $1.3 million.

        The following table sets forth information regarding the Bank's non-accrual loans and real estate acquired by foreclosure at the dates indicated. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                              At March 31,
                                                  ------------------------------------
                                                     1998         1997        1996
                                                  -----------  ----------  -----------
                                                         (Dollars in Thousands)
Non-accrual loans:
 Mortgage loans:
   Permanent loans secured by one- to
    four-family dwelling units................    $      299   $     560   $      409
   All other mortgage loans...................             1          --          260
 Non-mortgage loans:
   Commercial.................................            --         364          352
   Consumer...................................            --           5            5
                                                  ----------   ---------   ----------
Total non-accrual loans.......................           300         929        1,026
Accruing loans 90 days or more delinquent.....             8          33        1,060
                                                  ----------   ---------   ----------
Total non-performing loans....................           308         962        2,086
Total real estate owned (1)...................           946         809        1,277
                                                  ----------   ---------   ----------
Total non-performing assets...................    $    1,254   $   1,771   $    3,363
                                                  ==========   =========   ==========
Total non-performing loans to net loans
 receivable...................................           .15%        .46%        1.01%
Total non-performing loans to total assets....           .12%        .38%         .84%
Total non-performing assets to total assets...           .48%        .70%        1.35%

-----------------------
(1) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.


        During the year ended March 31, 1998, gross interest income of $23,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period.

        The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.

                                                              At March 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                         (Dollars in Thousands)

Loans past due 60-89 days............................    $1,136  $  373  $  157
Loans past due 90 days or more.......................       308     962   2,086
                                                         ------  ------  ------
  Total past due 60 days or more.....................    $1,444  $1,335  $2,243
                                                         ======  ======  ======


        Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

     When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.


                                                             At March 31,
                                                        ----------------------
                                                         1998    1997    1996
                                                        ------  ------  ------
                                                        (Dollars in Thousands)
Substandard assets (1)................................  $1,243  $1,509  $3,046
Doubtful assets.......................................      --      --      --
Loss assets...........................................      15     227      10
                                                        ------  ------  ------
   Total classified assets............................  $1,258  $1,736  $3,056
                                                        ======  ======  ======

--------------------------
(1)  Includes REO.

     As of March 31, 1998, the Bank's principal classified asset consisted of $841,000 on motel property in real estate owned. This asset accounted for 66.9% of classified assets at March 31, 1998.

     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital in computing risk-based capital under OTS regulations.

     During fiscal years ended March 31, 1998, 1997, and 1996, the Bank added $60,000, $20,000 and $20,000, respectively, to the provision for loan losses. The Bank's allowance for loan losses totaled $721,000, $914,000 and $888,000, at March 31, 1998, 1997 and 1996, respectively. The Bank bases the provision for loan loss on several factors, including loan volume, portfolio mix, delinquencies, etc. Management believes that the Bank's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                          At March 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  ---------
                                                     (Dollars in Thousands)
Loans receivable, net..........................  $206,685   $209,404   $206,513
Average loans receivable, net..................   207,377    209,219    206,775
Allowance balance (at beginning of period).....       914        888        981
Provision for losses:
  Mortgage.....................................        --         --        101
  Non-mortgage.................................        --        214          7
  General......................................        60       (194)       (88)
(Charge-offs) Recoveries:
  Mortgage.....................................      (231)        (6)      (105)
  Non-mMortgage................................       (22)        12         (8)
                                                 --------   --------   --------
Allowance balance (at end of period)...........  $    721   $    914   $    888
                                                 ========   ========   ========
Allowance for loan losses as a percent of
  loans receivable, net at end of period.......       .35%       .44%       .43%
Net loans charged off as a percent of average
  loans receivable, net........................      0.1%       0.0% (1)   0.0% (1)
Ratio of allowance for loan losses to total
   non-performing assets at end of period......     57.50%     51.61%     26.41%
Ratio of allowance for loan losses to
   non-performing loans at end of period.......    234.09%     95.01%     42.57%

-------------------------------------
(1)  Computes to less than .1%.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                             At March 31,
                                           --------------------------------------------------------------------------
                                                      1998                       1997                    1996
                                           -------------------------  -------------------------  --------------------
                                                        % of Loans                 % of Loans            % of Loans
                                                          in Each                    in Each              in Each
                                                        Category to                Category to           Category to
                                             Amount     Total Loans     Amount     Total Loans   Amount  Total Loans
                                           -----------  ------------  -----------  ------------  ------  ------------
                                                                        (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans....      $   446         87.4%     $    368         88.7%   $ 386         86.1%
Multi-family residential loans...........           36          3.4            38          2.6      175          4.8
Consumer and commercial..................           54          6.4           290          5.7       69          5.9
Non-residential real estate..............          185          2.8           218          3.0      258          3.2
                                               -------      -------      --------     --------    -----     --------
Total allowance for loan losses..........      $   721        100.0%     $    914        100.0%   $ 888        100.0%
                                               =======      =======      ========     ========    =====     ========

Investment Activities

     In recent years, the Bank has increased the percentage of its assets held in its investment portfolio as part of its strategy of maintaining higher levels of liquidity. The Bank's investment portfolio is comprised of investment securities and certificates of deposit in other financial institutions. The carrying value of the Bank's investment securities totaled $21.9 million at March 31, 1998, compared to $24.5 million at March 31, 1997, a decrease of $2.6 million, or 10.5%. The decrease in the Bank's investment securities has occurred as a result of investing into mortgage-backed securities, federal funds sold, and interest bearing deposits in other financial institutions. The Bank's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $13.2 at March 31, 1998 compared to $7.6 million at March 31, 1997, an increase of $5.6 million, or 73.1%.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Liquidity Requirements" below and
Item 7. The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.


                                                                                   At March 31,
                                                             --------------------------------------------------------
                                                                    1998              1997               1996
                                                             -----------------  -----------------  ------------------
                                                             Carrying  Market   Carrying  Market   Carrying   Market
                                                              Value     Value    Value     Value    Value     Value
                                                             --------  -------  --------  -------  --------  --------
                                                                                  (In Thousands)
Investment securities:
U.S. Government and agency securities......................   $13,228  $13,162   $16,789   16,723   $14,487   $14,499
Obligations of state and political subdivisions............       173      173       181      181       188       188
Certificates of deposit in other financial institutions....     8,500    8,500     7,500    7,500     5,000     5,000
                                                              -------  -------   -------  -------   -------   -------
Total investment securities................................    21,901   21,835    24,470   24,404    19,675    19,687
Other Investments:
Interest-bearing deposits in other financial institutions..     7,647    7,647     5,179    5,179     6,495     6,495
Federal funds sold.........................................     4,100    4,100     1,125    1,125     2,475     2,475
Federal Home Loan Bank stock...............................     2,719    2,719     2,531    2,531     2,362     2,362
                                                              -------  -------   -------  -------   -------   -------
 Total investments.........................................   $36,367  $36,301   $33,305  $33,239   $31,007   $31,019
                                                              =======  =======   =======  =======   =======   =======

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at March 31, 1998. The Bank does not hold any investment securities with maturities in excess of 16 years.

                                                                       At March 31, 1998
                                    ----------------------------------------------------------------------------------------------

                                      One Year or Less        One to Five Years        Five to Ten Years       More than Ten Years

                                    -------------------     ---------------------     --------------------     -------------------

                                    Carrying    Average     Carrying      Average     Carrying     Average     Carrying    Average
                                     Value       Yield       Value         Yield       Value        Yield       Value       Yield
                                    --------    -------     --------     --------     --------     -------     --------    -------

                                                                       (Dollars in Thousands)
Investment Securities:
 U.S. Government and agency.......  $ 3,000       5.64%     $ 7,999        6.13%       $  229       6.25%      $ 2,000       7.00%
 Obligations of state and
  political subdivisions..........       --         --           --          --            --        --            173       5.50
 Certificates of deposit
  in other financial
  institutions....................    8,500       5.59           --          --            --        --             --         --
                                    -------       ----      -------       -----        ------       ----        ------      -----
  Total investment
   securities.....................  $11,500       5.60%     $ 7,999        6.13%       $  229       6.25%      $ 2,173      6.78%
                                    =======       ====      =======       =====        ======       ====       =======      ====
                                                     At March 31, 1998
                                    ------------------------------------------------
                                                     Total Investment
                                                        Securities
                                    ------------------------------------------------
                                    Average                                 Weighted
                                     Life         Carrying      Market      Average
                                    In Years       Value         Value       Yield
                                    --------      --------      -------     --------
                                                 (Dollars in Thousands)
Investment Securities:
 U.S. Government and agency.......     3.75       $13,228       $13,162       6.09%
 Obligations of state and
  political subdivisions..........    14.18           173           173       5.50
 Certificates of deposit in other
  financial institutions..........      .14         8,500         8,500       5.59
                                    -------       -------       -------      -----
  Total investment
   securities.....................     2.43       $21,901       $21,835       5.89%
                                    =======       =======       =======      =====

Sources of Funds

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Bank had $16.0 million of advances from the FHLB at March 31, 1998.

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. The Bank accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area. In recent years the Bank's total deposits have remained relatively stable.

     Deposit Portfolio. Savings and other deposits in the Bank as of March 31, 1998, comprised the following:



   Weighted                                                                                             Percentage
   Average                                                                   Minimum                     of Total
Interest Rate         Minimum Term         Checking and Savings Deposits      Amount       Balances      Deposits
-------------         ------------         -----------------------------      ------       --------      --------
                                                                                        (In Thousands)
2.14%                   None                 NOW Accounts                     $     --       $ 21,062         9.68%
2.98                    None                 Passbook                               --         39,111        17.97
3.00                    None                 Money Market Investor               2,500          9,448         4.34

                                              Certificates of Deposit
                                              -----------------------
5.39                  12 months or less    Fixed term, fixed rate                500         29,350        13.49
5.50                  12 to 24 months      Fixed term, fixed rate                500         37,069        17.03
5.93                  25 to 36 months      Fixed term, fixed rate                500         40,862        18.78
6.71                  36 months or more    Fixed term, fixed rate                500         13,523         6.21
6.11                  Negotiable           Jumbo Certificates                100,000         27,196        12.50
                                                                                           --------       ------
                                                                                           $217,621       100.00%
                                                                                           ========       ======

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                               Balance at                          Balance at                           Balance at
                               March 31,        %       Increase   March 31,        %        Increase   March 31,       %
                                 1998       Deposits   (Decrease)    1997       Deposits    (Decrease)     1996      Deposits
                               ----------   --------   ----------  ----------   --------    ----------  -----------  --------
                                                                      (Dollars in Thousands)
NOW Accounts...................  $ 21,062      9.68%    $ 1,834       19,228       9.09%    $  (324)    $  19,552      9.30%
Passbook statement accounts....    39,111     17.97      (2,122)      41,233      19.50      (3,254)       44,487     21.17
Money market passbook..........     9,448      4.34        (367)       9,815       4.64        (778)       10,593      5.04
Certificates of Deposit (1)
 Original maturities of:
   12 months or less...........    29,350     13.49       8,334       21,016       9.94       7,807        13,209      6.29
   12 to 24 months.............    37,069     17.03      (7,067)      44,136      20.88      (7,020)       51,156     24.34
   25 to 36 months.............    40,862     18.78      12,271       28,591      13.52       3,295        25,296     12.04
   36 months or more...........    13,523      6.21      (3,472)      16,995       8.04      (1,039)       18,034      8.58
   Negotiated Jumbo............    27,196     12.50      (3,232)      30,428      14.39       2,597        27,831     13.24
                                 --------    ------     -------     --------     ------     -------     ---------    ------
                                 $217,621    100.00%    $ 6,179     $211,442     100.00%    $ 1,284     $ 210,158    100.00%
                                 ========    ======     =======     ========     ======     =======     =========    ======



-------------------------------
(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $30.9 million, $31.9 million and $30.9 million, as of March 31, 1998, 1997, and 1996, respectively.

     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                           At March 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                      (Dollars in Thousands)
3.00% or less...................................   $     --  $     --  $      2
3.01- 4.00%.....................................         --        17       771
4.01- 6.00%.....................................    105,021   100,794    90,914
6.01- 8.00%.....................................     38,148    34,482    38,353
8.01-10.00%.....................................      4,831     5,873     5,486
                                                   --------  --------  --------
Total...........................................   $148,000  $141,166  $135,526
                                                   ========  ========  ========

     The following table sets forth the amount and maturities of certificates of deposit at March 31, 1998.

                                                 Amount Due
                                 ------------------------------------------------
                                 Less Than    1-2       2-3      After
                                  One Year   Years     Years    3 Years   Total
                                 ---------  --------  -------  --------  --------
Rate                                               (In Thousands)
----
4.01- 6.00%................        $71,096   $23,610  $ 7,198  $  3,117  $105,021
6.01- 8.00%................         17,065    12,236    7,699     1,148    38,148
8.01-10.00%................          3,706     1,061       64        --     4,831
                                   -------   -------  -------  --------  --------
Total......................        $91,867   $36,907  $14,961  $  4,265  $148,000
                                   =======   =======  =======  ========  ========

     The following table indicates the amount of the Bank's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1998.

          Maturity Period                     Certificates of Deposit
          ---------------                     -----------------------
                                                  (In Thousands)
     Three months or less....................        $11,380
     Over three months through six months....          4,617
     Over six months through twelve months...          5,625
     Over twelve months......................          5,574
                                                     -------
         Total...............................        $27,196
                                                     =======


Borrowings

     Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At March 31, 1998, the Bank had $16.0 million in advances outstanding.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Bank.

Asset and Liability Management-Interest Rate Sensitivity Analysis

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

     The Bank's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, ARM loan originations were limited during the year ended March 31, 1998 as long-term interest rates remained historically low during the year. The Bank seeks to lengthen the maturities of its deposits by promoting longer-term certificates; however, the Bank has not been successful in lengthening the maturities of its deposits in the current low interest rate environment. The Bank also negotiates interest rates on certificates of deposit of $100,000 or more.

     The Bank has an Asset-Liability Management Committee which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Board of Directors has adopted a policy that requires the Bank to maintain a one-year gap between negative 10% and positive 10%. As of March 31, 1998, based on internal calculations, the Bank's gap position was within the approved range as noted on the following table.

Gap Table

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, that are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of repricing or the contractual terms of the asset or liability. The Bank has assumed that its transaction accounts, which totaled $69.6 million at March 31, 1998, are withdrawn at the assumed decay rates set forth below. These withdrawal rates as well as loan prepayment assumptions were computed internally and are based on recent OTS assumptions for loan prepayments and deposit withdrawals. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable.


                                                                             At March 31, 1998
                                             ----------------------------------------------------------------------------------
                                              Within                                                         Over
                                              1 Year    1-3 Years   3-5 Years   5-10 Years   10-20 Years   20 Years     Total
                                             ---------  ----------  ----------  -----------  ------------  ---------  ---------
                                                                           (Dollars in Thousands)
Interest-earning assets:
 Real estate mortgages(1):
  Adjustable rate..........................  $ 68,587    $    971    $     50     $     --      $     --   $     --   $ 69,608
  Fixed....................................    20,351      31,930      23,175       34,325        15,707      1,802    127,290
 Other Loans...............................     6,746       4,528       1,933          369            --          8     13,584
 Mortgage-backed securities................       821         971         776        1,339           311         --      4,218
 Investment securities.....................    23,975       4,500       3,000           --         2,173         --     33,648
                                             --------    --------    --------     --------      --------   --------   --------
Total interest-earning assets..............   120,480      42,900      28,934       36,033        18,191      1,810    248,348
                                             --------    --------    --------     --------      --------   --------   --------
Rate sensitive liabilities:
 Transaction accounts......................    21,504      19,590      10,055       11,129         5,322        946     68,546
 Certificate accounts......................    98,257      45,553       4,190           --            --         --    148,000
 Non-interest bearing deposits (2).........       233         386         298          485           401        254      2,057
 Other borrowings..........................     9,455       6,545          --           --            --         --     16,000
                                             --------    --------    --------     --------      --------   --------   --------
  Total rate sensitive liabilities.........   129,449      72,074      14,543       11,614         5,723      1,200    234,603
                                             --------    --------    --------     --------      --------   --------   --------
Interest sensitivity gap...................    (8,969)    (29,174)     14,391       24,419        12,468        610
                                             ========    ========    ========     ========      ========   ========
Cumulative interest-sensitivity gap........  $ (8,969)   $(38,143)   $(23,752)    $    667      $ 13,135   $ 13,745
                                             ========    ========    ========     ========      ========   ========
Cumulative interest-sensitivity gap
 to total assets...........................      (3.5)%     (14.7)%      (9.1)%        0.3%          5.1%       5.3%
                                             ========    ========     ========      ========   ========   ========
Ratio of interest-earning assets to
 interest-bearing liabilities..............     93.07%      59.52%     198.95%      310.25%       317.86%    150.85%
                                             ========    ========    ========     ========      ========   ========
Cumulative ratio of interest sensitive
 assets to interest sensitive liabilities..     93.07%      81.07%      89.01%      100.29%       105.63%    105.86%
                                             ========    ========    ========     ========      ========   ========

Total assets...............................  $259,752    $259,752    $259,752     $259,752      $259,752   $259,752   $259,752
Cumulative interest sensitive assets.......  $120,480    $163,380    $192,314     $228,347      $246,538   $247,357   $248,348
Cumulative interest sensitive liabilities..  $129,449    $201,523    $216,066     $227,680      $233,403   $234,525   $234,603

----------------------------
(1) Includes $1.2 million of loans held for sale and are shown net of loans-in-process of $2.1 million.
(2) Includes $783,000 of advances by borrowers for taxes and insurance and $199,000 of accounts payable on mortgage loans serviced by others.

     In preparing the table above, it has been assumed in assessing the interest rate sensitivity of savings associations, that: (i) adjustable-rate first mortgage loans will prepay at a rate of 15.0% per year; (ii) second mortgage loans on one- to- four-family residences will prepay at a rate of 18.0% per year; (iii) fixed rate first mortgage loans and mortgage backed securities on one- to-four family residential properties will prepay annually as follows:


                                                Prepayment Assumptions
                                       -----------------------------------------
                                         30-Years         FHA      15-Year Loans
               Interest Rate:          Loans and MBS      and VA     and MBS
               -------------           -------------   ----------- -------------

               Less than 8.00%......        9.00%           6.00%     8.00%
               8.00% to 9.00%.......       10.00%           7.00%    11.00%
               9.00% to 10.00%......       14.00%          10.00%    17.00%
               10.00% to 11.00%.....       18.00%          13.00%    26.00%
               11.00% and above.....       18.00%          13.00%    26.00%


(iv) fixed and adjustable rate first mortgage loans on residential properties of five or more units and non-residential properties will prepay at a rate of 12% per year; (v) fixed maturity deposits will not be withdrawn prior to maturity; and (vi) NOW, deposit accounts, money market deposit accounts and passbook accounts will decay at a rate of 37.0%, 79.0% and 17.0% annually.

     The above assumptions should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

Competition

     The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Bank expects continued strong competition from such financial institutions in the foreseeable future. The Bank's market area includes branches of several commercial banks that are substantially larger than the Bank in terms of state-wide deposits.
The Bank competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

     The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

     As of June 1996, the Bank was one of two savings institutions headquartered in its market area. The Bank held approximately 14% of all financial institution deposits in its market area, competing against 14 other local and regional institutions.

Regulation

     As a state-chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS, the Ohio Division of Financial Institutions (the "Ohio Division"), and the FDIC. The Bank is a member of and owns stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS and Ohio Division regularly examine the Bank and prepare reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, Ohio Division, or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Regulation of Savings Institutions

     Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. See "--Lending Activities--Loans to One Borrower."

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months.

     A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 1998, the Bank maintained 94.20% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal would allow savings associations which would remain adequately capitalized following a capital distribution to make such a distribution without providing the OTS with prior notice. However, savings associations which are subsidiaries of holding companies would still be required to provide the OTS with notice prior to making capital distributions. No assurance can be given as to whether or in what form the regulation may be adopted.

     In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations; and
(v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for March 1998 was 15.7%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Holding Company and any non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     At March 31, 1998, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of March 31, 1998.


                                                         At March 31, 1998
                                                      -----------------------
                                                                  Percent of
                                                       Amount     Assets (1)
                                                      ---------  ------------
                                                      (Dollars in Thousands)
 Tangible capital:
   Capital level..............................          $23,637         9.13%
   Requirement................................            3,885         1.50%
                                                        -------        -----
   Excess.....................................          $19,752         7.63%
                                                        =======        =====
 Core capital:
   Capital level..............................          $23,637         9.13%
   Requirement (2)............................            7,770         3.00%
                                                        -------        -----
   Excess.....................................          $15,867         6.13%
                                                        =======        =====
 Fully phased-in risk-based capital:
   Capital level..............................          $24,343        17.38%
   Requirement................................           11,210         8.00%
                                                        -------        -----
   Excess.....................................          $13,133         9.38%
                                                        =======        =====

(1) Tangible and core capital levels are calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.
(2) The OTS has proposed a core capital requirement for savings associations comparable to the new requirement for national banks. The OTS proposed core capital ratio would be at least 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness ("MACRO rating"), with a 4% to 5% core capital requirement for all other thrifts.


     An OTS regulatory capital rule also incorporates an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the excess change. The OTS has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis.

     The following table presents the Bank's NPV as of March 31, 1998, as calculated by the OTS, based on information provided to the OTS by the Bank.


          Change in                                                   Change in NPV
        Interest Rates                                              as a percentage of
        in Basis Points               Net Portfolio Value           Estimated  Market
                              -----------------------------------
         (Rate Shock)          Amount     $ Change       % Change    Value of Assets
        ---------------       --------    ---------      --------   ------------------
                                           (Dollars in Thousands)
             400              $13,080     $ (18,863)       (59)%         (7.07)%
             200              $23,324     $  (8,619)       (27)%         (3.23)%
           Static             $31,943            --         --              --
            (200)             $35,304     $   3,361         11%           1.26%
            (400)             $37,920     $   5,977         19%           2.24%


Prompt Corrective Regulatory Action

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Accounts and Regulation by the FDIC

     Wayne Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $1.3 million (or $887,000 when adjusted for taxes), based on the Bank's deposits on March 31, 1995. In addition, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

     The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. A bill introduced in the current Congress would have eliminated the federal thrift charter and OTS; as passed by the House of Representatives, the bill merely limited the activities of savings and loan holding companies. The Senate has not yet acted on this bill, and the Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999. For the year ended March 31, 1998, the Bank's SAIF premium was $203,000.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 1998, of $2.7 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 5.75%, and were 7.25% for the fiscal year ended March 31, 1998. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Bank's net interest income would likely also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Ohio Regulation

     As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the Ohio Division of Financial Institutions (the "Ohio Division"). Regulation by the Ohio Division affects the Bank's internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the Ohio Division are usually conducted on a joint basis with the OTS. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     Under Ohio law, an Ohio association may buy any obligation representing a loan that would be a legal loan if originated by the Bank, subject to various requirements including: loans secured by liens on income-producing real estate may not exceed 20% of an association's assets; consumer loans, commercial paper, and corporate debt securities may not exceed 20% of an association's assets; loans for commercial, corporate, business, or agricultural purposes may not exceed 10% of an association's assets unless the Ohio Division increases the limitation to 30%, provided that an association's required reserve must increase proportionately; certain other types of loans may be made for lesser percentages of the association's assets; and, with certain limitations and exceptions, certain additional loans may be made if not in excess of 3% of the association's total assets. In addition, no association may make real estate acquisition and development loans for primarily residential use to one borrower in excess of 2% of assets. The total investments in commercial paper or corporate debt of any issuer cannot exceed 1% of an association's assets, with certain exceptions.

     Ohio law authorizes Ohio-chartered associations to, among other things: (i) invest up to 15% of assets in the capital stock, obligations, and other securities of service corporations organized under the laws of Ohio, and an additional 20% of net worth may be invested in loans to majority owned service corporations; (ii) invest up to 10% of assets in corporate equity securities, bonds, debentures, notes, or other evidence of indebtedness; (iii) exceed limits otherwise applicable to certain types of investments (other than investments in service corporations) by and between 3% and 10% of assets, depending upon the level of the institution's permanent stock, general reserves, surplus, and undivided profits; and (iv) invest up to 15% of assets in any loans or investments not otherwise specifically authorized or prohibited, subject to authorization by the institution's board of directors.

     An Ohio association may invest in such real property or interests therein as its board of directors deems necessary or convenient for the conduct of the business of the association, but the amount so invested may not exceed the net worth of the association at the time the investment is made. Additionally, an association may invest an amount equal to 10% of its assets in any other real estate. This limitation does not apply, however, to real estate acquired by foreclosure, conveyance in lieu of foreclosure, or other legal proceedings in relation to loan security interests.

     Notwithstanding the above powers authorized under Ohio law and regulation, a state-chartered savings association, such as the Bank, is subject to certain limitations on its permitted activities and investments under federal law, which may restrict the ability of an Ohio-chartered association to engage in activities and make investments otherwise authorized under Ohio law.

     Ohio has adopted statutory limitations on the acquisition of control of an Ohio savings and loan association by requiring the written approval of the Ohio Division prior to the acquisition by any person or company, as defined under the Ohio Revised Code, of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or company, either directly, indirectly, or acting in concert with one or more other persons or companies (a) acquires any class of voting stock, irrevocable proxies, or any combination thereof, (b) directs the election of a majority of directors, (c) becomes the general partner of the savings and loan association, (d) has influence over the management and policies of the savings and loan association, (e) has the ability to direct shareholder votes, or (f) anything else deemed to be control by the Ohio Division. The Ohio Division's written permission is required when the total amount of control held by the acquiror was less than or equal to 25% control before the acquisition and more than 25% control after the acquisition, or when the total amount of control held by the acquiror was less than 50% before the acquisition and more than 50% after the acquisition. Ohio law also prescribes other situations in which the Ohio Division must be notified of the acquisition even though prior approval is not required. Any person or company, which would include a director, will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors.

     Under certain circumstances, interstate mergers and acquisitions involving associations incorporated under Ohio law are permitted by Ohio law. A savings and loan association or savings and loan holding company with its principal place of business in another state may acquire a savings and loan association or savings and loan holding company incorporated under Ohio law if the laws of such other state permit an Ohio savings and loan association or an Ohio holding company reciprocal rights. Additionally, recently enacted legislation permits interstate branching by savings and loan associations incorporated under Ohio law.

     Ohio law requires prior written approval of the Ohio Superintendent of Savings and Loans of a merger of an Ohio association with another savings and loan association or a holding company affiliate.

Holding Company Regulation

     General. The Company and the Mutual Holding Company are non-diversified mutual savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     Restrictions Applicable to Mutual Holding Companies. Pursuant to Section 10(o) of the HOLA and OTS regulations, a mutual holding company may engage in the following activities: (i) investing in the stock of a savings association;
(ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings association;
(iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

Federal and State Taxation

     Federal Taxation. Income taxes are accounted for under the asset and liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Bank must change from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Bank is required generally to recapture into income the portion of its bad debt reserve (other than the supplemental reserve) that exceeds its base year reserves, approximately $200,000.

     The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. If the Bank meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The residential loan requirement is met if the principal amount of housing loans made by the Bank during the year at issue (1996 and 1997) is at least as much as the average of the principal amount of loans made during the six most recent tax years prior to 1996. Refinancings and home equity loans are excluded.

     Retained earnings as of March 31, 1998 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

     The Bank was last audited for tax years through 1993. The examination was concluded in May 1995, and all matters requiring payment of taxes were resolved with no material effect on the Bank's financial statements.

     Ohio Taxation. The Bank files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.5% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Year 2000 Issue

     As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Company is addressing the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its information technology system to identify and remedy any year 2000 related problems.

     As of March 31, 1998, the Company has not identified any specific expenses that are reasonably likely to be incurred by the Company in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Company's current systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

     In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of business and the Company's primary market area is not significantly dependent upon one employer or industry, the Company does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

ITEM 2.   Properties
--------------------

     The Bank conducts its business through its main office located in Wooster, Ohio, and five full service branch offices located in four counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at March 31, 1998. The aggregate net book value of the Bank's premises and equipment was $6.5 million at March 31, 1998.


          Location             Year Opened  Owned or Leased
-----------------------------  -----------  ---------------

    151 N. Market St.             1902         Owned
    Wooster, Ohio 44691

    1908 Cleveland Rd.            1978         Owned
    Wooster, Ohio 44691

    90 North Clay St.             1964         Owned
    Millersburg, Ohio 44654

    233 Claremont Ave.            1968         Owned
    Ashland, Ohio 44805

    237 North Main St.            1972         Owned
    Rittman, Ohio 44270

    303 Highland Dr.              1980         Owned
    Lodi, Ohio 44254


     The Bank's accounting and record keeping activities are maintained through an in-house data processing system.

ITEM 3.   Legal Proceedings
---------------------------

     There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


ITEM 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
     During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.


                                    PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

     The "Stockholder Information" and Common Stock and Related Matters sections of the Company's annual report to stockholders for the fiscal year ended March 31, 1998 (the "1998 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.


ITEM 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
     Results of Operations
     ---------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7.   Financial Statements and Supplementary Data
-----------------------------------------------------

     The material identified in Item 13(a)(1) hereof is incorporated herein by reference.


ITEM 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
     Financial Disclosure
     --------------------

     Not Applicable

                                   PART III
                                   --------

ITEM 9.   Directors and Executive Officers of the Bank
------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 1998 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10.  Executive Compensation
--------------------------------

     The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.


ITEM 12.          Certain Relationships and Related Transactions
----------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 13.          Exhibits, Financial Statement Schedules, and Reports on
-------------------------------------------------------------------------
                  From 8-K
                  --------

      (a)(1)  Financial Statements
              --------------------

         The following documents appear in sections of the Company's 1998 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

               (i)      Selected Financial and Other Data;

               (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations;

               (iii)    Report of Independent Certified Public Accountants;

               (iv)     Consolidated Statements of Financial Condition;

               (v)      Consolidated Statements of Earnings;

               (vi)     Consolidated Statements of Stockholders' Equity;

               (vii)    Consolidated Statements of Cash Flows; and

               (viii)   Notes to Consolidated Financial Statements.

         With the exception of the aforementioned sections, the Company's 1998 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

      (a)(2)  Financial Statement Schedules
              -----------------------------

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (a)(3)  Exhibits
              --------

                                                                Reference to Prior
                                                                 Filing or Exhibit
  Regulation S-B                                                  Number Attached
  Exhibit Number                       Document                        Hereto
  --------------                       --------                   ---------------

         3                     Articles of Incorporation                 *

         3                              Bylaws                           *

         4                     Instruments defining the                  *
                              rights of security holders,
                                 including debentures

         9                      Voting trust agreement                 None

        10                        Material contracts                   None

        11                     Statement re: computation                Not
                                 of per share earnings               Required

        13                          Annual Report to                    13
                                   Security Holders

        16                  Letter re: change in certifying            None
                                      accountants

        18                  Letter re: change in accounting            None
                                      principles

        21                     Subsidiary of Registrant                None

        22                    Published report regarding               None
                             matters submitted to vote of
                                   security holders

        23                   Consent of Grant Thornton LLP              23

        27                   EDGAR Financial Data Schedule              27

        28                     Information from reports                None
                                  furnished to state
                                 insurance regulatory
                                      authorities

        99                        Additional Exhibits                  None

---------------
* Filed as exhibits to the Registrant's Form 8-K Current Report filed with the SEC on November 26, 1997.

         (b)  Reports on Form 8-K:
              -------------------

            Not Applicable

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WAYNE SAVINGS BANCSHARES, INC.


Date: June 25, 1998                  By:  /s/ Charles F. Finn
                                          -------------------
                                          Charles F. Finn, President and Chief
                                           Executive Officer



         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Charles F. Finn                                 By: /s/ Todd J. Tappel
   --------------------------------------------             --------------------------------------------
     Charles F. Finn, President, Chief                       Todd J. Tappel, Senior Vice President and
       Executive Officer and Director                          Corporate Secretary
     (Principal Executive Officer)                           (Principal Financial Officer)

Date:    June 25, 1998                                   Date:    June 25, 1998



By:  /s/ Anthony Volpe                                   By: /s/ Kenneth G. Rhode
   --------------------------------------------             --------------------------------------------
     Anthony Volpe, Vice President                           Kenneth G. Rhode, Director
     (Principal Accounting Officer)

Date:    June 25, 1998                                   Date:    June 25, 1998



By:  /s/ Donald E. Massaro                               By: /s/ James C. Morgan
   --------------------------------------------             --------------------------------------------
     Donald E. Massaro, Director                             James C. Morgan, Director

Date:    June 25, 1998                                   Date:    June 25, 1998



By:  /s/ Terry A. Gardner                                By: /s/ Russell L. Harpster
   --------------------------------------------             --------------------------------------------
     Terry A. Gardner, Director                              Russell L. Harpster, Director

Date:    June 25, 1998                                   Date:    June 25, 1998



By:  /s/ Joseph L. Retzler
   --------------------------------------------
     Joseph L. Retzler, Director

Date:    June 25, 1998