Form 10QSB
period 1998-06-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1998-08-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               -----------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

United States                                                31-1557791
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

151 North Market Street
Wooster, Ohio                                                  44691
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

Yes   X                                                No

As of August 5, 1998, the latest practicable date, 2,486,653 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 14 pages

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                    Page

PART I  - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition              3

           Consolidated Statements of Earnings                         4

           Consolidated Statements of Cash Flows                       5

           Notes to Consolidated Financial Statements                  7

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 10


PART II -  OTHER INFORMATION                                          13

SIGNATURES                                                            14


                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                               June 30, March 31,
         ASSETS                                                                                     1998           1998
Cash and due from banks                                                                         $  1,437       $  1,422
Federal funds sold                                                                                 3,331          4,100
Interest-bearing deposits in other financial institutions                                         10,578          7,647
                                                                                                 -------        -------
         Cash and cash equivalents                                                                15,346         13,169

Certificates of deposit in other financial institutions                                            1,500          8,500
Investment securities - at amortized cost, approximate
  market value of $15,732 and $13,335 as of June 30, 1998
  and March 31, 1998                                                                              15,938         13,401
Mortgage-backed securities available for sale - at market                                          6,931          4,032
Mortgage-backed securities - at cost, approximate
  market value of $173 and $245 as of June 30, 1998
  and March 31, 1998                                                                                 171            243
Loans receivable - net                                                                           205,745        206,685
Loans held for sale - at lower of cost or market                                                     785          1,194
Real estate acquired through foreclosure                                                             883            946
Office premises and equipment - at depreciated cost                                                6,454          6,461
Federal Home Loan Bank stock - at cost                                                             2,768          2,719
Accrued interest receivable on loans                                                               1,155          1,152
Accrued interest receivable on mortgage-backed securities                                             35             23
Accrued interest receivable on investments and
  interest-bearing deposits                                                                          287            180
Prepaid expenses and other assets                                                                  1,404          1,047
                                                                                                 -------        -------

         Total assets                                                                           $259,402       $259,752
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $217,415       $217,621
Advances from the Federal Home Loan Bank                                                          16,000         16,000
Advances by borrowers for taxes and insurance                                                        162            783
Accrued interest payable                                                                             190            197
Accounts payable on mortgage loans serviced for others                                               151            199
Other liabilities                                                                                    373            291
Accrued federal income taxes                                                                         165              1
Deferred federal income taxes                                                                        231            234
                                                                                                 -------        -------
         Total liabilities                                                                       234,687        235,326

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;  2,486,188 and
    2,258,007 shares issued at June 30, 1998
    and March 31, 1998)                                                                            2,486          2,258
  Additional paid-in capital                                                                      12,399          5,963
  Retained earnings - substantially restricted                                                     9,828         16,198
  Less 357 shares of  treasury stock                                                                 (10)           (10)
  Unrealized gains on securities available for sale, net of related tax effects                       12             17
                                                                                                 -------        -------
         Total stockholders' equity                                                               24,715         24,426
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $259,402       $259,752
                                                                                                 =======        =======



                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                     1998             1997
Interest income
  Loans                                                            $4,294           $4,280
  Mortgage-backed securities                                           71               15
  Investment securities                                               219              260
  Interest-bearing deposits and other                                 281              237
                                                                    -----            -----
         Total interest income                                      4,865            4,792

Interest expense
  Deposits                                                          2,607            2,518
  Borrowings                                                          194              236
                                                                    -----            -----
         Total interest expense                                     2,801            2,754
                                                                    -----            -----

         Net interest income                                        2,064            2,038

Provision for losses on loans                                          15               15
                                                                    -----            -----

         Net interest income after provision for
           losses on loans                                          2,049            2,023

Other income
  Gain on sale of loans                                                89               57
  Gain on sale of assets                                                1               -
  Service fees, charges and other operating                           170              151
                                                                    -----            -----
         Total other income                                           260              208

General, administrative and other expense
  Employee compensation and benefits                                  837              778
  Occupancy and equipment                                             272              233
  Federal deposit insurance premiums                                   50               51
  Franchise taxes                                                      82               76
  Other operating                                                     345              328
                                                                    -----            -----
         Total general, administrative and other expense            1,586            1,466
                                                                    -----            -----

         Earnings before income taxes                                 723              765

Federal income taxes
  Current                                                             246              216
  Deferred                                                             -                45
                                                                    -----            -----
         Total federal income taxes                                   246              261
                                                                    -----            -----

         NET EARNINGS                                              $  477           $  504
                                                                    =====            =====

         EARNINGS PER SHARE

            Basic                                                   $0.19            $0.20
                                                                     ====             ====

            Diluted                                                 $0.19            $0.20
                                                                     ====             ====



                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                 $   477           $   504
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              6                18
    Amortization of deferred loan origination fees                                               (159)              (87)
    Amortization expense of stock benefit plans                                                    --                14
    Depreciation and amortization                                                                 116                96
    Loans originated for sale in the secondary market                                          (3,580)           (2,484)
    Proceeds from sale of loans                                                                 3,840             1,829
    Gain on sale of loans                                                                         (51)              (30)
    Provision for losses on loans                                                                  15                15
    Federal Home Loan Bank stock dividends                                                        (49)              (46)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         (3)              (16)
      Accrued interest receivable on mortgage-backed securities                                   (12)                2
      Accrued interest receivable on investments and interest-bearing deposits                   (107)             (157)
      Prepaid expenses and other assets                                                          (357)             (111)
      Accrued interest payable                                                                     (7)              (54)
      Accounts payable on mortgage loans serviced for others                                      (48)              131
      Other liabilities                                                                            82                18
      Federal income taxes
        Current                                                                                   164               224
        Deferred                                                                                   (3)               45
                                                                                               ------            ------
          Net cash provided by (used in) operating activities                                     324               (89)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (4,070)             (500)
  Proceeds from maturity of investment securities                                               1,537                 4
  Purchase of mortgaged-backed securities                                                      (3,331)               -
  Principal repayments on mortgage-backed securities                                              481               131
  Loan principal repayments                                                                    19,109            12,964
  Loan disbursements                                                                          (17,846)          (11,389)
  Purchase of office premises and equipment - net                                                (109)             (682)
  Proceeds from sale of real estate acquired through foreclosure                                   63                -
  Additions to real estate acquired through foreclosure                                            -                (11)
  Decrease in certificates of deposit in other financial institutions                           7,000             2,000
                                                                                               ------            ------
          Net cash provided by investing activities                                             2,834             2,517
                                                                                               ------            ------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                           3,158             2,428
                                                                                               ------            ------


                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                   1998            1997
          Net cash provided by operating and investing activities
            (balance brought forward)                                                           $ 3,158         $ 2,428

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                      (206)          1,366
  Proceeds from Federal Home Loan Bank advances                                                   7,000           1,000
  Repayment of Federal Home Loan Bank advances                                                   (7,000)         (1,000)
  Advances by borrowers for taxes and insurance                                                    (621)            183
  Proceeds from exercise of stock options                                                            15              15
  Dividends paid on common stock                                                                   (169)           (168)
                                                                                                 ------          ------
          Net cash provided by (used in) financing activities                                      (981)          1,396
                                                                                                 ------          ------

Net increase in cash and cash equivalents                                                         2,177           3,824

Cash and cash equivalents at beginning of period                                                 13,169           7,606
                                                                                                 ------          ------

Cash and cash equivalents at end of period                                                      $15,346         $11,430
                                                                                                 ======          ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                        $    85         $    -
                                                                                                 ======          =====

    Interest on deposits and borrowings                                                         $ 2,808         $ 2,808
                                                                                                 ======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                             $     (5)        $     1
                                                                                                =======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $     38         $    27
                                                                                                =======          ======


                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended June 30, 1998


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 1998.

         Effective November 25, 1997, Wayne Savings Community Bank (the "Company"), formerly named The Wayne Savings and Loan Company, completed its reorganization into a two-tier mutual holding company structure with the establishment of a stock holding company as parent of the Company. In the reorganization, each share of Wayne Savings Community Bank's common stock was automatically converted into one share of Wayne Savings Bancshares, Inc. common stock. The reorganization of the Company was structured as a tax-free reorganization and was accounted for in the same manner as a pooling-of-interests. Wayne Savings Community Bank is now the wholly-owned subsidiary of Wayne Savings Bancshares, Inc., the stock holding company ("Wayne").

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Wayne and the Company. All significant intercompany items have been eliminated.

3.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. The Company had no unallocated ESOP shares during the three months ended June, 30, 1998. Weighted-average common shares outstanding totaled 2,483,571 for the three month period ended June 30, 1998. Weighted average common shares outstanding, which gives effect to 5,517 unallocated ESOP shares, totaled 2,467,824 for the three month period ended June 30, 1997.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under Wayne's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,520,277 and 2,511,706 for the three month periods ended June 30, 1998 and 1997, respectively.

                         Wayne Savings Bancshares, Inc.

                    For the three months ended June 30, 1998


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

                         Wayne Savings Bancshares, Inc.

                    For the three months ended June 30, 1998


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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective April 1, 1998, as required, without material impact on the Corporation's financial statements. Comprehensive income totaled $472,000 and $505,000 for the three month periods ended June 30, 1998 and 1997, respectively. The components of comprehensive income consisted solely of unrealized gains and losses on securities designated as available for sale, net of related tax effects, totaling a loss of $5,000 and a gain of $1,000 for those respective periods.

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

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 1998 to June 30, 1998

At June 30, 1998, Wayne Savings Bancshares, Inc. ("Wayne"), the stock holding company parent of Wayne Savings Community Bank (the "Company"), had total assets of $259.4 million, a decrease of $350,000, or 0.1%, from March 31, 1998.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $32.8 million, a decrease of approximately $2.3 million, from March 31, 1998 levels. Regulatory liquidity approximated 14.8% at June 30, 1998, compared to 16.0% at March 31, 1998.

Loans receivable decreased by approximately $1.3 million from the March 31, 1998 total. This decrease resulted from principal repayments of $19.1 million and sales of $3.8 million, which were partially offset by loan disbursements of $21.4 million. The allowance for loan losses totaled $736,000 at June 30, 1998, as compared to $721,000 at March 31, 1998. Nonperforming loans totaled $353,000 at June 30, 1998 and $308,000 at March 31, 1998. The allowance for loan losses totaled 208.5% and 234.1% of nonperforming loans at June 30, 1998 and March 31, 1998, respectively. Although management believes that its allowance for loan losses at June 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits declined by approximately $206,000 to a total of $217.4 million at June 30, 1998. The decline in deposits generally reflects the effect of withdrawals relating to the lower interest rate environment.

The  Company is  subject  to  capital  standards  which  generally  require  the maintenance  of  regulatory  capital  sufficient  to meet  each of three  tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At June 30, 1998, the Company's tangible and core capital of $24.1 million, or 9.3%, exceeded the minimum 1.5% and 3.0% requirements of $3.9 million and $7.8 million, respectively, by $20.2 million and $16.3 million. The Company's risk-based capital of $24.9 million, or 17.5%, exceeded the 8.0% minimum requirement by approximately $13.5 million.

Comparison of Operating Results for the Three Month Periods Ended June 30, 1998 and 1997

Net earnings totaled $477,000 for the three months ended June 30, 1998, as compared to net earnings of $504,000 for the same period in 1997, a decrease of $27,000. The decrease in net earnings resulted primarily from an increase of $120,000, or 8.2%, in general, administrative and other expense, which was partially offset by increases of $26,000, or 1.3%, in net interest income and $52,000, or 25.0% in other income.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1998 and 1997 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities increased by $70,000, or 1.6%, for the three months ended June 30, 1998, from the same period in 1997. The increase in interest income resulted primarily from a $73,000 increase in loan fee income. The increase in loan fee income resulted primarily from accelerated fee income due to refinances and loan sales.

Interest on investments and interest-bearing deposits decreased by $3,000, or 0.6%, during the three months ended June 30, 1998, as compared to the same period in 1997.

Interest expense on deposits and borrowings increased by $47,000, or 1.7%, during the three months ended June 30, 1998, over the same period in 1997. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities, which increased by $5.4 million from $212.1 million, coupled with an increase in the average cost of funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $26,000, or 1.3%, during the three months ended June 30, 1998, as compared to the same period in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $15,000 provision for losses on loans during the three months ended June 30, 1998, unchanged from the same period in 1997. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio and management's assessment of the collateral securing non-performing loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $260,000 the three months ended June 30, 1998, an increase of $52,000, or 25.0%, over the comparable 1997 period. This increase was due primarily to the $32,000, or 56.1%, increase in gain on sale of loans coupled with a $19,000, or 12.6%, increase in service fees, charges and other operating income.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $120,000, or 8.2%, during the current three month period, due primarily to a $59,000, or 7.6%, increase in employee compensation and benefits, a $39,000, or 16.7%, increase in occupancy and equipment and a $17,000, or 5.2%, increase in other operating expenses.

Federal Income Taxes

The provision for federal income taxes amounted to $246,000 for the three months ended June 30, 1998, a decrease of $15,000 as compared to the same period in 1997. The decrease resulted primarily from a decrease in pretax earnings year to year. The effective tax rates for the three months ended June 30, 1998 and 1997 were 34.0% and 34.1%, respectively.


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

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

          The Board of Directors of Wayne Savings Bancshares, Inc. has authorized the repurchase of up to 124,322 shares, or approximately 5% of Wayne's outstanding stock, over the next 12 months. Any repurchased shares, will be held as treasury stock and will be available for general corporate purposes.


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits:
           27                        Financial Data Schedule for the three month
                                      period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        August 10, 1998                     By: /s/Charles F. Finn
       ---------------------------------             ------------------
                                                     Charles F. Finn
                                                     Chairman and President





DDate:        August 10, 1998                     By: /s/Anthony Volpe
       ---------------------------------             ------------------
                                                     Anthony Volpe
                                                     Vice President/Controller