Form 10QSB
period 1998-09-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1998-11-16
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               -----------------------------------------

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

Yes   X                                                 No ___

As of November 9, 1998, the latest practicable date, 2,489,248 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 18 pages

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                        Page

PART I  - FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                3

             Consolidated Statements of Earnings                           4

             Consolidated Statements of Cash Flows                         5

             Notes to Consolidated Financial Statements                    7

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   11


PART II - OTHER INFORMATION                                               16

SIGNATURES                                                                17


                       The Wayne Savings and Loan Company

                        STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                      September 30,         March 31,
         ASSETS                                                                                1998              1998
Cash and due from banks                                                                    $  1,571          $  1,422
Federal funds sold                                                                            2,150             4,100
Interest-bearing deposits in other financial institutions                                    14,070             7,647
                                                                                            -------           -------
         Cash and cash equivalents                                                           17,791            13,169

Certificates of deposit in other financial institutions                                       1,500             8,500
Investment securities - at amortized cost, approximate
  market value of $11,291 and $13,335 as of September 30, 1998
  and March 31, 1998                                                                         11,253            13,401
Mortgage-backed securities available for sale - at market                                     6,400             4,032
Mortgage-backed  securities - at cost, approximate market value of $685 and $245 as of September 30, 1998
  and March 31, 1998                                                                            702               243
Loans receivable - net                                                                      208,207           206,685
Loans held for sale - at lower of cost or market                                                617             1,194
Real estate acquired through foreclosure                                                        943               946
Office premises and equipment - at depreciated cost                                           7,228             6,461
Federal Home Loan Bank stock - at cost                                                        2,820             2,719
Accrued interest receivable on loans                                                          1,178             1,152
Accrued interest receivable on mortgage-backed securities                                        32                23
Accrued interest receivable on investments and
  interest-bearing deposits                                                                     137               180
Prepaid expenses and other assets                                                             1,086             1,047
Prepaid federal income taxes                                                                     87                -
                                                                                            -------           -------

         Total assets                                                                      $259,981          $259,752
                                                                                            =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $221,495          $217,621
Advances from the Federal Home Loan Bank                                                     12,000            16,000
Advances by borrowers for taxes and insurance                                                   786               783
Accrued interest payable                                                                        173               197
Accounts payable on mortgage loans serviced for others                                          159               199
Other liabilities                                                                               309               291
Accrued federal income taxes                                                                     -                  1
Deferred federal income taxes                                                                   245               234
                                                                                            -------           -------
         Total liabilities                                                                  235,167           235,326

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;  2,497,275 and
    2,258,007 shares issued and outstanding at September 30, 1998
    and March 31, 1998)                                                                       2,497             2,258
  Additional paid-in capital                                                                 12,447             5,963
  Retained earnings - substantially restricted                                               10,074            16,198
  Less 10,492 shares of treasury stock                                                         (243)              (10)
  Unrealized gains on securities available for sale, net of related tax effects                  39                17
                                                                                            -------           -------
         Total stockholders' equity                                                          24,814            24,426
                                                                                            -------           -------

         Total liabilities and stockholders' equity                                        $259,981          $259,752
                                                                                            =======           =======


                       The Wayne Savings and Loan Company

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                             Six months ended        Three months ended
                                                                               September 30,            September 30,
                                                                            1998         1997         1998         1997
Interest income
  Loans                                                                   $8,515       $8,559       $4,221       $4,279
  Mortgage-backed securities                                                 180           29          109           14
  Investment securities                                                      443          526          224          266
  Interest-bearing deposits and other                                        536          486          255          249
                                                                           -----        -----        -----        -----
         Total interest income                                             9,674        9,600        4,809        4,808

Interest expense
  Deposits                                                                 5,250        5,044        2,643        2,526
  Borrowings                                                                 389          464          195          228
                                                                           -----        -----        -----        -----
         Total interest expense                                            5,639        5,508        2,838        2,754
                                                                           -----        -----        -----        -----

         Net interest income                                               4,035        4,092        1,971        2,054

Provision for losses on loans                                                 31           30           16           15
                                                                           -----        -----        -----        -----

         Net interest income after provision
           for losses on loans                                             4,004        4,062        1,955        2,039

Other income
  Gain on sale of loans                                                      188          124           99           67
  Gain on sale of assets                                                       1           -            -            -
  Service fees, charges and other operating                                  361          313          191          162
                                                                           -----        -----        -----        -----
         Total other income                                                  550          437          290          229

General, administrative and other expense
  Employee compensation and benefits                                       1,650        1,581          813          803
  Occupancy and equipment                                                    548          473          276          240
  Federal deposit insurance premiums                                         101          104           51           53
  Franchise taxes                                                            174          152           92           76
  Other operating                                                            703          675          358          347
                                                                           -----        -----        -----        -----
         Total general, administrative and other expense                   3,176        2,985        1,590        1,519
                                                                           -----        -----        -----        -----

         Earnings before federal income taxes                              1,378        1,514          655          749

Federal income taxes
  Current                                                                                 458          469          212
253
  Deferred                                                                    11           45           11           -
                                                                           -----        -----        -----        -----
         Total federal income taxes                                          469          514          223          253
                                                                           -----        -----        -----        -----

         NET EARNINGS                                                     $  909       $1,000       $  432       $  496
                                                                           =====        =====        =====        =====

         EARNINGS PER SHARE
           Basic                                                           $0.37        $0.40        $0.17        $0.20
                                                                            ====         ====         ====         ====

           Diluted                                                         $0.36        $0.40        $0.17        $0.20
                                                                            ====         ====         ====         ====




                       The Wayne Savings and Loan Company

                            STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                 $   909           $ 1,000
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             13                 9
    Amortization of deferred loan origination fees                                               (253)             (177)
    Amortization expense of employee benefit plans                                                 -                 21
    Depreciation and amortization                                                                 237               207
    Loans originated for sale in the secondary market                                          (7,280)           (4,880)
    Proceeds from sale of loans                                                                 7,969             3,894
    Gain on sale of loans                                                                        (112)              (67)
    Provision for losses on loans                                                                  31                30
    Federal Home Loan Bank stock dividends                                                       (100)              (93)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (26)              (58)
      Accrued interest receivable on mortgage-backed securities                                    (9)                2
      Accrued interest receivable on investments and interest-bearing deposits                     43               (26)
      Prepaid expenses and other assets                                                           (39)               65
      Accrued interest payable                                                                    (24)              (56)
      Accounts payable on mortgage loans serviced for others                                      (40)               62
      Other liabilities                                                                            18               (65)
      Federal income taxes
        Current                                                                                   (88)              261
        Deferred                                                                                   11                45
                                                                                               ------            ------
          Net cash provided by operating activities                                             1,260               174

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (4,062)               -
  Proceeds from maturity of investment securities                                               6,222             2,504
  Purchase of mortgage-backed securities                                                       (3,913)               -
  Principal repayments on mortgage-backed securities                                            1,047               183
  Loan principal repayments                                                                    34,310            25,997
  Loan disbursements                                                                          (36,006)          (23,134)
  Purchase of office premises and equipment - net                                              (1,004)           (1,564)
  Proceeds from sale of real estate acquired through foreclosure                                   63                -
  Additions to real estate acquired through foreclosure                                           (60)              (90)
  Decrease in certificates of deposit in other financial institutions                           7,000                -
                                                                                               ------            ------
          Net cash provided by investing activities                                             3,597             3,896
                                                                                               ------            ------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                           4,857             4,070
                                                                                               ------            ------



                       The Wayne Savings and Loan Company

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                   1998            1997
          Net cash provided by operating and investing activities
            (balance brought forward)                                                           $ 4,857          $4,070

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                     3,874            (707)
  Proceeds from Federal Home Loan Bank advances                                                  10,000           3,000
  Repayment of Federal Home Loan Bank advances                                                  (14,000)         (5,000)
  Advances by borrowers for taxes and insurance                                                       3              68
  Proceeds from exercise of stock options                                                            74              42
  Dividends paid on common stock                                                                   (186)           (168)
                                                                                                 ------           -----
          Net cash provided by financing activities                                                (235)         (2,765)
                                                                                                 ------           -----

Net increase in cash and cash equivalents                                                         4,622           1,305

Cash and cash equivalents at beginning of period                                                 13,169           7,606
                                                                                                 ------           -----

Cash and cash equivalents at end of period                                                      $17,791          $8,911
                                                                                                 ======           =====


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                        $   553          $  224
                                                                                                 ======           =====

    Interest on deposits and borrowings                                                         $ 5,663          $5,564
                                                                                                 ======           =====


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                              $    22          $   (1)
                                                                                                 ======           =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                           $    76          $   57
                                                                                                 ======           =====



                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the six months ended September 30, 1998

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

         Effective November 25, 1997, Wayne Savings Community Bank (the "Company"), formerly named The Wayne Savings and Loan Company, completed its reorganization into a two-tier mutual holding company structure with the establishment of a stock holding company as parent of the Company. In the reorganization, each share of Wayne Savings Community Bank's common stock was automatically converted into one share of Wayne Savings Bancshares, Inc. common stock. The reorganization of the Company was structured as a tax-free reorganization and was accounted for in the same manner as a pooling-of-interests. Wayne Savings Community Bank is now the wholly owned subsidiary of Wayne Savings Bancshares, Inc., the stock holding company ("Wayne").

         During the quarter ended September 30, 1998, Wayne Savings Community Bank opened Village Savings Bank, F.S.B. ("Village"), a wholly-owned subsidiary of the Company, located in Stark County, Ohio. Additionally, the Company announced plans to establish a new branch office at the southern edge of Wooster, Ohio.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Wayne, Village, and the Company. All significant inter-company items have been eliminated.

                         Wayne Savings Bancshares, Inc.

                   For the six months ended September 30, 1998

3.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. The Company had no unallocated ESOP shares during the six months ended September 30, 1998. Weighted-average common shares outstanding totaled 2,485,070 and 2,486,549 for the six and three month periods ended September 30, 1998, respectively. Weighted average common shares outstanding, which gives effect to 5,972 unallocated ESOP shares totaled 2,468,519 and 2,469,921 for the six and three months periods ended September 30, 1997, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under Wayne's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,511,796 and 2,513,275 for the six and three months periods ended September 30, 1998 respectively, and 2,507,759 and 2,509,161 for the six and three month periods ended September 30, 1997, respectively.

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

                         Wayne Savings Bancshares, Inc.

                   For the six months ended September 30, 1998


4.       Effects of Recent Accounting Pronouncements (continued)

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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective April 1, 1998, as required, without a material impact on the Corporation's financial statements. Comprehensive income totaled $931,000 and $999,000 for the six month periods ended September 30, 1998 and 1997, respectively. The components of comprehensive income consisted solely of unrealized gains and losses on securities designated as available for sale, net of related tax effects totaling a gain of $22,000 and a loss of $1,000 for those respective periods.

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

                         Wayne Savings Bancshares, Inc.

                   For the six months ended September 30, 1998


4.       Effects of Recent Accounting Pronouncements (continued)

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amounts(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 1998 to September 30, 1998

At September 30, 1998, Wayne Savings Bancshares, Inc. ("Wayne"), the stock holding company parent of Wayne Savings Community Bank (the "Company") and Village Savings Bank, F.S.B. ("Village"), had total assets of $260.0 million, an increase of $229,000, or 0.1%, from March 31, 1998.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $30.5 million, a decrease of approximately $4.5 million, from March 31, 1998 levels. The decrease resulted primarily from the use of excess liquidity to repay $4.0 million in FHLB Advances. Regulatory liquidity approximated 12.3% at September 30, 1998, compared to 16.0% at March 31, 1998.

Loans receivable increased by approximately $945,000, or .5%, from the March 31, 1998 total. This increase resulted from loan disbursements of $43.3 million, which were partially offset by principal repayments of $34.3 million and sales of $7.9 million. The allowance for loan losses totaled $749,000 at September 30, 1998, as compared to $721,000 at March 31, 1998. Nonperforming loans totaled $387,000 at September 30, 1998 and $308,000 at March 31, 1998. The allowance for loan losses totaled 193.5% and 234.1% of nonperforming loans at September 30, 1998 and March 31, 1998, respectively. Although management believes that its allowance for loan losses at September 30, 1998 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $3.9 million to a total of $221.5 million at September 30, 1998. The increase in deposits generally reflects the results of opening the new federal savings bank subsidiary in North Canton, Ohio.

The Company and Village are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At September 30, 1998, the Company's tangible and core capital of $24.4 million, or 9.4%, exceeded the minimum 1.5% and 3.0% requirements of $3.9 million and $7.8 million, respectively, by $20.5 million and $16.6 million. The Company's risk-based capital of $25.1 million, or 17.5%, exceeded the 8.0% minimum requirement by approximately $13.6 million. At September 30, 1998, Village's tangible and core capital of $2.8 million, or 51.2%, exceeded the minimum 1.5% and 3.0%
requirements of $81,000 and $161,000, respectively, by $2.7 million and $2.6 million. Village's risk-based capital of $2.8 million, or 152.9%, exceeded the 8.0% minimum requirement by approximately $2.6 million.

Comparison of Operating Results for the Six Month Periods Ended September 30, 1998 and 1997

Net earnings totaled $909,000 for the six months ended September 30, 1998, as compared to net earnings of $1.0 million for the same period in 1997, a decrease of $91,000, or 9.1%. The decrease in net earnings resulted primarily from an increase of $191,000, or 6.4%, in general, administrative and other expense and a decrease of $57,000, or 1.4%, in net interest income, the effects of which were partially offset by an increase of $113,000, or 25.9%, in other income.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 1998 and 1997 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities increased by $107,000, or 1.2%, for the six months ended September 30, 1998, from the same period in 1997. The increase in interest income resulted primarily from a $151,000 increase in interest income from mortgage-backed securities and a $76,000 increase in loan fee income. The increase in loan fee income resulted primarily from accelerated fee income due to refinances and loan sales. The increases were offset by a decrease in interest income on loans of $123,000, the result of a decline in earning asset yields caused by falling interest rates.

Interest on investments and interest-bearing deposits decreased by $33,000, or 3.3%, during the six months ended September 30, 1998, as compared to the same period in 1997 as a result of a decrease in the average yield from year to year.

Interest expense on deposits and borrowings increased by $131,000, or 2.4%, during the six months ended September 30, 1998, over the same period in 1997. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities, which increased by $7.5 million from $226.1 million, coupled with an increase in the average cost of funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $57,000, or 1.4%, during the six months ended September 30, 1998, as compared to the same period in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $31,000 provision for losses on loans during the six months ended September 30, 1998, a slight increase from the same period in 1997. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio and management's assessment of the collateral securing non-performing loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $550,000 for the six months ended September 30, 1998, an increase of $113,000, or 25.9%, over the comparable 1997 period. This increase was due primarily to the $64,000, or 51.6%, increase in gain on sale of loans coupled with a $48,000, or 15.3%, increase in service fees, charges and other operating income.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $191,000, or 6.4%, during the current six month period, due primarily to a $69,000, or 4.4%, increase in employee compensation and benefits, a $75,000, or 15.9%, increase in occupancy and equipment and a $28,000, or 4.1%, increase in other operating expenses. Such increases in operating expenses were primarily attributable to the cost associated with the new bank subsidiary.

Federal Income Taxes

The provision for federal income taxes amounted to $469,000 for the six months ended September 30, 1998, a decrease of $45,000 as compared to the same period in 1997. The decrease resulted primarily from a decrease in pretax earnings year to year. The effective tax rates for the six months ended September 30, 1998 and 1997 were 34.0% and 33.9%, respectively.


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997

Net earnings totaled $432,000 for the three months ended September 30, 1998, as compared to net earnings of $496,000 for the same period in 1997, a decrease of $64,000, or 12.9%. The earnings for the three month period were similarly reduced by an increase of $71,000, or 4.7%, in general, administrative and other expense, a decrease of $83,000, or 4.0%, in net interest income, which were partially offset by an increase of $61,000, or 26.6%, in other income.

Net Interest Income

Interest on loans and mortgage-backed securities increased by $37,000, or 0.9%, for the three months ended September 30, 1998 over the same period in 1997. The increase resulted primarily from an increase of $95,000 in interest income from mortgage-backed securities. The increase was offset by a $58,000 decrease in interest income on loans, a result of a decline in earning asset yields caused by falling interest rates.

Interest on investments and interest-bearing deposits decreased by $36,000, or 7.0%, during the current three month period as a result of a decrease in the average yield from year to year.

Interest expense on deposits and borrowings increased by $84,000, or 3.1%, during the three months ended September 30, 1998 as compared to the same period in 1997. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $16,000 provision for losses on loans during the three months ended September 30, 1998, a slight increase from the same period in 1997. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio and management's assessment of the collateral securing non-performing loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $61,000, or 26.6%, during the current period over the comparable 1997 period due to a $32,000, or 47.8%, increase in gain on sale of loans, coupled with a $29,000, or 17.9%, increase in service fees, charges, and other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $71,000, or 4.7%, during the current three month period over the comparable 1997 period, due primarily to increased costs associated with the new bank subsidiary.

Federal Income Taxes

The provision for federal income taxes amounted to $223,000 for the three months ended September 30, 1998, as compared to $253,000 for the same period last year. The effective tax rates for the three months ended September 30, 1998 and 1997 were 34.0% and 33.8% respectively.


Year 2000 Compliance Matters

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruption in operations. The potential impact is that date sensitive calculations would be based on erroneous data or could cause a system failure. This affects all forms of financial accounting including interest computation, due dates, pensions/personnel benefits, and investments. It can also affect record keeping.

In 1997, the Company developed a five-phase program for Y2K information systems compliance. Phase I is awareness which consisted of establishing a Y2K project team and gaining executive-level support for resources necessary to perform compliance work. Phase II is assessment which consisted of the identification of all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Y2K date change. Phase III is renovation consisting of hardware and software upgrades, system replacements, vendor certification, and other associated changes for known non-compliant applications. Phase IV is validation consisting of testing hardware, software, and systems to assure Y2K compliance. Phase V is implementation whereby a contingency plan is enacted for any system failing Y2K testing.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997 (continued)

Year 2000 Compliance Matters (continued)

The Company does not perform in-house programming. All systems have been purchased from third-party vendors. Therefore, the primary thrust of the Company's Y2K effort has been ongoing discussions and monitoring of vendors' progress. As of the date of this Form 10-QSB, the Company has received confirmation from its vendors that Y2K -compliant versions of their systems are available. The Company either had the compliant version in place or has replaced a non-compliant version with the compliant one.

The most critical phase is validation. Although vendors have certified that their systems are compliant, the Company plans to test these systems, using critical future dates. There are numerous testing methodologies to cover the unique interdependencies between the vendors and the Company. Testing methodologies used by the Company will include point-to-point (tests verify the ability of a financial institution to transmit data directly to another entity or system); end-to-end (tests verify the ability of a financial institution originating a transaction to transmit test data to a receiving entity or system through an intermediary); and proxy (the service provider tests with a representative sample of financial institutions who use a particular service on the same platform).

The Company's Y2K action plan requires that mission-critical systems testing be substantially completed by March 31, 1999. A mission-critical system is an application or system that is vital to the successful continuance of a core business activity. The Company had identified 10 mission critical systems. As of the date of the Form 10-QSB, testing has been completed on one system and testing has begun on 5 other systems. The Company plans to commence testing on all mission-critical systems by December 31, 1998. Testing of material non mission-critical systems are planned to begin by March 31, 1999 with completion by June 30, 1999.

The Company has budgeted approximately $25,000 for hard costs related to renovation and testing. As of the date of this Form 10-QSB, approximately $9,000 of the budget has been expended.

The Company is in the process of developing a business resumption contingency plan for each mission-critical system in the event that there are system failures at critical dates. The contingency plan will consist of: event timelines, business impact analysis, alternative options, minimum acceptable levels of output and services, and core business processes that need to be recovered. The Company plans to have contingency plans in place by March 31, 1999.

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

          Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

          Not applicable


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          Not applicable

ITEM 5.  Other Information

          The Board of Directors of Wayne Savings Bancshares, Inc., in July 1998 authorized the repurchase of up to 124,322 shares, or approximately 5% of Wayne's outstanding stock, over the following 12 months. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 6.  Exhibits and Reports on Form 8-K

          Report on Form 8-K:           None

          Exhibits:
            27 Financial Data Schedule for the six month period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 13, 1998                   By: /s/Charles F. Finn
      -------------------------                --------------------------------
                                                Charles F. Finn
                                                Chairman and President




Date:   November 13, 1998                   By: /s/Todd J. Tappel
      -------------------------                --------------------------------
                                                Todd J. Tappel
                                                Senior Vice President
                                                Chief Financial Officer