Form 10QSB
period 1998-12-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1999-02-16
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                               -------------------------------------------

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

Yes   X                                                      No ___

As of February 5, 1999, the latest practicable date, 2,486,549 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 18 pages

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                         Page

PART I  -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                  3

             Consolidated Statements of Earnings                             5

             Consolidated Statements of Cash Flows                           6

             Notes to Consolidated Financial Statements                      8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     12


PART II -    OTHER INFORMATION                                              17

SIGNATURES                                                                  18


                         WAYNE SAVINGS BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          December 31,            March 31,
        ASSETS                                                                                    1998                 1998
Cash and due from banks                                                                       $  1,985             $  1,422
Federal funds sold                                                                               1,650                4,100
Interest-bearing deposits in other financial institutions                                       13,626                7,647
                                                                                               -------              -------
          Cash and cash equivalents                                                             17,261               13,169

Certificates of deposit in other financial institutions                                          4,500                8,500
Investment securities - at amortized cost, approximate market value of
  $11,671 and $13,335 as of December 31, 1998 and March 31, 1998, respectively                  11,854               13,401
Mortgage-backed securities available for sale - at market                                        7,364                4,032
Mortgage-backed securities - at cost, approximate market value of $1,001
  and $245 as of December 31, 1998  and March 31, 1998, respectively                               996                  243
Loans receivable - net                                                                         209,596              206,685
Loans held for sale-at lower of cost or market                                                   2,018                1,194
Real estate acquired through foreclosure                                                           885                  946
Office premises and equipment - at depreciated cost                                              7,350                6,461
Federal Home Loan Bank stock - at cost                                                           2,870                2,719
Accrued interest receivable on loans                                                             1,094                1,152
Accrued interest receivable on mortgage-backed securities                                           41                   23
Accrued interest receivable on investments and interest -bearing deposits                          170                  180
Prepaid expenses and other assets                                                                1,929                1,047
Prepaid federal income taxes                                                                        94                   -
                                                                                               -------              -------

Total assets                                                                                  $268,022             $259,752
                                                                                               =======              =======



                         WAYNE SAVINGS BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

                        (In thousands, except share data)

                                                                                    December 31,            March 31,
                                                                                            1998                 1998
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $228,572             $217,621
Advances from Federal Home Loan Bank                                                      12,000               16,000
Advances by borrowers for taxes and insurance                                              1,436                  783
Accrued interest payable                                                                      35                  197
Accounts payable on mortgage loans serviced for others                                       277                  199
Other liabilities                                                                            412                  291
Accrued federal income taxes                                                                  59                    1
Deferred federal income taxes                                                                245                  234
                                                                                         -------              -------
               Total liabilities                                                         243,036              235,326





STOCKHOLDERS' EQUITY

Common stock (20,000,000 shares of $1.00 par value authorized;
  2,500,000 and 2,258,007 issued at December 31, 1998 and
  March 31, 1998, respectively)                                                            2,500                2,258
Additional paid-in capital                                                                12,458                5,963
Retained earnings - substantially restricted                                              10,328               16,198
Less:  15,941 and 357 shares of treasury stock                                             (356)                 (10)
Unrealized gains on securities available for sale,
   net of related tax effects                                                                 56                   17
                                                                                         -------              -------
               Total stockholders' equity                                                 24,986               24,426
                                                                                        --------              -------
Total liabilities and stockholders' equity                                              $268,022             $259,752
                                                                                         =======              =======


                         WAYNE SAVINGS BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                         Nine months                    Three months
                                                                            Ended                           Ended
                                                                         December 31,                    December 31,
                                                                     1998             1997            1998            1997
Interest income
  Loans                                                           $12,825          $12,799          $4,310          $4,240
  Mortgage-backed securities                                          296               57             116              28
  Investment securities                                               615              741             172             215
  Interest-bearing deposits and other                                 792              781             256             295
                                                                   ------           ------           -----           -----
          Total interest income                                    14,528           14,378           4,854           4,778

Interest expense
  Deposits                                                          7,873            7,589           2,623           2,545
  Borrowings                                                          535              674             146             210
                                                                   ------           ------           -----           -----
          Total interest expense                                    8,408            8,263           2,769           2,755
                                                                   ------           ------           -----           -----

          Net interest income                                       6,120            6,115           2,085           2,023
Provision for losses on loans                                          47               45              16              15
                                                                   ------           ------           -----           -----

          Net interest income after provision
          for losses on loans                                       6,073            6,070           2,069           2,008

Other income
  Gain on sale of loans                                               255              190              67              66
  Gain on sale of assets                                                1                -               -               -
  Service fees, charges and other operating                           519              467             158             154
                                                                   ------           ------           -----           -----
          Total other income                                          775              657             225             220

General, administrative and other expense
  Employee compensation and benefits                                2,425            2,394             775             813
  Occupancy and equipment                                             818              729             270             256
  Federal deposit insurance premiums                                  153              152              52              48
  Franchise taxes                                                     264              228              90              76
  Other operating                                                   1,143            1,009             440             334
                                                                   ------           ------           -----           -----
          Total general, administrative and
            other expense                                           4,803            4,512           1,627           1,527
                                                                   ------           ------           -----           -----

          Earnings before income taxes                              2,045            2,215             667             701
Federal incomes taxes
  Current                                                             705              709             247             240
  Deferred                                                             (9)              45             (20)              -
                                                                   ------           ------           -----           -----
          Total federal income taxes                                  696              754             227             240
                                                                   ------           ------           -----           -----

          NET EARNINGS                                           $ 1,349           $ 1,461          $  440          $  461
                                                                  ======            ======           =====           =====

          EARNINGS PER SHARE
               Basic                                                $0.54            $0.59           $0.18           $0.19
                                                                    =====            =====            =====          =====
               Diluted                                              $0.54            $0.59           $0.18           $0.18
                                                                    =====            =====            =====          =====


                         WAYNE SAVINGS BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)
                                                                                        1998             1997
Cash flows from operating activities:
  Net earnings for the period                                                        $ 1,349          $ 1,461
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
   Amortization of discounts and premiums on loans, investments
     and mortgage-backed securities - net                                                (17)              11
   Amortization of deferred loan origination fees                                       (420)            (274)
   Amortization expense of stock benefit plans                                           ---               23
   Depreciation and amortization                                                         376              318
   Loans originated for sale in the secondary market                                 (12,622)          (6,280)
   Proceeds from sale of loans                                                        11,937            5,803
   Gain on sale of loans                                                                (139)            (106)
   Provision for losses on loans                                                          47               45
   Federal Home Loan Bank stock dividends                                               (149)            (141)
   Increase (decrease) in cash due to changes in:
     Accrued interest receivable on loans                                                 58               21
     Accrued interest receivable on mortgage-backed securities                           (18)              (9)
     Accrued interest receivable on investments and interest-bearing deposits             10             (124)
     Prepaid expenses and other assets                                                  (882)            (234)
     Accrued interest payable                                                           (162)             (97)
     Accounts payable on mortgage loans serviced for others                               78              134
     Other liabilities                                                                   121               14
     Federal income taxes
       Current                                                                           (36)             305
       Deferred                                                                           (9)              45
                                                                                      ------           ------
          Net cash provided by (used in) operating activities                           (478)             915

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                   (7,562)          (2,500)
  Proceeds from maturity of investment securities                                      9,117            5,051
  Purchase of mortgage-backed securities                                              (6,280)          (1,970)
  Principal repayments on mortgage-backed securities                                   2,148              280
  Loan principal repayments                                                           42,514           45,371
  Loan disbursements                                                                 (45,156)         (41,703)
  Purchase of office premises and equipment-net                                       (1,246)          (2,083)
  Proceeds from sale of real estate acquired through foreclosure                         121                -
  Additions to real estate acquired through foreclosure                                  (60)             (37)
  Decrease in certificates of deposit in other financial institutions                  4,000            1,000
                                                                                      ------           ------
       Net cash provided by (used in) investing activities                            (2,404)           3,409
                                                                                      ------           ------

       Net cash provided by (used in) operating and investing
       activities (balance carried forward)                                           (2,882)           4,324
                                                                                      ------           ------

                          WAYNE SAVINGS BANCSHARES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended December 31,
                                 (In thousands)

                                                                            1998           1997
      Net cash provided by (used in) operating and
      investing activities (balance brought forward)                          $(2,882)      $ 4,324

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                             11,131         3,163
  Proceeds from Federal Home Loan Bank advances                                15,000         4,000
  Repayments on Federal Home Loan Bank advances                               (19,000)       (6,000)
  Advances by borrowers for taxes and insurance                                   653           655
  Proceeds from exercise of stock options                                          87             4
  Dividends paid on common stock                                                 (551)         (268)
  Treasury stock                                                                 (346)            -
                                                                               ------        ------
      Net cash provided by financing activities
                                                                                6,974         1,554

Net increase in cash and cash equivalents                                       4,092         5,916

Cash and cash equivalents at beginning of period                               13,169         7,606
                                                                               ------        ------

Cash and cash equivalents at end of period                                    $17,261       $13,522
                                                                               ======        ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                      $   728       $   433
                                                                               ======        ======


    Interest on deposits and borrowings                                       $ 8,570       $ 8,360
                                                                               ======        ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
     available for sale, net of related tax effects                           $    39       $    (9)
                                                                               ======        ======


Recognition of mortgage servicing rights in accordance
   with SFAS No. 125                                                          $   116       $    84
                                                                               ======        ======





                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the nine months ended December 31, 1998

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

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Wayne, Village, and the Company. All significant inter-company items have been eliminated.

                         Wayne Savings Bancshares, Inc.

                   For the nine months ended December 31, 1998

3.        Earnings Per Share

          Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. The Company had no unallocated ESOP shares during the nine months ended December 31, 1998. Weighted-average common shares outstanding totaled 2,485,484 and 2,486,298 for the nine and three month periods ended December 31, 1998, respectively. Weighted average common shares outstanding, which gives effect to 5,972 unallocated ESOP shares totaled 2,470,774 and 2,475,284 for the nine and three months periods ended December 31, 1997, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under Wayne's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,508,003 and 2,508,817 for the nine and three months periods ended December 31, 1998 respectively, and 2,503,575 and 2,508,085 for the nine and three month periods ended December 31, 1997, respectively.

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

                         Wayne Savings Bancshares, Inc.

                   For the nine months ended December 31, 1998


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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective April 1, 1998, as required, without a material impact on the Corporation's financial statements. Comprehensive income totaled $1,388,000 and $1,452,000 for the nine month periods ended December 31, 1998 and 1997, respectively. The components of comprehensive income consisted solely of unrealized gains and losses on securities designated as available for sale, net of related tax effects totaling a gain of $39,000 and a loss of $9,000 for those respective periods.

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

                         Wayne Savings Bancshares, Inc.

                   For the nine months ended December 31, 1998


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

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

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

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 1998 to December 31,
1998

At December 31, 1998, Wayne Savings Bancshares, Inc. ("Wayne"), the stock holding company parent of Wayne Savings Community Bank (the "Company") and Village Savings Bank, F.S.B. ("Village"), had total assets of $268.0 million, an increase of $8.3 million, or 3.2%, from March 31, 1998. The increase was funded primarily through growth in deposits of $11.0 million, which was partially offset by a decline in borrowings of $4.0 million.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $33.6 million, a decrease of approximately $1.5 million, from March 31, 1998 levels. Excess liquidity was redeployed to fund growth in the loan portfolio. Regulatory liquidity approximated 10.5% at December 31, 1998, compared to 16.0% at March 31, 1998.

Loans receivable increased by approximately $3.7 million, or 1.8%, from the March 31, 1998 total. This increase resulted from loan disbursements of $57.8 million, which were partially offset by principal repayments of $42.5 million and sales of $11.8 million. The allowance for loan losses totaled $770,000 at December 31, 1998, as compared to $721,000 at March 31, 1998. Nonperforming loans totaled $194,000 at December 31, 1998 and $308,000 at March 31, 1998. The allowance for loan losses totaled 396.9% and 234.1% of nonperforming loans at December 31, 1998 and March 31, 1998, respectively. Although management believes that its allowance for loan losses at December 31, 1998 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $11.0 million, or 5.0%, to a total of $228.6 million at December 31, 1998. The increase in deposits generally reflects the results of opening the new federal savings bank subsidiary in North Canton, Ohio, which resulted in $6.5 million of new deposit growth, coupled with the "Company's" deposit growth of $4.5 million. Proceeds from such deposits were used to repay $4.0 million in FHLB advances.

The Company and Village are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 1998, the Company's tangible and core capital of $22.9 million, or 8.6%, exceeded the minimum 1.5% and 3.0% requirements of $4.0 million and $8.0 million, respectively, by $18.9 million and $14.9 million. The Company's risk-based capital of $23.6 million, or 16.1%, exceeded the 8.0% minimum requirement by approximately $11.9 million. At December 31, 1998, Village's tangible and core capital of $2.7 million, or 28.9%, exceeded the minimum 1.5% and 3.0%
requirements of $139,000 and $279,000, respectively, by $2.6 million and $2.4 million. Village's risk-based capital of $2.7 million, or 88.9%, exceeded the 8.0% minimum requirement by approximately $2.5 million.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 1998 and 1997

Net earnings totaled $1.3 million for the nine months ended December 31, 1998, as compared to net earnings of $1.5 million for the same period in 1997, a decrease of $112,000, or 7.7%. The decrease in net earnings resulted primarily from an increase of $291,000, or 6.4%, in general, administrative and other expense, the effects of which were partially offset by an increase of $118,000, or 18.0%, in other income and a decrease of $58,000, or 7.7%, in the provision for federal income taxes.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 1998 and 1997 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities increased by $265,000, or 2.1%, for the nine months ended December 31, 1998, from the same period in 1997. The increase in interest income resulted primarily from a $239,000, or 419.3%, increase in interest income from mortgage-backed securities and a $146,000, or 53.3%, increase in amortization of deferred loan fees. The increase in amortization of deferred loan fees resulted primarily from increased loan refinance activity. The increases were offset by a decrease in interest income on loans of $120,000, the result of a decline in earning asset yields caused by falling interest rates.

Interest on investments and interest-bearing deposits decreased by $115,000, or 7.6%, during the nine months ended December 31, 1998, as compared to the same period in 1997, as a result of a decrease in the average yield from year to year.

Interest expense on deposits and borrowings increased by $145,000, or 1.8%, during the nine months ended December 31, 1998, over the same period in 1997. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities, which increased by approximately $9.1 million, from $228.0 million.

As a result of the foregoing changes in interest income and interest expense, net interest income remained nearly unchanged during the nine months ended December 31, 1998, as compared to the same period in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $47,000 provision for losses on loans during the nine months ended December 31, 1998, a $2,000, or 4.4%, increase from the same period in 1997. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio, management's assessment of the collateral securing non-performing loans and growth in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $775,000 for the nine months ended December 31, 1998, an increase of $118,000, or 18.0%, over the comparable 1997 period. This increase was due primarily to the $65,000, or 34.2%, increase in gain on sale of loans, coupled with a $52,000, or 11.1%, increase in service fees, charges and other operating income.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $291,000, or 6.4%, during the current nine month period, due primarily to a $31,000, or 1.3%, increase in employee compensation and benefits, a $89,000, or 12.2%, increase in occupancy and equipment and a $134,000, or 13.3%, increase in other operating expenses. Such increases in operating expenses were primarily attributable to the cost associated with the new bank subsidiary.

Federal Income Taxes

The provision for federal income taxes amounted to $696,000 for the nine months ended December 31, 1998, a decrease of $58,000, or 7.7%, as compared to the same period in 1997. The decrease resulted primarily from the $170,000, or 7.7%, decrease in pretax earnings year to year. The effective tax rate was 34.0% for each of the nine months ended December 31, 1998 and 1997.


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997

Net earnings totaled $440,000 for the three months ended December 31, 1998, as compared to net earnings of $461,000 for the same period in 1997, a decrease of $21,000, or 4.6%. The earnings for the three month period were similarly reduced by an increase of $100,000, or 6.5%, in general, administrative and other expense, offset by an increase of $62,000, or 3.1%, in net interest income, and an increase of $5,000, or 2.3%, in other income.

Net Interest Income

Interest on loans and mortgage-backed securities increased by $158,000, or 3.7%, for the three months ended December 31, 1998 over the same period in 1997. The increase resulted primarily from an increase of $88,000 in interest income from mortgage-backed securities, and a $70,000 increase in amortization of deferred loan fees. The increase in amortization of deferred loan fees resulted primarily from an increase in refinance activity.

Interest on investments and interest-bearing deposits decreased by $82,000, or 16.1%, during the current three month period as a result of a decrease in the average yield from year to year.

Interest expense on deposits and borrowings increased by $14,000, or 0.5%, during the three months ended December 31, 1998 as compared to the same period in 1997. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities, year to year.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $16,000 provision for losses on loans during the three months ended December 31, 1998, a slight increase from the same period in 1997. The provision for losses on loans is recorded based upon growth in the loan portfolio, management's assessment of the risk inherent in the loan portfolio and management's assessment of the collateral securing non-performing loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income totaled $225,000 for the three months ended December 31, 1998, an increase of $5,000, or 2.3%, over the comparable 1997 period, due primarily to a $4,000, or 2.6%, increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $100,000, or 6.5%, during the current three month period over the comparable 1997 period, due primarily to increased costs associated with the new bank subsidiary.

Federal Income Taxes

The provision for federal income taxes amounted to $227,000 for the three months ended December 31, 1998, as compared to $240,000 for the same period last year. The effective tax rates for the three months ended December 31, 1998 and 1997 were 34.0% and 34.2%, respectively.


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

In 1997, the Company developed a five-phase program for Y2K information systems compliance. Phase I is awareness which consisted of establishing a Y2K project team and gaining executive-level support for resources necessary to perform compliance work. Phase II is assessment which consisted of the identification of all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Y2K date change. Phase III is renovation consisting of hardware and software upgrades, system replacements, vendor certification, and other associated changes for known non-compliant applications. Phase IV is validation consisting of testing hardware, software, and systems to assure Y2K compliance. Phase V is implementation whereby a contingency plan is enacted for any system failing Y2K testing.
                                       15

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)

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

The Company's Y2K action plan requires that mission-critical systems testing be substantially completed by March 31, 1999. A mission-critical system is an application or system that is vital to the successful continuance of a core business activity. The Company had identified 10 mission critical systems. As of the date of the Form 10-QSB, testing has been completed on six systems and testing has begun on the other systems. Testing of material non mission-critical systems are planned to begin by March 31, 1999 with completion by June 30, 1999.

The Company has budgeted approximately $25,000 for hard costs related to renovation and testing. As of the date of this Form 10-QSB, approximately $12,000 of the budget has been expended.

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


ITEM 6.  Exhibits and Reports on Form 8-K

          Report on Form 8-K:        None

          Exhibits:
            27 Financial Data Schedule for the nine month period ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 12, 1999                             By: /s/Charles F. Finn
                                                         Charles F. Finn
                                                         Chairman and President




Date:  February 12, 1999                             By: /s/Todd J. Tappel
                                                         Todd J. Tappel
                                                         Senior Vice President
                                                         Chief Financial Officer