Form 10KSB
period 1999-03-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1999-06-29
CIK 1036030

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended March 31, 1999
                                       OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _______________ to  ______________________

                          Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                     Federal                                31-1557791
          ------------------------------                    ----------
          State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)              Identification Number)

      151 North Market Street, Wooster, Ohio                  44691
      --------------------------------------                  -----
     (Address of Principal Executive Offices)                Zip Code

                                (330) 264-5767
                         -----------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par
                                                             -----------------
value $1.00 per share
---------------------
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES   X     NO ____
                                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     The issuer's revenues for the fiscal year ended March 31, 1999, were $20.3 million.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq SmallCap Market on June 11, 1999, was approximately $16.8 million. This amount excludes shares held by Wayne Savings Bankshares, M.H.C., and the Registrant's directors and senior officers. As of June 11, 1999, there were issued and outstanding 2,603,056 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 1999 (Parts II and III).

2.   Proxy Statement for the 1999 Annual Meeting of Stockholders (Parts I and
III).

                                    PART I
                                    ------

ITEM 1.   Business
-------   --------

General

     Wayne Savings Bancshares, Inc.

     Wayne Savings Bancshares, Inc. (the "Company") is a federal corporation which was organized on August 5, 1997. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On November 25, 1997, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At March 31, 1999, the Company had total assets of $271.3 million, total deposits of $235.3 million, and stockholders' equity of $25.0 million.

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

     Village Savings Bank, F.S.B.

     Village Savings Bank, F.S.B. ("Village") is a federally-chartered stock savings bank headquartered in North Canton, Ohio that was chartered as a wholly-owned subsidiary of the Bank in July, 1998. Village's deposits are insured by the FDIC under the SAIF. Village is a member of the FHLB system.

     Village is a community-oriented savings institution offering traditional financial services to its local community. Village's primary lending and deposit gathering area includes North Canton, Jackson Township and Plain Township, which are all located in Stark County. Village's principal business activity consists of originating one- to four-family residential real estate loans in its market area. Village also originates multi-family residential and non-residential real estate loans, although such loans constitute a small portion of Village's lending activities. Village also originates consumer loans, and to a lesser extent, construction loans. Village also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

     Village's principal executive office is located at 1265 South Main Street, North Canton, Ohio, and its telephone number at that address is (330) 494-5262.

Market Area/Local Economy

     The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina and Holmes Counties in north central Ohio. Wooster, Ohio is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio. Village, headquartered in North Ca nton, Ohio, operates in Stark County in north central Ohio.

     Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. In addition, since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. Wayne County is also the home base of such nationally known companies as Rubbermaid Incorporated, J.M. Smucker Company (located in the City of Orrville) and the Wooster Brush Company. It is also the home of many industrial plants, including those of Packaging Corporation of America, Morton Salt, Bell and Howell Micro Photo Division, FritoLay, Inc., and The Gerstenslager Company. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, an d Wayne College, a branch of The
University of Akron. Wayne Savings operates two full-service offices in Wooster.

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

     Medina County, located just north of Wayne County, is the center of a fertile agricultural region. Farming remains the largest industry in the county in terms of dollar value of goods produced. However, over 100 small manufacturing firms also operate in the county. The City of Medina is located in the center of the Cleveland-Akron-Lorain Standard Consolidated Statistical Marketing Area. Medina is located approximately 30 miles south of Cleveland and 15 miles west of Ak ron. Due to its proximity to Akron and Cleveland, a majority of Medina County's labor force is employed in these two cities. The Bank operates one full-service office in Medina County, which is located in the Village of Lodi.

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

     Stark County, located directly east of Wayne County, is characterized by a diverse economy and over 1,500 different products are manufactured in the county. Stark County also has a strong agricultural base, and ranks fourth in Ohio in the p roduction of dairy products. The major employers in North Canton are the Hoover Company, Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels). Jackson Township is the home to the Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries.

Lending Activities

     General. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate as well as commercial business loans; however, such lending has been reduced significantly in recent years and currently constitutes a relatively small portion of the Company's lending activities. The Company also originates consumer loans to broaden services offered to customers and to decrease the Company's interest rate risk exposure.

     The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 1999, approximately $61.9 million, or 27.1%, of the Company's total loans and mortgage-backed securities, due after March 31, 2000, consisted of loans or securities with adjustable interest rates.

     The Company continues actively to originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The majority of such one- to four-family fixed rate residential mortgage loans, however, are retained by the Company. The Company retains servicing on its sold mortgage loans and realizes monthly service fee income. The Company also originates interim construction loans on one- to four-family residential properties.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                  At March 31,
                                          ----------------------------------------------------------
                                                  1999                1998                1997
                                               --------             --------            --------
                                             $         %         $         %         $         %
                                          --------  --------  --------  --------  --------  --------
                                                               (Dollars in Thousands)
Mortgage loans:
 One- to four-family residential/(1)/...  $187,638    84.82%  $180,895    85.58%  $184,381    85.98%
 Residential construction loans.........     7,668     3.47      3,963     1.87      5,717     2.67
 Multi-family residential...............     7,086     3.20      7,091     3.36      5,491     2.56
 Non-residential real estate/land/(2)/..     5,610     2.53      5,838     2.76      6,519     3.04
                                          --------  -------   --------  -------   --------  -------
  Total mortgage loans..................   208,002    94.02    197,787    93.57    202,108    94.25
Other loans:
 Consumer loans.........................     8,415     3.80     10,477     4.96     11,568     5.39
 Commercial business loans..............     4,810     2.18      3,112     1.47        769      .36
                                          --------  -------   --------  -------   --------  -------
  Total other loans.....................    13,225     5.98     13,589     6.43     12,337     5.75
                                          --------  -------   --------  -------   --------  -------
Total loans before net items............   221,227   100.00%   211,376   100.00%   214,445   100.00%
                                                    =======              =======             =======

Less:
 Loans in process.......................     4,600               2,088               2,111
 Deferred loan origination fees.........     1,855               1,882               2,016
 Allowance for loan losses..............       678                 721                 914
                                          --------            --------            --------

  Total loans receivable, net...........  $214,094            $206,685            $209,404
                                          ========            ========            ========

Mortgage-backed securities, net/(3)/....  $  7,230            $  4,275            $    873
                                          ========            ========            ========

/(1)/ Includes equity loans collateralized by second mortgages in the aggregate amount of $8.7 million, $7.9 million and $7.3 million, as of March 31, 1999, 1998 and 1997, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.
/(2)/ Includes land loans of $951,000, $584,000 and $449,000 as of March 31,
      1999, 1998, and 1997, respectively.
/(3)/ Includes mortgage-backed securities designated as available for sale.

     Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 1999, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                              One          Three       Five          Ten        Beyond
                                                 Within     Through       Through     Through       Through     Twenty
                                                One Year   Three Years   Five Years  Ten Years    Twenty Years   Years    Total
                                                --------   -----------   ----------  ---------   ------------   -------  --------
                                                                                  (In Thousands)
Mortgage loans/(1)/:
 One to four family residential:
  Adjustable..................................   $47,357       $  317      $   --    $    --       $    --    $     --    $ 47,674
  Fixed.......................................        14          513       3,151     18,011        59,266      60,450     141,404
Multi-family residential and nonresidential:
  Adjustable..................................    10,386           --          --         --            --          --      10,386
  Fixed.......................................         2           12         731      1,261           106                   2,112
Second Mortgage Loans.........................        14          135         224      1,361             6          --       1,740
Other Loans:..................................
 Commercial...................................     3,138            7         174          4           789          --       4,111
 Consumer.....................................     1,414        1,351       1,060      1,810            --          --       5,640
                                                 -------       ------      ------    -------       -------    --------    --------
Total loans...................................   $62,329       $2,336      $5,340    $22,446       $60,166    $ 60,450    $213,067
                                                 =======       ======      ======    =======       =======    ========    ========

Mortgage-backed securities/(2)/...............   $   535       $  356      $1,358    $ 1,440       $ 1,925    $  1,530    $  7,144
                                                 =======       ======      ======    =======       =======    ========   =========

-----------------------------
/(1)/ Amounts shown are net of loans in process of $4.6 million, include loans held for sale, and do not include $269,000 of non-performing loans.
/(2)/ Includes mortgage-backed securities available for sale. Does not include premiums of $106,000, discounts of $5,000 and unrealized losses of $4,000.

     The following table sets forth at March 31, 1999 the dollar amount of all fixed rate and adjustable rate loans due after March 31, 2000.


                                     Fixed      Adjustable    Total
                                    --------    ----------  --------
                                              (In Thousands)

Mortgage loans/(1)/:
 One- to four-family residential..  $141,390     $47,643    $189,033
 Multi-family residential.........     2,110      10,385      12,495

Other loans:
 Commercial business..............       973          --         973
 Consumer.........................     4,998         501       5,499
                                    --------     -------    --------
  Total loans.....................  $149,471     $58,529    $208,000
                                    ========     =======    ========

Mortgage-backed securities/(2)/...  $  6,609     $    --    $  6,609
                                    ========     =======    ========

_____________________________
/(1)/  Includes loans held for sale.
/(2)/  Includes mortgage-backed securities available for sale.


     One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 1999, the Company had $187.6 million, or 84.8%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

     The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including but not limited to the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's secondary market activities over the past three years have been limited to sales of $15.9 million, $7.1 million and $1.9 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Such sales generally constituted current period originations. Mortgage loans held for sale at March 31, 1999 and 1998 totaled $1.6 million and $1.2 million, respectively. No mortgage loans were held for sale as of March 31, 1997.

     The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 1999, the Company's ARM portfolio decreased by $7.7 million, or 11.1%.

     The Company's ARM loans adjust annually with interest rate adjustment limitations of 1% per year and with a cap of 3% on total rate increases or decreases over the life of the loan. The Company's current index on its ARM loans is the Ohio Cost of Funds for SAIF-Insured Savings Associations, which index is published quarterly by the OTS. In the past, the Company has used different interest indices for ARM loans, such as the National Average Contract Rate for Previously Occupied Homes and the National Average Cost of Funds. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. The Company does not originate ARM loans with initially discounted rates. The Company determines whether a borrower qualifies for an ARM loan based on the contractual rate of the ARM loan at the time the loan is originated.

One- to four-family residential ARM loans totaled $47.7 million, or 21.6%, of the Company's total loan portfolio at March 31, 1999.

     The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company predictable cash flows as would long-term, fixed rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because the Company has a 3% cap on interest rate increases during the life of its ARM loans.

     The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Association and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 1999, the Company's equity loan portfolio totaled $8.7 million, or 4.6%, of its one- to four-family mortgage loan portfolio.

     The Company's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Company's lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. However, the Company makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For 15 year fixed rate and all ARM loans with loan-to-value ratios of 80.01% to 90%, and 90.01% to 95%, the Company requires the first 20%, and 25%, respectively, of the loan to be covered by private mortgage insurance. For 30 year fixed rate loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, and 90.01% to 95%, the Company requires the first 12%, 25%, and 30%, respectively, of the loan to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as title insurance regarding good title, on all properties securing real estate loans made by the Company and flood insurance, where applicable.

     Multi-Family Residential Real Estate Loans.   In recent years, the Company
has significantly reduced its originations of multi-family real estate loans. Loans secured by multi-family real estate constituted approximately $7.1 million, or 3.2%, of the Company's total loan portfolio at March 31, 1999. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 1999, 89.1% of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 1999, the Company's multi-family real estate loans had an average balance of $207,000, and the largest multi-family real estate loan had a principal balance of $1.2 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans; however, the Company's policies do not preclude such lending.

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

     Non-Residential Real Estate and Land Loans. The Company also has reduced significantly its non-residential real estate loan originations in recent years. Loans secured by non-residential real estate constituted approximately $4.7 million, or
2.1%, of the Company's total loan portfolio at March 31, 1999.  The
Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 1999, 77.9% of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 1999, the Company's non-residential loans had an average balance of $90,000 and the largest non-residential real estate loan had a principal balance of $953,000. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-reside ntial real estate construction loans; however, the Company's policies do not preclude such lending.

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

     The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are gen erally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $951,000 at March 31, 1999.

     Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 1999, the Company had $7.7 million, or 3.5%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase.
Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

     Commercial Loans. Commercial loans totaled $4.8 million, or 2.2% of the Company's total loan portfolio at March 31, 1999. The Company does not emphasize commercial lending, but evaluates and meet the needs of its customer base.

     Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

     As of March 31, 1999, consumer loans totaled $8.4 million, or 3.8%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are fixed rate and fixed term second mortgage loans, auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 1999, second mortgage loans totaled $1.7 million, or 20.2%, of consumer loans.

     The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The quality and stability of the applicant's monthly income are determined by analyzing the gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "--Classification of Assets" for information regarding the Company's loan loss experience and reserve policy.

     Mortgage-Backed Securities. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, increased from $4.3 million at March 31, 1998 to $7.2 million at March 31, 1999.

     The Company's objectives in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Company's level of liquidity. Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and interest rates. Mortgage-backed securities purchased by the Company also have lower credit risk because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $250,000 must be approved by the Chief Lending Officer. The Chief Executive Officer can approve loans up to $300,000, and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that management's approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 1999, the Company had commitments to originate $9.2 million of loans.

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

     Although in the past the Company has purchased loans originated by other lenders, the Company has not purchased any such loans in at least 10 years. At March 31, 1999, less than 2% of all loans in the Company's portfolio were purchased from others and the majority of such loans were collateralized by properties located in Ohio.

     Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Company's loan origination, purchase and sales activity for the periods indicated.

                                                               At March 31,
                                                      -------------------------------
                                                        1999       1998       1997
                                                      ---------  ---------  ---------
                                                              (In Thousands)

Total loans receivable, net at beginning of period..  $206,685   $209,404   $206,513

Loans originated:
 One- to four-family residential/(1)/...............    60,277     42,561     37,302
 Multi-family residential/(2)/......................     1,930        600      1,268
 Non-residential real estate/land...................       179        674      1,586
 Consumer loans.....................................     6,498      6,101      6,269
 Commercial loans...................................     3,681      4,287      1,344
                                                      --------   --------   --------
   Total loans originated...........................    72,565     54,223     47,769
Loans sold:
 Whole loans........................................   (15,860)    (7,066)    (1,930)
                                                      --------   --------   --------
   Total loans sold.................................   (15,860)    (7,066)    (1,930)

Mortgage loans transferred to REO...................       (58)      (162)        --
Loan repayments.....................................   (48,776)   (49,359)   (43,274)
Other loan activity, net............................      (462)      (355)       326
                                                      --------   --------   --------
   Total loans receivable, net at end of period.....  $214,094   $206,685   $209,404
                                                      ========   ========   ========

Mortgage-backed securities at beginning of period...  $  4,275   $    873   $  1,929
Mortgage-backed securities purchased................     6,576      4,010         --
Principal repayments and other activity.............    (3,621)      (608)    (1,056)
                                                      --------   --------   --------
   Mortgage-backed securities at end of period......  $  7,230   $  4,275   $    873
                                                      ========   ========   ========

--------------------------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans disbursed for sale in the secondary market.
(2) Includes loans to finance the sale of real estate acquired through foreclosure.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards No. 91 (SFAS No. 91) on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 1999, the Company had $1.9 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Company also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from

REO operations. The Company recognized fees and service charges of $682,000, $613,000 and $519,000, for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

     Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 1999, the Company's largest real estate related borrower had an aggregate principal outstanding balance of $2.1 million. The Company had no loans at March 31, 1999 that exceeded the loans to one borrower regulations.

Delinquencies and Classified Assets

     Delinquencies. The Company's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. This notice is followed with a letter again requesting payment when the payment becomes 20 days past due. If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by HUD regulations. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

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

     At March 31, 1999, the Company had non-performing assets of $321,000 and a ratio of non-performing assets to total assets of 0.12%. At March 31, 1998 and 1997, the Company had non-performing assets of $1.3 million and $1.8 million, respectively. The Company's levels of non-performing assets during the three year period ended March 31, 1999 were below peer group averages.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is deemed REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

     The following table sets forth information regarding the Company's non-accrual loans and real estate acquired by foreclosure at the dates indicated. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.

                                                                                 At March 31,
                                                                      -------------------------------
                                                                          1999        1998     1997
                                                                      -------------  -------  -------
                                                                           (Dollars in Thousands)
Non-accrual loans:
 Mortgage loans:
   Permanent loans secured by one- to four-family dwelling units..       $ 224     $  299     $  560
   All other mortgage loans.......................................          --          1         --
 Non-mortgage loans:
   Commercial.....................................................          --         --        364
   Consumer.......................................................          12         --          5
                                                                         -----     ------     ------
Total non-accrual loans...........................................         236        300        929
Accruing loans 90 days or more delinquent.........................          44          8         33
                                                                         -----     ------     ------
Total non-performing loans........................................         280        308        962
Total real estate owned/(1)/......................................          41        946        809
                                                                         -----     ------     ------
Total non-performing assets.......................................       $ 321     $1,254     $1,771
                                                                         =====     ======     ======
Total non-performing loans to net loans receivable................         .13%       .15%       .46%
Total non-performing loans to total assets........................         .10%       .12%       .38%
Total non-performing assets to total assets.......................         .12%       .48%       .70%

--------------------------
/(1)/ Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.


     During the year ended March 31, 1999, gross interest income of $7,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period.

     The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Company's portfolio at the dates indicated.

                                           At March 31,
                                   -----------------------------
                                       1999       1998     1997
                                   ------------  ------   ------
                                      (Dollars in Thousands)
Loans past due 60-89 days........     $1,710     $1,136   $  373
Loans past due 90 days or more...        280        308      962
                                      ------     ------   ------
 Total past due 60 days or more..     $1,990     $1,444   $1,335
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

     When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

     The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                         At March 31,
                                 ----------------------------
                                     1999       1998    1997
                                 ------------  ------  ------
                                   (Dollars in Thousands)
Substandard assets/(1)/...         $ 206    $1,243    $1,509
Doubtful assets...........            --        --        --
Loss assets...............             8        15       227
                                   -----    ------    ------
 Total classified assets..         $ 214    $1,258    $1,736
                                   =====    ======    ======

-----------------------------
/(1)/  Includes REO.

     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital in computing risk-based capital under OTS regulations.

     During fiscal years ended March 31, 1999, 1998, and 1997, the Company added $64,000, $60,000 and $20,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $678,000, $721,000 and $914,000, at March 31, 1999, 1998 and 1997, respectively. The Company bases the provision for loan loss on several factors, including loan volume, portfolio mix, delinquencies, etc. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                   At March 31,
                                                                       --------------------------------------
                                                                           1999         1998         1997
                                                                       -------------  ---------  ------------
                                                                               (Dollars in Thousands)
Loans receivable, net................................................      $214,094   $206,685   $   209,404
Average loans receivable, net........................................       209,178    207,377       209,219
Allowance balance (at beginning of period)...........................           721        914           888
Provision for losses:
 Mortgage............................................................            --         --            --
 Non-mortgage........................................................            --         --           214
 General.............................................................            64         60          (194)
(Charge-offs) Recoveries:
 Mortgage............................................................          (108)      (231)           (6)
 Non-Mortgage........................................................             1        (22)           12
                                                                           --------   --------   -----------
Allowance balance (at end of period).................................      $    678   $    721   $       914
                                                                           ========   ========   ===========
Allowance for loan losses as a percent of loans receivable,
 net at end of period................................................           .32%       .35%          .44%
Net loans charged off as a percent of average loans receivable, net..           .05%       .12%          0.0% /(1)/
Ratio of allowance for loan losses to total
   non-performing assets at end of period............................        211.21%     57.50%        51.61%
Ratio of allowance for loan losses to
   non-performing loans at end of period.............................        242.14%    234.09%        95.01%

________________________________
/(1)/  Computes to less than .1%.

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

                                                                          At March 31,
                                           --------------------------------------------------------------------------
                                                     1999                       1998                   1997
                                           -------------------------  -------------------------  --------------------
                                                        % of Loans                  % of Loans           % of Loans
                                                          in Each                    in Each               in Each
                                                        Category to                Category to           Category to
                                             Amount     Total Loans     Amount     Total Loans   Amount  Total Loans
                                           -----------  ------------  -----------  ------------  ------  ------------
                                                                       (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans....         $386         88.3%        $ 446         87.4%   $ 368         88.7%
Multi-family residential loans...........           38          3.2            36          3.4       38          2.6
Consumer and commercial..................          252          6.0            54          6.4      290          5.7
Non-residential real estate..............            2          2.5           185          2.8      218          3.0
                                                  ----        -----         -----        -----    -----        -----
Total allowance for loan losses..........         $678        100.0%        $ 721        100.0%   $ 914        100.0%
                                                  ====        =====         =====        =====    =====        =====

Investment Activities

     The Company's investment portfolio is comprised of investment securities and certificates of deposit in other financial institutions. The carrying value of the Company's investment securities totaled $17.8 million at March 31, 1999, compared to $21.9 million at March 31, 1998, a decrease of $4.1 million, or 18.6%. The decrease in the Company's investment securities has occurred as a result of investing into mortgage-backed securities, federal funds sold, and interest bearing deposits in other financial institutions. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $16.2 million at March 31, 1999 compared to $13.2 at March 31, 1998, an increase of $3.1 million, or 23.4%.

     The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Liquidity Requirements" below and Item 7. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities.

     Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

                                                                                  At March 31,
                                                             -------------------------------------------------------
                                                                    1999                1998              1997
                                                             -----------------  -----------------  -----------------
                                                             Carrying  Market   Carrying  Market   Carrying  Market
                                                              Value     Value    Value     Value    Value     Value
                                                             --------  -------  --------  -------  --------  -------
                                                                                 (In Thousands)
Investment securities:
 U.S. Government and agency securities......................  $11,666  $11,588   $13,228  $13,162   $16,789   16,723
 Obligations of state and political subdivisions............      164      164       173      173       181      181
Certificates of deposit in other financial institutions....     6,000    6,000     8,500    8,500     7,500    7,500
                                                               -------  -------   -------  -------   -------  -------
Total investment securities................................    17,830   17,752    21,901   21,835    24,470   24,404
Other Investments:
Interest-bearing deposits in other financial institutions..    10,410   10,410     7,647    7,647     5,179    5,179
Federal funds sold.........................................     4,295    4,295     4,100    4,100     1,125    1,125
Federal Home Loan Bank stock...............................     2,919    2,919     2,719    2,719     2,531    2,531
                                                              -------  -------   -------  -------   -------  -------
 Total investments.........................................   $35,454  $35,376   $36,367  $36,301   $33,305  $33,239
                                                              =======  =======   =======  =======   =======  =======

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 1999. The Company does not hold any investment securities with maturities in excess of 16 years.

                                                                       At March 31, 1999
                             -------------------------------------------------------------------------------------------------------
                                   One Year or Less               One to Five Years           Five to Ten Years  More than Ten Years
                             -----------------------------  -------------------------------  ------------------  -------------------
                                Carrying        Average       Carrying         Average       Carrying  Average   Carrying  Average
                                 Value           Yield          Value           Yield         Value     Yield     Value     Yield
                             --------------  -------------  -------------  ----------------  --------  --------  --------  ---------
                                                                     (Dollars in Thousands)
Investment Securities:
 U.S. Government and agency          $   --            --%        $ 6,168             5.73%    $4,998     6.14%      $500     6.70%
 Obligations of state and
  political subdivisions...              --            --              --               --         --       --        164     5.50
 Certificates of deposit
  in other financial
  institutions.............           6,000          4.75              --               --         --       --         --       --
                                     ------       -------         -------            -----   --------  -------   --------  -------
  Total investment
   securities..............          $6,000          4.75%        $ 6,168             5.73%    $4,998     6.14%      $664     6.40%
                                     ======       =======         =======            =====   ========  =======   ========  =======

                                                                                       At March 31, 1999
                                                                 --------------------------------------------------------------
                                                                                       Total Investment
                                                                                          Securities
                                                                 --------------------------------------------------------------
                                                                    Average                                         Weighted
                                                                     Life         Carrying          Market          Average
                                                                    In Years        Value           Value            Yield
                                                                                     (Dollars in Thousands)
Investment Securities:
 U.S. Government and agency..................................           5.12       $11,666         $11,588             5.96%
 Obligations of state and political subdivisions.............          13.18           164             164             5.50
 Certificates of deposit in other financial institutions.....            .06         6,000           6,000             4.75
                                                                 -----------       -------         -------            -----
  Total investment securities................................           3.49       $17,830         $17,752             5.55%
                                                                 ===========       =======         =======            =====

Sources of Funds

     General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $9.0 million of advances from the FHLB at March 31, 1999.

     Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area. In recent years the Company's total deposits have remained relatively stable.

     Deposit Portfolio. Savings and other deposits in the Company as of March 31, 1999, comprised the following:

         Weighted                                                                                          Percentage
          Average                                                               Minimum                     of Total
       Interest Rate     Minimum Term         Checking and Saving Deposits       Amount      Balances       Deposits
     ----------------    -------------        ----------------------------     -----------   --------      ---------
                                                                                         (In Thousands)
          2.11%              None              NOW Accounts                     $    --         $24,879       10.57%
          3.10               None              Passbook                              --          46,466       19.74
          3.31               None              Money Market Investor              2,500          11,265        4.79


                                              Certificates of Deposit
                                              -----------------------

          4.81           12 months or less     Fixed term, fixed rate               500          37,813       16.07
          5.18           12 to 24 months       Fixed term, fixed rate               500          34,001       14.45
          5.84           25 to 36 months       Fixed term, fixed rate               500          38,696       16.44
          5.99           36 months or more     Fixed term, fixed rate               500          11,420        4.85
          5.92           Negotiable            Jumbo Certificates               100,000          30,787       13.09
                                                                                               --------      ------
                                                                                               $235,327      100.00%
                                                                                               ========      ======

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                  Balance at                        Balance at                           Balance at
                                  March 31,       %      Increase   March 31,       %        Increase    March 31,       %
                                   1999       Deposits  (Decrease)    1998      Deposits    (Decrease)      1997     Deposits
                                  ----------  --------  ----------  ----------  --------    ----------   ---------- ---------
                                                                    (Dollars in Thousands)
 NOW accounts..................   $ 24,879     10.57%    $ 3,817    $ 21,062        9.68%     $ 1,834     $ 19,228      9.09%
 Passbook statement accounts...     46,466     19.74       7,355      39,111       17.97       (2,122)      41,233     19.50
 Money market passbook.........     11,265      4.79       1,817       9,448        4.34         (367)       9,815      4.64
 Certificates of deposit/(1)/
   Original maturities of:
   12 months or less...........     37,813     16.07       8,463      29,350       13.49        8,334       21,016      9.94
   12 to 24 months.............     34,001     14.45      (3,068)     37,069       17.03       (7,067)      44,136     20.88
   25 to 36 months.............     38,696     16.44      (2,166)     40,862       18.78       12,271       28,591     13.52
   36 months or more...........     11,420      4.85      (2,103)     13,523        6.21       (3,472)      16,995      8.04
   Negotiated jumbo............     30,787     13.09       3,591      27,196       12.50       (3,232)      30,428     14.39
                                  --------    ------     -------    --------      ------      -------     --------    ------
   Total.......................   $235,327    100.00%    $17,706    $217,621      100.00%     $ 6,179     $211,442    100.00%
                                  ========    ======     =======    ========      ======      =======     ========    ======

__________________

/(1)/ Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $31.2 million, $30.9 million and $31.9 million, as of March 31, 1999, 1998 and 1997, respectively.

     The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                       At March 31,
                                               ----------------------------
                                                 1999      1998      1997
                                               --------  --------  --------
                                                  (Dollars in Thousands)
3.00% or less.............................           --  $     --  $     --
3.01- 4.00%...............................           --        --        17
4.01- 6.00%...............................      120,446   105,021   100,794
6.01- 8.00%...............................       29,486    38,148    34,482
8.01-10.00%...............................        2,785     4,831     5,873
                                               --------  --------  --------
 Total....................................     $152,717  $148,000  $141,166
                                               ========  ========  ========

     The following table sets forth the amount and maturities of certificates of deposit at March 31, 1999.

                                                    Amount Due
                                -------------------------------------------------
                                Less Than     1-2      2-3      After
                                One Year     Years    Years    3 Years    Total
                                ---------   -------  -------   -------   --------
Rate                                              (In Thousands)
----
4.01- 6.00%.................    $  85,368   $27,901  $ 3,006   $ 4,171   $120,446
6.01- 8.00%.................       20,241     8,188      589       468     29,486
8.01-10.00%.................        1,874       911       --        --      2,785
                                ---------   -------  -------   -------   --------
Total.......................    $ 107,483   $37,000  $ 3,595   $ 4,639   $152,717
                                =========   =======  =======   =======   ========

     The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1999.

              Maturity Period                 Certificates of Deposit
              ---------------                 -----------------------
                                                   (In Thousands)
     Three months or less...................           $11,436
     Over three months through six months...             3,379
     Over six months through twelve months..             8,418
     Over twelve months.....................             7,554
                                                       -------
         Total..............................           $30,787
                                                       =======

Borrowings

     Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Company's stock in the FHLB and a portion of the Company's first mortgage loans. At March 31, 1999, the Company had $9.0 million in advances outstanding.

     The FHLB functions as a central reserve bank providing credit for the Company and other member savings associations and financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Company.

Competition

     The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of several commercial banks that are substantially larger than the Company in terms of state-wide deposits. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

     The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

Regulation

     As a state-chartered, SAIF-insured savings association, the Company is subject to examination, supervision and extensive regulation by the OTS, the Ohio Division of Financial Institutions (the "Ohio Division"), and the FDIC. The Bank and Village are members of and own stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Company also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS and Ohio Division regularly examine the Banks and prepare reports for the consideration of the Company's Board of Directors on any deficiencies that they may find in the Company's operations. The FDIC also examines the Bank and Village in its role as the administrator of the SAIF. The Company's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Company's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, Ohio Division, or Congress, could have a material adverse impact on the Company, the Bank, and Village and their operations.

Federal Regulation of Savings Institutions

     Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Company.

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

     A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 1999, the Company maintained 91.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. Under current OTS regulations, a savings institution may make a capital distribution without notice to the OTS, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top categories, is not of supervisory concern, and would remain adequately capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

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

     Liquidity. The Company is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Company's average liquidity ratio for March 1999 was 10.9%, which exceeded the then applicable requirements. The Company has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

     Transactions with Related Parties. The Company's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Holding Company and any non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights ("MSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     An OTS regulatory capital rule also incorporates an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the excess change. The OTS has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Insurance of Accounts and Regulation by the FDIC

     The Bank and Village are members of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

Federal Home Loan Bank System

     The Company and Village are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Company was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 1999, of $2.9 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 6.81%, and were 7.125% for the fiscal year ended March 31, 1999. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $54.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $54.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Company is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

     Notwithstanding the above powers authorized under Ohio law and regulation, a state-chartered savings association, such as the Company, is subject to certain limitations on its permitted activities and investments under federal law, which may restrict the ability of an Ohio-chartered association to engage in activities and make investments otherwise authorized under Ohio law.

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

Holding Company Regulation

     General. The Company and the Mutual Holding Company are non-diversified mutual savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company and Village must notify the OTS 30 days before declaring any dividend to the Bank.

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

Federal and State Taxation

     Federal Taxation. Income taxes are accounted for un der the asset and liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Company must change from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Company is required generally to recapture into income the portion of its bad debt reserve (other than the supplemental reserve) that exceeds its base year reserves, approximately $200,000.

     The recapture amount resulting from the change in a thr ift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. The Bank must begin recapture of the bad debt reserve during fiscal 1999.

     Retained earnings as of March 31, 1999 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

     The Company was last audited for tax years through 1993. The examination was concluded in May 1995, and all matters requiring payment of taxes were resolved with no material effect on the Company's financial statements.

     Ohio Taxation. The Company files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.4% of taxable net worth. The
Company is not currently under audit with respect to its Ohio franchise tax returns.

ITEM 2.   Properties
--------------------

     The Bank conducts its business through its main office located in Wooster, Ohio, and five full service branch offices located in four counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at March 31, 1999. The aggregate net book value of the Company's premises and equipment was $7.7 million at March 31, 1999.

Wayne Savings Community Bank

     Location                                 Year Opened                          Owned or Leased
     --------                                 -----------                          ---------------
151 N. Market St.
Wooster, Ohio 44691                              1902                                   Owned

1908 Cleveland Rd.
Wooster, Ohio 44691
 1978                                   Owned

90 North Clay St.
Millersburg, Ohio 44654                          1964                                   Owned

233 Claremont Ave.
Ashland, Ohio 44805                              1968                                   Owned

237 North Main St.
Rittman, Ohio 44270                              1972                                   Owned

303 Highland Dr.
Lodi, Ohio 44254                                 1980                                   Owned

Village Savings Bank

Village conducts its business through its office located in Stark County, Ohio.

     Location                                 Year Opened                          Owned or Leased
     --------                                 -----------                          ---------------
1265 South Main Street                           1998                                   Owned
North Canton, Ohio 44720

     The Company's accounting and record keeping activities are maintained through an in-house data processing system.


ITEM 3.   Legal Proceedings
---------------------------

     A former executive officer and director of Village has filed Harbert v.

                                               ----------
Wayne Savings Bankshares, M.H.C. and Finn and Village Savings Bank, alleging
------------------------------------------------------------------
breach of contract and misrepresentation. The plaintiff brought the lawsuit in the Court of Common Pleas of Stark County, Ohio on May 19, 1999, and is seeking wages and compensatory damages of $500,000, punitive damages of $500,000, and attorney fees and costs. Although there can be no certainty as to the outcome of this matter, management has retained counsel to vigorously contest the claim.

     The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------
------------------

     During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.

                                    PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

     The "Stockholder Information" and Common Stock and Related Matters sections of the Company's annual report to stockholders for the fiscal year ended March 31, 1999 (the "1999 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.


ITEM 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.


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


ITEM 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not Applicable


                                    PART III
                                    --------

ITEM 9.   Directors and Executive Officers of the Bank
------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 1999 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.


ITEM 10.  Executive Compensation
--------------------------------

     The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on From 8-K
--------------------------------------------------------------------------

     (a)(1)  Financial Statements
             --------------------

     The following documents appear in sections of the Company's 1999 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.

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

          (v)    Consolidated Statements of Earnings;

          (vi)   Consolidated Statements of Stockholders' Equity;

          (vii)  Consolidated Statements of Cash Flows; and

          (viii) Notes to Consolidated Financial Statements.

     With the exception of the aforementioned sections, the Company's 1999 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.

     (a)(2)  Financial Statement Schedules
             -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3)  Exhibits
                                                      Reference to Prior
                                                       Filing or Exhibit
Regulation S-B                                          Number Attached
Exhibit Number                  Document                    Hereto
--------------                  --------                --------------

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

       21             Subsidiaries of Registrant            None

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


-----------------------------

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


                                    WAYNE SAVINGS BANCSHARES, INC.


Date: June 24, 1999                 By:  /s/ Charles F. Finn
                                         ------------------------------------
                                         Charles F. Finn, President and Chief
                                         Executive Officer



     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by th e following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Charles F. Finn                  By:  /s/ Todd J. Tappel
    ---------------------------------        ----------------------------------
    Charles F. Finn, President, Chief        Todd J. Tappel, Senior Vice
     Executive Officer and Director           President and Corporate Secretary
    (Principal Executive Officer)            (Principal Financial Officer)

Date: June 24, 1999                       Date: June 24, 1999


By: /s/ Anthony Volpe                     By:  /s/ Kenneth G. Rhode
    ---------------------------------        --------------------------------
    Anthony Volpe, Vice President            Kenneth G. Rhode, Director
    (Principal Accounting Officer)

Date: June 24, 1999                       Date: June 24, 1999


By:                                      By:
   ---------------------------------        ---------------------------------
    Donald E. M
assaro, Director             James C. Morgan, Director

Date:                                    Date:


By: /s/ Terry A. Gardner                 By: /s/ Russell L. Harpster
    ---------------------------------       ---------------------------------
    Terry A. Gardner, Director              Russell L. Harpster, Director

Date: June 24, 1999                      Date: June 24, 1999


By: /s/ Joseph L. Retzler
    ---------------------------------
    Joseph L. Retzler, Director

Date: June 24, 1999