Form 10QSB
period 1999-06-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1999-08-16
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999
                               ----------------------------------------------

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

Yes   X                                                        No

As of August 4, 1999, the latest practicable date, 2,603,750 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 15 pages

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                           Page

PART I  -  FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                     3

           Consolidated Statements of Earnings                                4

           Consolidated Statements of Comprehensive Income                    5

           Consolidated Statements of Cash Flows                              6

           Notes to Consolidated Financial Statements                         8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                        10


PART II -  OTHER INFORMATION                                                 14

SIGNATURES                                                                   15


                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                                June 30,      March 31,
         ASSETS                                                                                     1999           1999
Cash and due from banks                                                                         $  2,093       $  1,540
Federal funds sold                                                                                 5,025          4,295
Interest-bearing deposits in other financial institutions                                          9,813         10,410
                                                                                                 -------        -------
         Cash and cash equivalents                                                                16,931         16,245

Certificates of deposit in other financial institutions                                            6,000          6,000
Investment securities - at amortized cost, approximate
  market value of $12,539 and $11,752 as of June 30, 1999
  and March 31, 1999                                                                              12,780         11,830
Mortgage-backed securities available for sale - at market                                         10,174          6,411
Mortgage-backed securities - at cost, approximate
  market value of $632 and $811 as of June 30, 1999
  and March 31, 1999                                                                                 656            819
Loans receivable - net                                                                           223,947        214,094
Loans held for sale - at lower of cost or market                                                      -           1,585
Real estate acquired through foreclosure                                                              41             41
Office premises and equipment - at depreciated cost                                                8,543          7,748
Federal Home Loan Bank stock - at cost                                                             2,998          2,919
Accrued interest receivable on loans                                                               1,154          1,134
Accrued interest receivable on mortgage-backed securities                                             39             28
Accrued interest receivable on investments and interest-bearing deposits                             271            184
Prepaid expenses and other assets                                                                  1,358          1,933
Prepaid federal income taxes                                                                          99            303
                                                                                                 -------        -------

         Total assets                                                                           $284,991       $271,274
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $249,442       $235,327
Advances from the Federal Home Loan Bank                                                           9,000          9,000
Advances by borrowers for taxes and insurance                                                        423            821
Accrued interest payable                                                                             194            179
Accounts payable on mortgage loans serviced for others                                               202            108
Other liabilities                                                                                    371            497
Deferred federal income taxes                                                                        364            386
                                                                                                 -------        -------
         Total liabilities                                                                       259,996        246,318

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;
    2,630,033 and 2,505,082 shares issued at June 30, 1999
    and March 31, 1999)                                                                            2,630          2,505
  Additional paid-in capital                                                                      14,384         12,480
  Retained earnings - substantially restricted                                                     8,543         10,437
  Less 25,683 and 22,583 shares, respectively, of treasury stock - at cost                          (520)          (468)
  Unrealized gains (losses) on securities available for sale, net of related tax effects             (42)             2
                                                                                                 -------        -------
         Total stockholders' equity                                                               24,995         24,956
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $284,991       $271,274
                                                                                                 =======        =======




                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                       1999             1998
Interest income
  Loans                                                              $4,304           $4,294
  Mortgage-backed securities                                            108               71
  Investment securities                                                 170              219
  Interest-bearing deposits and other                                   324              281
                                                                      -----            -----
         Total interest income                                        4,906            4,865

Interest expense
  Deposits                                                            2,682            2,607
  Borrowings                                                            127              194
                                                                      -----            -----
         Total interest expense                                       2,809            2,801
                                                                      -----            -----

         Net interest income                                          2,097            2,064

Provision for losses on loans                                            21               15
                                                                      -----            -----

         Net interest income after provision for
           losses on loans                                            2,076            2,049

Other income
  Gain on sale of loans                                                  20               89
  Gain on sale of assets                                                  1                1
  Service fees, charges and other operating                             169              170
                                                                      -----            -----
         Total other income                                             190              260

General, administrative and other expense
  Employee compensation and benefits                                    877              837
  Occupancy and equipment                                               342              272
  Federal deposit insurance premiums                                     50               50
  Franchise taxes                                                        88               82
  Other operating                                                       392              345
                                                                      -----            -----
         Total general, administrative and other expense              1,749            1,586
                                                                      -----            -----

         Earnings before income taxes                                   517              723

Federal income taxes
  Current                                                               376              249
  Deferred                                                             (201)              (3)
                                                                      -----            -----
         Total federal income taxes                                     175              246
                                                                      -----            -----

         NET EARNINGS                                                $  342           $  477
                                                                      =====            =====

         EARNINGS PER SHARE

            Basic                                                     $0.13            $0.18
                                                                       ====             ====

            Diluted                                                   $0.13            $0.18
                                                                       ====             ====



                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                                         1999             1998
Net earnings                                                                             $342             $477

Other comprehensive income (loss) net of tax:
  Unrealized holding losses on securities during the period, net of tax                   (44)              (5)
                                                                                          ---              ---

Comprehensive income                                                                     $298             $472
                                                                                          ===              ===

Accumulated comprehensive income (loss)                                                  $(42)            $  2
                                                                                          ===              ===



                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   342           $   477
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              4                 6
    Amortization of deferred loan origination fees                                               (116)             (159)
    Depreciation and amortization                                                                 168               116
    Loans originated for sale in the secondary market                                          (1,750)           (3,580)
    Proceeds from sale of loans                                                                 3,321             3,840
    (Gain) loss on sale of loans                                                                   14               (51)
    Provision for losses on loans                                                                  21                15
    Federal Home Loan Bank stock dividends                                                        (51)              (49)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (20)               (3)
      Accrued interest receivable on mortgage-backed securities                                   (11)              (12)
      Accrued interest receivable on investments and interest-bearing deposits                    (86)             (107)
      Prepaid expenses and other assets                                                           574              (357)
      Accrued interest payable                                                                     15                (7)
      Accounts payable on mortgage loans serviced for others                                       94               (48)
      Other liabilities                                                                          (126)               82
      Federal income taxes
        Current                                                                                    25               164
        Deferred                                                                                 (201)               (3)
                                                                                               ------            ------
          Net cash provided by operating activities                                             2,217               324

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (2,000)           (4,070)
  Proceeds from maturity of investment securities                                               1,062             1,537
  Purchase of mortgaged-backed securities                                                      (4,835)           (3,331)
  Principal repayments on mortgage-backed securities                                            1,164               481
  Loan principal repayments                                                                    12,225            19,109
  Loan disbursements                                                                          (21,669)          (17,846)
  Purchase of office premises and equipment - net                                                (952)             (109)
  Proceeds from sale of real estate acquired through foreclosure                                   -                 63
  Decrease in certificates of deposit in other financial institutions                              -              7,000
                                                                                               ------            ------
          Net cash provided by (used in) investing activities                                 (15,005)            2,834
                                                                                               ------            ------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                         (12,788)            3,158
                                                                                               ------            ------


                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the three months ended June 30,
                                 (In thousands)

                                                                                        1999            1998
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                               $(12,788)        $ 3,158

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                         14,115            (206)
  Proceeds from Federal Home Loan Bank advances                                           -            7,000
  Repayment of Federal Home Loan Bank advances                                            -           (7,000)
  Advances by borrowers for taxes and insurance                                         (398)           (621)
  Proceeds from exercise of stock options                                                  1              15
  Dividends paid on common stock                                                        (192)           (169)
  Purchase of treasury shares                                                            (52)             -
                                                                                     -------          ------
          Net cash provided by (used in) financing activities                         13,474            (981)
                                                                                     -------          ------

Net increase in cash and cash equivalents                                                686           2,177

Cash and cash equivalents at beginning of period                                      16,245          13,169
                                                                                     -------          ------

Cash and cash equivalents at end of period                                          $ 16,931         $15,346
                                                                                     =======          ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                            $     -          $    85
                                                                                     =======          ======

    Interest on deposits and borrowings                                             $  2,794         $ 2,808
                                                                                     =======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as
    available for sale, net of related tax effects                                  $    (44)        $    (5)
                                                                                     =======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                               $     34         $    38
                                                                                     =======          ======




                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended June 30, 1999


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 1999.

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary. In fiscal 1999, Wayne Savings Community Bank ("Wayne Savings" or the "Bank") formed a new federal savings bank subsidiary in North Canton, Ohio named Village Savings Bank, F.S.B. ("Village"), together referred to as "the Banks".

         During the quarter ended June 30, 1999, Wayne Savings opened the new Madison South office at the southern perimeter of Wooster, as planned. Additionally, Wayne Savings also opened its Northside office on July 12, 1999. The new office is in leased office space formerly occupied by a local commercial bank. These two openings increases the number of Wayne Savings full-service offices from six to eight, with four located in Wooster.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

          All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. Earnings and dividends per share have been restated for the stock split and all stock dividends through the date of issuance of the financial statements. The computations were as follows:

                         Wayne Savings Bancshares, Inc.

                    For the three months ended June 30, 1999


3.       Earnings Per Share (continued)

         For the three months ended June 30,                     1999                  1998
         Weighted average common shares
           outstanding (basic)                              2,604,350             2,607,750

         Dilutive effect of assumed exercise
           of stock options                                    20,807                38,541
                                                            ---------             ---------

         Weighted average common shares
           outstanding (diluted)                            2,625,157             2,646,291
                                                            =========             =========

4.       Effects of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specified new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlyings of the embedded derivative is clearly and closely related to the host contract.

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 1999 to June 30, 1999

At June 30, 1999, the Company had total assets of $285.0 million, an increase of $13.7 million, or 5.1%, over March 31, 1999.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $35.7 million, an increase of approximately $1.6 million, over March 31, 1999 levels. Regulatory liquidity approximated 13.8% at June 30, 1999, compared to 11.0% at March 31, 1999.

Loans receivable increased by approximately $8.3 million, or 3.8%, over the March 31, 1999 total. This increase resulted from loan disbursements of $23.4 million, which were partially offset by principal repayments of $12.2 million and sales of $3.3 million. The allowance for loan losses totaled $706,000 at June 30, 1999, as compared to $678,000 at March 31, 1999. Nonperforming loans totaled $275,000 at June 30, 1999 and $280,000 at March 31, 1999. The allowance for loan losses totaled 256.7% and 242.1% of nonperforming loans at June 30, 1999 and March 31, 1999, respectively. Although management believes that its allowance for loan losses at June 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $14.1 million, or 6.0%, during the quarter, to a total of $249.4 million at June 30, 1999. The increase in deposits was primarily attributable to growth achieved at new branch office locations, coupled with management's continuing efforts to achieve a moderate rate of growth through marketing and business strategies.

The Banks are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At June 30, 1999, both Wayne Savings and Village's regulatory capital exceeded all minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended June 30, 1999 and 1998

Net earnings totaled $342,000 for the three months ended June 30, 1999, as compared to net earnings of $477,000 for the same period in 1998, a decrease of $135,000, or 28.3%. The decrease in net earnings resulted primarily from an increase of $163,000, or 10.3%, in general, administrative and other expense and a decrease in other income of $70,000, or 26.9%, which were partially offset by an increase of $33,000, or 1.6%, in net interest income.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1999 and 1998 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities totaled $4.4 million for the three months ended June 30, 1999, an increase of $47,000, or 1.1%, over the same period in 1998. The increase can be primarily attributed to a $16.0 million, or 7.5%, increase in the average balance of loans and mortgage-backed securities outstanding.

Interest on investments and interest-bearing deposits decreased by $6,000, or 1.2%, during the three months ended June 30, 1999, as compared to the same period in 1998, as a result of a slight decrease in the average balance from year to year, coupled with a decrease in the average yield.

Interest expense on deposits and borrowings increased by $8,000, or 0.3%, during the three months ended June 30, 1999, over the same period in 1998. The increase can be primarily attributed to an $18.0 million, or 7.7%, increase in the average balance of interest-bearing liabilities year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $33,000, or 1.6%, during the three months ended June 30, 1999, as compared to the same period in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $21,000 provision for losses on loans during the three months ended June 30, 1999, primarily due to growth in the loan portfolio coupled with management's assessment of the collateral securing nonperforming loans. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $190,000 for the three months ended June 30, 1999, a decrease of $70,000, or 26.9%, from the comparable 1998 period. This decrease was due primarily to the $69,000, or 77.5%, decrease in gain on sale of loans.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $163,000, or 10.3%, during the current three month period, due primarily to a $70,000, or 25.7%, increase in occupancy and equipment, a $40,000, or 4.8%, increase in employee compensation and benefits and a $47,000, or 13.6%, increase in other operating expenses. The increases were due primarily to the costs associated with the addition of Village and new branches as previously discussed.

Federal Income Taxes

The provision for federal income taxes amounted to $175,000 for the three months ended June 30, 1999, a decrease of $71,000, or 28.9%, as compared to the same period in 1998. The decrease resulted primarily from a $206,000, or 28.5%, decrease in pretax earnings year to year. The effective tax rates for the three months ended June 30, 1999 and 1998 were 33.8% and 34.0%, respectively.


Year 2000 Compliance Matters

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leasing to disruption in operations. The potential impact is that date sensitive calculations would be based on erroneous data or could cause a system failure. This affects all forms of financial accounting including interest computation, due dates, pensions/personnel benefits, and investments. It can also affect record keeping.

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

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

The Company has received confirmation from its vendors that Y2K compliant versions of their systems are available. The Company either had the compliant version in place or has replaced a non-compliant version with the compliant one.

The most critical phase is validation. Although vendors have certified that their systems are compliant, the Company plans to test these systems, using critical future dates. There are numerous testing methodologies to cover the unique interdependencies between the vendors and the Company. Testing methodologies used by the Company will include point-to-point (tests verify the ability of a financial institution to transmit data directly to another entity of system); end-to-end (tests verify the ability of a financial institution originating a transaction to transmit test data to a receiving entity or system through an intermediary); and proxy (the service provider tests with a representative sample of financial institutions who use a particular service on the same platform).

The Company's Y2K action plan requires that mission-critical systems testing be substantially completed by March 31, 1999. A mission-critical system is an application or system that is vital to the successful continuance of a core business activity. The Company complied with the March 31, 1999 deadline and all mission-critical systems have been deemed Y2K compliant. Testing of material non mission-critical systems began by March 31, 1999 and was completed by June 30, 1999.

The Company had budgeted approximately $50,000 for hard costs related to renovation and testing. Approximately $30,000 of the budget has been expended.

The Company has developed a business resumption contingency plan for each mission-critical system in the event that there are system failures at critical dates. The contingency plan consists of: event timelines, business impact analysis, alternative options, minimum acceptable levels of output and services, and core business processes that need to be recovered. The contingency plan is not static. It will receive constant attention through the remainder of the year.

The Company expects that customers may desire to withdraw funds in the weeks preceding the century date change. In order to address that potential consequence, the Company will need to have sufficient liquid assets towards the end of the year. The Company is currently significantly in excess of the OTS liquidity requirements and anticipates remaining significantly in excess throughout fiscal year 2000.

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On July 22,1999, the Annual Meeting of the Company's Stockholders was held. Two directors were elected to terms expiring in 2002 by the following votes:

               Charles F. Finn     For:  2,205,390     Withheld:  3,530
               Joseph L. Retzler   For:  2,205,610     Withheld:  3,310

          One other matter was submitted to the stockholders, for which the following votes were cast:

                  Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2000.

                      For:  2,197,953   Against:  1,548    Abstain:  9,419

ITEM 5.  Other Information

          The Board of Directors of Wayne Savings Bancshares, Inc. has authorized to continue the repurchase of up to approximately 131,000 shares, or 5% of Wayne's outstanding stock, over the next 12 months. Any repurchased shares, will be held as treasury stock and will be available for general corporate purposes.


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits:
           27.1 Financial Data Schedule for the three month period ended June 30, 1999.

           27.2 Restated Financial Data Schedule for the three month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        August 10, 1999                     By: /s/Charles F. Finn
                                                     Charles F. Finn
                                                     Chairman and President





Date:        August 10, 1999                     By: /s/Todd Tappel
                                                     Todd Tappel
                                                     Chief Financial Officer