Form 10QSB
period 1999-09-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 1999-11-15
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                               ----------------------------------------------

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

Yes   X                                               No

As of November 5, 1999, the latest practicable date, 2,602,055 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 17 pages

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                      Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                 3

          Consolidated Statements of Earnings                            4

          Consolidated Statements of Comprehensive Income                5

          Consolidated Statements of Cash Flows                          6

          Notes to Consolidated Financial Statements                     8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                    10


PART II - OTHER INFORMATION                                             16

SIGNATURES                                                              17


                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                          September  30,      March 31,
         ASSETS                                                                                     1999           1999
Cash and due from banks                                                                         $  3,211       $  1,540
Federal funds sold                                                                                 2,000          4,295
Interest-bearing deposits in other financial institutions                                          7,780         10,410
                                                                                                 -------        -------
         Cash and cash equivalents                                                                12,991         16,245

Certificates of deposit in other financial institutions                                            4,000          6,000
Investment securities - at amortized cost, approximate
  market value of $16,903 and $11,752 as of September 30, 1999
  and March 31, 1999                                                                              17,246         11,830
Mortgage-backed securities available for sale - at market                                         10,865          6,411
Mortgage-backed securities - at cost, approximate
  market value of $496 and $811 as of September 30, 1999
  and March 31, 1999                                                                                 504            819
Loans receivable - net                                                                           233,015        214,094
Loans held for sale - at lower of cost or market                                                     -            1,585
Real estate acquired through foreclosure                                                              34             41
Office premises and equipment - at depreciated cost                                                8,247          7,748
Federal Home Loan Bank stock - at cost                                                             3,052          2,919
Accrued interest receivable on loans                                                               1,292          1,134
Accrued interest receivable on mortgage-backed securities                                             64             28
Accrued interest receivable on investments and interest-bearing deposits                             218            184
Prepaid expenses and other assets                                                                  1,842          1,933
Prepaid federal income taxes                                                                         366            303
                                                                                                 -------        -------

         Total assets                                                                           $293,736       $271,274
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $258,529       $235,327
Advances from the Federal Home Loan Bank                                                           8,000          9,000
Advances by borrowers for taxes and insurance                                                        823            821
Accrued interest payable                                                                             183            179
Accounts payable on mortgage loans serviced for others                                               315            108
Other liabilities                                                                                    479            497
Deferred federal income taxes                                                                        362            386
                                                                                                 -------        -------
         Total liabilities                                                                       268,691        246,318

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;
    2,631,033 and 2,505,082 shares issued at September 30, 1999
    and March 31, 1999)                                                                            2,631          2,505
  Additional paid-in capital                                                                      14,388         12,480
  Retained earnings - substantially restricted                                                     8,646         10,437
  Less 28,978 and 22,583 shares, respectively, of treasury stock - at cost                          (574)          (468)
  Unrealized gains (losses) on securities available for sale, net of related tax effects             (46)             2
                                                                                                 -------        -------
         Total stockholders' equity                                                               25,045         24,956
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $293,736       $271,274
                                                                                                 =======        =======



                         WAYNE SAVINGS BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)
                                                                                  Six months ended            Three months ended
                                                                                    September 30,                 September 30,
                                                                                 1999          1998           1999          1998
Interest income
  Loans                                                                       $ 8,788        $8,515         $4,484         $4,221
  Mortgage-backed securities                                                      276           180            168            109
  Investment securities                                                           394           443            224            224
  Interest-bearing deposits and other                                             628           536            304            255
                                                                               ------         -----          -----          -----
          Total interest income                                                10,086         9,674          5,180          4,809

Interest expense
  Deposits                                                                      5,519         5,250          2,837          2,643
  Borrowings                                                                      254           389            127            195
                                                                               ------         -----          -----          -----
          Total interest expense                                                5,773         5,639          2,964          2,838
                                                                               ------         -----          -----          -----

          Net interest income                                                   4,313         4,035          2,216          1,971
Provision for losses on loans                                                      44            31             23             16
                                                                               ------         -----          -----          -----

          Net interest income after provision for losses on loans               4,269         4,004          2,193          1,955

Other income
  Gain on sale of loans                                                            21           188              1             99
  Gain on sale of assets                                                          -               1            -              -
  Service fees, charges and other operating                                       335           361            166            191
                                                                               ------         -----          -----          -----
          Total other income                                                      356           550            167            290

General, administrative and other expense
  Employee compensation and benefits                                            1,895         1,650          1,018            813
  Occupancy and equipment                                                         731           548            389            276
  Federal deposit insurance premiums                                              101           101             51             51
  Franchise taxes                                                                 178           174             90             92
  Other operating                                                                 742           703            351            358
                                                                               ------         -----          -----          -----
          Total general, administrative and other expense                       3,647         3,176          1,899          1,590
                                                                               ------         -----          -----          -----

          Earnings before income taxes                                            978         1,378            461            655
Federal incomes taxes
  Current                                                                         309           458            (67)           212
  Deferred                                                                         24            11            225             11
                                                                               ------         -----          -----          -----
          Total federal income taxes                                              333           469            158            223
                                                                               ------         -----          -----          -----

          NET EARNINGS                                                        $   645        $  909         $  303         $  432
                                                                               ======         =====          =====          =====

          EARNINGS PER SHARE
               Basic                                                            $0.25         $0.35          $0.12          $0.16
                                                                                 ====          ====           ====           ====

               Diluted                                                          $0.25         $0.34          $0.12          $0.16
                                                                                 ====          ====           ====           ====



                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        (In thousands, except share data)

                                                                     Six months ended         Three months ended
                                                                       September 30,              September 30,
                                                                      1999        1998           1999     1998
Net earnings                                                          $645        $909           $303     $432

Other comprehensive income (loss) net of tax:
  Unrealized holding gains(losses) on securities during
    the period, net of tax                                             (48)         22             (4)      27
                                                                       ---         ---            ---      ---

Comprehensive income                                                  $597        $931           $299     $459
                                                                       ===         ===            ===      ===

Accumulated comprehensive income (loss)                               $(46)       $ 39           $(46)    $ 39
                                                                       ===         ===            ===      ===


                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   645           $   909
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             14                13
    Amortization of deferred loan origination fees                                               (290)             (253)
    Depreciation and amortization                                                                 367               237
    Loans originated for sale in the secondary market                                          (1,750)           (7,280)
    Proceeds from sale of loans                                                                 3,350             7,969
    (Gain) loss on sale of loans                                                                   12              (112)
    Provision for losses on loans                                                                  44                31
    Federal Home Loan Bank stock dividends                                                       (106)             (100)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (159)              (26)
      Accrued interest receivable on mortgage-backed securities                                   (35)               (9)
      Accrued interest receivable on investments and interest-bearing deposits                    (34)               43
      Prepaid expenses and other assets                                                            91               (39)
      Accrued interest payable                                                                      4               (24)
      Accounts payable on mortgage loans serviced for others                                      207               (40)
      Other liabilities                                                                           (18)               18
      Federal income taxes
        Current                                                                                   (63)              (88)
        Deferred                                                                                  (24)               11
                                                                                               ------            ------
          Net cash provided by operating activities                                             2,255             1,260

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (7,500)           (4,062)
  Proceeds from maturity of investment securities                                               1,066             6,222
  Purchase of mortgaged-backed securities                                                      (6,985)           (3,913)
  Principal repayments on mortgage-backed securities                                            2,722             1,047
  Loan principal repayments                                                                    20,545            34,310
  Loan disbursements                                                                          (37,941)          (36,006)
  Purchase of office premises and equipment - net                                              (1,128)           (1,004)
  Proceeds from sale of real estate acquired through foreclosure                                  -                  63
  Additions to real estate acquired through foreclosure                                           -                 (60)
  Decrease in certificates of deposit in other financial institutions                           2,000             7,000
                                                                                               ------            ------
          Net cash provided by (used in) investing activities                                 (27,221)            3,597
                                                                                               ------            ------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                         (24,966)            4,857
                                                                                               ------            ------



                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                   1999            1998
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                                          $(24,966)        $ 4,857

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               23,202           3,874
  Proceeds from Federal Home Loan Bank advances                                                     -            10,000
  Repayment of Federal Home Loan Bank advances                                                   (1,000)        (14,000)
  Advances by borrowers for taxes and insurance                                                       2               3
  Proceeds from exercise of stock options                                                             6              74
  Dividends paid on common stock                                                                   (392)           (186)
  Purchase of treasury shares                                                                      (106)            -
                                                                                                -------          ------
          Net cash provided by (used in) financing activities                                    21,712            (235)
                                                                                                -------          ------

Net increase (decrease) in cash and cash equivalents                                             (3,254)          4,622

Cash and cash equivalents at beginning of period                                                 16,245          13,169
                                                                                                -------          ------

Cash and cash equivalents at end of period                                                     $ 12,991         $17,791
                                                                                                =======          ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $    396         $   553
                                                                                                =======          ======

    Interest on deposits and borrowings                                                        $  5,769         $ 5,663
                                                                                                =======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized gain(losses) on securities designated as
    available for sale, net of related tax effects                                             $    (48)        $    22
                                                                                                ========         ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $     33         $    76
                                                                                                ========         ======


                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the six months ended September 30, 1999


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

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank") and its federal savings bank subsidiary in North Canton, Ohio named Village Savings Bank, F.S.B. ("Village"), together referred to as "the Banks".

         During the quarter ended June 30, 1999, Wayne Savings opened the new Madison South office at the southern perimeter of Wooster, as planned. Additionally, Wayne Savings also opened its Northside office on July 12, 1999. The new office is in leased office space formerly occupied by a local commercial bank. These two openings increase the number of Wayne Savings full-service offices from six to eight, with four offices located in Wooster.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

          All significant intercompany transactions and balances have been eliminated in consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. Earnings and dividends per share have been restated for all stock dividends through the date of issuance of the financial statements. The computations were as follows:

                         Wayne Savings Bancshares, Inc.

                   For the six months ended September 30, 1999


3.       Earnings Per Share (continued)

         For the six months ended September 30,                        1999                  1998
         Weighted average common shares
           outstanding (basic)                                    2,603,715             2,609,324

         Dilutive effect of assumed exercise
           of stock options                                          18,903                28,062
                                                                  ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                  2,622,618             2,637,386
                                                                  =========             =========


         For the three months ended September 30,                      1999                  1998

         Weighted average common shares
           outstanding (basic)                                    2,603,235             2,610,876

         Dilutive effect of assumed exercise
           of stock options                                          18,903                28,062
                                                                  ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                  2,622,138             2,638,938
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

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 1999 to September 30, 1999

At September 30, 1999, the Company had total assets of $293.7 million, an increase of $22.5 million, or 8.3%, over March 31, 1999.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $34.2 million, an increase of approximately $162,000, over March 31, 1999 levels. Regulatory liquidity approximated 12.9% at September 30, 1999, compared to 11.0% at March 31, 1999.

Loans receivable increased by approximately $17.3 million, or 8.0%, over the March 31, 1999 total. This increase resulted from loan disbursements of $39.7 million, which were partially offset by principal repayments of $20.6 million and sales of $3.4 million. The allowance for loan losses totaled $727,000 at September 30, 1999, as compared to $678,000 at March 31, 1999. Nonperforming loans totaled $293,000 at September 30, 1999 and $280,000 at March 31, 1999. The allowance for loan losses totaled 248.1% and 242.1% of nonperforming loans at September 30, 1999 and March 31, 1999, respectively. Although management believes that its allowance for loan losses at September 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $23.2 million, or 9.9%, from the March 31, 1999 level to $258.5 million at September 30, 1999. The increase in deposits was primarily attributable to growth achieved at new branch office locations, coupled with management's continuing efforts to achieve a moderate rate of growth through marketing and business strategies.

The Banks are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At September 30, 1999, both Wayne Savings and Village's regulatory capital exceeded all minimum capital requirements.

Comparison of Operating Results for the Six Month Periods Ended September 30, 1999 and 1998

Net earnings totaled $645,000 for the six months ended September 30, 1999, as compared to net earnings of $909,000 for the same period in 1998, a decrease of 264,000, or 29.0%. The decrease in net earnings resulted primarily from an increase of $471,000, or 14.8%, in general, administrative and other expense and a decrease in other income of $194,000, or 35.3%, which were partially offset by an increase of $278,000, or 6.9%, in net interest income and a decrease of $136,000 in the provision for federal income taxes.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 1999 and 1998 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities totaled $9.1 million for the six months ended September 30, 1999, an increase of $369,000, or 4.2%, over the same period in 1998. The increase can be primarily attributed to a $19.6 million, or 9.2%, increase in the average balance of loans and mortgage-backed securities outstanding which was partially offset by a decrease in the yield year to year.

Interest on investments and interest-bearing deposits increased by $43,000, or 4.4%, during the six months ended September 30, 1999, as compared to the same period in 1998, as a result of a slight increase in the average balance from year to year, coupled with an increase in the average yield.

Interest expense on deposits and borrowings increased by $134,000, or 2.4%, during the six months ended September 30, 1999, over the same period in 1998. The increase can be primarily attributed to an $21.9 million, or 9.4%, increase in the average balance of interest-bearing liabilities which was partially offset by a decrease in cost of funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $278,000, or 6.9%, during the six months ended September 30, 1999, as compared to the same period in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $44,000 provision for losses on loans during the six months ended September 30, 1999, an increase of $13,000, or 41.9%, over the comparable 1998 period, primarily due to growth in the loan portfolio coupled with management's assessment of the collateral securing nonperforming loans. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $356,000 for the six months ended September 30, 1999, a decrease of $194,000, or 35.3%, from the comparable 1998 period. This decrease was due primarily to the $167,000, or 88.8%, decrease in gain on sale of loans.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $471,000, or 14.8%, during the current six month period, due primarily to a $183,000, or 33.4%, increase in occupancy and equipment, a $245,000, or 14.8%, increase in employee compensation and benefits and a $39,000, or 5.5%, increase in other operating expenses. The increases were due primarily to the costs associated with the addition of Village and the new branches as previously discussed.

Federal Income Taxes

The provision for federal income taxes amounted to $333,000 for the six months ended September 30, 1999, a decrease of $136,000, or 29.0%, as compared to the same period in 1998. The decrease resulted primarily from a $400,000, or 29.0%, decrease in pretax earnings year to year. The effective tax rate for the six months ended September 30, 1999 and 1998 was 34.0%.

Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998

Net earnings totaled $303,000 for the three months ended September 30, 1999, as compared to net earnings of $432,000 for the same period in 1998, a decrease of $129,000, or 29.9%. The decrease in net earnings resulted primarily from an increase of $309,000, or 19.4%, in general, administrative and other expense and a decrease in other income of $123,000, or 42.4%, which were partially offset by an increase of $245,000, or 12.4%, in net interest income and a $65,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest on loans and mortgage-backed securities increased by $322,000, or 7.4%, for the three months ended September 30, 1999 over the same period in 1998. The increase can be primarily attributed to an increase in the average balance of loans and mortgage-backed securities outstanding.

Interest on investments and interest-bearing deposits increased $49,000, or 10.2%, during the current three-month period, as compared to the same period in 1998, as a result of an increase in the average balance of interest-earning assets from year to year.

Interest expense on deposits and borrowings increased by $126,000, or 4.4%, for the three month period ended September 30, 1999 over the comparable period in 1998. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities year to year.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $23,000 provision for losses on loans during the three months ended September 30, 1999, an increase of $7,000, or 43.8%, over the same period in 1998. The provision for losses on loans is recorded based upon growth in the loan portfolio, management's assessment of the risk inherent in the loan portfolio and management's assessment of the collateral securing non-performing loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income totaled $167,000 for the three months ended September 30, 1999, a decrease of $123,000 or 42.4%, from the comparable 1998 period. This decrease was due primarily to the $98,000, or 99.0%, decrease in gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $309,000, or 19.4%, during the current three month period over the comparable 1998 period. The increases were due primarily to the costs associated with the addition of Village and the new branches as previously discussed. Employee compensation and benefits increased by $205,000, or 25.2%, during the three months ended
September 30, 1999 as compared to the same period in 1998. Occupancy and equipment increased by $113,000, or 40.9%, over the same period. These increases were due primarily to costs associated with Village and new office locations.

Federal Income Taxes

The provision for federal income taxes amounted to $158,000 for the three months ended September 30, 1999 as compared to $223,000 for the same period in 1998. The effective tax rates for the three months ended September 30, 1999 and 1998 were 34.3% and 34.0%, respectively.

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

The most critical phase is validation. Although vendors have certified that their systems are compliant, the Company tested these systems using critical future dates. There are numerous testing methodologies to cover the unique interdependencies between the vendors and the Company. Testing methodologies used by the Company included point-to-point (tests verify the ability of a financial institution to transmit data directly to another entity of system); end-to-end (tests verify the ability of a financial institution originating a transaction to transmit test data to a receiving entity or system through an intermediary); and proxy (the service provider tests with a representative sample of financial institutions who use a particular service on the same platform).

The Company's Y2K action plan required that mission-critical systems testing be substantially completed by March 31, 1999. A mission-critical system is an application or system that is vital to the successful continuance of a core business activity. The Company complied with the March 31, 1999 deadline and all mission-critical systems have been deemed Y2K compliant. Testing of material non mission-critical systems began by March 31, 1999 and was completed by June 30, 1999.

The Company had budgeted approximately $50,000 for hard costs related to renovation and testing. Approximately $40,000 of the budget has been expended as of September 30, 1999.

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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


ITEM 5.  Other Information

          The Board of Directors of Wayne Savings Bancshares, Inc. has authorized to continue the repurchase of up to approximately 131,000 shares, or 5% of the Company's outstanding stock, over the next 12 months. Any repurchased shares, will be held as treasury stock and will be available for general corporate purposes.


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits:
           27.1 Financial Data Schedule for the six month period ended September 30, 1999.

           27.2 Restated Financial Data Schedule for the six month period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 12, 1999                     By: /s/Charles F. Finn
       -----------------                         -----------------------------
                                                   Charles F. Finn
                                                   Chairman and President





Date:  November 12, 1999                     By: /s/Todd Tappel
      ------------------                         -----------------------------
                                                   Todd Tappel
                                                    Chief Financial Officer