Form 10QSB
period 1999-12-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2000-02-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1999
                               ------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

United States                                      31-1557791
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

151 North Market Street
Wooster, Ohio                                         44691
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

Yes   X                                                                No

As of February 9, the latest practicable date, 2,599,877 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









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

                         Wayne Savings Bancshares, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                            December 31,      March 31,
         ASSETS                                                                                     1999           1999

Cash and due from banks                                                                         $  6,727       $  1,540
Federal funds sold                                                                                 2,225          4,295
Interest-bearing deposits in other financial institutions                                          8,867         10,410
                                                                                                 -------        -------
         Cash and cash equivalents                                                                17,819         16,245

Certificates of deposit in other financial institutions                                            4,000          6,000
Investment securities held to maturity - at amortized cost, approximate market value of $19,687 and $11,752 as of December 31, 1999
  and March 31, 1999                                                                              20,209         11,830
Mortgage-backed securities available for sale - at market                                         10,120          6,411
Mortgage-backed securities held to maturity - at cost, approximate market value of $380 and $811 as of December 31, 1999
  and March 31, 1999                                                                                 390            819
Loans receivable - net                                                                           236,150        214,094
Loans held for sale - at lower of cost or market                                                       -          1,585
Real estate acquired through foreclosure                                                              26             41
Office premises and equipment - at depreciated cost                                                8,203          7,748
Federal Home Loan Bank stock - at cost                                                             3,107          2,919
Accrued interest receivable on loans                                                               1,228          1,134
Accrued interest receivable on mortgage-backed securities                                             53             28
Accrued interest receivable on investments and interest-bearing deposits                             284            184
Prepaid expenses and other assets                                                                  1,138          1,933
Prepaid federal income taxes                                                                         170            303
                                                                                                 -------        -------

         Total assets                                                                           $302,897       $271,274
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $267,250       $235,327
Advances from the Federal Home Loan Bank                                                           8,000          9,000
Advances by borrowers for taxes and insurance                                                      1,467            821
Accrued interest payable                                                                               1            179
Accounts payable on mortgage loans serviced for others                                               131            108
Other liabilities                                                                                    625            497
Deferred federal income taxes                                                                        349            386
                                                                                                 -------        -------
         Total liabilities                                                                       277,823        246,318

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;
  2,632,229 and 2,505,082 shares issued at December 31, 1999
   and March 31, 1999)                                                                             2,632          2,505
  Additional paid-in capital                                                                      14,393         12,480
  Retained earnings - substantially restricted                                                     8,751         10,437
  Less 32,352 and 22,583 shares, respectively, of treasury stock - at cost                          (631)          (468)
  Accumulated comprehensive income, unrealized gains (losses) on securities
    available for sale, net of related tax effects                                                   (71)             2
                                                                                                 -------        -------
         Total stockholders' equity                                                               25,074         24,956
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $302,897       $271,274
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                           Nine months                   Three months
                                                                              ended                          ended
                                                                           December 31,                  December 31,
                                                                       1999           1998            1999         1998
Interest income
  Loans                                                             $13,346        $12,825          $4,558       $4,310
  Mortgage-backed securities                                            442            296             166          116
  Investment securities                                                 681            615             287          172
  Interest-bearing deposits and other                                   899            792             271          256
                                                                     ------         ------          ------       ------
         Total interest income                                       15,368         14,528           5,282        4,854

Interest expense
  Deposits                                                            8,479          7,873           2,960        2,623
  Borrowings                                                            371            535             117          146
                                                                     ------         ------           -----       ------
         Total interest expense                                       8,850          8,408           3,077        2,769
                                                                     ------         ------          ------       ------

     Net interest income                                              6,518          6,120           2,205        2,085
Provision for losses on loans                                            82             47              38           16
                                                                     ------         ------          ------       ------
         Net interest income after provision for losses on loans      6,436          6,073           2,167        2,069

Other income
  Gain on sale of loans                                                  32            255              11           67
  Gain on sale of assets                                                  -              1               -            -
  Service fees, charges and other operating                             535            519             200          158
                                                                     ------         ------          ------       ------
         Total other income                                             567            775             211          225

General, administrative and other expense
  Employee compensation and benefits                                  2,872          2,425             977          775
  Occupancy and equipment                                             1,068            818             337          270
  Federal deposit insurance premiums                                    155            153              54           52
  Franchise taxes                                                       266            264              88           90
  Other operating                                                     1,203          1,143             461          440
                                                                     ------         ------          ------       ------
         Total general, administrative and other expense              5,564          4,803           1,917        1,627
                                                                     ------         ------          ------       ------

         Earnings before income taxes                                 1,439          2,045             461          667

Federal income taxes
  Current                                                               489            705             180          247
  Deferred                                                                -             (9)            (24)         (20)
                                                                     ------         ------          ------       ------
         Total federal income taxes                                     489            696             156          227
                                                                     ------         ------          ------       ------

         NET EARNINGS                                               $   950        $ 1,349         $   305      $   440
                                                                     ======         ======          ======       ======

         EARNINGS PER SHARE                                           $0.37          $0.52           $0.12        $0.17
                                                                       ====           ====            ====         ====
           Basic
           Diluted                                                    $0.36          $0.51           $0.12        $0.17
                                                                       ====           ====            ====         ====

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (In thousands, except share data)

                                                                                     Nine months               Three months
                                                                                         ended                    ended
                                                                                    December 31,               December 31,
                                                                                   1999        1998           1999     1998
Net earnings                                                                       $950      $1,349           $305     $440

Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) on securities, net of tax
    of $38, $20, $13 and $9 during the respective periods                           (73)         39            (25)      17
                                                                                   ----       -----            ---      ---


Comprehensive income                                                               $877      $1,388           $280     $457
                                                                                    ===       =====            ===      ===

Accumulated comprehensive income (loss)                                            $(71)     $   56           $(71)    $ 56
                                                                                    ===       =====            ===      ===

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   950           $ 1,349
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             14               (17)
    Amortization of deferred loan origination fees                                               (414)             (420)
    Depreciation and amortization                                                                 535               376
    Loans originated for sale in the secondary market                                          (2,688)          (12,622)
    Proceeds from sale of loans                                                                 4,262            11,937
    (Gain) loss on sale of loans                                                                   11              (139)
    Provision for losses on loans                                                                  82                47
    Federal Home Loan Bank stock dividends                                                       (160)             (149)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (94)               58
      Accrued interest receivable on mortgage-backed securities                                   (25)              (18)
      Accrued interest receivable on investments and interest-bearing deposits                   (100)               10
      Prepaid expenses and other assets                                                           795              (882)
      Accrued interest payable                                                                   (178)             (162)
      Accounts payable on mortgage loans serviced for others                                       23                78
      Other liabilities                                                                           128               121
      Federal income taxes
        Current                                                                                  (133)              (36)
        Deferred                                                                                    -                (9)
                                                                                              -------            -------
          Net cash provided by (used in) operating activities                                   3,008              (478)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                           (11,500)           (7,562)
  Proceeds from maturity of investment securities                                               2,074             9,117
  Purchase of mortgage-backed securities                                                       (6,985)           (6,280)
  Principal repayments on mortgage-backed securities                                            3,506             2,148
  Loan principal repayments                                                                    32,224            42,514
  Loan disbursements                                                                          (52,349)          (45,156)
  Purchase of office premises and equipment - net                                              (1,235)           (1,246)
  Proceeds from sale of real estate acquired through foreclosure                                    5               121
  Additions to real estate acquired through foreclosure                                             -               (60)
  Decrease in certificates of deposit in other financial institutions                           2,000             4,000
                                                                                              -------           -------
          Net cash used in investing activities                                               (32,260)           (2,404)
                                                                                              -------           -------

          Net cash used in operating and investing activities                                 (29,252)           (2,882)
                                                                                              -------           -------
            (balance carried forward)


                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                   1999            1998
          Net cash used in operating and investing activities
            (balance brought forward)                                                          $(29,252)       $ (2,882)
  Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               31,923          11,131
  Proceeds from Federal Home Loan Bank advances                                                       -          15,000
  Repayment of Federal Home Loan Bank advances                                                   (1,000)        (19,000)
  Advances by borrowers for taxes and insurance                                                     646             653
  Proceeds from exercise of stock options                                                            12              87
  Dividends paid on common stock                                                                   (592)           (551)
  Purchase of treasury shares                                                                      (163)           (346)
                                                                                                -------         -------
          Net cash provided by financing activities                                              30,826           6,974
                                                                                                -------         -------

Net increase in cash and cash equivalents                                                         1,574           4,092

Cash and cash equivalents at beginning of period                                                 16,245          13,169
                                                                                                -------         -------

Cash and cash equivalents at end of period                                                     $ 17,819        $ 17,261
                                                                                                =======         =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $    396         $   728
                                                                                                =======          ======

    Interest on deposits and borrowings                                                        $  9,028         $ 8,570
                                                                                                =======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                             $    (73)        $    39
                                                                                                =======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $     43         $   116
                                                                                                =======          ======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the three and nine months ended December 31, 1999


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

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. Earnings per share have been restated for all stock dividends through the date of issuance of the financial statements. The computations were as follows:

                         Wayne Savings Bancshares, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              For the three and nine months ended December 31, 1999


3.       Earnings Per Share (continued)

         For the nine months ended December 31,                                     1999                  1998
         Weighted average common shares
           outstanding (basic)                                                 2,602,783             2,609,758

         Dilutive effect of assumed exercise
           of stock options                                                       18,781                26,739
                                                                               ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                               2,621,564             2,636,497
                                                                               =========             =========


         For the three months ended December 31,                                    1999                  1998

         Weighted average common shares
           outstanding (basic)                                                 2,600,929             2,610,613
         Dilutive effect of assumed exercise
           of stock options                                                       18,683                25,119
                                                                               ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                               2,619,612             2,635,732
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

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from March 31, 1999 to December 31,
1999

At December 31, 1999, the Company had total assets of $302.9 million, an increase of $31.6 million, or 11.7%, over March 31, 1999. The increase in assets was funded primarily by a $31.9 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $42.0 million at December 31, 1999, an increase of approximately $8.0 million, or 23.3%, over March 31, 1999 levels. During the nine-month period ended December 31, 1999, investment securities purchases totaled $11.5 million, while maturities amounted to $2.1 million. Regulatory liquidity approximated 18.7% at December 31, 1999, compared to 11.0% at March 31, 1999.

Mortgage-backed securities totaled $10.5 million at December 31, 1999, a $3.3 million, or 45.4%, increase over March 31, 1999 levels. Purchases of mortgage-backed securities totaling $7.0 million were partially offset by principal repayments of $3.5 million during the 1999 nine-month period.

Loans receivable totaled $236.2 million at December 31, 1999, an increase of approximately $20.5 million, or 9.5%, over the March 31, 1999 total. This increase resulted from loan disbursements of $55.0 million, which were partially offset by principal repayments of $32.2 million and sales of $4.3 million. The increase in loans receivable was comprised primarily of loans secured by one-to-four family residential real estate. The allowance for loan losses totaled $756,000 at December 31, 1999, as compared to $678,000 at March 31, 1999. Nonperforming loans totaled $187,000 at December 31, 1999 and $280,000 at March 31, 1999. The allowance for loan losses totaled 404.3% and 242.1% of nonperforming loans at December 31, 1999 and March 31, 1999, respectively. Although management believes that the Company's allowance for loan losses at December 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $31.9 million, or 13.6%, from the March 31, 1999 level to $267.3 million at December 31, 1999. The increase in deposits was primarily attributable to growth achieved at the new office locations, coupled with management's continuing efforts to achieve deposit growth through marketing and business strategies.

The Banks are subject to capital standards, which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 1999, both Wayne Savings' and Village's regulatory capital exceeded all minimum capital requirements.

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended December 31, 1999 and 1998

General

Net earnings totaled $950,000 for the nine months ended December 31, 1999, as compared to net earnings of $1.3 million for the same period in 1998, a decrease of $399,000, or 29.6%. The decrease in net earnings resulted primarily from an increase of $761,000 in general, administrative and other expense, a decrease in other income of $208,000 and an increase in the provision for losses on loans of $35,000, which were partially offset by an increase of $398,000 in net interest income and a decrease of $207,000 in the provision for federal income taxes.

Net Interest Income

Interest on loans and mortgage-backed securities totaled $13.8 million for the nine months ended December 31, 1999, an increase of $667,000, or 5.1%, over the same period in 1998. The increase can be primarily attributed to an $18.7 million, or 8.7%, increase in the average balance of loans and mortgage-backed securities outstanding, which was partially offset by a decrease in the yield year to year.

Interest on investments and interest-bearing deposits increased by $173,000, or 12.3%, during the nine months ended December 31, 1999, as compared to the same period in 1998, as a result of a slight increase in the average balance from year to year, coupled with an increase in the average yield.

Interest expense on deposits and borrowings totaled $8.9 million for the nine months ended December 31, 1999, an increase of $442,000, or 5.3%, over the same period in 1998. The increase can be primarily attributed to a $22.7 million, or 9.6%, increase in the average balance of interest-bearing liabilities, which was partially offset by a decrease in the cost of funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $398,000, or 6.5%, during the nine months ended December 31, 1999, as compared to the same period in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded an $82,000 provision for losses on loans during the nine months ended December 31, 1999, an increase of $35,000, or 74.5%, over the comparable 1998 period, primarily due to growth in the loan portfolio. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 1999 and 1998 (continued)

Other Income

Other income totaled $567,000 for the nine months ended December 31, 1999, a decrease of $208,000, or 26.8%, from the comparable 1998 period. This decrease was due primarily to a $223,000, or 87.5%, decrease in gain on sale of loans, which resulted from a decline in sales volume of approximately $7.5 million, or 63.9%, year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.6 million for the nine months ended December 31, 1999, an increase of $761,000, or 15.8%, compared to the 1998 period, due primarily to a $447,000, or 18.4%, increase in employee compensation and benefits, a $250,000, or 30.1%, increase in occupancy and equipment and a $49,000, or 4.3%, increase in other operating expenses. The increases were due primarily to the costs associated with the addition of Village and the new branches as previously discussed.

Federal Income Taxes

The provision for federal income taxes amounted to $489,000 for the nine months ended December 31, 1999, a decrease of $207,000, or 29.7%, as compared to the same period in 1998. The decrease resulted primarily from a $606,000, or 29.6%, decrease in pretax earnings year to year. The effective tax rate for each of the nine month periods ended December 31, 1999 and 1998 was 34.0%.

Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998

General

Net earnings totaled $305,000 for the three months ended December 31, 1999, as compared to net earnings of $440,000 for the same period in 1998, a decrease of $135,000, or 30.7%. The decrease in net earnings resulted primarily from an increase of $290,000 in general, administrative and other expense, a decrease in other income of $14,000 and a $22,000 increase in the provision for losses on loans, which were partially offset by an increase of $120,000 in net interest income and a $71,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest on loans and mortgage-backed securities increased by $298,000, or 6.7%, for the three months ended December 31, 1999 over the same period in 1998. The increase can be primarily attributed to an increase in the average balance of loans and mortgage-backed securities outstanding.

Interest on investments and interest-bearing deposits increased $130,000, or 30.4%, during the current three-month period, as compared to the same period in 1998, as a result of an increase in the average balance of interest-earning assets outstanding year to year.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits and borrowings increased by $308,000, or 11.1%, for the three month period ended December 31, 1999, over the comparable period in 1998. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities outstanding year to year.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $38,000 provision for losses on loans during the three months ended December 31, 1999, an increase of $22,000, or 137.5%, over the same period in 1998. The current period provision for losses on loans was based primarily upon growth in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income totaled $211,000 for the three months ended December 31, 1999, a decrease of $14,000 or 6.2%, from the comparable 1998 period. This decrease was due primarily to the $56,000, or 83.6%, decrease in gain on sale of loans, offset by a $42,000, or 26.6%, increase in service fees, charges and other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $290,000, or 17.8%, during the current three month period over the comparable 1998 period. The increases were due primarily to the costs associated with the addition of Village and the new branches as previously discussed. Employee compensation and benefits increased by $202,000, or 26.1%, during the three months ended December 31, 1999 as compared to the same period in 1998. Occupancy and equipment increased by $67,000, or 24.8%, over the same period. These increases were due primarily to costs associated with Village and new office locations.

Federal Income Taxes

The provision for federal income taxes amounted to $156,000 for the three months ended December 31, 1999 as compared to $227,000 for the same period in 1998. The effective tax rates for the three months ended December 31, 1999 and 1998 were 33.8% and 34.0%, respectively.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

The Year 2000 ("Y2K") issue related to certain computer programs which used a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may have been unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruption in operations. The potential impact was that date sensitive calculations would be based on erroneous data, or could cause a system failure. The Y2K issue may have affected all forms of financial accounting, including interest computation, due dates, pensions/personnel benefits, investments, and record keeping.

During  the three year  period  leading  up to  January  1,  2000,  the  Company developed and implemented a program to ensure Y2K information systems compliance. The Company does not perform in-house programming. All systems have been purchased from third-party vendors. Therefore, the primary thrust of the Company's Y2K effort involved ongoing discussions and monitoring of vendors' progress, including receipt of confirmation from its vendors that Y2K compliant versions of their systems were in place.

The Company had expended a total of approximately $50,000 for hard costs related to renovation and testing, approximately $30,000 of which was expensed during fiscal 2000.

The Company experienced no technology-related problems upon arrival of January 1, 2000, nor was there any disruption of services to its customers. The Company could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the primary market area is not significantly dependent upon one employer or industry, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


ITEM 5.  Other Information

         The Board of Directors of Wayne Savings Bancshares, Inc. has authorized to continue the repurchase of up to approximately 131,000 shares, or 5% of the Company's outstanding stock, over the 12 month period ending July, 2000. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.


ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:         None

         Exhibit 27: Financial data schedule for the nine month period ended December 31, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 11, 2000             By: /s/Charles F. Finn
                                            Charles F. Finn
                                            Chairman and President





Date:    February 11, 2000             By: /s/Todd J. Tappel
                                            Todd J. Tappel
                                            Chief Financial Officer