Form 10KSB
period 2000-03-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2000-06-28
CIK 1036030

SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______________ to ______________________

                           COMMISSION FILE NO. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                   FEDERAL                                     31-1557791
                   -------                                     ----------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

       151 NORTH MARKET STREET, WOOSTER, OHIO                     44691
       --------------------------------------                     -----
      (Address of Principal Executive Offices)                  Zip Code

                                 (330) 264-5767
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   NONE

Securities Registered Pursuant to Section 12(g) of the Act:   COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                                              ---------------------------------------
                                                                           (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [X]    NO  [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

         The issuer's revenues for the fiscal year ended March 31, 2000, were $21.4 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq SmallCap Market on June 15, 2000, was approximately $16.3 million. This amount excludes shares held by Wayne Savings Bankshares, M.H.C., and the Registrant's directors and senior officers. As of April 13, 2000, there were issued and outstanding 2,599,015 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2000 (Parts II and III).

2.   Proxy  Statement for the 2000 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I

ITEM 1. BUSINESS

GENERAL

         WAYNE SAVINGS BANCSHARES, INC.

         Wayne Savings Bancshares, Inc. (the "Company") is a federal corporation which was organized on August 5, 1997. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On November 25, 1997, the
Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At March 31, 2000, the Company had total assets of $304.1 million, total deposits of $265.0 million, and stockholders' equity of $25.1 million.

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

         The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, and Medina counties, where it operates eight full-service offices. This contiguous four-county area is located in north central Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activity consists of originating one- to four-family residential real estate loans in its market area. The Bank also originates multi-family residential and non-residential real estate loans, although such loans constitute a small portion of the Bank's lending activities and a small portion of the Bank's loan portfolio. The Bank also originates consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

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

         Village is a community-oriented savings institution offering traditional financial services to its local community. Village's primary lending and deposit gathering area includes North Canton, Jackson Township and Plain Township, which are all located in Stark County. Village's principal business activity consists of originating one- to four-family residential real estate loans in its market area. Village also originates multi-family residential and non- residential real estate loans, although such loans constitute a small portion of Village's lending activities. Village also originates consumer loans, and to a lesser extent, construction loans. Village also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

         Village's principal executive office is located at 1265 South Main Street, North Canton, Ohio, and its telephone number at that address is (330) 494-5262.

MARKET AREA/LOCAL ECONOMY

         The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina and Holmes Counties in north central Ohio. Wooster, Ohio is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio. Village, headquartered in North Canton, Ohio, operates in Stark County in north central Ohio.

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

         Medina County, located just north of Wayne County, is the center of a fertile agricultural region. Farming remains the largest industry in the county in terms of dollar value of goods produced. However, over 100 small manufacturing firms also operate in the county. The City of Medina is located in the center of the Cleveland-Akron- Lorain Standard Consolidated Statistical Marketing Area. Medina is located approximately 30 miles south of Cleveland and 15 miles west of Akron. Due to its proximity to Akron and Cleveland, a majority of Medina County's labor force is employed in these two cities. The Bank operates one full-service office in Medina County, which is located in the Village of Lodi.

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

         Stark County, located directly east of Wayne County, is characterized by a diverse economy and over 1,500 different products are manufactured in the county. Stark County also has a strong agricultural base, and ranks fourth in Ohio in the production of dairy products. The major employers in North Canton are the Hoover Company, Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels). Jackson Township is the home to the Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries.

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

         The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2000, approximately $67.0 million, or 26.4%, of the Company's total loans and mortgage-backed securities, due after March 31, 2000, consisted of loans or securities with adjustable interest rates.

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

                                                                     At March 31,
                                       -----------------------------------------------------------------------
                                               2000                      1999                      1998
                                       ------------------        -------------------       -------------------
                                          $          %               $          %             $           %
                                         ---        ---             ---        ---           ---         ---
                                                                (Dollars in Thousands)
Mortgage loans:
  One- to four-family residential(1)   $211,222    86.72%        $187,638     84.82%       $180,895     85.58%
  Residential construction loans....      4,035     1.66            7,668      3.47           3,963      1.87
  Multi-family residential..........      8,028     3.30            7,086      3.20           7,091      3.36
  Non-residential real estate/land(2)     6,068     2.49            5,610      2.53           5,838      2.76
                                       --------   ------         --------    ------        --------    ------
    Total mortgage loans............    229,353    94.17          208,002     94.02         197,787     93.57
Other loans:
  Consumer loans....................      9,041     3.71            8,415      3.80          10,477      4.96
  Commercial business loans.........      5,168     2.12            4,810      2.18           3,112      1.47
                                       --------    -----         --------    ------        --------    ------
    Total other loans...............     14,209     5.83           13,225      5.98          13,589      6.43
                                       --------    -----         --------    ------        --------    ------
Total loans before net items........    243,562   100.00%         221,227    100.00%        211,376    100.00%
                                                  ======                     ======                    ======

Less:
  Loans in process..................      4,136                     4,600                     2,088
  Deferred loan origination fees....      1,538                     1,855                     1,882
  Allowance for loan losses.........        793                       678                       721
                                       --------                  --------                  --------

    Total loans receivable, net.....   $237,095                  $214,094                  $206,685
                                       ========                  ========                  ========

Mortgage-backed securities, net(3)..  $  10,496                  $  7,230                  $  4,275
                                      =========                  ========                  ========

---------

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $11.1 million, $8.7 million and $7.9 million, as of March 31, 2000, 1999 and 1998, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.
(2) Includes land loans of $949,000, $951,000 and $584,000 as of March 31, 2000, 1999 and 1998, respectively.
(3)  Includes mortgage-backed securities designated as available for sale.

         LOAN AND MORTGAGE-BACKED SECURITIES MATURITY AND REPRICING SCHEDULE. The following table sets forth certain information as of March 31, 2000, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                              One          Three       Five           Ten       Beyond
                                               Within       Through       Through     Through       Through     Twenty
                                              One Year    Three Years   Five Years   Ten Years   Twenty Years    Years        Total
                                              --------    -----------   ----------   ---------   ------------    -----        -----
                                                                                 (In Thousands)
Mortgage loans(1):
 One to four family
  residential:
   Adjustable ...........................     $ 46,169     $    639     $     --     $     --     $     --     $     --     $ 46,808
   Fixed ................................        1,716          964        1,881       17,779       66,039       76,359      164,738
Multi-family residential
 and nonresidential:
   Adjustable ...........................       10,467           --           --           --           --           --       10,467
   Fixed ................................          477        1,956          566           35           --           --        3,034
Second Mortgage Loans ...................            9           89          251        1,134           67           --        1,550
Other Loans:
 Commercial .............................        3,574          284          105        1,203            2           --        5,168
 Consumer ...............................        2,389        1,366        2,035        1,646           25           --        7,461
                                              --------     --------     --------     --------     --------     --------     --------
Total loans .............................     $ 64,801     $  5,298     $  4,838     $ 21,797     $ 66,133     $ 76,359     $239,226
                                              ========     ========     ========     ========     ========     ========     ========
Mortgage-backed securities(2) ...........     $    441     $  1,136     $  1,134     $    975     $    122     $  6,647     $ 10,455
                                              ========     ========     ========     ========     ========     ========     ========

-----------
(1) Amounts shown are net of loans in process of $4.1 million. Does not include loans held for sale, nor $200,000 of non-performing loans.
(2) Includes mortgage-backed securities available for sale. Does not include premiums of $133,000, discounts of $30,000 and unrealized losses of $62,000.

         The following table sets forth at March 31, 2000 the dollar amount of all fixed rate and adjustable rate loans due after March 31, 2001.


                                             Fixed       Adjustable      Total
                                             -----       ----------      -----
                                                      (In Thousands)
Mortgage loans(1):
  One- to four-family
   residential .......................      $163,101      $ 46,782      $209,883
  Multi-family residential
   and nonresidential ................        10,467         3,034        13,501

Other loans:
  Commercial business ................           950         2,680         3,630
  Consumer ...........................         7,427           395         7,822
                                            --------      --------      --------
    Total loans ......................      $181,945      $ 52,891      $234,836
                                            ========      ========      ========
Mortgage-backed securities(2) ........      $  3,103      $  6,911      $ 10,014
                                            ========      ========      ========

-----------
(1)  Includes loans held for sale.
(2)  Includes mortgage-backed securities available for sale.


         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the
Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2000, the Company had $200.1 million, or 82.1%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

         The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including but not limited to the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's secondary market activities over the past three years have been limited to sales of $6.4 million, $15.9 million and $7.1 million for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Such sales generally constituted current period originations. Mortgage loans held for sale at March 31, 2000, 1999 and 1998 totaled $317,000, $1.6 million and $1.2 million, respectively.

         The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 2000, the Company's ARM portfolio decreased by $785,000, or 1.4%.

         The Company offers two ARM loan products. The treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 5% on total rate increases or decreases over the life of the loan. The index on the treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year. The treasury ARM loan has an initially discounted rate of 1% below the current index, plus margin. However, these loans are underwritten at the fully-indexed interest rate. The cost of fund ARM loan adjusts annually and has periodic and lifetime interest rate caps of 1% and 3%, respectively. The index is the Ohio Cost of Funds from SAIF Insured Savings Associations, which index is published quarterly by the OTS. The initial interest rate on cost of fund ARM loans is not discounted. In the past, the Company has used different indices for ARM loans, such as the National Average Contract Rate for Previously Occupied Homes and the National Average Cost of Funds. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. One- to four-family residential ARM loans totaled $35.7 million, or 14.6%, of the Company's total loan portfolio at March 31, 2000.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company predictable cash flows as would long-term, fixed rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because the Company has either a 3% or 5% cap on interest rate increases during the life of its ARM loans.

         The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Association and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2000, the Company's equity loan portfolio totaled $11.1 million, or 5.26%, of its one- to four-family mortgage loan portfolio.

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

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. In recent years, the Company has significantly reduced its originations of multi-family real estate loans. Loans secured by multi-family real estate constituted approximately $8.0 million, or 3.3%, of the Company's total loan portfolio at March 31, 2000. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2000, 89.1% of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2000, the Company's multi-family real estate loans had an average balance of $211,000, and the largest multi-family real estate loan had a principal balance of $1.2 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans; however, the Company's policies do not preclude such lending.

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

         NON-RESIDENTIAL REAL ESTATE AND LAND LOANS. The Company also has reduced significantly its non-residential real estate loan originations in recent years. Loans secured by non-residential real estate constituted approximately $5.1 million, or 2.1%, of the Company's total loan portfolio at March 31, 2000. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2000, 80.4% of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2000, the Company's non-residential loans had an average balance of $115,000 and the largest non-residential real estate loan had a principal balance of $940,000. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans; however, the Company's policies do not preclude such lending.

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

         The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $949,000 at March 31, 2000.

         RESIDENTIAL CONSTRUCTION LOANS. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2000, the Company had $4.0 million, or 1.7%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

         COMMERCIAL LOANS. Commercial loans totaled $5.2 million, or 2.1% of the Company's total loan portfolio at March 31, 2000. The Company does not emphasize commercial lending, but evaluates and meets the needs of its customer base.

         CONSUMER LOANS. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

         As of March 31, 2000, consumer loans totaled $9.0 million, or 3.7%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are fixed rate and fixed term second mortgage loans, auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2000, second mortgage loans totaled $1.6 million, or 17.7%, of consumer loans.

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

         MORTGAGE-BACKED SECURITIES. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, increased from $7.2 million at March 31, 1999 to $10.5 million at March 31, 2000.

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

         LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $250,000 must be approved by the Chief Lending Officer. The Chief Executive Officer can approve loans up to $300,000, and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that management's approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2000, the Company had commitments to originate $2.3 million of loans.

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

         Although in the past the Company has purchased loans originated by other lenders, the Company has not purchased any such loans in at least 10 years. At March 31, 2000, less than 1% of all loans in the Company's portfolio were purchased from others and the majority of such loans were collateralized by properties located in Ohio.

         ORIGINATION, PURCHASE AND SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. The table below shows the Company's loan origination, purchase and sales activity for the periods indicated.

                                                       At March 31,
                                            ----------------------------------
                                               2000         1999          1998
                                               ----         ----          ----
                                                     (In Thousands)
Total loans receivable, net
 at beginning of period .................   $ 214,094    $ 206,685    $ 209,404

Loans originated:
  One- to four-family residential(1) ....      52,485       59,578       42,561
  Multi-family residential(2) ...........         549        1,930          600
  Non-residential real estate/land ......         223          179          674
  Consumer loans ........................       7,498        6,498        6,101
  Commercial loans ......................       4,194        3,681        4,287
                                            ---------    ---------    ---------
     Total loans originated .............      64,949       71,866       54,223
Loans sold:
  Whole loans ...........................      (6,425)     (15,860)      (7,066)
                                            ---------    ---------    ---------
     Total loans sold ...................      (6,425)     (15,860)      (7,066)

Mortgage loans transferred to REO .......         (64)         (58)        (162)
Loan repayments .........................     (37,106)     (48,814)     (49,359)
Other loan activity, net ................       1,647         (275)        (355)
                                            ---------    ---------    ---------
     Total loans receivable, net at
      end of period .....................   $ 237,095    $ 214,094    $ 206,685
                                            =========    =========    =========

Mortgage-backed securities at
 beginning of period ....................   $   7,230    $   4,275    $     873
Mortgage-backed securities purchased ....       8,030        6,576        4,010
Principal repayments and other
 activity ...............................      (4,764)      (3,621)        (608)
                                            ---------    ---------    ---------
     Mortgage-backed securities at
      end of period .....................   $  10,496    $   7,230    $   4,275
                                            =========    =========    =========

------------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans disbursed for sale in the secondary market.
(2) Includes loans to finance the sale of real estate acquired through foreclosure.

         LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 on the accounting for non-refundable fees and costs associated with originating or acquiring loans. To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2000, the Company had $1.5 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

         The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $720,000, $682,000 and $617,000, for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

         LOANS TO ONE BORROWER. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2000, the Company's largest real estate related borrower had an aggregate principal outstanding balance of $2.5 million. The Company had no loans at March 31, 2000 that exceeded the loans to one borrower regulations.

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

         At March 31, 2000, the Company had non-performing assets of $290,000 and a ratio of non-performing assets to total assets of 0.10%. At March 31, 1999 and 1998, the Company had non-performing assets of $321,000 and $1.3 million, respectively. The Company's levels of non-performing assets during the three year period ended March 31, 2000 were below peer group averages.

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

                                                         At March 31,
                                                ------------------------------
                                                 2000         1999        1998
                                                 ----         ----        ----
                                                     (Dollars in Thousands)
Non-accrual loans:
   Mortgage loans:
      Permanent loans secured by one-
       to four-family dwelling units .......     $  170      $  224      $  299
      All other mortgage loans .............         --          --           1
   Non-mortgage loans:
      Commercial ...........................         --          --          --
      Consumer .............................         30          12          --
                                                 ------      ------      ------
Total non-accrual loans ....................        200         236         300
Accruing loans 90 days or more delinquent ..         --          44           8
                                                 ------      ------      ------
Total non-performing loans .................        200         280         308
Total real estate owned(1) .................         90          41         946
                                                 ------      ------      ------
Total non-performing assets ................     $  290      $  321      $1,254
                                                 ======      ======      ======
Total non-performing loans to
 net loans receivable ......................        .08%        .13%        .15%
Total non-performing loans to
 total assets ..............................        .07%        .10%        .12%
Total non-performing assets to
 total assets ..............................        .10%        .12%        .48%

-----------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

         During the year ended March 31, 2000, gross interest income of $8,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period.

         The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Company's portfolio at the dates indicated.

                                                          At March 31,
                                                  -----------------------------
                                                   2000        1999        1998
                                                   ----        ----        ----
                                                      (Dollars in Thousands)
Loans past due 60-89 days ..................      $1,539      $1,710      $1,136
Loans past due 90 days or more .............         200         280         308
                                                  ------      ------      ------
   Total past due 60 days or more ..........      $1,739      $1,990      $1,444
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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                           At March 31,
                                                --------------------------------
                                                  2000         1999        1998
                                                  ----         ----        ----
                                                    (Dollars in Thousands)
Substandard assets(1) ...................       $  290       $  206       $1,243
Doubtful assets .........................           --           --           --
Loss assets .............................           --            8           15
                                                ------       ------       ------
   Total classified assets ..............       $  290       $  214       $1,258
                                                ======       ======       ======

---------
(1)  Includes REO.

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

         During fiscal years ended March 31, 2000, 1999 and 1998, the Company added $120,000, $64,000 and $60,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $793,000, $678,000 and $721,000, at March 31, 2000, 1999 and 1998, respectively. The Company bases the provision for loan loss on several factors, including loan volume, portfolio mix, delinquencies, etc. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                      At March 31,
                                         -------------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
                                               (Dollars in Thousands)
Loans receivable, net ................   $ 237,095     $ 214,094     $ 206,685
Average loans receivable, net ........     229,845       209,178       207,377
Allowance balance (at beginning
 of period) ..........................         678           721           914
Provision for losses:
   Mortgage ..........................          --            --            --
   Non-mortgage ......................          --            --            --
   General ...........................         120            64            60
(Charge-offs) Recoveries:
   Mortgage ..........................          --          (108)         (231)
   Non-Mortgage ......................          (5)            1           (22)
                                         ---------     ---------     ---------
Allowance balance (at end of
 period) .............................   $     793     $     678     $     721
                                         =========     =========     =========
Allowance for loan losses as a
 percent of loans receivable,
 net at end of period ................         .33%          .32%          .35%
Net loans charged off as a
 percent of average loans
 receivable, net .....................         --%           .05%          .12%
Ratio of allowance for loan
 losses to total non-
 performing assets at end
 of period ...........................      273.45%       211.21%        57.50%
Ratio of allowance for
 loan losses to non-performing
 loans at end of period ..............      396.50%       242.14%       234.09%


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

                                                                                At March 31,
                                               ---------------------------------------------------------------------------
                                                      2000                       1999                      1998
                                               ----------------------     ----------------------    ----------------------
                                                          % of Loans                 % of Loans                % of Loans
                                                            in Each                    in Each                   in Each
                                                          Category to                Category to               Category to
                                               Amount     Total Loans     Amount     Total Loans    Amount     Total Loans
                                               ------     -----------     ------     -----------    ------     -----------
                                                                             (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans .....     $423           88.4%      $386           88.3%      $446           87.4%
Multi-family residential loans ............       37            3.3         38            3.2         36            3.4
Consumer and commercial ...................      333            5.8        252            6.0         54            6.4
Non-residential real estate ...............       --            2.5          2            2.5        185            2.8
                                                ----          -----       ----          -----       ----          -----
Total allowance for loan losses ...........     $793          100.0%      $678          100.0%      $721          100.0%
                                                ====          =====       ====          =====       ====          =====


INVESTMENT ACTIVITIES

         The Company's investment portfolio is comprised of investment securities and certificates of deposit in other financial institutions. The carrying value of the Company's investment securities totaled $27.2 million at March 31, 2000, compared to $17.8 million at March 31, 1999, an increase of $8.9 million, or 50.0%. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $14.3 million at March 31, 2000 compared to $16.2 at March 31, 1999, a decrease of $1.9 million, or 11.9%.

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

                                                                                         At March 31,
                                                          ------------------------------------------------------------------------
                                                                     2000                    1999                     1998
                                                          -----------------------   ---------------------    ---------------------
                                                          Carrying        Market    Carrying       Market     Carrying      Market
                                                            Value         Value       Value        Value        Value        Value
                                                          ---------     ---------   ---------    --------     --------     -------
                                                                          (In Thousands)
Investment securities:
  Corporate bonds and notes ..........................      $ 2,987      $ 2,951      $    --      $    --      $    --      $    --
  U.S. Government and agency securities ..............       20,057       19,528       11,666       11,588       13,228       13,162
  Obligations of state and political subdivisions ....          155          155          164          164          173          173
Certificates of deposit in other
 financial institutions ..............................        4,000        4,000        6,000        6,000        8,500        8,500
                                                            -------      -------      -------      -------      -------      -------
Total investment securities ..........................       27,199       26,634       17,830       17,752       21,901       21,835
Other Investments:
Interest-bearing deposits in other
 financial institutions ..............................        8,332        8,332       10,410       10,410        7,647        7,647
Federal funds sold ...................................        3,475        3,475        4,295        4,295        4,100        4,100
Federal Home Loan Bank stock .........................        3,160        3,160        2,919        2,919        2,719        2,719
                                                            -------      -------      -------      -------      -------      -------
    Total investments ................................      $42,166      $41,601      $35,454      $35,376      $36,367      $36,301
                                                            =======      =======      =======      =======      =======      =======

         INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2000. The Company does not hold any investment securities with maturities in excess of 16 years.

                                                                          At March 31, 2000
                                        ---------------------------------------------------------------------------------------
                                          One Year or Less    One to Five Years      Five to Ten Years      More than Ten Years
                                        -------------------   -------------------   --------------------    -------------------
                                        Carrying    Average   Carrying   Average    Carrying    Average     Carrying   Average
                                          Value      Yield      Value     Yield       Value      Yield        Value     Yield
                                        ---------  --------   --------  ---------   ---------  ---------    ---------  -------
                                                                         (Dollars in Thousands)

Investment Securities:
   Corporate bonds and notes .........  $    --       --%      $ 2,987     6.71%   $    --         --%       $    --       --%
   U.S. Government and agency ........       --       --        17,557     6.36      2,000       7.10            500     6.70
   Obligations of state and
    political subdivisions ...........       --       --            --       --         --         --            155     5.50
   Certificates of deposit in
    other financial institutions .....    4,000     5.84            --       --         --         --             --       --
                                        -------     ----       -------     ----    -------       ----        -------     ----
     Total investment securities .....  $ 4,000     5.84%      $20,544     6.41%   $ 2,000       7.10%       $   655     6.42%
                                        =======     ====       =======     ====    =======       ====        =======     ====




                                                    At March 31, 2000
                                           -------------------------------------
                                                    Total Investment
                                                       Securities
                                           -------------------------------------
                                           Average                      Weighted
                                            Life    Carrying    Market  Average
                                           In Years   Value     Value    Yield
                                           --------   -----     -----    -----
                                                   (Dollars in Thousands)
Investment Securities:
   Corporate bonds and notes ...........     2.36   $ 2,987    $ 2,951    6.71%
   U.S. Government and agency ..........     3.62    20,057     19,528    6.13
   Obligations of state and
    political subdivisions .............    12.17       155        155    5.50
   Certificates of deposit in
    other financial institutions .......      .15     4,000      4,000    5.84
                                            -----   -------    -------    ----
     Total investment securities .......     3.02   $27,199    $26,634    6.15%
                                            =====   =======    =======    ====

SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $12.0 million of advances from the FHLB at March 31, 2000.

         DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area. In past years the Company's total deposits had remained relatively stable, whereas deposit growth this fiscal year increased nearly 13%, primarily attributable to the expanded banking locations.

         DEPOSIT PORTFOLIO. Savings and other deposits in the Company as of March 31, 2000, comprised the following:


  Weighted                                                                                             Percentage
   Average                                                                   Minimum                    of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)
  2.08%                  None             NOW Accounts                     $     --      $  31,014         11.71%
  3.13                   None             Passbook                               --         53,074         20.03
  3.28                   None             Money Market Investor               2,500         10,827          4.09


                             Certificates of Deposit
                             -----------------------

  5.00               12 months or less    Fixed term, fixed rate                500         41,722         15.74
  5.60               12 to 24 months      Fixed term, fixed rate                500         54,341         20.51
  5.71               25 to 36 months      Fixed term, fixed rate                500         24,787          9.36
  5.52               36 months or more    Fixed term, fixed rate                500          8,888          3.35
  6.07               Negotiable           Jumbo Certificates                100,000         40,299         15.21
                                                                                         ---------        ------
                                                                                         $ 264,952        100.00%
                                                                                         =========        ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                     Balance at                           Balance at                            Balance at
                                      March 31,       %        Increase    March 31,      %          Increase    March 31,     %
                                        2000       Deposits   (Decrease)      1999     Deposits     (Decrease)     1998     Deposits
                                        ----       --------   ----------      ----     --------     ----------     ----     --------
                                                                          (Dollars in Thousands)
NOW accounts........................  $ 31,014       11.71%    $ 6,135      $24,879     10.57%      $  3,817     $ 21,062      9.68%
Passbook statement accounts.........    53,074       20.03       6,608       46,466     19.75          7,355       39,111     17.97
Money market passbook...............    10,827        4.09        (438)      11,265      4.79          1,817        9,448      4.34
Certificates of deposit(1)
 Original maturities of:
    12 months or less...............    41,722       15.74       3,909       37,813     16.07          8,463       29,350     13.49
    12 to 24 months.................    54,341       20.51      20,340       34,001     14.45         (3,068)      37,069     17.03
    25 to 36 months.................    24,787        9.36     (13,909)      38,696     16.44         (2,166)      40,862     18.78
    36 months or more...............     8,888        3.35      (2,532)      11,420      4.85         (2,103)      13,523      6.21
    Negotiated jumbo................    40,299       15.21       9,512       30,787     13.08          3,591       27,196     12.50
                                      --------     -------     -------      -------    ------       --------     --------   -------
    Total...........................  $264,952      100.00%    $29,625      $235,327   100.00%      $ 17,706     $217,621    100.00%
                                      ========     =======     =======      ========   ======       ========     ========   =======

--------

(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $31.1 million, $31.2 million and $30.9 million, as of March 31, 2000, 1999 and 1998, respectively.

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                     At March 31,
                                      ------------------------------------------
                                        2000             1999             1998
                                        ----             ----             ----
                                                 (Dollars in Thousands)
4.01- 6.00% .................         $127,653         $120,446         $105,021
6.01- 8.00% .................           42,382           29,486           38,148
8.01-10.00% .................                2            2,785            4,831
                                      --------         --------         --------
   Total ....................         $170,037         $152,717         $148,000
                                      ========         ========         ========


         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at March 31, 2000.


                                             Amount Due
                   -------------------------------------------------------------
                   Less Than        1-2         2-3       After
                   One Year        Years       Years      3 Years        Total
                   --------        -----       -----      -------        -----
Rate                                         (In Thousands)
----
4.01- 6.00%.....   $ 102,627    $  18,452    $   2,917    $   3,657     $127,653
6.01- 8.00%.....      21,241       18,363        2,123          655       42,382
8.01-10.00%.....           2           --           --           --            2
                   ---------    ---------    ---------    ---------     --------
   Total........   $ 123,870    $  36,815    $   5,040    $   4,312     $170,037
                   =========    =========    =========    =========     ========


         The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2000.

              Maturity Period                          Certificates of Deposit
              ---------------                          -----------------------
                                                           (In Thousands)

      Three months or less.............................        $  12,964
      Over three months through six months.............            7,367
      Over six months through twelve months............           10,573
      Over twelve months...............................            9,395
                                                               ---------
           Total.......................................        $  40,299
                                                               =========


BORROWINGS

         Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Company's stock in the FHLB and a portion of the Company's first mortgage loans. At March 31, 2000, the Company had $12.0 million in advances outstanding.

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

         A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2000, the Company maintained 98.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2000 the Bank was a "well-capitalized" institution.

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

         LIQUIDITY. The Company is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement which is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Company's average liquidity ratio for March 2000 was 19.6%, which exceeded the then applicable requirements. The Company has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non- cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights ("MSRs"). The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PROMPT CORRECTIVE REGULATORY ACTION

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk- based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

FEDERAL HOME LOAN BANK SYSTEM

         The Company and Village are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Company was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2000, of $3.2 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 5.75%, and were 7.25% for the fiscal year ended March 31, 2000. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

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

HOLDING COMPANY REGULATION

         GENERAL. The Company and the Mutual Holding Company are non-diversified mutual savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any non- savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company and Village must notify the OTS 30 days before declaring any dividend to the Bank.

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

         The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Company was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Company is required generally to recapture into income the portion of its bad debt reserve (other than the supplemental reserve) that exceeds its base year reserves, approximately $250,000.

         The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. The Bank began recapture of the bad debt reserve during fiscal 1999.

         Retained earnings as of March 31, 2000 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

         The Company's tax returns have been audited or closed without audit through fiscal year 1996.

         OHIO TAXATION. The Company files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Company is not currently under audit with respect to its Ohio franchise tax returns.

ITEM 2. PROPERTIES

         The Bank conducts its business through its main office located in Wooster, Ohio, and seven full service branch offices located in four counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at March 31, 2000. The aggregate net book value of the Company's premises and equipment was $8.2 million at March 31, 2000.

         WAYNE SAVINGS COMMUNITY BANK

              Location                 Year Opened             Owned or Leased
              --------                 -----------             ---------------
        151 N. Market St.                 1902                      Owned
        Wooster, Ohio 44691

        1908 Cleveland Rd.                1978                      Owned
        Wooster, Ohio 44691

        90 North Clay St.                 1964                      Owned
        Millersburg, Ohio 44654

        233 Claremont Ave.                1968                      Owned
        Ashland, Ohio 44805

        237 North Main St.                1972                      Owned
        Rittman, Ohio 44270

        303 Highland Dr.                  1980                      Owned
        Lodi, Ohio 44254

        2024 Millersburg Rd.              1999                      Owned
        Wooster, Ohio 44691

        543 Riffle Rd.                    1999                     Leased
        Wooster, Ohio 44691


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


ITEM 3. LEGAL PROCEEDINGS

         A former executive officer and director of Village has filed Harbert v. Wayne Savings Bankshares, M.H.C. and Finn and Village Savings Bank, alleging breach of contract and misrepresentation. The plaintiff brought the lawsuit in the Court of Common Pleas of Stark County, Ohio, on May 19, 1999, and is seeking wages and compensatory damages of $500,000, punitive damages of $500,000, and attorney fees and costs. Although there can be no certainty as to the outcome of this matter, management has retained counsel to vigorously contest the claim.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The "Stockholder Information" and Common Stock and Related Matters sections of the Company's annual report to stockholders for the fiscal year ended March 31, 2000 (the "2000 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The material identified in Item 13(a)(1) hereof is incorporated herein by reference.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
        FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE BANK

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2000 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

         (a)(1)  Financial Statements

         The following documents appear in sections of the Company's 2000 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

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

                   (iii) Report of Independent Certified Public Accountants;

                    (iv) Consolidated Statements of Financial Condition;

                    (v)  Consolidated Statements of Earnings;

                    (vi) Consolidated Statements of Stockholders' Equity;

                   (vii) Consolidated Statements of Cash Flows; and

                   viii) Notes to Consolidated Financial Statements.

         With the exception of the aforementioned sections, the Company's 2000 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

         (a)(2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (a)(3)  Exhibits
                                                     Reference to Prior
                                                      Filing or Exhibit
  Regulation S-B                                       Number Attached
  Exhibit Number                Document                    Hereto
  --------------                --------                    ------
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

-----------------

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


                                            WAYNE SAVINGS BANCSHARES, INC.


Date: June 26, 2000                         By: /s/ Charles F. Finn
                                                --------------------------------
                                                Charles F. Finn, President and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Charles F. Finn                    By: /s/ Todd J. Tappel
    ---------------------------------         ---------------------------------
    Charles F. Finn, President, Chief         Todd J. Tappel, Senior Vice
     Executive Officer and Director            President and Corporate Secretary
    (Principal Executive Officer)             Secretary (Principal Financial
                                              Officer)

Date: June 26, 2000                        Date:  June 26, 2000


By: /s/ Anthony Volpe                      By: /s/ Kenneth G. Rhode
    ---------------------------------         ----------------------------------
     Anthony Volpe, Vice President            Kenneth G. Rhode, Director
     (Principal Accounting Officer)

Date:  June 26, 2000                       Date:  June 26, 2000


By:                                       By:
   -----------------------------------        ----------------------------------
    Donald E. Massaro, Director                James C. Morgan, Director

Date:                                     Date:


By: /s/ Terry A Gardner                   By: /s/ Russell L. Harpster
   -----------------------------------       -----------------------------------
    Terry A. Gardner, Director                 Russell L. Harpster, Director

Date:  June 26, 2000                      Date: June 26, 2000


By: /s/ Joseph L. Retzler
   -----------------------------------
    Joseph L. Retzler, Director

Date:  June 26, 2000