Form 10QSB
period 2000-06-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2000-08-14
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                    0-23433
                         ---------------------------------------

                         WAYNE SAVINGS BANCSHARES, INC.
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     United  States                                        31-1557791
(State or other jurisdiction of                          (IRS  Employer
incorporation or organization)                         Identification No.)


                  151 North Market Street, Wooster, Ohio 44691
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 264-5767
-----------------------------------------------------------------------------
                           (Issuer's telephone number)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]                                      No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 8, 2000 - 2,606,415 shares of common stock at $1.00 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                          Page

PART I  -  FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                   3

           Consolidated Statements of Earnings                              4

           Consolidated Statements of Comprehensive Income                  5

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                       8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                       9


PART II -  OTHER INFORMATION                                               12

SIGNATURES                                                                 13

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                                June 30,      March 31,
         ASSETS                                                                                     2000           2000
Cash and due from banks                                                                         $  2,526       $  2,502
Federal funds sold                                                                                 2,775          3,475
Interest-bearing deposits in other financial institutions                                          7,443          8,332
                                                                                                 -------        -------
         Cash and cash equivalents                                                                12,744         14,309
Certificates of deposit in other financial institutions                                               -           4,000
Investment securities - at amortized cost, approximate
  market value of $22,386 and $22,634 as of June 30, 2000
  and March 31, 2000                                                                              23,148         23,199
Mortgage-backed securities available for sale - at market                                          3,392          3,450
Mortgage-backed securities - at cost, approximate
  market value of $7,058 and $6,938 as of June 30, 2000
  and March 31, 2000                                                                               7,053          7,046
Loans receivable - net                                                                           240,199        237,095
Loans held for sale - at lower of cost or market                                                     618            317
Office premises and equipment - at depreciated cost                                                8,461          8,160
Real estate acquired through foreclosure                                                              90             90
Federal Home Loan Bank stock - at cost                                                             3,322          3,160
Accrued interest receivable on loans                                                               1,306          1,255
Accrued interest receivable on mortgage-backed securities                                             72             60
Accrued interest receivable on investments and interest-bearing deposits                             351            354
Prepaid expenses and other assets                                                                  1,426          1,390
Prepaid federal income taxes                                                                          22            184
                                                                                                 -------        -------

         Total assets                                                                           $302,204       $304,069
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $264,835       $264,952
Advances from the Federal Home Loan Bank                                                          10,000         12,000
Advances by borrowers for taxes and insurance                                                        779            777
Accrued interest payable                                                                             283            228
Accounts payable on mortgage loans serviced for others                                               115            100
Other liabilities                                                                                    728            516
Deferred federal income taxes                                                                        376            375
                                                                                                 -------        -------
         Total liabilities                                                                       277,116        278,948

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;  2,637,629 and
    2,632,229 shares issued at June 30, 2000
    and March 31, 2000)                                                                            2,638          2,632
  Additional paid-in capital                                                                      14,414         14,393
  Retained earnings - substantially restricted                                                     8,707          8,777
  Less  33,214 shares, of treasury stock - at cost                                                  (645)          (645)
  Unrealized losses on securities available for sale, net of related tax effects                     (26)           (36)
                                                                                                 -------        -------
    Total stockholders' equity                                                                    25,088         25,121
                                                                                                 -------        -------

    Total liabilities and stockholders' equity                                                  $302,204       $304,069
                                                                                                 =======        =======


                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                                                 2000              1999
Interest income
  Loans                                                                                        $4,595            $4,304
  Mortgage-backed securities                                                                      164               108
  Investment securities                                                                           361               170
  Interest-bearing deposits and other                                                             217               324
                                                                                                -----             -----
         Total interest income                                                                  5,337             4,906

Interest expense
  Deposits                                                                                      3,045             2,682
  Borrowings                                                                                      116               127
                                                                                                -----             -----
         Total interest expense                                                                 3,161             2,809
                                                                                                -----             -----

         Net interest income                                                                    2,176             2,097

         Provision for losses on loans                                                             51                21
                                                                                                -----             -----

         Net interest income after provision for
           losses on loans                                                                      2,125             2,076

Other income
  Gain on sale of loans                                                                            20                20
  Gain on sale of assets                                                                           -                  1
  Service fees, charges and other operating                                                       198               169
                                                                                                -----             -----
         Total other income                                                                       218               190

General, administrative and other expense
  Employee compensation and benefits                                                            1,066               877
  Occupancy and equipment                                                                         329               342
  Federal deposit insurance premiums                                                               18                35
  Franchise taxes                                                                                  50                88
  Other operating                                                                                 441               407
                                                                                                -----             -----
         Total general, administrative and other expense                                        1,904             1,749
                                                                                                -----             -----

         Earnings before income taxes                                                             439               517

Federal income taxes
  Current                                                                                         148               376
  Deferred                                                                                          1              (201)
                                                                                                -----             -----
         Total federal income taxes                                                               149               175
                                                                                                -----             -----

         NET EARNINGS                                                                          $  290            $  342
                                                                                                =====             =====

         EARNINGS PER SHARE

            Basic                                                                               $0.11             $0.13
                                                                                                 ====              ====

            Diluted                                                                             $0.11             $0.13
                                                                                                 ====              ====

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                                                 2000              1999
Net earnings                                                                                     $290              $342

Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) on securities during the period, net of tax
    of $5 and $(23) in 2000 and 1999, respectively                                                 10               (44)
                                                                                                  ---               ---

Comprehensive income                                                                             $300              $298
                                                                                                  ===               ===

Accumulated comprehensive loss                                                                   $(26)             $(42)
                                                                                                  ===               ===

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   290           $   342
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              4                 4
    Amortization of deferred loan origination fees                                                (44)             (116)
    Depreciation and amortization                                                                 146               168
    Loans originated for sale in the secondary market                                          (2,421)           (1,750)
    Proceeds from sale of loans                                                                 2,119             3,321
    Loss on sale of loans                                                                           1                14
    Provision for losses on loans                                                                  51                21
    Federal Home Loan Bank stock dividends                                                        (60)              (51)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (51)              (20)
      Accrued interest receivable on mortgage-backed securities                                   (12)              (11)
      Accrued interest receivable on investments and interest-bearing deposits                      3               (86)
      Prepaid expenses and other assets                                                           (36)              574
      Accrued interest payable                                                                     55                15
      Accounts payable on mortgage loans serviced for others                                       15                94
      Other liabilities                                                                           212              (126)
      Federal income taxes
        Current                                                                                   162                25
        Deferred                                                                                    1              (201)
                                                                                               ------            ------
          Net cash provided by operating activities                                               435             2,217

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                                -             (2,000)
  Proceeds from maturity of investment securities                                                  58             1,062
  Purchase of mortgaged-backed securities                                                      (1,000)           (4,835)
  Principal repayments on mortgage-backed securities                                            1,060             1,164
  Loan principal repayments                                                                     9,304            12,225
  Loan disbursements                                                                          (12,689)          (21,669)
  Purchase of office premises and equipment - net                                                (445)             (952)
  Decrease in certificates of deposit in other financial institutions                           4,000                -
                                                                                               ------            ------
          Net cash provided by (used in) investing activities                                     288           (15,005)
                                                                                               ------            ------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                             723           (12,788)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                   2000            1999
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                                         $     723        $(12,788)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                      (117)         14,115
  Proceeds from Federal Home Loan Bank advances                                                   2,000              -
  Repayment of Federal Home Loan Bank advances                                                   (4,000)             -
  Advances by borrowers for taxes and insurance                                                       2            (398)
  Proceeds from exercise of stock options                                                            27               1
  Dividends paid on common stock                                                                   (200)           (192)
  Purchase of treasury shares                                                                        -              (52)
                                                                                                 ------         -------
          Net cash provided by (used in) financing activities                                    (2,288)         13,474
                                                                                                 ------         -------

Net increase (decrease) in cash and cash equivalents                                             (1,565)            686

Cash and cash equivalents at beginning of period                                                 14,309          16,245
                                                                                                 ------         -------

Cash and cash equivalents at end of period                                                      $12,744        $ 16,931
                                                                                                 ======         =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                        $    -         $     -
                                                                                                 ======         =======

    Interest on deposits and borrowings                                                         $ 3,106        $  2,794
                                                                                                 ======         =======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                              $    10        $    (44)
                                                                                                 ======         =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                           $    21        $     34
                                                                                                 ======         =======

  Issuance of mortgage loan upon sale of real estate acquired
    through foreclosure                                                                         $    -         $    699
                                                                                                 ======         =======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three months ended June 30, 2000 and 1999


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

         Wayne Savings Community Bank has eight banking locations in Wayne, Holmes, Ashland and Medina counties, Ohio, in addition to its Village Savings Bank, F.S.B. subsidiary now serving Stark county.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). In fiscal 1999 the Bank formed a new federal savings bank subsidiary in North Canton, Ohio named Village Savings Bank, F.S.B. ("Village"), together referred to as "the Banks".

         All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations were as follows:

                         Wayne Savings Bancshares, Inc.

                For the three months ended June 30, 2000 and 1999


3.       Earnings Per Share (continued)

         For the three months ended June 30                        2000                  1999
         Weighted average common shares
           outstanding (basic)                                2,603,644             2,604,350

         Dilutive effect of assumed exercise
           of stock options                                      14,974                20,807
                                                              ---------             ---------

         Weighted average common shares
           outstanding (diluted)                              2,618,618             2,625,157
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

Discussion of Financial Condition Changes from March 31, 2000 to June 30, 2000

At June 30, 2000, the Company had total assets of $302.2 million, a decrease of $1.9 million, or 0.6%, from March 31, 2000. The decrease was due primarily to a $2.0 million reduction in the balance of advances from the Federal Home Loan Bank.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $35.9 million, a decrease of approximately $5.6 million, or 13.5%, from March 31, 2000 levels. Regulatory liquidity approximated 15.8% at June 30, 2000, compared to 17.9% at March 31, 2000. During the quarter ended June 30, 2000, excess liquidity was used to fund loan originations and to repay Federal Home Loan Bank advances.

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 2000 to June 30, 2000 (continued)

Loans receivable increased by approximately $3.4 million, or 1.4%, over the March 31, 2000 total. This increase resulted from loan disbursements of $15.1 million, which were partially offset by principal repayments of $9.3 million and sales of $2.1 million. The allowance for loan losses totaled $846,000 at June 30, 2000, as compared to $793,000 at March 31, 2000. Nonperforming loans totaled $192,000 at June 30, 2000 and $200,000 at March 31, 2000. The allowance for loan losses totaled 440.6% and 396.5% of nonperforming loans at June 30, 2000 and March 31, 2000, respectively. Although management believes that its allowance for loan losses at June 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits decreased by approximately $117,000 during the quarter, to a total of $264.8 million at June 30, 2000. Interest crediting of $3.0 million during the quarter nearly offset withdrawals of $3.1 million.

The Banks are subject to capital standards, which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At June 30, 2000, both Wayne Savings and Village's regulatory capital exceeded all minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2000 and 1999

Net earnings totaled $290,000 for the three months ended June 30, 2000, as compared to net earnings of $342,000 for the same period in 1999, a decrease of $52,000, or 15.2%. The decrease in net earnings resulted primarily from an increase of $155,000, or 8.9%, in general, administrative and other expense, which was partially offset by an increase of $79,000, or 3.8%, in net interest income, and an increase of $28,000, or 14.7%, in other income.

Net Interest Income

Interest on loans and mortgage-backed securities totaled $4.8 million for the three months ended June 30, 2000, an increase of $347,000, or 7.9%, over the same period in 1999. The increase can be primarily attributed to a $20.7 million, or 9.1%, increase in the average balance of loans and mortgage-backed securities outstanding.

Interest on investments and interest-bearing deposits increased by $84,000, or 17.0%, during the three months ended June 30, 2000, as compared to the same period in 1999, as a result of a slight increase in the average balance from year to year, coupled with an increase in the average yield.

Interest expense on deposits and borrowings increased by $352,000, or 12.5%, during the three months ended June 30, 2000, over the same period in 1999. The increase can be primarily attributed to an $24.5 million, or 9.7%, increase in the average balance of interest-bearing liabilities year to year, coupled with an increase in the average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $79,000, or 3.8%, during the three months ended June 30, 2000, as compared to the same period in 1999.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended June 30, 2000 and 1999(continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $51,000 provision for losses on loans during the three months ended June 30, 2000, primarily due to growth in the loan portfolio coupled with management's assessment of the collateral securing nonperforming loans. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $218,000 for the three months ended June 30, 2000, an increase of $28,000, or 14.7%, from the comparable 1999 period. This increase was due primarily to the $29,000, or 17.2%, increase in service fees, charges and other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $155,000, or 8.9%, during the current three month period, due primarily to a $189,000, or 21.6%, increase in employee compensation and benefits and a $34,000, or 8.4%, increase in other operating expense, which were partially offset by a $17,000, or 48.6%, decrease in federal deposit insurance premiums and a $38,000, or 43.2%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to the costs associated with the addition of new branches as previously discussed, as well as a reduction in loan costs deferred for the period compared to the same period in 1999. The increase in other operating expense was primarily attributable to increased advertising and related costs. The decrease in federal deposit insurance premiums was due to a decline in insurance rates. The decrease in franchise taxes was due primarily to a reduction in the rate of tax.

Federal Income Taxes

The provision for federal income taxes amounted to $149,000 for the three months ended June 30, 2000, a decrease of $26,000, or 14.9%, as compared to the same period in 1999. The decrease resulted primarily from a $78,000, or 15.1%, decrease in pretax earnings year to year. The effective tax rates for the three months ended June 30, 2000 and 1999 were 33.9% and 33.8%, respectively.

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On July 27, 2000, the Annual Meeting of the Company's Stockholders was held. Two directors were elected to terms expiring in 2003 by the following votes:

             Kenneth G. Rhode         For:  2,211,527         Withheld:  22,994
             James C. Morgan          For:  2,216,819         Withheld:  17,702

         One other matter was submitted to the stockholders, for which the following votes were cast:

         Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2001.

             For:  2,180,455          Against:  0              Abstain:  54,066

ITEM 5.  Other Information

          The Board of Directors of Wayne Savings Bancshares, Inc. has authorized to continue the repurchase of up to approximately 131,000 shares, or 5% of Wayne's outstanding stock, over the next 12 months. Any repurchased shares, will be held as treasury stock and will be available for general corporate purposes.


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits:
            27 Financial Data Schedule for the three month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 10, 2000                     By: /s/Charles F. Finn
       ------------------------                    --------------------------
                                                   Charles F. Finn
                                                   Chairman and President





Date:      August 10, 2000                     By: /s/Todd  J. Tappel
       ------------------------                    --------------------------
                                                   Todd J. Tappel
                                                   Chief Financial Officer