Form 10QSB
period 2000-09-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2000-11-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                               ----------------------------------------------

                                                        OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United States                                                   31-1557791
---------------------                                      -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

151 North Market Street
Wooster, Ohio                                                       44691
------------------                                              -------------
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

Yes   X                                           No
      ---                                            -----

As of November 8, 2000, the latest practicable date, 2,592,793 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 16 pages

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                     3

          Consolidated Statements of Earnings                                4

          Consolidated Statements of Comprehensive Income                    5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        11


PART II - OTHER INFORMATION                                                 16

SIGNATURES                                                                  17

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                          September  30,      March 31,
         ASSETS                                                                                     2000           2000
Cash and due from banks                                                                         $  3,838       $  2,502
Federal funds sold                                                                                 1,475          3,475
Interest-bearing deposits in other financial institutions                                          6,352          8,332
                                                                                                 -------        -------
         Cash and cash equivalents                                                                11,665         14,309

Certificates of deposit in other financial institutions                                              700          4,000
Investment securities - at amortized cost, approximate
  market value of $22,777 and $22,634 as of September 30, 2000
  and March 31, 2000                                                                              23,150         23,199
Mortgage-backed securities available for sale - at market                                          3,152          3,450
Mortgage-backed securities - at cost, approximate
  market value of $6,438 and $6,938 as of September 30, 2000
  and March 31, 2000                                                                               6,497          7,046
Loans receivable - net                                                                           242,147        237,095
Loans held for sale - at lower of cost or market                                                     570            317
Real estate acquired through foreclosure                                                              90             90
Office premises and equipment - at depreciated cost                                                8,470          8,160
Federal Home Loan Bank stock - at cost                                                             3,385          3,160
Accrued interest receivable on loans                                                               1,277          1,255
Accrued interest receivable on mortgage-backed securities                                             65             60
Accrued interest receivable on investments and interest-bearing deposits                             321            354
Prepaid expenses and other assets                                                                  1,448          1,390
Prepaid federal income taxes                                                                         138            184
                                                                                                 -------        -------

         Total assets                                                                           $303,075       $304,069
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $265,697       $264,952
Advances from the Federal Home Loan Bank                                                          10,000         12,000
Advances by borrowers for taxes and insurance                                                        752            777
Accrued interest payable                                                                             266            228
Accounts payable on mortgage loans serviced for others                                                87            100
Other liabilities                                                                                    624            516
Deferred federal income taxes                                                                        388            375
                                                                                                 -------        -------
         Total liabilities                                                                       277,814        278,948

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;  2,638,335 and
   2,632,229 shares issued at September 30, 2000
   and March 31, 2000, respectively)                                                               2,638          2,632
  Additional paid-in capital                                                                      14,423         14,393
  Retained earnings - substantially restricted                                                     8,874          8,777
  Less 34,369 and 33,214 shares of treasury stock - at cost                                         (663)          (645)
  Accumulated comprehensive loss, unrealized  losses on
       securities designated as available for sale, net of related tax effects                       (11)           (36)
                                                                                                 -------        -------
         Total stockholders' equity                                                               25,261         25,121
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $303,075       $304,069
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)
                                                                                    Six months                   Three months
                                                                                       ended                        ended
                                                                                   September 30,                September 30,

                                                                                 2000         1999           2000           1999
Interest income
  Loans                                                                       $ 9,245      $ 8,788         $4,650          $4,484
  Mortgage-backed securities                                                      312          276            148             168
  Investment securities                                                           757          394            396             224
  Interest-bearing deposits and other                                             381          628            164             304
                                                                               ------       ------          -----           -----
          Total interest income                                                10,695       10,086          5,358           5,180

Interest expense
  Deposits                                                                      6,168        5,519          3,123           2,837
  Borrowings                                                                      241          254            125             127
                                                                               ------       ------          -----           -----
          Total interest expense                                                6,409        5,773          3,248           2,964
                                                                               ------       ------          -----           -----

          Net interest income                                                   4,286        4,313          2,110           2,216
Provision for losses on loans                                                      73           44             22              23
                                                                               ------       ------          -----           -----

          Net interest income after provision for losses on loans               4,213        4,269          2,088           2,193

Other income
  Gain on sale of loans                                                            55           21             35               1
  Service fees, charges and other operating                                       422          335            224             166
                                                                               ------       ------          -----           -----
          Total other income                                                      477          356            259             167

General, administrative and other expense
  Employee compensation and benefits                                            2,109        1,895          1,043             970
  Occupancy and equipment                                                         677          731            348             389
  Federal deposit insurance premiums                                               32          101             14              66
  Franchise taxes                                                                 125          178             75              90
  Other operating                                                                 752          742            311             384
                                                                               ------       ------          -----           -----
          Total general, administrative and other expense                       3,695        3,647          1,791           1,899
                                                                               ------       ------          -----           -----

          Earnings before income taxes                                            995          978            556             461
Federal incomes taxes
  Current                                                                         348          357            199             (67)
  Deferred                                                                         (8)         (24)            (8)            225
                                                                               ------       ------          -----           -----
          Total federal income taxes                                              340          333            191             158
                                                                               ------       ------          -----           -----

          NET EARNINGS                                                        $   655      $   645         $  365          $  303
                                                                               ======       ======          =====           =====

          EARNINGS PER SHARE
               Basic                                                            $0.25        $0.25          $0.14           $0.12
                                                                                 ====         ====           ====            ====
               Diluted                                                          $0.25        $0.25          $0.14           $0.12
                                                                                 ====         ====           ====            ====


                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        (In thousands, except share data)




                                                                                     Six months                Three months
                                                                                        ended                      ended
                                                                                    September 30,              September 30,
                                                                                   2000        1999           2000     1999

Net earnings                                                                       $655        $645           $365     $303

Other comprehensive income (loss) net of tax:
  Unrealized holding gains(losses) on securities
     during the period, net of tax $13, $(25), $8
      and $(2), respectively                                                         25         (48)            15       (4)
                                                                                    ---         ---            ---      ---

Comprehensive income                                                               $680        $597           $380     $299
                                                                                    ===         ===            ===      ===

Accumulated comprehensive loss                                                     $(11)       $(46)          $(11)    $(46)
                                                                                    ===         ===            ===      ===


                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   655           $   645
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              9                14
    Amortization of deferred loan origination fees                                                (64)             (290)
    Depreciation and amortization                                                                 349               367
    Loans originated for sale in the secondary market                                          (4,362)           (1,750)
    Proceeds from sale of loans                                                                 4,123             3,350
    (Gain) loss on sale of loans                                                                  (14)               12
    Provision for losses on loans                                                                  73                44
    Federal Home Loan Bank stock dividends                                                       (122)             (106)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (22)             (159)
      Accrued interest receivable on mortgage-backed securities                                    (5)              (35)
      Accrued interest receivable on investments and interest-bearing deposits                     33               (34)
      Prepaid expenses and other assets                                                           (58)               91
      Accrued interest payable                                                                     38                 4
      Accounts payable on mortgage loans serviced for others                                      (13)              207
      Other liabilities                                                                           108               (18)
      Federal income taxes
        Current                                                                                    46               (63)
        Deferred                                                                                   (8)              (24)
                                                                                               ------            ------
          Net cash provided by operating activities                                               766             2,255

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                                  -            (7,500)
  Proceeds from maturity of investment securities                                                  55             1,066
  Purchase of mortgage-backed securities                                                       (1,000)           (6,985)
  Principal repayments on mortgage-backed securities                                            1,878             2,722
  Loan principal repayments                                                                    16,329            20,545
  Loan disbursements                                                                          (21,390)          (37,941)
  Purchase of office premises and equipment - net                                                (659)           (1,128)
  Purchase of Federal Home Loan Bank stock                                                       (103)                -
  Decrease in certificates of deposit in other financial institutions                           3,300             2,000
                                                                                               ------            ------
          Net cash used in investing activities                                                (1,590)          (27,221)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                            (824)          (24,966)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                   2000            1999
          Net cash used in operating and investing activities
            (balance brought forward)                                                           $  (824)       $(24,966)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                  745          23,202
  Proceeds from Federal Home Loan Bank advances                                                   7,000               -
  Repayment of Federal Home Loan Bank advances                                                   (9,000)         (1,000)
  Advances by borrowers for taxes and insurance                                                     (25)              2
  Proceeds from exercise of stock options                                                            36               6
  Dividends paid on common stock                                                                   (558)           (392)
  Purchase of treasury shares                                                                       (18)           (106)
                                                                                                 ------         -------
          Net cash provided by (used in) financing activities                                    (1,820)         21,712
                                                                                                 ------         -------

Net decrease in cash and cash equivalents                                                        (2,644)         (3,254)

Cash and cash equivalents at beginning of period                                                 14,309          16,245
                                                                                                 ------         -------

Cash and cash equivalents at end of period                                                      $11,665        $ 12,991
                                                                                                 ======         =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                        $   290        $    396
                                                                                                 ======         =======

    Interest on deposits and borrowings                                                         $ 6,371        $  5,769
                                                                                                 ======         =======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                              $    25        $    (48)
                                                                                                 ======         =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                           $    41        $     33
                                                                                                 ======         =======

  Issuance of mortgage loan upon sale of real estate
     acquired through foreclosure                                                               $     -        $    699
                                                                                                 ======         =======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2000 and 1999


1.       Basis of Presentation


         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). In fiscal 1999, the Bank formed a new federal savings bank subsidiary in North Canton, Ohio named Village Savings Bank, F.S.B. ("Village"), together referred to as "the Banks".

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

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations were as follows:

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2000 and 1999


3.       Earnings Per Share (continued)

         For the six months ended September 30                   2000                  1999
         Weighted average common shares
           outstanding (basic)                              2,604,077             2,603,715

         Dilutive effect of assumed exercise
           of stock options                                    13,654                18,903
                                                            ---------             ---------

         Weighted average common shares
           outstanding (diluted)                            2,617,731             2,622,618
                                                            =========             =========


         For the three months ended September 30                 2000                  1999

         Weighted average common shares
           outstanding (basic)                              2,604,507             2,603,235

         Dilutive effect of assumed exercise
           of stock options                                    13,520                18,903
                                                            ---------            ---------

         Weighted average common shares
           outstanding (diluted)                            2,618,027             2,622,138
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

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2000 and 1999


4.       Effects of Recent Accounting Pronouncements (continued)

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

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 2000 to September 30, 2000

At September 30, 2000, the Company had total assets of $303.1 million, a decrease of $994,000, or .3%, from March 31, 2000. The decrease was due primarily to a $2.0 million reduction in the balance of advances from the Federal Home Loan Bank, partially offset by an increase in deposits totaling $745,000.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $35.5 million, a decrease of approximately $6.0 million, or 14.4%, from March 31, 2000 levels. Regulatory liquidity approximated 16.6% at September 30, 2000, compared to 17.9% at March 31, 2000. During the quarter ended September 30, 2000, excess liquidity was used to fund loan originations and to repay Federal Home Loan Bank advances.

Mortgage-backed securities decreased to approximately $9.6 million at September 30, 2000 as compared to $10.5 million at March 31, 2000. The decrease of $847,000, or 8.1%, was primarily due to principal repayments of $1.9 million, partially offset by purchases totaling $1.0 million.

Loans receivable and loans held for sale increased by approximately $5.3 million, or 2.2%, over the March 31, 2000 total. This increase resulted from loan disbursements of $25.8 million, which were partially offset by principal repayments of $16.3 million and sales of $4.1 million. The allowance for loan losses totaled $868,000 at September 30, 2000, as compared to $793,000 at March 31, 2000. Nonperforming loans totaled $253,000 at September 30, 2000 and $200,000 at March 31, 2000. The allowance for loan losses totaled 343.0% and 396.5% of nonperforming loans at September 30, 2000 and March 31, 2000, respectively. Although management believes that its allowance for loan losses at September 30, 2000, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $745,000, or .3%, from the March 31, 2000 level to $265.7 million at September 30, 2000. The increase in deposits was primarily attributable to growth achieved at new branch office locations, coupled with management's continuing efforts to achieve a moderate rate of growth through marketing and other business strategies.

The Banks are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At September 30, 2000, both Wayne Savings and Village's regulatory capital exceeded all minimum capital requirements.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 2000 and 1999

Net earnings totaled $655,000 for the six months ended September 30, 2000, as compared to net earnings of $645,000 for the same period in 1999, an increase of $10,000, or 1.6%. The increase in net earnings resulted primarily from an increase of $121,000, or 34.0% in other income, which was partially offset by a decrease of $27,000, or .6%, in net interest income, an increase of $29,000, or 65.9%, in the provision for losses on loans, an increase of $48,000, or 1.3%, in general, administrative and other expenses, and an increase of $7,000 in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $9.6 million for the six months ended September 30, 2000, an increase of $493,000, or 5.4%, over the same period in 1999. The increase can be primarily attributed to a $16.5 million, or 7.0%, increase in the average balance of loans and mortgage-backed securities outstanding.

Interest income on investments and interest-bearing deposits increased by $116,000, or 11.4%, during the six months ended September 30, 2000, as compared to the same period in 1999, as a result of a slight increase in the average balance from year to year, coupled with an increase in the average yield.

Interest expense on deposits and borrowings increased by $636,000, or 11.0%, during the six months ended September 30, 2000, over the same period in 1999. The increase can be primarily attributed to a $19.4 million, or 7.6%, increase in the average balance of interest-bearing liabilities year to year, coupled with an increase in the average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $27,000, or .6%, during the six months ended September 30, 2000, as compared to the same period in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $73,000 provision for losses on loans during the six months ended September 30, 2000, an increase of $29,000, or 65.9%, over the comparable 1999 period, primarily due to growth in the loan portfolio coupled with management's assessment of the collateral securing nonperforming loans. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2000 and 1999 (continued)

Other Income

Other income totaled $477,000 for the six months ended September 30, 2000, an increase of $121,000, or 34.0%, over the comparable 1999 period. This increase was due primarily to an $87,000, or 26.0%, increase in service fees, charges, and other operating income coupled with a $34,000 increase in gain on sale of loans. The increase in service fees, charges and other operating income was comprised primarily of increases in service charges on checking accounts and deposit transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $48,000, or 1.3%, during the current six month period, due primarily to a $214,000, or 11.3%, increase in employee compensation and benefits and a $10,000, or 1.3%, increase in other operating expenses, which were partially offset by a decrease of $54,000, or
7.4%, in occupancy and equipment, a $69,000, or 68.3% decrease in federal deposit insurance premiums, and a $53,000, or 30.0%, decrease in franchise taxes. The increase in employee compensation and benefits is primarily attributed to additional staffing requirements coupled with normal merit increases. The increase in other operating expenses is due to attendant costs related to account growth. The decrease in federal deposit insurance premiums was due to decreased premium rates. The decrease in franchise taxes was primarily attributable to the net operating loss at Village.

Federal Income Taxes

The provision for federal income taxes amounted to $340,000 for the six months ended September 30, 2000, an increase of $7,000, or 2.1%, as compared to the same period in 1999. The increase resulted primarily from a $17,000, or 1.7%, increase in pretax earnings year to year. The effective tax rate for the six months ended September 30, 2000 and 1999 was 34.2%, and 34.0%, respectively.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999

Net earnings totaled $365,000 for the three months ended September 30, 2000, as compared to net earnings of $303,000 for the same period in 1999, an increase of $62,000, or 20.5%. The increase in net earnings resulted primarily from an increase of $92,000, or 55.1%, in other income, and a $108,000, or 5.7%, decrease in general, administrative, and other expenses, which were partially offset by a decrease of $106,000, or 4.8%, in net interest income and a $33,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $146,000, or 3.1%, for the three months ended September 30, 2000 over the same period in 1999. The increase can be primarily attributed to an increase in the average balance of loans and mortgage-backed securities outstanding.

Interest income on investments and interest-bearing deposits increased $32,000, or 6.1%, during the current three-month period, as compared to the same period in 1999, as a result of an increase in the average balance of interest-earning assets from year to year.

Interest expense on deposits and borrowings increased by $284,000, or 9.6%, for the three month period ended September 30, 2000 over the comparable period in 1999. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities year to year.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $22,000 provision for losses on loans during the three months ended September 30, 2000. The provision for losses on loans was recorded based upon growth in the loan portfolio, management's assessment of the risk inherent in the loan portfolio and management's assessment of the collateral securing non-performing loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on non-performing assets in the future.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999 (continued)

Other Income

Other income totaled $259,000 for the three months ended September 30, 2000, an increase of $92,000 or 55.1%, over the comparable 1999 period. This increase was due primarily to the $34,000 increase in gain on sale of loans, coupled with a $58,000, or 34.9%, increase in service fees, charges and other operating income. The increase in service fees related primarily to increased fees on checking accounts and deposit transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased by $108,000, or 5.7%, during the current three-month period compared to the same quarter in 1999. Employee compensation and benefits increased by $73,000, or 7.5%, during the three months ended September 30, 2000 as compared to the same period in 1999. Occupancy and equipment decreased by $41,000, or 10.5%, over the same period. Federal deposit insurance premiums decreased by $52,000, or 78.8%. Other operating expense decreased by $73,000, or 19.0%. The increase in employee compensation and benefits was due primarily to an increase in staffing levels year to year, coupled with normal merit increases. The decrease in federal deposit insurance premiums was due to a premium rate reduction implemented in 2000. The decreases in occupancy and equipment and other operating expenses primarily reflect the effects of a cost containment program instituted by management during the quarter.

Federal Income Taxes

The provision for federal income taxes amounted to $191,000 for the three months ended September 30, 2000, an increase of $33,000, or 20.9%, as compared to the same period in 1999. The increase was due primarily to the $95,000, or 20.6%, increase in pre-tax earnings year to year. The effective tax rates for the three months ended September 30, 2000 and 1999 were 34.4% and 34.3%, respectively.

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

         Not applicable


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits:
           27 Financial Data Schedule for the six month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 10, 2000                   By: /s/Charles F. Finn
       -----------------                       --------------------------
                                                 Charles F. Finn
                                                 Chairman and President





Date:  November 10, 2000                   By: /s/Todd Tappel
      ------------------                       --------------------------
                                                 Todd Tappel
                                                 Chief Financial Officer