Form 10QSB
period 2000-12-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2001-02-13
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 2000
                               -----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United States                                                 31-1557791
---------------------                                -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

151 North Market Street
Wooster, Ohio                                                    44691
------------------                                           -------------
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

Yes   X                                                  No
     ---                                                     ---

As of February 7, 2001, the latest practicable date, 2,584,293 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












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

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                            December 31,      March 31,
         ASSETS                                                                                     2000           2000
Cash and due from banks                                                                         $  2,954       $  2,502
Federal funds sold                                                                                 2,800          3,475
Interest-bearing deposits in other financial institutions                                          8,432          8,332
                                                                                                 -------        -------
         Cash and cash equivalents                                                                14,186         14,309

Certificates of deposit in other financial institutions                                              700          4,000
Investment securities held to maturity - at amortized cost, approximate market value of $22,070 and $22,634 as of December 31, 2000
  and March 31, 2000, respectively                                                                22,148         23,199
Mortgage-backed securities available for sale - at market                                          3,006          3,450
Mortgage-backed securities held to maturity - at cost, approximate market value of $5,886 and $6,938 as of December 31, 2000
  and March 31, 2000, respectively                                                                 5,947          7,046
Loans receivable - net                                                                           244,499        237,095
Loans held for sale - at lower of cost or market                                                     848            317
Real estate acquired through foreclosure                                                              26             90
Office premises and equipment - at depreciated cost                                                8,479          8,160
Federal Home Loan Bank stock - at cost                                                             3,449          3,160
Accrued interest receivable on loans                                                               1,328          1,255
Accrued interest receivable on mortgage-backed securities                                             55             60
Accrued interest receivable on investments and interest-bearing deposits                             457            354
Prepaid expenses and other assets                                                                  1,057          1,390
Prepaid federal income taxes                                                                         157            184
                                                                                                 -------        -------

         Total assets                                                                           $306,342       $304,069
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $268,285       $264,952
Advances from the Federal Home Loan Bank                                                          10,000         12,000
Advances by borrowers for taxes and insurance                                                      1,469            777
Accrued interest payable                                                                              36            228
Accounts payable on mortgage loans serviced for others                                               171            100
Other liabilities                                                                                    713            516
Deferred federal income taxes                                                                        461            375
                                                                                                 -------        -------

         Total liabilities                                                                       281,135        278,948

Stockholders' equity
  Common stock (20,000,000  shares of $1.00 par value authorized;  2,638,335 and
   2,632,229 shares issued at December 31, 2000
    and March 31, 2000, respectively)                                                              2,638          2,632
  Additional paid-in capital                                                                      14,423         14,393
  Retained earnings - substantially restricted                                                     8,968          8,777
  Less 45,542 and 33,214 shares, respectively, of treasury stock - at cost                          (833)          (645)
  Accumulated comprehensive income (loss), unrealized gains (losses) on
    securities available for sale, net of related tax effects                                         11            (36)
                                                                                                 -------        -------

         Total stockholders' equity                                                               25,207         25,121
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $306,342       $304,069
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                           Nine months                   Three months
                                                                              ended                          ended
                                                                           December 31,                  December 31,
                                                                       2000           1999            2000         1999
Interest income
  Loans                                                             $13,952        $13,346          $4,707       $4,558
  Mortgage-backed securities                                            449            442             137          166
  Investment securities                                               1,119            681             362          287
  Interest-bearing deposits and other                                   563            899             182          271
                                                                     ------         ------           -----        -----
         Total interest income                                       16,083         15,368           5,388        5,282

Interest expense
  Deposits                                                            9,370          8,479           3,202        2,960
  Borrowings                                                            360            371             119          117
                                                                     ------         ------           -----        -----
         Total interest expense                                       9,730          8,850           3,321        3,077
                                                                     ------         ------           -----        -----

         Net interest income                                          6,353          6,518           2,067        2,205

Provision for losses on loans                                            75             82               2           38
                                                                     ------         ------           -----        -----

         Net interest income after provision
           for losses on loans                                        6,278          6,436           2,065        2,167

Other income
  Gain on sale of loans                                                 102             32              47           11
  Gain on sale of office premises and equipment                           7             -                7           -
  Service fees, charges and other operating                             657            535             235          200
                                                                     ------         ------           -----        -----
         Total other income                                             766            567             289          211

General, administrative and other expense
  Employee compensation and benefits                                  3,079          2,872             970          977
  Occupancy and equipment                                               906          1,068             229          337
  Federal deposit insurance premiums                                     48            155              16           54
  Franchise taxes                                                       200            266              75           88
  Other operating                                                     1,220          1,203             468          461
                                                                     ------         ------           -----        -----
         Total general, administrative and other expense              5,453          5,564           1,758        1,917
                                                                     ------         ------           -----        -----

         Earnings before income taxes                                 1,591          1,439             596          461

Federal income taxes
  Current                                                               425            489              77          180
  Deferred                                                              116             -              124          (24)
                                                                     ------         ------           -----        -----
         Total federal income taxes                                     541            489             201          156
                                                                     ------         ------           -----        -----

         NET EARNINGS                                               $ 1,050        $   950          $  395       $  305
                                                                     ======         ======           =====        =====

         EARNINGS PER SHARE                                            $.40           $.37            $.15         $.12
                                                                        ===            ===             ===          ===
           Basic
           Diluted                                                     $.40           $.36            $.15         $.12
                                                                        ===            ===             ===          ===

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        (In thousands, except share data)

                                                                                 Nine months             Three months
                                                                                     ended                   ended
                                                                                 December 31,            December 31,
                                                                                2000       1999         2000       1999
Net earnings                                                                  $1,050       $950         $395       $305

Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) on securities, net of
    taxes (benefits) of $24, $(38), $11 and $(13) during the
    respective periods                                                            47        (73)          22        (25)
                                                                               -----        ---          ---        ---

Comprehensive income                                                          $1,097       $877         $417       $280
                                                                               =====        ===          ===        ===

Accumulated comprehensive income (loss)                                       $   11       $(71)        $ 11       $(71)
                                                                               =====        ===          ===        ===

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,050           $   950
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             15                14
    Amortization of deferred loan origination fees                                               (112)             (414)
    Depreciation and amortization                                                                 222               535
    Gain on sale of office premises and equipment                                                  (7)               -
    Loans originated for sale in the secondary market                                          (7,147)           (2,688)
    Proceeds from sale of loans                                                                 6,663             4,262
    (Gain) loss on sale of loans                                                                  (47)               11
    Provision for losses on loans                                                                  75                82
    Federal Home Loan Bank stock dividends                                                       (186)             (160)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (73)              (94)
      Accrued interest receivable on mortgage-backed securities                                     5               (25)
      Accrued interest receivable on investments and interest-bearing deposits                   (103)             (100)
      Prepaid expenses and other assets                                                           333               795
      Accrued interest payable                                                                   (192)             (178)
      Accounts payable on mortgage loans serviced for others                                       71                23
      Other liabilities                                                                           197               128
      Federal income taxes
        Current                                                                                    27              (133)
        Deferred                                                                                  116                -
                                                                                               ------            ------
          Net cash provided by operating activities                                               907             3,008

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                                -            (11,500)
  Proceeds from sale of land                                                                      242                -
  Proceeds from maturity of investment securities                                               1,062             2,074
  Purchase of mortgage-backed securities                                                       (1,000)           (6,985)
  Principal repayments on mortgage-backed securities                                            2,534             3,506
  Loan principal repayments                                                                    26,371            32,224
  Loan disbursements                                                                          (33,738)          (52,349)
  Purchase of office premises and equipment - net                                                (776)           (1,235)
  Proceeds from sale of real estate acquired through foreclosure                                   64                 5
  Decrease in certificates of deposit in other financial institutions                           3,300             2,000
  Purchase of Federal Home Loan Bank stock                                                       (103)               -
                                                                                               ------            ------
          Net cash used in investing activities                                                (2,044)          (32,260)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                          (1,137)          (29,252)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                   2000            1999
         Net cash used in operating and investing activities
           (balance brought forward)                                                            $(1,137)       $(29,252)

  Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                3,333          31,923
  Proceeds from Federal Home Loan Bank advances                                                  11,000              -
  Repayment of Federal Home Loan Bank advances                                                  (13,000)         (1,000)
  Advances by borrowers for taxes and insurance                                                     692             646
  Proceeds from exercise of stock options                                                            36              12
  Dividends paid on common stock                                                                   (859)           (592)
  Purchase of treasury shares                                                                      (188)           (163)
                                                                                                 ------         -------
          Net cash provided by financing activities                                               1,014          30,826
                                                                                                 ------         -------

Net increase (decrease) in cash and cash equivalents                                               (123)          1,574

Cash and cash equivalents at beginning of period                                                 14,309          16,245
                                                                                                 ------         -------

Cash and cash equivalents at end of period                                                      $14,186        $ 17,819
                                                                                                 ======         =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                        $   460        $    396
                                                                                                 ======         =======

    Interest on deposits and borrowings                                                         $ 9,922        $  9,028
                                                                                                 ======         =======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                              $    47        $    (73)
                                                                                                 ======         =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                           $    55        $     43
                                                                                                 ======         =======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended December 31, 2000 and 1999


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank") and its subsidiary, Village Savings Bank, F.S.B. ("Village"), together referred to as "the Banks".

         All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                         Wayne Savings Bancshares, Inc.

         For the three and nine months ended December 31, 2000 and 1999


3.       Earnings Per Share (continued)

         For the nine months ended December 31,                 2000                  1999
         Weighted average common shares
           outstanding (basic)                             2,601,692             2,602,783

         Dilutive effect of assumed exercise
           of stock options                                   13,523                18,781
                                                           ---------             ---------

         Weighted average common shares
           outstanding (diluted)                           2,615,215             2,621,564
                                                           =========             =========


         For the three months ended December 31,                2000                  1999

         Weighted average common shares
           outstanding (basic)                             2,596,948             2,600,929
         Dilutive effect of assumed exercise
           of stock options                                   13,305                18,683
                                                           ---------             ---------
         Weighted average common shares
           outstanding (diluted)                           2,610,253             2,619,612
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

                         Wayne Savings Bancshares, Inc.

      For the three and nine month periods ended December 31, 2000 and 1999


4.       Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from March 31, 2000 to December 31,
2000

At December 31, 2000, the Company had total assets of $306.3 million, an increase of $2.3 million, or 0.7%, over March 31, 2000. The increase in assets was funded primarily by a $3.3 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $37.0 million at December 31, 2000, a decrease of approximately $4.5 million, or 10.8%, from March 31, 2000 levels. During the nine-month period ended December 31, 2000, maturities of investment securities amounted to $1.1 million, while certificates of deposit in other financial institutions decreased by $3.3 million. Regulatory liquidity approximated 15.7% at December 31, 2000, compared to 17.9% at March 31, 2000.

Mortgage-backed securities totaled $9.0 million at December 31, 2000, a $1.5 million, or 14.7%, decrease from March 31, 2000 levels. Principal repayments totaled $2.5 million during the 2000 nine-month period, which were partially offset by purchases of mortgage-backed securities totaling $1.0 million.

Loans receivable totaled $245.3 million at December 31, 2000, an increase of approximately $7.9 million, or 3.3%, over the March 31, 2000 total. This increase resulted from loan disbursements of $40.9 million, which were partially offset by principal repayments of $26.4 million and sales of $6.6 million. The growth in loans receivable was comprised primarily of loans secured by one-to-four family residential real estate. The allowance for loan losses totaled $656,000 at December 31, 2000, as compared to $793,000 at March 31, 2000. The decline in the allowance for loan losses resulted from charge-offs of loans totaling $212,000, which included a charge-off of $178,000 related to an impaired loan participation secured by a hotel property. Nonperforming loans, which consisted primarily one- to four-family loans at December 31, 2000, totaled $437,000 at December 31, 2000 and $200,000 at March 31, 2000. The
allowance for loan losses totaled 150.1% and 396.5% of nonperforming loans at December 31, 2000 and March 31, 2000, respectively. Although management believes that the Company's allowance for loan losses at December 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits totaled $268.3 million at December 31, 2000, an increase of $3.3 million, or 1.3%, over the March 31, 2000 level. The increase in deposits was primarily attributable to growth achieved at the newer office locations, coupled with management's continuing efforts to achieve deposit growth through marketing and business strategies.

The Banks are subject to capital standards, which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 2000, both Wayne Savings' and Village's regulatory capital exceeded all minimum capital requirements.

                         Wayne Savings Bancshares, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2000 and 1999

General

Net earnings totaled $1.1 million for the nine months ended December 31, 2000, as compared to net earnings of $950,000 for the same period in 1999, an increase of $100,000, or 10.5%. The increase in net earnings resulted primarily from an increase of $199,000 in other income and a decrease in general, administrative and other expense of $111,000, which were partially offset by a decrease in net interest income of $165,000 and a $52,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $14.4 million for the nine months ended December 31, 2000, an increase of $613,000, or 4.4%, over the same period in 1999. The increase can be primarily attributed to a $14.3 million, or 6.0%, increase in the average balance of loans and mortgage-backed securities outstanding, which was partially offset by a decrease in the average yield year to year.

Interest on investments and interest-bearing deposits increased by $102,000, or 6.5%, during the nine months ended December 31, 2000, as compared to the same period in 1999, as a result of a 10.3% increase in the average balance from $34.3 million to $37.9 million, which was partially offset by a decrease in the average yield.

Interest expense on deposits and borrowings totaled $9.7 million for the nine months ended December 31, 2000, an increase of $880,000, or 9.9%, over the same period in 1999. The increase can be primarily attributed to a $15.4 million, or 5.9%, increase in the average balance of interest-bearing liabilities, coupled with an approximate 17 basis point increase in the cost of funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $165,000, or 2.5%, during the nine months ended December 31, 2000, as compared to the same period in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The provision for losses on loans is recorded based upon management's assessment of the risk inherent in the loan portfolio. As a result of such analysis, management recorded a $75,000 provision for losses on loans during the nine months ended December 31, 2000, a decrease of $7,000, or 8.5%, from the comparable 1999 period. The reduction in the Company's provision during the current period was influenced by the continuing decline in the outstanding balance of the nonresidential loan portfolio. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2000 and 1999 (continued)

Other Income

Other income totaled $766,000 for the nine months ended December 31, 2000, an increase of $199,000, or 35.1%, over the comparable 1999 period. This increase was due primarily to a $70,000, or 218.8%, increase in gain on sale of loans and a $122,000, or 22.8%, increase in service fees, charges and other income. The increase in the gain on sale of loans resulted primarily from an increase in sales volume of approximately $2.3 million, or 54.8%, year to year. The increase in service fees, charges and other operating income was comprised primarily of increases in service charges on checking accounts and deposit transactions.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.5 million for the nine months ended December 31, 2000, a decrease of $111,000, or 2.0%, compared to the 1999 nine-month period, due primarily to a $107,000, or 69.0%, decrease in federal deposit insurance premiums, a $162,000, or 15.2%, decrease in occupancy and equipment and a $66,000, or 24.8%, decrease in franchise taxes, which were partially offset by an increase of $207,000, or 7.2%, in employee compensation and benefits. The decrease in federal deposit insurance premiums was due to a decrease in premium rates year to year. The decrease in occupancy equipment was due primarily to a reduction in depreciation expense year to year. The decrease in franchise taxes was due to a reduction in tax rates. The increase in employee compensation and benefits was due primarily to an increase in staffing levels and normal merit increases for existing employees.

Federal Income Taxes

The provision for federal income taxes amounted to $541,000 for the nine months ended December 31, 2000, an increase of $52,000, or 10.6%, as compared to the same period in 1999. The increase resulted primarily from a $152,000, or 10.6%, increase in pretax earnings year to year. The effective tax rate for each of the nine month periods ended December 31, 2000 and 1999 was 34.0%.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2000 and 1999

General

Net earnings totaled $395,000 for the three months ended December 31, 2000, as compared to net earnings of $305,000 for the same period in 1999, an increase of $90,000, or 29.5%. The increase in net earnings resulted primarily from an increase of $78,000 in other income, a decrease of $159,000 in general, administrative and other expense and a $36,000 decrease in the provision for losses on loans, which were partially offset by a decrease of $138,000 in net interest income and a $45,000 increase in the provision for federal income taxes.

                         Wayne Savings Bancshares, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2000 and 1999 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities increased by $120,000, or 2.5%, for the three months ended December 31, 2000 over the same period in 1999. The increase can be primarily attributed to an increase in the average balance of loans and mortgage-backed securities outstanding, partially offset by a decrease in the average yield year to year.

Interest on investments and interest-bearing deposits decreased $14,000, or 2.5%, during the current three-month period, as compared to the same period in 1999, as a result of a decrease in the average balance of interest-earning assets outstanding year to year, coupled with a decrease in the average yield.

Interest expense on deposits and borrowings increased by $244,000, or 7.9%, for the three month period ended December 31, 2000, over the comparable period in 1999. The increase can be primarily attributed to an increase in the average balance of interest-bearing liabilities outstanding year to year, coupled with an increase in the cost of funds from period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management. Management recorded a $2,000 provision for losses on loans during the three months ended December 31, 2000, a decrease of $36,000 from the same period in 1999. The reduction in the provision during the 2000 quarter generally reflects management's assessment of lower risk in the loan portfolio as nonperforming nonresidential loans declined significantly in the current period. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income totaled $289,000 for the three months ended December 31, 2000, an increase of $78,000 or 37.0%, over the comparable 1999 period. This increase was due primarily to the $36,000, or 327.3%, increase in gain on sale of loans, coupled with a $35,000, or 17.5%, increase in service fees, charges and other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.8 million for the three months ended December 31, 2000, a decrease of $159,000, or 8.3%, from the comparable 1999 period. Occupancy and equipment decreased by $108,000, or 32.0%, due to a decrease in depreciation expense year to year. The decline in depreciation expense is primarily attributable to assets reaching the end of their depreciable lives during the current fiscal year. Federal deposit insurance premiums decreased by $38,000, or 70.4%, due to a decrease in premium rates year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $201,000 for the three months ended December 31, 2000 as compared to $156,000 for the same period in 1999. The effective tax rates for the three months ended December 31, 2000, and 1999 were 33.7% and 33.8%, respectively.

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

         Form 8-K:         None

         Exhibits:         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 12, 2001                       By: /s/Charles F. Finn
         -----------------------                     --------------------------
                                                       Charles F. Finn
                                                       Chairman and President





Date:    February 12, 2001                       By: /s/Todd J. Tappel
         -----------------------                     --------------------------
                                                       Todd J. Tappel
                                                        Chief Financial Officer