Form 10KSB
period 2001-03-31
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2001-06-27
CIK 1036030

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______________ to ______________________

                           Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

             Federal                                           31-1557791
             -------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 151 North Market Street, Wooster, Ohio                          44691
----------------------------------------                         -----
(Address of Principal Executive Offices)                       Zip Code

                                 (330) 264-5767
                         (Registrant's telephone number)

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
YES   X   NO       .
    -----    ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

         The issuer's revenues for the fiscal year ended March 31, 2001, were $22.5 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq SmallCap Market on June 15, 2001, was approximately $16.1 million. This amount excludes shares held by Wayne Savings Bankshares, M.H.C., and the Registrant's directors and senior officers. As of June 1, 2001, there were issued and outstanding 2,571,093 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2001 (Parts II and III).

2.   Proxy  Statement for the 2001 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I

ITEM 1. Business
----------------

General

         Wayne Savings Bancshares, Inc.

         Wayne Savings Bancshares, Inc. (the "Company") is a federal corporation which was organized on August 5, 1997. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On November 25, 1997, the
Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At March 31, 2001, the Company had total assets of $311.8 million, total deposits of $277.7 million, and stockholders' equity of $25.3 million.

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

         Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of such nationally known companies as Rubbermaid Incorporated, J.M. Smucker Company (located in the City of Orrville) and the Wooster Brush Company. It is also the home of many industrial plants, including those of Packaging Corporation of America, Morton Salt, Bell and Howell Micro Photo Division, FritoLay, Inc., and The Gerstenslager Company. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates four full-service offices in Wooster and one full-service office in Rittman.

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

         The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2001, approximately $72.1 million, or 27.5%, of the Company's total loans and mortgage-backed securities, due after March 31, 2001, consisted of loans or securities with adjustable interest rates.

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

                                                                     At March 31,
                                      --------------------------------------------------------------------------
                                               2001                      2000                      1999
                                      ----------------------    ----------------------    ----------------------
                                          $            %             $            %            $            %
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Mortgage loans:
  One- to four-family residential(1)  $ 215,464       85.00%    $ 211,222        86.72%   $ 187,638        84.82%
  Residential construction loans....      7,078        2.79         4,035         1.66        7,668         3.47
  Multi-family residential..........      9,039        3.56         8,028         3.30        7,086         3.20
  Non-residential real estate/land(2)     7,525        2.97         6,068         2.49        5,610         2.53
                                      ---------    --------     ---------    ---------    ---------     --------
    Total mortgage loans............    239,106       94.32       229,353        94.17      208,002        94.02
Other loans:
  Consumer loans....................      9,630        3.80         9,041         3.71        8,415         3.80
  Commercial business loans.........      4,765        1.88         5,168         2.12        4,810         2.18
                                      ---------    --------     ---------    ---------    ---------     --------
  Total other loans.................     14,395        5.68        14,209         5.83       13,225         5.98
                                      ---------    --------     ---------    ---------    ---------     --------
  Total  loans  beforenet items.....    253,501      100.00%      243,562       100.00%     221,227       100.00%
                                                   ========                  =========                  ========
Less:
  Loans in process..................      4,764                     4,136                     4,600
  Deferred loan origination fees....      1,463                     1,538                     1,855
  Allowance for loan losses.........        655                       793                       678
                                      ---------                 ---------                 ---------
    Total loans receivable, net.....  $ 246,619                 $ 237,095                 $ 214,094
                                      =========                 =========                 =========
Mortgage-backed securities, net(3)..  $   8,613                 $  10,496                 $   7,230
                                      =========                 =========                 =========

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $15.7 million, $11.1 million and $8.7 million, as of March 31, 2001, 2000 and 1999, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.
(2) Includes land loans of $923,000, $949,000 and $951,000 as of March 31, 2001, 2000 and 1999, respectively.
(3)  Includes mortgage-backed securities designated as available for sale.

         Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 2001, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                       One          Three          Five            Ten          Beyond
                                        Within       Through       Through        Through        Through        Twenty
                                       One Year    Three Years    Five Years     Ten Years     Twenty Years      Years        Total
                                       --------    -----------    ----------     ---------     ------------      -----        -----
                                                                              (In Thousands)
Mortgage loans(1):
  One to four family residential:
    Adjustable.......................$  49,926    $     549       $     --      $      --       $     --      $      --     $ 50,475
    Fixed............................    2,269        1,239          1,476         16,075         61,967         83,834      166,860
Multi-family residential
  and nonresidential:
    Adjustable.......................   12,498        1,555             --             --             --             --       14,053
    Fixed............................    1,010          682            645            123             --             51        2,511
Second Mortgage Loans(2).............        6           60            223          1,483             --             --        1,772
Commercial...........................    3,936           23             62            744             --             --        4,765
Consumer(3)..........................    3,353        1,366          2,584            483             --             --        7,786
                                     ---------    ---------       --------      ---------       --------      ---------    ---------
Total loans..........................$  72,998    $   5,474       $  4,990      $  18,908       $ 61,967      $  83,885    $ 248,222
=========                            =========    =========      =========      =========       ========      =========    =========
Mortgage-backed securities(4)........$      --    $   1,169       $    986      $   6,327       $     --      $      --    $   8,482
                                     =========    =========       ========      =========       ========      =========    =========
-----------------------------

(1) Amounts shown are net of loans in process of $4.8 million. Does not include loans held for sale, nor $443,000 of non-performing loans.
(2)  This  total  does  not  include  equity  loans   collateralized  by  second
     mortgages.
(3)  Amounts shown are net of non-performing loans of $72,000.
(4) Includes mortgage-backed securities available for sale. Does not include premiums of $102,000, discounts of $24,000 and unrealized gains of $53,000.

         The following table sets forth at March 31, 2001 the dollar amount of all fixed rate and adjustable rate loans due after March 31, 2002.

                                                          Fixed            Adjustable            Total
                                                     --------------      -------------       -------------
                                                                           (In Thousands)
Mortgage loans(1):
  One- to four-family residential...................   $  165,452          $   50,458          $  215,910
  Multi-family residential and nonresidential.......          567              14,049              15,551

Other loans:
  Commercial business...............................          829               2,423               3,252
  Consumer..........................................        6,746               2,095               8,841
                                                       ----------          ----------          ----------
    Total loans.....................................   $  173,594          $   69,025          $  243,554
                                                       ==========          ==========          ==========

Mortgage-backed securities(2).......................   $    2,861          $    5,621          $    8,482
                                                       ==========          ==========          ==========

-----------------------------

(1)  Includes loans held for sale.
(2)  Includes mortgage-backed securities available for sale.


         One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the
Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2001, the Company had $199.7 million, or 78.8%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

         The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including, but not limited to, the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's secondary market activities over the past three years have been limited to sales of $9.2 million, $6.4 million and $15.9 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Such sales generally constituted current period originations. Mortgage loans held for sale at March 31, 2001, 2000 and 1999 totaled $861,000, $317,000 and
$1.6 million, respectively.

         The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 2001, the Company's ARM portfolio increased by $7,432, or 13.0%.

         The Company offers two ARM loan products. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 5% on total rate increases or decreases over the life of the loan. The index on the treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year. The treasury ARM loan has an initially discounted rate of 1% below the current index, plus margin. However, these loans are underwritten at the fully-indexed interest rate. The cost of fund ARM loan adjusts annually and has periodic and lifetime interest rate caps of 1% and 3%, respectively. The index is the Ohio Cost of Funds from SAIF Insured Savings Associations, which index is published quarterly by the OTS. The initial interest rate on cost of fund ARM loans is not discounted. In the past, the Company has used different indices for ARM loans, such as the National Average Contract Rate for Previously Occupied Homes and the National Average Cost of Funds. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. One- to four-family residential ARM loans totaled $50.5 million, or 19.9%, of the Company's total loan portfolio at March 31, 2001.

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

         The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Association and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2001, the Company's equity loan portfolio totaled $16.1 million, or 7.5%, of its one- to four-family mortgage loan portfolio.

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

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Company's lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. However, the Company makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For 15 year fixed rate ARM loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, 90.01% to 95%, and 95.01%
to 97%, the Company requires the first 6%, 12%, 25% and 30%, respectively, of the loan to be covered by private mortgage insurance. For 30 year fixed rate loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, and 90.01% to 97%, the Company requires the first 12%, 25%, and 30%, respectively, of the loan to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as title insurance regarding good title, on all properties securing real estate loans made by the Company and flood insurance, where applicable.

         Multi-Family Residential Real Estate Loans. In recent years, the Company has significantly reduced its originations of multi-family real estate loans. Loans secured by multi-family real estate constituted approximately $9.0 million, or 3.6%, of the Company's total loan portfolio at March 31, 2001. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2001, 82.0% of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2001, the Company's multi-family real estate loans had an average balance of $242,000, and the largest multi-family real estate loan had a principal balance of $1.2 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans; however, the Company's policies do not preclude such lending.

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

         Non-Residential Real Estate and Land Loans. The Company also has reduced significantly its non-residential real estate loan originations in recent years. Loans secured by non-residential real estate constituted approximately $6.6 million, or 2.6%, of the Company's total loan portfolio at March 31, 2001. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2001, 90.2% of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2001, the Company's non-residential loans had an average balance of $150,000 and the largest non-residential real estate loan had a principal balance of $1.1 million. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans; however, the Company's policies do not preclude such lending.

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

         The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $923,000 at March 31, 2001.

         Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2001, the Company had $7.1 million, or 2.8%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

         Commercial Loans. Commercial loans totaled $4.8 million, or 1.9% of the Company's total loan portfolio at March 31, 2001. The Company does not emphasize commercial lending, but evaluates and meets the needs of its customer base.

         Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

         As of March 31, 2001, consumer loans totaled $9.6 million, or 3.8%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are fixed rate and fixed term second mortgage loans, auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2001, second mortgage loans totaled $1.6 million, or 16.6%, of consumer loans.

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

         Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "--Classification of Assets" for information regarding the Company's loan loss experience and reserve policy.

         Mortgage-Backed Securities. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, decreased from $10.5 million at March 31, 2000 to $8.6 million at March 31, 2001.

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

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $250,000 must be approved by the Chief Lending Officer. The Chief Executive Officer can approve loans up to $300,000, and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that management's approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2001, the Company had commitments to originate $5.1 million of loans.

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

         Although in the past the Company has purchased loans originated by other lenders, the Company has not purchased any such loans in at least 10 years. At March 31, 2001, 0.4% of all loans in the Company's portfolio were purchased from others and the majority of such loans were collateralized by properties located in Ohio.

         Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Company's loan origination, purchase and sales activity for the periods indicated.

                                                                                At March 31,
                                                              ------------------------------------------------
                                                                   2001             2000              1999
                                                              -------------     -------------    -------------
                                                                                (In Thousands)
Total loans receivable, net at beginning of period........    $  237,095        $ 214,094        $   206,685
Loans originated:
   One- to four-family residential(1).....................        60,192           52,485             59,578
   Multi-family residential(2)............................         2,803              549              1,930
   Non-residential real estate/land.......................         4,255              223                179
   Consumer loans.........................................         6,854            7,498              6,498
   Commercial loans.......................................         1,611            4,194              3,681
                                                              ----------        ---------        -----------
      Total loans originated..............................        75,715           64,949             71,866
Loans sold:
   Whole loans............................................        (9,185)          (6,425)           (15,860)
                                                              ----------        ---------        -----------
      Total loans sold....................................        (9,185)          (6,425)           (15,860)

Mortgage loans transferred to REO.........................           (98)             (64)               (58)
Loan repayments...........................................       (56,478)         (37,106)           (48,814)
Other loan activity, net..................................          (430)           1,647                275
                                                              ----------        ---------        -----------
      Total loans receivable, net at end of period........    $  246,619        $ 237,095        $   214,094
                                                              ==========        =========        ===========

Mortgage-backed securities at beginning of period.........    $   10,496        $   7,230        $     4,275
Mortgage-backed securities purchased......................         2,025            8,030              6,576
Principal repayments and other activity...................        (3,908)          (4,764)            (3,621)
                                                              ----------        ---------        -----------
      Mortgage-backed securities at end of period.........    $    8,613        $  10,496        $     7,230
                                                              ==========        =========        ===========

--------------------------

(1) Includes loans to finance the construction of one- to four-family residential properties, and loans disbursed for sale in the secondary market.
(2) Includes loans to finance the sale of real estate acquired through foreclosure.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2001, the Company had $1.5 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

         The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $891,000, $720,000 and $682,000, for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2001, the Company's largest real estate related borrower had an aggregate principal outstanding balance of $3.4 million. The Company had no loans at March 31, 2001 that exceeded the loans to one borrower regulations.

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

         At March 31, 2001, the Company had non-performing assets of $639,000 and a ratio of non-performing assets to total assets of 0.20%. At March 31, 2000 and 1999, the Company had non-performing assets of $290,000 and $321,000, respectively. The Company's levels of non-performing assets during the three year period ended March 31, 2001 were below peer group averages.

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

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                             (Dollars in Thousands)
Non-accrual loans:
   Mortgage loans:
      Permanent loans secured by one- to four-family dwelling units  $    443       $     170      $     224
      All other mortgage loans..................................           --              --             --
   Non-mortgage loans:
      Commercial................................................           --              --             --
      Consumer..................................................           72              30             12
                                                                     --------       ---------      ---------
Total non-accrual loans.........................................          515             200            236
Accruing loans 90 days or more delinquent.......................           --              --             44
                                                                     --------       ---------      ---------
Total non-performing loans......................................          515             200            280
Total real estate owned(1)......................................          124              90             41
                                                                     --------       ---------      ---------
Total non-performing assets.....................................     $    639       $     290      $     321
                                                                     ========       =========      =========
Total non-performing loans to net loans receivable..............          .21%            .08%           .13%
Total non-performing loans to total assets......................          .17%            .07%           .10%
Total non-performing assets to total assets.....................          .20%            .10%           .12%

--------------------------------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

         During the year ended March 31, 2001, gross interest income of $12,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period.

         The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Company's portfolio at the dates indicated.

                                                         At March 31,
                                           -----------------------------------------
                                              2001           2000            1999
                                           -----------    -----------    -----------
                                                     (Dollars in Thousands)
Loans past due 60-89 days...............   $  2,536       $   1,539      $   1,710
Loans past due 90 days or more..........        515             200            280
                                           --------       ---------      ---------
   Total past due 60 days or more.......   $  3,051       $   1,739      $   1,990
                                           ========       =========      =========

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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                   At March 31,
                                     -----------------------------------------
                                        2001           2000            1999
                                     -----------    -----------    -----------
                                               (Dollars in Thousands)

Substandard assets(1).............   $    569       $     290      $     206
Doubtful assets...................         --              --             --
Loss assets.......................         --              --              8
                                     --------       ---------      ---------
   Total classified assets........   $    569       $     290      $     214
                                     ========       =========      =========
-----------------------------
(1)  Includes REO.

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

         During fiscal years ended March 31, 2001, 2000 and 1999, the Company added $96,000, $120,000 and $64,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $655,000, $793,000 and $678,000, at March 31, 2001, 2000 and 1999, respectively. The Company bases the provision for loan loss on several factors, including loan volume, portfolio mix, delinquencies, etc. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                              (Dollars in Thousands)
Loans receivable, net...........................................     $246,619       $ 237,095      $ 214,094
Average loans receivable, net...................................      245,624         229,845        209,178
Allowance balance (at beginning of period)......................          793             678            721
Provision for losses:
   Mortgage.....................................................           --              --             --
   Non-mortgage.................................................           --              --             --
   General......................................................           96             120             64
(Charge-offs) Recoveries:
   Mortgage.....................................................           --              --           (108)
   Non-Mortgage.................................................         (234)             (5)             1
                                                                     --------       ---------      ---------
Allowance balance (at end of period)............................     $    655       $     793      $     678
                                                                     ========       =========      =========
Allowance for loan losses as a percent of loans receivable,
   net at end of period.........................................          .27%            .33%           .32%
Net loans charged off as a percent of average loans receivable, net       .10%             --%           .05%
Ratio of allowance for loan losses to total
   non-performing assets at end of period.......................       102.50%         273.45%        211.21%
Ratio of allowance for loan losses to
   non-performing loans at end of period........................       127.18%         396.50%        242.14%

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

                                                                           At March 31,
                                                 ---------------------------------------------------------------
                                                         2001                  2000                  1999
                                                 --------------------  -------------------   -------------------
                                                           % of Loans            % of Loans            % of Loans
                                                             in Each               in Each               in Each
                                                           Category to           Category to           Category to
                                                  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                                                  ------   -----------  ------   -----------  ------   -----------
                                                                     (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans.......     $  574       87.7%    $  423       88.4%    $  386       88.3%
Multi-family residential loans..............         24        3.6         37        3.3         38        3.2
Consumer and commercial.....................         37        5.7        333        5.8        252        6.0
Non-residential real estate.................         20        3.0         --        2.5          2        2.5
                                                 ------     ------     ------     ------     ------     ------
Total allowance for loan losses.............     $  655      100%      $  793      100.0%    $  678      100.0%
                                                 ======     =====      ======     ======     ======     ======

Investment Activities

         The Company's investment portfolio is comprised of investment securities and certificates of deposit in other financial institutions. The carrying value of the Company's investment securities totaled $19.3 million at March 31, 2001, compared to $27.2 million at March 31, 2000, a decrease of $7.9 million, or 28.9%. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $20.9 million at March 31, 2001 compared to $14.3 million at March 31, 2000, an increase of $6.6 million, or 46.1%.

         The Company is required under federal regulations to maintain liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation--Liquidity Requirements" below and Item 7. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

                                                                                                At March 31,
                                                                --------------------------------------------------------------------
                                                                          2001                      2000                  1999
                                                                -----------------------     -------------------   ------------------
                                                                Carrying        Market       Carrying    Market    Carrying   Market
                                                                  Value         Value         Value      Value      Value     Value
                                                                ---------     ---------     ---------  --------   --------   -------
                                                                                               (In Thousands)
Investment securities:
  Corporate bonds and notes.................................    $ 3,994       $   4,061     $ 2,987    $ 2,951    $    --    $    --
  U.S. Government and agency securities.....................      9,501           9,567      20,057     19,528     11,666     11,588
  Obligations of state and political subdivisions ..........        146             146         155        155        164        164
  Certificates of deposit in other financial institutions ..      5,700           5,700       4,000      4,000      6,000      6,000
                                                              ---------         -------     -------    -------    -------    -------
Total investment securities.................................     19,341          19,474      27,199     26,634     17,830     17,752
Other Investments:
  Interest-bearing deposits in other financial institutions      12,891          12,891       8,332      8,332     10,410     10,410
  Federal funds sold........................................      6,000           6,000       3,475      3,475      4,295      4,295
  Federal Home Loan Bank stock..............................      3,510           3,510       3,160      3,160      2,919      2,919
                                                                -------       ---------     -------    -------    -------    -------
   Total investments........................................    $41,742       $  41,875     $42,166    $41,601    $35,454    $35,376
                                                                =======       =========     =======    =======    =======    =======

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2001. The Company does not hold any investment securities with maturities in excess of 16 years.

                                                                                At March 31, 2001
                                       ---------------------------------------------------------------------------------------------
                                          One Year or Less         One to Five Years       Five to Ten Years     More than Ten Years
                                       ----------------------   ----------------------  ---------------------   --------------------
                                        Carrying      Average    Carrying     Average   Carrying     Average     Carrying    Average
                                          Value        Yield      Value        Yield      Value       Yield        Value      Yield
                                       ---------     --------   --------     ---------  ---------  ----------   ---------   --------
                                                                             (Dollars in Thousands)

Investment Securities:
   Corporate bonds and notes...........$  1,001          6.56%  $ 2,993         6.46%   $     --         --%    $     --         --%
   U.S. Government and agency..........   3,994          6.04     2,033         5.75       1,998       6.69        1,476       6.40
   Obligations of state and political
     subdivisions..                          --            --        --           --          --         --          146       5.50
   Certificates of deposit in other
     financial institutions               5,700          5.10        --           --          --         --           --         --
                                          -----      --------   -------      -------    --------   --------      -------   --------
     Total investment securities.......$ 10,695          5.59%  $ 5,026         6.11%   $  1,998       6.69%    $  1,622       6.29%
                                       ========      ========   =======      =======    ========   ========     ========   ========


                                                                        At March 31, 2001
                                                       -------------------------------------------------
                                                                        Total Investment
                                                                           Securities
                                                       -------------------------------------------------
                                                         Average                                Weighted
                                                          Life        Carrying      Market       Average
                                                        In Years        Value        Value        Yield
                                                       ---------      ---------    ---------    -------
                                                                     (Dollars in Thousands)
Investment Securities:
   Corporate bonds and notes.......................         1.50      $ 3,994      $ 4,061          6.5%
   U.S. Government and agency......................         5.16        9,501        9,567          6.1
   Obligations of state and political subdivisions.        11.17          146          146          5.5
   Certificates of deposit in other financial
     institutions .................................          .03        5,700        5,700           5.1
                                                      ----------      -------       ------     ---------
     Total investment securities...................         2.93      $19,341      $19,474          5.87%
                                                      ==========      =======      =======     =========

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $6.0 million of advances from the FHLB at March 31, 2001.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area. In past years the Company's total deposits had remained relatively stable, whereas deposit growth the past two fiscal years increased nearly 18%, primarily attributable to the expanded banking locations.

         Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2001, comprised the following:


  Weighted                                                                                                Percentage
   Average                                                                   Minimum                       of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances         Deposits
-------------        ------------        -----------------------------       ------       --------         --------
                                                                                       (In Thousands)
     1.73%               None             NOW Accounts                     $     --      $  33,642           12.11%
     3.18                None             Passbook                               --         54,574           19.65
     3.23                None             Money Market Investor               2,500          8,905            3.21

                                            Certificates of Deposit
                                            -----------------------

     5.51            12 months or less    Fixed term, fixed rate                500         25,494            9.18
     6.03            12 to 24 months      Fixed term, fixed rate                500        101,105           36.41
     5.26            25 to 36 months      Fixed term, fixed rate                500         10,036            3.61
     5.56            36 months or more    Fixed term, fixed rate                500          6,175            2.22
     6.46            Negotiable           Jumbo Certificates                100,000         37,775           13.61
                                                                                         ---------       ---------
                                                                                         $ 277,706          100.00%
                                                                                         =========       =========

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                 Balance at                           Balance at                             Balance at
                                  March 31,       %        Increase    March 31,        %         Increase    March 31,         %
                                    2001      Deposits    (Decrease)     2000        Deposits    (Decrease)     1999        Deposits
                                 ---------   ----------   ----------   ---------    ---------    ----------   --------     ---------
                                                                        (Dollars in Thousands)
NOW accounts...................  $ 33,642       12.11%     $ 2,628     $ 31,014        11.71%    $  6,135     $ 24,879        10.57%
Passbook statement accounts....    54,574       19.65        1,500       53,074        20.03        6,608       46,466        19.75
Money market passbook..........     8,905        3.21       (1,922)      10,827         4.09         (438)      11,265         4.79
Certificates of deposit(1)
    Original maturities of:
    12 months or less..........    25,494        9.18      (16,228)      41,722        15.74        3,909       37,813        16.07
    12 to 24 months............   101,105       36.41       46,764       54,341        20.51       20,340       34,001        14.45
    25 to 36 months............    10,036        3.61      (14,751)      24,787         9.36      (13,909)      38,696        16.44
    36 months or more..........     6,175        2.22       (2,713)       8,888         3.35       (2,532)      11,420         4.85
    Negotiated jumbo...........    37,775       13.61       (2,524)      40,299        15.21        9,512       30,787        13.08
                                 --------    --------      --------     -------      -------     --------     --------     --------
    Total......................  $277,706      100.00%     $12,754     $264,952       100.00%    $ 29,625     $235,327       100.00%
                                 ========    ========      =======     ========      =======     ========     ========     ========

------------------------------
(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $31.8 million, $31.1 million and $31.2 million, as of March 31, 2001, 2000 and 1999, respectively.

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                        Years Ended March 31,
                                      ----------------------------------------------------------------------------------------
                                                  2001                          2000                           1999
                                      ---------------------------   ---------------------------   ----------------------------
                                                Percent  Weighted             Percent  Weighted              Percent  Weighted
                                       Average     of     Average    Average     of     Average    Average      of     Average
                                       Balance  Deposits   Rate      Balance  Deposits   Rate      Balance   Deposits   Rate
                                       -------  --------   ----      -------  --------   ----      -------   --------   ----
                                                                        (Dollars in Thousands)
Noninterest-bearing demand deposits   $  5,684     2.19%   0.00%    $  4,652     1.84%   0.00%    $  4,477      2.01%   0.00%
NOW accounts ......................     25,527     9.82    1.73       23,912     9.48    2.08       16,062      7.21    2.11
Passbook statement accounts .......     45,800    17.62    3.16       45,790    18.15    3.13       40,927     18.38    3.10
Money market passbook .............      9,637     3.71    3.23       11,411     4.52    3.28        9,615      4.32    3.31
Certificates of deposit ...........    173,266    66.66    6.03      166,581    66.01    5.54      151,564     68.08    5.66
                                      --------   ------    ----     --------   ------    ----     --------    ------    ----
    Total deposits ................   $259,914   100.00%   4.87%    $252,346   100.00%   4.57%    $222,645    100.00%   4.72%
                                      ========   ======    ====     ========   ======    ====     ========    ======    ====


         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                           At March 31,
                             -----------------------------------------
                                2001           2000            1999
                             -----------    -----------    -----------
                                       (Dollars in Thousands)
4.01- 6.00%.................  $ 73,177       $ 127,653      $ 120,446
6.01- 8.00%.................   107,408          42,382         29,486
8.01-10.00%.................        --               2          2,785
                              --------       ---------      ---------
   Total....................  $180,585       $ 170,037      $ 152,717
                              ========       =========      =========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at March 31, 2001.

                                             Amount Due
                   ------------------------------------------------------------
                   Less Than       1-2          2-3         After
                   One Year       Years        Years       3 Years       Total
                   --------     ---------    ---------    ---------     -------
Rate                                     (In Thousands)
----

4.01- 6.00%....... $  54,252    $  14,114    $   2,242    $   2,569     $ 73,177
6.01- 8.00%.......    74,792       32,007          170          439      107,408
8.01-10.00%.......        --           --           --           --           --
                   ---------    ---------    ---------    ---------     --------
   Total.......... $ 129,044    $  46,121    $   2,412    $   3,008     $180,585
                   =========    =========    =========    =========     ========

         The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2001.

                        Maturity Period                Certificates of Deposit
                        ---------------                -----------------------
                                                           (In Thousands)

     Three months or less.............................       $  14,204
     Over three months through six months.............           7,315
     Over six months through twelve months............           9,020
     Over twelve months...............................           7,236
                                                             ---------
          Total.......................................       $  37,775
                                                             =========

Borrowings

         Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank and Village may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank and Village. At March 31, 2001, the Company had $6.0 million in advances outstanding.

         The FHLB functions as a central reserve bank providing credit for member savings associations and financial institutions. As members, the Bank and Village are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Company.

                                                    Year Ended March 31,
                                          --------------------------------------
                                              2001         2000          1999
                                          -----------   -----------  -----------
                                                  (Dollars in thousands)
Federal Home Loan Bank advances:
   Maximum month-end balance...........   $   10,000    $    12,000  $   16,000
   Balance at end of period............        6,000         12,000       9,000
   Average balance.....................        7,877          8,596      11,667

Weighted average interest rate on:
   Balance at end of period............         5.54%          5.98%       5.68%
   Average balance for period..........         5.69           5.63        5.75

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

Regulation

         As a state-chartered, SAIF-insured savings association, the Company is subject to examination, supervision and extensive regulation by the OTS, the Ohio Division of Financial Institutions (the "Ohio Division"), and the FDIC. The Bank and Village are members of, and own stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Company also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS and Ohio Division regularly examine the Banks and prepare reports for the consideration of the Company's Board of Directors on any deficiencies that they may find in the Company's operations. The FDIC also examines the Bank and Village in its role as the administrator of the SAIF. The Company's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Company's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, Ohio Division, or Congress, could have a material adverse impact on the Company, the Bank, and Village and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). These federal statutes among other things, (1) limit the types of loans a savings association may make, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, and (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Company.

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

         Qualified Thrift Lender Test. The HOLA requires savings associations to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months.

         A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2001, the Company maintained 97.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2001 the Bank was a "well-capitalized" institution.

         In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations.

         Liquidity. The Company is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in order to operate in a safe and sound manner. The Company's average liquidity ratio for March 2001 was 16.8%.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

Federal Home Loan Bank System

         The Company and Village are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Company was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2001, of $3.5 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged approximately 7.18%, and were 7.25% for the fiscal year ended March 31, 2001. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

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

         Ohio has adopted statutory limitations on the acquisition of control of an Ohio savings and loan association by requiring the written approval of the Ohio Division prior to the acquisition by any person or company, as defined under the Ohio Revised Code, of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or company, either directly, indirectly, or acting in concert with one or more other persons or companies (a) acquires 15% any class of voting stock, irrevocable proxies, or any combination thereof, (b) directs the election of a majority of directors,
(c) becomes the general partner of the savings and loan association, (d) has influence over the management and policies of the savings and loan association,
(e) has the ability to direct shareholder votes, or (f) anything else deemed to be control by the Ohio Division. The Ohio Division's written permission is required when the total amount of control held by the acquiror was less than or equal to 25% control before the acquisition and more than 25% control after the acquisition, or when the total amount of control held by the acquiror was less than 50% before the acquisition and more than 50% after the acquisition. Ohio law also prescribes other situations in which the Ohio Division must be notified of the acquisition even though prior approval is not required. Any person or company, which would include a director, will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors.

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

Holding Company Regulation

         General. The Company and the Mutual Holding Company are non-diversified mutual savings and loan holding companies within the meaning of the HOLA. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company, and Village must notify the OTS 30 days before declaring any dividend to the Bank.

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and OTS regulations, a mutual holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any activity, permissible for financial holding companies under the Bank Holding Company Act; (x) any other activity that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

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

         The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Company was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Company is required generally to recapture into income the portion of its bad debt reserve (other than the supplemental reserve) that exceeds its base year reserves, or approximately $250,000.

         The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. The Bank began recapture of the bad debt reserve during fiscal 1999.

         Retained earnings as of March 31, 2001 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

         The Company's tax returns have been audited or closed without audit through fiscal year 1997.

         Ohio Taxation. The Company files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Company is not currently under audit with respect to its Ohio franchise tax returns.

ITEM 2. Properties
------------------

         The Bank conducts its business through its main office located in Wooster, Ohio, and seven full service branch offices located in four counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at March 31, 2001. The aggregate net book value of the Company's premises and equipment was $8.6 million at March 31, 2001.

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
        North Canton, Ohio 44720

         The Company's accounting and recordkeeping activities are maintained through an in-house data processing system.

ITEM 3. Legal Proceedings
-------------------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.


                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

         The "Stockholder Information" and Common Stock and Related Matters sections of the Company's annual report to stockholders for the fiscal year ended March 31, 2001 (the "2001 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.


ITEM 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. Financial Statements and Supplementary Data
---------------------------------------------------

         The material identified in Item 13(a)(1) hereof is incorporated herein by reference.

ITEM 8.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable

                                    PART III

ITEM 9. Directors and Executive Officers of the Bank
----------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2001 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. Executive Compensation
-------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on From 8-K
-------------------------------------------------------------------------

         (a)(1)  Financial Statements

         The following documents appear in sections of the Company's 2001 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.

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

               (v)  Consolidated Statements of Earnings;

               (vi) Consolidated Statements of Stockholders' Equity;

               (vii) Consolidated Statements of Cash Flows; and

               (viii) Notes to Consolidated Financial Statements.

         With the exception of the aforementioned sections, the Company's 2001 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.

         (a)(2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (a)(3)  Exhibits

                                                      Reference to Prior
                                                Filing or Exhibit Regulation S-B
                                                       Number Attached
Exhibit Number                  Document                    Hereto
--------------             -----------------           ---------------

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
                          Security Holders

    16             Letter re: change in certifying          None
                             accountants

    18             Letter re: change in accounting          None
                             principles

    21               Subsidiaries of Registrant              21

    22               Published report regarding             None
                    matters submitted to vote of
                          security holders

    23              Consent of Grant Thornton LLP            23

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


                                     WAYNE SAVINGS BANCSHARES, INC.


Date: June 25, 2001                  By:  /s/ Charles F. Finn
                                          -----------------------------------
                                          Charles F. Finn
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Charles F. Finn                         By:      /s/ Todd J. Tappel
         -----------------------------------                  -----------------------------------
         Charles F. Finn, President, Chief                    Todd J. Tappel, Senior Vice President and
           Executive Officer and Director                       Corporate Secretary
         (Principal Executive Officer)                        (Principal Financial Officer)

Date:    June 25, 2001                               Date:    June 25, 2001


By:      /s/  Myron Swartzentruber                   By:      /s/ Kenneth G. Rhode
         -----------------------------------                  -----------------------------------
         Myron Swartzentruber, Vice President                 Kenneth G. Rhode, Director
         (Principal Accounting Officer)

Date:    June 25, 2001                               Date:    June 25, 2001


By:      /s/ Donald E. Massaro                       By:      /s/ James C. Morgan
         -----------------------------------                  -----------------------------------
         Donald E. Massaro, Director                          James C. Morgan, Director

Date:    June 25, 2001                               Date:    June 25, 2001


By:      /s/ Terry A. Gardner                        By:      /s/ Russell L. Harpster
         -----------------------------------                  -----------------------------------
         Terry A. Gardner, Director                           Russell L. Harpster, Director

Date:    June 25, 2001                               Date:    June 25, 2001


By:      /s/ Joseph L. Retzler
         -----------------------------------
         Joseph L. Retzler, Director

Date:    June 25, 2001