Form 10QSB
period 2001-06-30
WAYNE SAVINGS BANCSHARES INC /OH/
filed 2001-08-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ---------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United States                                                 31-1557791
------------------------------------                     -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

151 North Market Street
Wooster, Ohio                                                   44691
-------------------------------                             -------------
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

Yes   X                                 No ___
      ---

As of August 10, 2001, the latest practicable date, 2,638,835 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

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

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                                June 30,      March 31,
         ASSETS                                                                                     2001           2001
Cash and due from banks                                                                         $  2,583       $  2,011
Federal funds sold                                                                                 6,000          6,000
Interest-bearing deposits in other financial institutions                                         18,260         12,891
                                                                                                 -------        -------
         Cash and cash equivalents                                                                26,843         20,902

Certificates of deposit in other financial institutions                                               -           5,700
Investment securities - at amortized cost, approximate
  market value of $12,277 and $13,774 as of June 30, 2001
  and March 31, 2001                                                                              12,123         13,641
Mortgage-backed securities available for sale - at market                                          2,666          2,911
Mortgage-backed securities - at cost, approximate
  market value of $4,492 and $5,694 as of June 30, 2001
  and March 31, 2001                                                                               4,489          5,702
Loans receivable - net                                                                           254,837        246,619
Loans held for sale - at lower of cost or market                                                      -             861
Office premises and equipment - at depreciated cost                                                8,882          8,607
Real estate acquired through foreclosure                                                              19            124
Federal Home Loan Bank stock - at cost                                                             3,612          3,510
Accrued interest receivable on loans                                                               1,275          1,328
Accrued interest receivable on mortgage-backed securities                                             39             42
Accrued interest receivable on investments and interest-bearing deposits                             194            203
Prepaid expenses and other assets                                                                  2,762          1,624
                                                                                                 -------        -------

         Total assets                                                                           $317,741       $311,774
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $284,384       $277,706
Advances from the Federal Home Loan Bank                                                           6,000          6,000
Advances by borrowers for taxes and insurance                                                        322            827
Accrued interest payable                                                                             309            245
Accounts payable on mortgage loans serviced for others                                               246            234
Other liabilities                                                                                    437            991
Accrued federal income taxes                                                                         234             31
Deferred federal income taxes                                                                        488            455
                                                                                                 -------        -------
         Total liabilities                                                                       292,420        286,489

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized;
    2,638,835 shares issued at June 30, 2001 and March 31, 2001)                                   2,639          2,639
  Additional paid-in capital                                                                      14,436         14,436
  Retained earnings - substantially restricted                                                     9,351          9,180
  Less:  67,742 and 57,042 shares of treasury stock - at cost                                     (1,143)        (1,003)
  Accumulated other comprehensive income, unrealized gains on
    securities available for sale, net of related tax effects                                         38             33
                                                                                                 -------        -------
    Total stockholders' equity                                                                    25,321         25,285
                                                                                                 -------        -------

    Total liabilities and stockholders' equity                                                  $317,741       $311,774
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                                           2001              2000
Interest income
  Loans                                                                                  $4,796            $4,595
  Mortgage-backed securities                                                                131               164
  Investment securities                                                                     207               361
  Interest-bearing deposits and other                                                       285               217
                                                                                          -----             -----
         Total interest income                                                            5,419             5,337

Interest expense
  Deposits                                                                                3,262             3,045
  Borrowings                                                                                 82               116
                                                                                          -----             -----
         Total interest expense                                                           3,344             3,161
                                                                                          -----             -----

         Net interest income                                                              2,075             2,176

Provision for losses on loans                                                                 2                51
                                                                                          -----             -----

         Net interest income after provision for
           losses on loans                                                                2,073             2,125

Other income
  Gain on sale of loans                                                                      76                20
  Service fees, charges and other operating                                                 288               198
                                                                                          -----             -----
         Total other income                                                                 364               218

General, administrative and other expense
  Employee compensation and benefits                                                      1,055             1,066
  Occupancy and equipment                                                                   330               329
  Federal deposit insurance premiums                                                         12                18
  Franchise taxes                                                                            67                50
  Other operating                                                                           402               441
                                                                                          -----             -----
         Total general, administrative and other expense                                  1,866             1,904
                                                                                          -----             -----

         Earnings before income taxes                                                       571               439

Federal income taxes
  Current                                                                                   165               148
  Deferred                                                                                   30                 1
                                                                                          -----             -----
         Total federal income taxes                                                         195               149
                                                                                          -----             -----

         NET EARNINGS                                                                    $  376            $  290
                                                                                          =====             =====

         EARNINGS PER SHARE

            Basic                                                                          $.15              $.11
                                                                                            ===               ===

            Diluted                                                                        $.15              $.11
                                                                                            ===               ===

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                 2001              2000
Net earnings                                                                                     $376              $290

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $3 and $5 in 2001 and 2000, respectively                                          5                10
                                                                                                  ---               ---

Comprehensive income                                                                             $381              $300
                                                                                                  ===               ===

Accumulated comprehensive income (loss)                                                          $ 38              $(26)
                                                                                                  ===               ===

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   376           $   290
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              6                 4
    Amortization of deferred loan origination fees                                                (94)              (44)
    Depreciation and amortization                                                                 113               146
    Loans originated for sale in the secondary market                                          (5,522)           (2,421)
    Proceeds from sale of loans                                                                 6,395             2,119
    (Gain) loss on sale of loans                                                                  (12)                1
    Provision for losses on loans                                                                   2                51
    Federal Home Loan Bank stock dividends                                                        (64)              (60)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         53               (51)
      Accrued interest receivable on mortgage-backed securities                                     3               (12)
      Accrued interest receivable on investments and interest-bearing deposits                      9                 3
      Prepaid expenses and other assets                                                        (1,138)              (36)
      Accrued interest payable                                                                     64                55
      Accounts payable on mortgage loans serviced for others                                       12                15
      Other liabilities                                                                          (554)              212
      Federal income taxes
        Current                                                                                   203               162
        Deferred                                                                                   30                 1
                                                                                               ------            ------
          Net cash provided by (used in) operating activities                                    (118)              435

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,517                58
  Purchase of mortgage-backed securities                                                           -             (1,000)
  Principal repayments on mortgage-backed securities                                            1,461             1,060
  Loan principal repayments                                                                    16,533             9,304
  Loan disbursements                                                                          (24,566)          (12,689)
  Purchase of office premises and equipment - net                                                (388)             (445)
  Proceeds from sale of real estate acquired through foreclosure                                   12                -
  Decrease in certificates of deposit in other financial institutions                           5,700             4,000
  Purchase of Federal Home Loan Bank stock                                                        (38)               -
                                                                                               ------            ------
          Net cash provided by investing activities                                               231               288
                                                                                               ------            ------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                             113               723
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                   2001            2000
          Net cash provided by operating and investing activities
            (balance brought forward)                                                           $   113         $   723

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                     6,678            (117)
  Proceeds from Federal Home Loan Bank advances                                                   5,000           2,000
  Repayment of Federal Home Loan Bank advances                                                   (5,000)         (4,000)
  Advances by borrowers for taxes and insurance                                                    (505)              2
  Proceeds from exercise of stock options                                                            -               27
  Dividends paid on common stock                                                                   (205)           (200)
  Purchase of treasury shares                                                                      (140)             -
                                                                                                 ------          ------
          Net cash provided by (used in) financing activities                                     5,828          (2,288)
                                                                                                 ------          ------

Net increase (decrease) in cash and cash equivalents                                              5,941          (1,565)

Cash and cash equivalents at beginning of period                                                 20,902          14,309
                                                                                                 ------          ------

Cash and cash equivalents at end of period                                                      $26,843         $12,744
                                                                                                 ======          ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                        $    20         $    -
                                                                                                 ======          ======

    Interest on deposits and borrowings                                                         $ 3,280         $ 3,106
                                                                                                 ======          ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as
    available for sale, net of related tax effects                                              $     5         $    10
                                                                                                 ======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                           $    64         $    21
                                                                                                 ======          ======

  Issuance of mortgage loan upon sale of real estate acquired
    through foreclosure                                                                         $    93         $    -
                                                                                                 ======          ======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three months ended June 30, 2001 and 2000


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2001.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). In fiscal 2000 the Bank formed a new federal savings bank subsidiary in North Canton, Ohio named Village Savings Bank, F.S.B. ("Village"), hereinafter collectively referred to as "the Banks". Wayne Savings Community Bank has nine banking locations in Wayne, Holmes, Ashland, and Medina counties, Ohio, in addition to its Village Savings Bank, F.S.B. subsidiary serving Stark county. All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations were as follows:

                         Wayne Savings Bancshares, Inc.

                For the three months ended June 30, 2001 and 2000


3.       Earnings Per Share (continued)

         For the three months ended June 30                          2001                  2000
         Weighted average common shares
           outstanding (basic)                                  2,574,113             2,603,644

         Dilutive effect of assumed exercise
           of stock options                                         6,454                14,974
                                                                ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                2,580,567             2,618,618
                                                                =========             =========

4.   Effects of Recent Accounting Pronouncements

              In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Company's financial position or results of operations.

              In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. SFAS No. 141 will have no effect on the Company's financial position or results of operations.

                         Wayne Savings Bancshares, Inc.

                For the three months ended June 30, 2001 and 2000


4.   Effects of Recent Accounting Pronouncements (continued)

              In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

              An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

              SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. Calendar year end companies may not adopt early. SFAS No. 142 will have no effect on the Company's financial position or results of operations.

              The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from managements foregoing assessment.

                         Wayne Savings Bancshares, Inc.

                For the three months ended June 30, 2001 and 2000


5.   Forward-Looking Statements

              This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the continued ability of the Banks to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 2001 to June 30, 2001

At June 30, 2001, the Company had total assets of $317.7 million, an increase of $6.0 million, or 1.9%, over March 31, 2001. The increase was funded primarily by a $6.7 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled approximately $39.0 million at June 30, 2001, a decrease of approximately $1.3 million, or 3.2%, from March 31, 2001 levels. Regulatory liquidity approximated 17.9% at June 30, 2001, compared to 17.5% at March 31, 2001. During the quarter ended June 30, 2001, excess liquidity was used to fund loan originations.

Mortgage-backed securities decreased by $1.5 million, or 16.9%, to $7.2 million at June 30, 2001. This decrease was primarily due to principal repayments on mortgage-backed securities totaling $1.5 million for the three months ended June 30, 2001.

Loans receivable increased by approximately $7.4 million, or 3.0%, over the March 31, 2001 total. This increase resulted from loan disbursements of $30.1 million, which were partially offset by principal repayments of $16.5 million and sales of $6.4 million. The majority of loan disbursements during the 2001 quarter were comprised of loans secured by one- to four-family residential real estate. The allowance for loan losses totaled $656,000 at June 30, 2001, compared to $655,000 at March 31, 2001. Nonperforming loans totaled $358,000 at June 30, 2001 and $515,000 at March 31, 2001. The allowance for loan losses totaled 183.2% and 127.2% of nonperforming loans at June 30, 2001 and March 31, 2001, respectively. Although management believes that its allowance for loan losses at June 30, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

Deposits increased by approximately $6.7 million, or 2.4%, during the quarter, to a total of $284.4 million at June 30, 2001. This growth was mainly due to the impact of the Bank's use of official checks program beginning April 1, 2001 and competitive passbook rates.

Stockholders' equity increased by approximately $36,000, or 0.1%, due primarily to net earnings of $376,000, partially offset by dividends paid totaling $205,000 and purchases of treasury shares totaling $140,000.

The Banks are subject to capital standards, which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At June 30, 2001, both Wayne Savings' and Village's regulatory capital exceeded all minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2001 and 2000

Net earnings totaled $376,000 for the three months ended June 30, 2001, compared to net earnings of $290,000 for the same period in 2000, an increase of $86,000, or 29.7%. The increase in net earnings resulted primarily from an increase in other income of $146,000, a decrease of $49,000 in the provision for losses on loans and a $38,000 decrease in general, administrative and other expenses, which were partially offset by a decrease in net interest income of $101,000 and an increase in federal income taxes of $46,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended June 30, 2001 and 2000 (continued)

Net Interest Income

Interest on loans and mortgage-backed securities totaled $4.9 million for the three months ended June 30, 2001, an increase of $168,000, or 3.5%, over the same period in 2000. The increase can be primarily attributed to a $1.9 million, or .1%, increase in the average balance of loans and mortgage-backed securities outstanding and an increase in the average yield of four basis points, from 7.62% for the three months ended June 30, 2000, to 7.66% for the three months ended June 30, 2001.

Interest on investments and interest-bearing deposits decreased by $86,000, or 14.9%, during the three months ended June 30, 2001, as compared to the same period in 2000, as a result of a decrease in the average yield to 4.76% for the three months ended June 30, 2001, from 6.83% for the period ending June 30, 2000, partially offset by an increase in the average balance of approximately $7.5 million year to year.

Interest expense on deposits and borrowings increased by $183,000, or 5.8%, during the three months ended June 30, 2001, over the same period in 2000. The increase can be primarily attributed to a $3.7 million, or 1.4%, increase in the average balance of interest-bearing liabilities and an increase in the cost of deposits of 23 basis points to 4.93% from 4.70%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $101,000, or 4.6%, during the three months ended June 30, 2001, as compared to the same period in 2000. The Company's interest rate spread decreased from 2.82% at June 30, 2000 to 2.33% at June 30, 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $2,000 provision for losses on loans during the three months ended June 30, 2001, primarily due to growth in the loan portfolio, coupled with management's assessment of the collateral securing nonperforming loans. There can be no assurance that the loan loss allowance of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $364,000 for the three months ended June 30, 2001, an increase of $146,000, or 67.0%, over the comparable 2000 period. This increase was due primarily to a $90,000, or 45.5%, increase in service fees, charges and other operating income, coupled with a $56,000, or 280.0%, increase in gain on sale of loans. The increase in gain on sale of loans was a result of loan sales of $6.4 million in 2001 compared to the $2.1 million sold through June 30, 2000. The increase in service fees, charges and other operating income was due primarily to a new service fee structure implemented on deposit accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended June 30, 2001 and 2000 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $38,000, or 2.0%, during the current three month period, due primarily to a $39,000, or 8.8%, decrease in other operating expenses and an $11,000, or 1.0%, decrease in employee compensation and benefits, which were partially offset by a $17,000, or 34.0%, increase in franchise taxes. General, administrative and other expenses have decreased period to period due to the continuing effects of management's cost reduction program implemented during fiscal 2001.

Federal Income Taxes

The provision for federal income taxes amounted to $195,000 for the three months ended June 30, 2001, an increase of $46,000, or 30.9%, compared to the same period in 2000. The increase resulted primarily from a $132,000, or 30.1%, increase in pretax earnings year to year. The effective tax rates for the three months ended June 30, 2001 and 2000 were 34.2% and 33.9%, respectively.

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On July 26, 2001, the Annual Meeting of the Company's Stockholders was held. Three directors were elected to terms expiring in 2004 by the following votes:

          Donald E. Massaro           For:  2,130,292         Withheld:  6,375
          Russell L. Harpster         For:  2,130,490         Withheld:  6,177
          Terry A. Gardner            For:  2,128,826         Withheld:  7,841

          One other matter was submitted to the stockholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2002.

          For: 2,134,118              Against:  303            Abstain:  2,246

ITEM 5.  Other Information

          The Board of Directors of Wayne Savings Bancshares, Inc. has authorized management to continue the repurchase of up to approximately 64,200 shares, or 2.4% of the Company's outstanding stock, over the next 12 months. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          Second Step Conversion

          On July 10, 2001, the Company's Board of Directors approved a reorganization from the mutual holding company to a unitary thrift holding company. In connection with the reorganization of corporate form, the Company will offer to its depositors, shareholders and others the approximately 52% of its shares presently owned by the mutual holding company. The reorganization is subject to regulatory approval and the approval of the Company's shareholders.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                              None.

         (b)  Reports on Form 8-K:                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 13, 2001                     By: /s/Charles F. Finn
       -------------------------                   -------------------------
                                                     Charles F. Finn
                                                     Chairman and President





Date:      August 13, 2001                     By: /s/Todd  J. Tappel
       -------------------------                   --------------------------
                                                     Todd J. Tappel
                                                      Chief Financial Officer