Form 10QSB
period 2001-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2001-11-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001
                               -----------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United States                                         31-1557791
--------------------------------                 -----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

151 North Market Street
Wooster, Ohio                                           44691
-------------------------------                     -------------
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

Yes   X                                 No ___
      ---

As of November 9, 2001, the latest practicable date, 2,569,646 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

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

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                           September 30,      March 31,
         ASSETS                                                                                     2001           2001
Cash and due from banks                                                                         $  2,485       $  2,011
Federal funds sold                                                                                 6,000          6,000
Interest-bearing deposits in other financial institutions                                         22,382         12,891
                                                                                                 -------        -------
         Cash and cash equivalents                                                                30,867         20,902

Certificates of deposit in other financial institutions                                               -           5,700
Investment securities - at amortized cost, approximate
  market value of $14,403 and $13,774 as of September 30, 2001
  and March 31, 2001, respectively                                                                14,114         13,641
Mortgage-backed securities available for sale - at market                                          3,398          2,911
Mortgage-backed securities - at cost, approximate
  market value of $4,813 and $5,694 as of September 30, 2001
  and March 31, 2001, respectively                                                                 4,477          5,702
Loans receivable - net                                                                           254,007        246,619
Loans held for sale - at lower of cost or market                                                   4,092            861
Office premises and equipment - net                                                                8,902          8,607
Real estate acquired through foreclosure                                                              19            124
Federal Home Loan Bank stock - at cost                                                             3,676          3,510
Accrued interest receivable on loans                                                               1,282          1,328
Accrued interest receivable on mortgage-backed securities                                             41             42
Accrued interest receivable on investments and interest-bearing deposits                             172            203
Prepaid expenses and other assets                                                                  1,336          1,624
                                                                                                 -------        -------

         Total assets                                                                           $326,383       $311,774
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $292,396       $277,706
Advances from the Federal Home Loan Bank                                                           6,000          6,000
Advances by borrowers for taxes and insurance                                                        872            827
Accrued interest payable                                                                             309            245
Accounts payable on mortgage loans serviced for others                                               132            234
Other liabilities                                                                                    540            991
Accrued federal income taxes                                                                         124             31
Deferred federal income taxes                                                                        484            455
                                                                                                 -------        -------
         Total liabilities                                                                       300,857        286,489

Commitments                                                                                           -              -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized;
    2,638,835 shares issued)                                                                       2,639          2,639
  Additional paid-in capital                                                                      14,436         14,436
  Retained earnings - substantially restricted                                                     9,535          9,180
  Less:  67,742 and 57,042 shares of treasury stock - at cost at September 30,
    2001 and March 31, 2001, respectively                                                         (1,144)        (1,003)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                                 60             33
                                                                                                 -------        -------
    Total stockholders' equity                                                                    25,526         25,285
                                                                                                 -------        -------

    Total liabilities and stockholders' equity                                                  $326,383       $311,774
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                               Six months                 Three months
                                                                                  ended                       ended
                                                                               September 30,              September 30,
                                                                            2001         2000         2001         2000
Interest income
  Loans                                                                  $ 9,591      $ 9,245       $4,795       $4,650
  Mortgage-backed securities                                                 249          312          118          148
  Investment securities                                                      407          757          200          396
  Interest-bearing deposits and other                                        502          381          217          164
                                                                          ------       ------        -----        -----
         Total interest income                                            10,749       10,695        5,330        5,358

Interest expense
  Deposits                                                                 6,396        6,168        3,134        3,123
  Borrowings                                                                 160          241           78          125
                                                                          ------       ------        -----        -----
         Total interest expense                                            6,556        6,409        3,212        3,248
                                                                          ------       ------        -----        -----

         Net interest income                                               4,193        4,286        2,118        2,110
Provision for losses on loans                                                 97           73           95           22
                                                                          ------       ------        -----        -----
         Net interest income after provision for losses on loans           4,096        4,213        2,023        2,088

Other income
  Gain on sale of loans                                                      211           55          135           35
  Service fees, charges and other operating                                  586          422          298          224
                                                                          ------       ------        -----        -----
         Total other income                                                  797          477          433          259

General, administrative and other expense
  Employee compensation and benefits                                       2,091        2,109        1,036        1,043
  Occupancy and equipment                                                    680          677          350          348
  Federal deposit insurance premiums                                          28           32           16           14
  Franchise taxes                                                            136          125           69           75
  Other operating                                                            756          752          354          311
                                                                          ------       ------        -----        -----
         Total general, administrative and other expense                   3,691        3,695        1,825        1,791
                                                                          ------       ------        -----        -----

         Earnings before income taxes                                      1,202          995          631          556

Federal incomes taxes
  Current                                                                    424          348          259          199
  Deferred                                                                   (15)          (8)         (45)          (8)
                                                                          ------       ------        -----        -----
         Total federal income taxes                                          409          340          214          191
                                                                          ------       ------        -----        -----

         NET EARNINGS                                                    $   793      $   655       $  417       $  365
                                                                          ======       ======        =====        =====

         EARNINGS PER SHARE
           Basic                                                           $0.31        $0.25        $0.16        $0.14
                                                                            ====         ====         ====         ====
           Diluted                                                         $0.31        $0.25        $0.16        $0.14
                                                                            ====         ====         ====         ====

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)



                                                                             Six months                 Three months
                                                                                ended                       ended
                                                                            September 30,               September 30,
                                                                         2001         2000            2001         2000
Net earnings                                                             $793         $655            $417         $365

Other comprehensive income, net of tax:
  Unrealized holding gains on securities,  net of tax
    $14, $13, $11 and $8, during the respective periods                    27           25              22           15
                                                                          ---          ---             ---          ---

Comprehensive income                                                     $820         $680            $439         $380
                                                                          ===          ===             ===          ===

Accumulated comprehensive income (loss)                                  $ 60         $(11)           $ 60         $(11)
                                                                          ===          ===             ===          ===

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   793           $   655
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              5                 9
    Amortization of deferred loan origination fees                                               (214)              (64)
    Depreciation and amortization                                                                 236               349
    Gain on sale of loans                                                                         (84)              (14)
    Proceeds from sale of loans in the secondary market                                        12,364             4,123
    Loans originated for sale in the secondary market                                         (15,511)           (4,362)
    Provision for losses on loans                                                                  97                73
    Federal Home Loan Bank stock dividends                                                       (128)             (122)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         46               (22)
      Accrued interest receivable on mortgage-backed securities                                     1                (5)
      Accrued interest receivable on investments and interest-bearing deposits                     31                33
      Prepaid expenses and other assets                                                           288               (58)
      Accrued interest payable                                                                     64                38
      Accounts payable on mortgage loans serviced for others                                     (102)              (13)
      Other liabilities                                                                          (451)              108
      Federal income taxes
        Current                                                                                    93                46
        Deferred                                                                                  (15)               (8)
                                                                                               ------            ------
          Net cash provided by (used in) operating activities                                  (2,487)              766

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (4,999)               -
  Proceeds from maturity of investment securities                                               4,529                55
  Purchase of mortgage-backed securities                                                       (2,033)           (1,000)
  Principal repayments on mortgage-backed securities                                            2,834             1,878
  Loan principal repayments                                                                    38,513            16,329
  Loan disbursements                                                                          (45,691)          (21,390)
  Purchase of office premises and equipment - net                                                (531)             (659)
  Proceeds from sale of real estate acquired through foreclosure                                   12                -
  Decrease in certificates of deposit in other financial institutions                           5,700             3,300
  Purchase of Federal Home Loan Bank stock                                                        (38)             (103)
                                                                                               ------            ------
          Net cash used in investing activities                                                (1,704)           (1,590)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                          (4,191)             (824)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                   2001            2000
          Net cash used in operating and investing activities
            (balance brought forward)                                                           $(4,191)        $  (824)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               14,690             745
  Proceeds from Federal Home Loan Bank advances                                                   5,000           7,000
  Repayment of Federal Home Loan Bank advances                                                   (5,000)         (9,000)
  Advances by borrowers for taxes and insurance                                                      45             (25)
  Dividends paid on common stock                                                                   (438)           (558)
  Proceeds from exercise of stock options                                                            -               36
  Purchase of treasury shares                                                                      (141)            (18)
                                                                                                 ------          ------
          Net cash provided by (used in) financing activities                                    14,156          (1,820)
                                                                                                 ------          ------

Net increase (decrease) in cash and cash equivalents                                              9,965          (2,644)

Cash and cash equivalents at beginning of period                                                 20,902          14,309
                                                                                                 ------          ------

Cash and cash equivalents at end of period                                                      $30,867         $11,665
                                                                                                 ======          ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                        $   367         $   290
                                                                                                 ======          ======

    Interest on deposits and borrowings                                                         $ 6,492         $ 6,371
                                                                                                 ======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                            $    27        $    25
                                                                                                 ======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                           $   127         $    41
                                                                                                 ======          ======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2001 and 2000


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

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three-month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank") and its wholly-owned subsidiary, Village Savings Bank, F.S.B. ("Village"), hereinafter collectively referred to as "the Banks". Wayne Savings Community Bank has nine banking locations in Wayne, Holmes, Ashland, and Medina counties, Ohio, in addition to its Village Savings Bank, F.S.B. subsidiary serving Stark county. All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations were as follows:

         For the six months ended September 30                                      2001                  2000
         Weighted average common shares
           outstanding (basic)                                                 2,572,595             2,604,077

         Dilutive effect of assumed exercise
           of stock options                                                       11,573                13,654
                                                                               ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                               2,584,168             2,617,731
                                                                               =========             =========

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2001 and 2000


3.       Earnings Per Share (continued)

         For the three months ended September 30                                    2001                  2000
         Weighted average common shares
           outstanding (basic)                                                 2,571,093             2,604,507

         Dilutive effect of assumed exercise
           of stock options                                                       12,139                13,520
                                                                               ---------             ---------

         Weighted average common shares
           outstanding (diluted)                                               2,583,232             2,618,027
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

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective June 30, 2001, without material effect on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2001 and 2000


4.       Effects of Recent Accounting Pronouncements (continued)

         carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

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

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

         The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

5.       Forward-Looking Statements

         This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the continued ability of the Banks to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 2001 to September 30, 2001

At September 30, 2001, the Company had total assets of $326.4 million, an increase of $14.6 million, or 4.7%, over March 31, 2001. The increase was funded primarily by a $14.7 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled $45.0 million at September 30, 2001, an increase of $4.7 million, or 11.8%, over March 31, 2001 levels.

Mortgage-backed securities decreased by $738,000, or 8.6%, to $7.9 million at September 30, 2001. This decrease was primarily due to principal repayments on mortgage-backed securities totaling $2.8 million for the six months ended September 30, 2001, partially offset by purchases of mortgage-backed securities totaling $2.0 million.

Loans receivable totaled $258.1 million at September 30, 2001, an increase of $10.6 million, or 4.3%, over the March 31, 2001 total. This increase resulted from loan disbursements of $61.2 million, which were partially offset by principal repayments of $38.5 million and sales of $12.3 million. The majority of loan disbursements during the 2001 period were comprised of loans secured by one- to four-family residential real estate. The allowance for loan losses totaled $743,000 at September 30, 2001, compared to $655,000 at March 31, 2001, representing .29% and .26% of gross loans at those respective dates. Nonperforming loans totaled $2.9 million at September 30, 2001 and $515,000 at March 31, 2001. Nonperforming loans at September 30, 2001 were comprised primarily of loans secured by nonresidential real estate. The increase in nonperforming loans is solely attributable to a $2.1 million loan concentration to a land developer. In June 2001, the developer sold a commercial land parcel to an independent third-party for $400,000 with a closing now anticipated to occur in December, 2001. The borrower's delinquency is the result of a number of unforeseen delays in executing the final sales agreement. Based on the projected sales proceeds, the Company's loan principal will be reduced, all interest will be paid current and management does not anticipate any further delinquency problems with the borrower in the foreseeable future. In the opinion of management, such loans are adequately collateralized and no loss is anticipated on such loans. The allowance for loan losses totaled 25.3% and 127.2% of nonperforming loans at September 30, 2001 and March 31, 2001, respectively. To the best of management's knowledge, management believes that all known losses as of September 30, 2001 and March 31, 2001 have been recorded.

Deposits increased by approximately $14.7 million, or 5.3%, during the period, to a total of $292.4 million at September 30, 2001. This growth was mainly due to the impact of the Bank's use of official checks program beginning April 1, 2001 and competitive passbook rates.

Stockholders' equity increased by approximately $241,000, or 1.0%, due primarily to net earnings of $793,000, partially offset by dividends paid totaling $438,000 and repurchases of common stock totaling $141,000.

The Banks are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At September 30, 2001, both Wayne Savings' and Village's regulatory capital exceeded all minimum capital requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Six Month Periods Ended September 30, 2001 and 2000

Net earnings totaled $793,000 for the six months ended September 30, 2001, compared to net earnings of $655,000 for the same period in 2000, an increase of $138,000, or 21.1%. The increase in net earnings resulted primarily from an increase in other income of $320,000 and a $4,000 decrease in general, administrative and other expenses, which were partially offset by a decrease in net interest income of $93,000, an increase in federal income taxes of $69,000 and an increase in the provision for losses on loans totaling $24,000.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $9.8 million for the six months ended September 30, 2001, an increase of $283,000, or 3.0%, over the same period in 2000. The increase was primarily attributed to a $3.3 million, or 1.3%, increase in the average balance of loans and mortgage-backed securities outstanding, from $250.2 million for the six months ended September 30, 2000, to $253.5 million for the six months ended September 30, 2001, coupled with an increase in the average yield from 7.64% to 7.67% year to year.

Interest income on investments and interest-bearing deposits decreased by $229,000, or 20.1%, during the six months ended September 30, 2001, as compared to the same period in 2000, as a result of a decrease in the average yield to 4.58% for the six months ended September 30, 2001, from 6.73% for the period ended September 30, 2000, partially offset by an increase in the average balance of approximately $5.9 million, or 17.5%, year to year.

Interest expense on deposits and borrowings increased by $147,000, or 2.3%, during the six months ended September 30, 2001, over the same period in 2000. The increase can be primarily attributed to a $24.2 million, or 9.1%, increase in the average balance of interest-bearing liabilities outstanding, offset by a 30 basis point decrease in the cost of interest-bearing liabilities, to 4.52% from 4.82%.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $93,000, or 2.2%, during the six months ended September 30, 2001, as compared to the same period in 2000. The Company's interest rate spread increased from 2.71% at September 30, 2000 to 2.74% at September 30, 2001. The Company's net interest margin decreased from 3.02% for the six month period ended September 30, 2000, to 2.88% for the same period ended September 30, 2001.

Provision for Losses on Loans

The Company records a provision for losses on loans in an amount sufficient to cover known losses and losses in the portfolio that are both probable and reasonable to estimate. Such estimates are based on the facts and circumstances in existence as of September 30, 2001, and included a consideration of the factors discussed above relating to the increase in nonperforming loans at September 30, 2001. Based upon this methodology, the Company recorded a provision for losses on loans totaling $97,000 for the six month period ended September 30, 2001. To the best of management's knowledge, management believes that all known losses as of September 30, 2001 and September 30, 2000 have been recorded.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Six Month Periods Ended September 30, 2001 and 2000 (continued)

Other Income

Other income totaled $797,000 for the six months ended September 30, 2001, an increase of $320,000, or 67.1%, over the comparable 2000 period. This increase was due primarily to a $164,000, or 38.9%, increase in service fees, charges and other operating income, coupled with a $156,000 increase in gain on sale of loans. The increase in gain on sale of loans was a result of loan sales of $12.3 million for the six months ended September 30, 2001 compared to the $4.1 million sold for the six months ended September 30, 2000. The increase in service fees, charges and other operating income was due primarily to a new service fee structure implemented on deposit accounts.

General, Administrative and Other Expense

General, administrative and other expense remained stable, as total general and administrative expense decreased by $4,000 during the six month period ended September 30, 2001, compared to the same period in 2000, as an $18,000, or 0.9%, decrease in employee compensation and benefits and a $4,000 decrease in federal deposit insurance premiums, were partially offset by an $11,000, or 8.8%, increase in franchise taxes, a $4,000, or 0.5%, increase in other operating expenses and a $3,000, or 0.4%, increase in occupancy and equipment expense. The stable amount of general and administrative expense during a period in which the Company operated an additional branch and in which the Company's total assets and liabilities were higher than the prior period was due to the continuing effects of management's cost reduction program implemented during fiscal 2001.

Federal Income Taxes

The provision for federal income taxes amounted to $409,000 for the six months ended September 30, 2001, an increase of $69,000, or 20.3%, compared to the same period in 2000. The increase resulted primarily from a $207,000, or 20.8%, increase in pretax earnings year to year. The effective tax rates for the six months ended September 30, 2001 and 2000 were 34.0% and 34.2%, respectively.


Comparison of Operating Results for the Three Month Periods Ended September 30, 2001 and 2000

Net earnings totaled $417,000 for the three months ended September 30, 2001, compared to net earnings of $365,000 for the same period in 2000, an increase of $52,000, or 14.2%. The increase in net earnings resulted primarily from an increase in other income of $174,000 and an increase of $8,000 in net interest income, which were partially offset by an increase in the provision for losses on loans totaling $73,000, an increase in federal income taxes of $23,000 and an increase in general, administrative and other expense of $34,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2001 and 2000 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $4.9 million for the three months ended September 30, 2001, an increase of $115,000, or 2.4%, over the same period in 2000. The increase can be primarily attributed to a $31.9 million, or 13.6%, increase in the average balance of loans and mortgage-backed securities outstanding, which was partially offset by a decrease in the average yield of 63 basis points, from 8.20% for the three months ended September 30, 2000, to 7.57% for the three months ended September 30, 2001.

Interest income on investments and interest-bearing deposits decreased by $143,000, or 25.5%, during the three months ended September 30, 2001, as compared to the same period in 2000, as a result of a decrease in the average yield to 4.38% for the three months ended September 30, 2001, from 7.49% for the period ended September 30, 2000, partially offset by an increase in the average balance outstanding of approximately $8.2 million, or 21.6%, year to year.

Interest expense on deposits and borrowings decreased by $36,000, or 1.1%, during the three months ended September 30, 2001, compared to the same period in 2000. The decrease can be primarily attributed to a decrease in the cost of deposits of 48 basis points to 4.41% from 4.89%, which was partially offset by a $26.2 million, or 9.9%, increase in the average balance of interest-bearing liabilities year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $8,000, or 0.4%, during the three months ended September 30, 2001, as compared to the same period in 2000. The Company's interest rate spread decreased from 3.20% at September 30, 2000 to 2.58% at September 30, 2001. The Company's net interest margin decreased from 3.20% for the three months ended September 30, 2000, to 2.95% for the quarter ended September 30, 2001.

Provision for Losses on Loans

The Company records a provision for losses on loans in an amount sufficient to cover known losses and losses in the portfolio that are both probable and reasonable to estimate. Such estimates are based on the facts and circumstances in existence as of September 30, 2001, and included a consideration of the factors discussed above relating to the increase in nonperforming loans as of September 30, 2001. Based upon this methodology, the Company recorded a provision for losses on loans totaling $95,000. To the best of management's knowledge, management believes that all known losses as of September 30, 2001 have been recorded.

Other Income

Other income totaled $433,000 for the three months ended September 30, 2001, an increase of $174,000, or 67.2%, over the comparable 2000 period. This increase was due primarily to a $100,000 increase in gain on sale of loans, from $35,000 for the three months ended September 30, 2000 to $135,000 for the three months ended September 30, 2001, and a $74,000, or 33.0%, increase in service fees, charges and other operating income. The increase in gain on sale of loans was a result of increased loan sales in the 2001 period, compared to the same period in 2000. The increase in service fees, charges and other operating income was due primarily to a new service fee structure implemented on deposit accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2001 and 2000 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $34,000, or 1.9%, during the three month period ended September 30, 2001, compared to the 2000 quarter, due primarily to a $43,000, or 13.8%, increase in other operating expenses, which was partially offset by a $7,000, or 0.7%, decrease in employee compensation and benefits. General, administrative and other expenses increased period to period due to the opening of a new branch during the fiscal year ending March 31,2002. General, administrative and other expenses have not increased as steeply as past years when branches were opened due to management's cost containment program implemented in fiscal 2001.

Federal Income Taxes

The provision for federal income taxes amounted to $214,000 for the three months ended September 30, 2001, an increase of $23,000, or 12.0%, compared to the same period in 2000. The increase resulted primarily from a $75,000, or 13.5%, increase in pretax earnings year to year. The effective tax rates for the three months ended September 30, 2001 and 2000 were 33.9% and 34.4%, respectively.

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


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On July 26, 2001, the Annual Meeting of the Company's Stockholders was held. Three directors were elected to terms expiring in 2004 by the following votes:

          Donald E. Massaro         For:  2,130,292          Withheld:  6,375
          Russell L. Harpster       For:  2,130,490          Withheld:  6,177
          Terry A. Gardner          For:  2,128,826          Withheld:  7,841

          One other matter was submitted to the stockholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2002.

          For  2,134,118             Against:  303            Abstain:  2,246

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





Date:  November 14, 2001                         By: /s/Charles C. Finn
     --------------------------                      -------------------------
                                                       Charles C. Finn
                                                       Chairman and President





Date:  November 14, 2001                         By: /s/Michael C. Anderson
     --------------------------                      -------------------------
                                                       Michael C. Anderson
                                                        Chief Financial Officer