Form 10QSB
period 2001-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-02-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 2001
                               -----------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United States                                             31-1557791
-------------------------------                      -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

151 North Market Street
Wooster, Ohio                                               44691
-------------------------------                         -------------
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

Yes   X                                                   No ___
      ---

As of February 12, 2002, the latest practicable date, 2,568,821 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

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

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)
                                                                                            December 31,      March 31,
         ASSETS                                                                                     2001           2001
Cash and due from banks                                                                         $  3,242       $  2,011
Federal funds sold                                                                                14,000          6,000
Interest-bearing deposits in other financial institutions                                          9,969         12,891
                                                                                                 -------        -------
         Cash and cash equivalents                                                                27,211         20,902

Certificates of deposit in other financial institutions                                               -           5,700
Investment securities - at amortized cost, approximate
  market value of $16,325 and $13,774 as of December 31, 2001
  and March 31, 2001, respectively                                                                16,126         13,641
Mortgage-backed securities available for sale - at market                                          4,016          2,911
Mortgage-backed securities - at cost, approximate
  market value of $11,022 and $5,694 as of December 31, 2001
  and March 31, 2001, respectively                                                                11,070          5,702
Loans receivable - net                                                                           257,795        246,619
Loans held for sale - at lower of cost or market                                                      -             861
Office premises and equipment - net                                                                9,075          8,607
Real estate acquired through foreclosure                                                              19            124
Federal Home Loan Bank stock - at cost                                                             3,726          3,510
Accrued interest receivable on loans                                                               1,171          1,328
Accrued interest receivable on mortgage-backed securities                                             73             42
Accrued interest receivable on investments and interest-bearing deposits                             260            203
Prepaid expenses and other assets                                                                  1,631          1,624
                                                                                                 -------        -------

         Total assets                                                                           $332,173       $311,774
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $298,173       $277,706
Advances from the Federal Home Loan Bank                                                           5,000          6,000
Advances by borrowers for taxes and insurance                                                      1,604            827
Accrued interest payable                                                                              32            245
Accounts payable on mortgage loans serviced for others                                               315            234
Other liabilities                                                                                    533            991
Accrued federal income taxes                                                                          23             31
Deferred federal income taxes                                                                        735            455
                                                                                                 -------        -------
         Total liabilities                                                                       306,415        286,489

Commitments                                                                                           -              -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized;
    2,638,835 shares issued)                                                                       2,639          2,639
  Additional paid-in capital                                                                      14,436         14,436
  Retained earnings - substantially restricted                                                     9,824          9,180
  Less:  70,014 and 57,042 shares of treasury stock at December 31,
    2001 and March 31, 2001, respectively - at cost                                               (1,181)        (1,003)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                                 40             33
                                                                                                 -------        -------
         Total stockholders' equity                                                               25,758         25,285
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $332,173       $311,774
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                           Nine months                  Three months
                                                                              ended                         ended
                                                                          December 31,                  December 31,
                                                                       2001           2000            2001         2000
Interest income
  Loans                                                             $14,331        $13,952          $4,740       $4,707
  Mortgage-backed securities                                            376            449             127          137
  Investment securities                                                 654          1,119             247          362
  Interest-bearing deposits and other                                   661            563             159          182
                                                                     ------         ------           -----        -----
         Total interest income                                       16,022         16,083           5,273        5,388

Interest expense
  Deposits                                                            9,371          9,370           2,975        3,202
  Borrowings                                                            228            360              68          119
                                                                     ------         ------           -----        -----
         Total interest expense                                       9,599          9,730           3,043        3,321
                                                                     ------         ------           -----        -----

         Net interest income                                          6,423          6,353           2,230        2,067

Provision for losses on loans                                           118             75              21            2
                                                                     ------         ------           -----        -----

         Net interest income after provision
           for losses on loans                                        6,305          6,278           2,209        2,065

Other income
  Gain on sale of loans                                                 425            102             214           47
  Service fees, charges and other operating                             874            664             288          242
                                                                     ------         ------           -----        -----
         Total other income                                           1,299            766             502          289

General, administrative and other expense
  Employee compensation and benefits                                  3,207          3,079           1,116          970
  Occupancy and equipment                                             1,000            906             320          322
  Federal deposit insurance premiums                                     44             48              16           16
  Franchise taxes                                                       205            200              69           75
  Other operating                                                     1,195          1,220             439          375
                                                                     ------         ------           -----        -----
         Total general, administrative and other expense              5,651          5,453           1,960        1,758
                                                                     ------         ------           -----        -----

         Earnings before income taxes                                 1,953          1,591             751          596

Federal income taxes
  Current                                                               389            425             (35)          77
  Deferred                                                              276            116             291          124
                                                                     ------         ------           -----        -----
         Total federal income taxes                                     665            541             256          201
                                                                     ------         ------           -----        -----

         NET EARNINGS                                               $ 1,288        $ 1,050          $  495       $  395
                                                                     ======         ======           =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.50           $.40            $.19         $.15
                                                                        ===            ===             ===          ===
           Diluted                                                     $.50           $.40            $.19         $.15
                                                                        ===            ===             ===          ===

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                                Nine months              Three months
                                                                                    ended                    ended
                                                                                December 31,             December 31,
                                                                              2001         2000         2001       2000
Net earnings                                                                $1,288       $1,050         $495       $395

Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) on securities, net of
    taxes (benefits) of $4, $24, $(10) and $11 during the
    respective periods                                                           7           47          (20)        22
                                                                             -----        -----          ---        ---

Comprehensive income                                                        $1,295       $1,097         $475       $417
                                                                             =====        =====          ===        ===

Accumulated comprehensive income                                            $   40       $   11         $ 40       $ 11
                                                                             =====        =====          ===        ===

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,288           $ 1,050
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             17                15
    Amortization of deferred loan origination fees                                               (357)             (112)
    Depreciation and amortization                                                                 364               315
    Gain on sale of land                                                                           -                 (7)
    Loans originated for sale in the secondary market                                         (16,886)           (7,147)
    Proceeds from sale of loans                                                                17,990             6,663
    Gain on sale of loans                                                                        (243)              (47)
    Provision for losses on loans                                                                 118                75
    Federal Home Loan Bank stock dividends                                                       (178)             (186)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        157               (73)
      Accrued interest receivable on mortgage-backed securities                                   (31)                5
      Accrued interest receivable on investments and interest-bearing deposits                    (57)             (103)
      Prepaid expenses and other assets                                                            (7)              333
      Accrued interest payable                                                                   (213)             (192)
      Accounts payable on mortgage loans serviced for others                                       81                71
      Other liabilities                                                                          (458)              197
      Federal income taxes
        Current                                                                                    (8)               27
        Deferred                                                                                  276               116
                                                                                               ------            ------
          Net cash provided by operating activities                                             1,853             1,000

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                             (9,049)               -
  Proceeds from maturity of investment securities designated as held
    to maturity                                                                                 6,529             1,062
  Purchase of mortgage-backed securities designated as available for sale                      (2,053)               -
  Purchase of mortgage-backed securities designated as held to maturity                        (8,404)           (1,000)
  Principal repayments on mortgage-backed securities designated as
    available for sale                                                                            959               461
  Principal repayments on mortgage-backed securities designated as
    held to maturity                                                                            3,054             2,073
  Loan principal repayments                                                                    59,132            26,371
  Loan disbursements                                                                          (69,976)          (33,738)
  Purchase of office premises and equipment - net                                                (832)             (869)
  Proceeds from sale of land                                                                       -                242
  Proceeds from sale of real estate acquired through foreclosure                                   12                64
  Decrease in certificates of deposit in other financial institutions                           5,700             3,300
  Purchase of Federal Home Loan Bank stock                                                        (38)             (103)
                                                                                               ------            ------
          Net cash used in investing activities                                               (14,966)           (2,137)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                         (13,113)           (1,137)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended December 31,
                                 (In thousands)


                                                                                                   2001            2000
         Net cash used in operating and investing activities
           (balance brought forward)                                                           $(13,113)        $(1,137)

  Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               20,467           3,333
  Proceeds from Federal Home Loan Bank advances                                                   5,000          11,000
  Repayment of Federal Home Loan Bank advances                                                   (6,000)        (13,000)
  Advances by borrowers for taxes and insurance                                                     777             692
  Proceeds from exercise of stock options                                                            -               36
  Dividends paid on common stock                                                                   (644)           (859)
  Purchase of treasury shares                                                                      (178)           (188)
                                                                                                -------          ------
          Net cash provided by financing activities                                              19,422           1,014
                                                                                                -------          ------

Net increase (decrease) in cash and cash equivalents                                              6,309            (123)

Cash and cash equivalents at beginning of period                                                 20,902          14,309
                                                                                                -------          ------

Cash and cash equivalents at end of period                                                     $ 27,211         $14,186
                                                                                                =======          ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $    457         $   460
                                                                                                =======          ======

    Interest on deposits and borrowings                                                        $  9,812         $ 9,922
                                                                                                =======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $      7         $    47
                                                                                                =======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                          $    182         $    55
                                                                                                =======          ======

  Issuance of mortgage loan upon sale of real estate acquired
    through foreclosure                                                                        $     93         $    -
                                                                                                =======          ======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2001 and 2000


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements for the three and nine months ended December 31, 2001 and 2000 were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2001.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the nine and three-month periods ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and the Bank's wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank") and its wholly-owned subsidiary, Village Savings Bank, F.S.B. ("Village"), hereinafter collectively referred to as "the Banks". Wayne Savings Community Bank has nine banking locations in Wayne, Holmes, Ashland, and Medina counties, Ohio, in addition to its Village Savings Bank, F.S.B. subsidiary serving Stark county. All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

         For the nine months ended December 31,                 2001                  2000
         Weighted-average common shares
           outstanding (basic)                             2,571,574             2,601,692

         Dilutive effect of assumed exercise
           of stock options                                   11,713                13,523
                                                           ---------             ---------

         Weighted-average common shares
           outstanding (diluted)                           2,583,287             2,615,215
                                                           =========             =========

                         Wayne Savings Bancshares, Inc.

      For the nine and three month periods ended December 31, 2001 and 2000


3.       Earnings Per Share (continued)

         For the three months ended December 31,                      2001                  2000
         Weighted-average common shares
           outstanding (basic)                                   2,569,544             2,596,948

         Dilutive effect of assumed exercise
           of stock options                                         11,713                13,305
                                                                 ---------             ---------

         Weighted-average common shares
           outstanding (diluted)                                 2,581,257             2,610,253
                                                                 =========             =========

4.       Effects of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective June 30, 2001, as required, without material effect on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

    5.   Forward-looking Statements

         This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the continued ability of the Banks to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from March 31, 2001 to December 31,
2001

At December 31, 2001, the Company had total assets of $332.2 million, an increase of $20.4 million, or 6.5%, over March 31, 2001. The increase was funded primarily by a $20.5 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled $43.3 million at December 31, 2001, an increase of $3.1 million, or 7.7%, over March 31, 2001 levels. During the nine months ended December 31, 2001, investment securities purchases totaled $9.0 million, while maturities amounted to $6.5 million.

Mortgage-backed securities increased by $6.5 million, or 75.2%, to $15.1 million at December 31, 2001. This increase was primarily due to purchases totaling $10.5 million, partially offset by principal repayments on mortgage-backed securities totaling $4.0 million for the nine months ended December 31, 2001.

Loans receivable, including loans held for sale, totaled $257.8 million at December 31, 2001, an increase of $10.3 million, or 4.2%, over the March 31, 2001 total. This increase resulted primarily from loan disbursements of $86.9 million, which were partially offset by principal repayments of $59.1 million and sales of $17.7 million. The majority of loan disbursements during the 2001 period were comprised of loans secured by one- to four-family residential real estate. The allowance for loan losses totaled $722,000 at December 31, 2001, compared to $655,000 at March 31, 2001, representing .28% and .26% of gross loans at those respective dates. Nonperforming loans totaled $3.5 million at December 31, 2001 and $515,000 at March 31, 2001. Nonperforming loans at December 31, 2001 were comprised primarily of $1.1 million in loans secured by nonresidential real estate, $1.6 million of commercial loans and $800,000 in loans secured by one- to four-family residential real estate. A $2.1 million concentration of nonperforming loans to one borrower was paid to current status in January 2002. In the opinion of management, nonperforming loans are adequately collateralized and no loss is anticipated on such loans. The allowance for loan losses totaled 20.4% and 127.2% of nonperforming loans at December 31, 2001 and March 31, 2001, respectively. To the best of management's knowledge, all known losses as of December 31, 2001 and March 31, 2001 have been recorded.

Deposits increased by approximately $20.5 million, or 7.4%, during the nine months ended December 31, 2001, to a total of $298.2 million. This growth was mainly due to the impact of the Bank's use of an official checks program beginning April 1, 2001 and the effects of competitive passbook rates offered by the Bank. The proceeds from deposit growth were generally used to fund new loan originations during the period.

Stockholders' equity increased by approximately $473,000, or 1.9%, due primarily to net earnings of $1.3 million, partially offset by dividends paid totaling $644,000 and repurchases of common stock totaling $178,000.

The Banks are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 2001, both Wayne Savings' and Village's regulatory capital exceeded all minimum capital requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2001 and 2000

Net earnings totaled $1.3 million for the nine months ended December 31, 2001, compared to net earnings of $1.1 million for the same period in 2000, an increase of $238,000, or 22.7%. The increase in net earnings resulted primarily from an increase in other income of $533,000 and a $70,000 increase in net interest income, which were partially offset by a $198,000 increase in general, administrative and other expense, an increase in federal income taxes of $124,000 and an increase in the provision for losses on loans totaling $43,000.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $14.7 million for the nine months ended December 31, 2001, an increase of $306,000, or 2.1%, over the same period in 2000. The increase was primarily attributable to a $9.2 million, or 3.7%, increase in the average balance of loans and mortgage-backed securities outstanding, from $251.6 million for the nine months ended December 31, 2000, to $260.8 million for the nine months ended December 31, 2001, partially offset by a decrease in the average yield from 7.64% in 2000 to 7.52% in 2001.

Interest income on investments and interest-bearing deposits decreased by $367,000, or 21.8%, during the nine months ended December 31, 2001, as compared to the same period in 2000, as a result of a decrease in the average yield to 4.20% for the nine months ended December 31, 2001, from 5.92% for the period ended December 31, 2000, partially offset by a $3.8 million, or 10.1%, increase in the average balance outstanding.

Interest expense on deposits and borrowings decreased by $131,000, or 1.3%, for the nine months ended December 31, 2001, compared to the same period in 2000. The decrease can be primarily attributed to a 26 basis point decrease in the cost of interest-bearing liabilities, to 4.43% in 2001 from 4.69% in 2000, partially offset by an increase in the average balance of interest-bearing liabilities outstanding of $12.6 million, or 4.6%, from $276.6 million in 2000 to $289.2 million in 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $70,000, or 1.1%, during the nine months ended December 31, 2001, compared to the same period in 2000. The Company's interest rate spread decreased from 2.72% for the nine month period ended December 31, 2000 to 2.63% for the same period ended December 31, 2001. The Company's net interest margin decreased from 2.93% for the nine month period ended December 31, 2000, to 2.83% for the same period ended December 31, 2001.

Provision for Losses on Loans

The Company records a provision for losses on loans in an amount sufficient to cover known losses and losses in the portfolio that are both probable and reasonable to estimate. Such estimates were based on the facts and circumstances in existence as of December 31, 2001, and included a consideration of the factors discussed above relating to the increase in nonperforming loans at December 31, 2001. Based upon this methodology, the Company recorded a provision for losses on loans totaling $118,000 for the nine month period ended December 31, 2001, an increase of $43,000, or 57.3%, over the same period in 2000. To the best of management's knowledge, all known losses as of December 31, 2001 and 2000 have been recorded.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2001 and 2000 (continued)

Other Income

Other income totaled $1.3 million for the nine months ended December 31, 2001, an increase of $533,000, or 69.6%, over the comparable 2000 period. This increase was due primarily to a $323,000 increase in gain on sale of loans, coupled with a $210,000, or 31.6%, increase in service fees, charges and other operating income. The increase in gain on sale of loans resulted from loan sales of $17.7 million for the nine months ended December 31, 2001, an increase of $11.6 million, or 175.6%, compared to the $6.6 million sold for the nine months ended December 31, 2000. The increase in service fees, charges and other operating income was due primarily to a new service fee structure implemented on deposit accounts.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.7 million for the nine month period ended December 31, 2001, an increase of $198,000, or 3.6%, compared to the same period in 2000. This increase was primarily attributable to a $128,000, or 4.2%, increase in employee compensation and benefits, coupled with a $94,000, or 10.4%, increase in occupancy and equipment expense, which were partially offset by a decrease in other operating expense of $25,000, or 2.0%. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in pension-related expense and additional staff needed for operating a new full service branch opened in May, 2001 and a new drive-through facility opened in August 2001. The increase in occupancy and equipment expense was also primarily attributable to costs incurred in the new operating facilities. The Company currently plans to install a new computer system during February 2002 at an approximate cost of $500,000.

Federal Income Taxes

The provision for federal income taxes amounted to $665,000 for the nine months ended December 31, 2001, an increase of $124,000, or 22.9%, compared to the same period in 2000. The increase resulted primarily from a $362,000, or 22.8%, increase in pretax earnings year to year. The effective tax rates for the nine months ended December 31, 2001 and 2000 were 34.1% and 34.0%, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31, 2001 and 2000

Net earnings totaled $495,000 for the three months ended December 31, 2001, compared to net earnings of $395,000 for the same period in 2000, an increase of $100,000, or 25.3%. The increase in net earnings resulted primarily from an increase in other income of $213,000 and an increase of $163,000 in net interest income, which were partially offset by an increase in general, administrative and other expense of $202,000, an increase in federal income taxes of $55,000 and an increase in the provision for losses on loans totaling $19,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2001 and 2000 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $4.9 million for the three months ended December 31, 2001, an increase of $23,000, or 0.5%, over the same period in 2000. The increase can be primarily attributed to a $10.1 million, or 4.0%, increase in the average balance of loans and mortgage-backed securities outstanding, which was partially offset by a decrease in the average yield of 26 basis points, from 7.65% for the three months ended December 31, 2000, to 7.39% for the three months ended December 31, 2001.

Interest income on investments and interest-bearing deposits decreased by $138,000, or 25.4%, during the three months ended December 31, 2001, compared to the same period in 2000, as a result of a decrease in the average yield to 3.56% for the three months ended December 31, 2001, from 6.00% for the same period ended December 31, 2000, partially offset by an increase in the average balance outstanding of approximately $9.3 million, or 25.7%, year to year.

Interest expense on deposits and borrowings decreased by $278,000, or 8.4%, during the three months ended December 31, 2001, compared to the same period in 2000. The decrease can be primarily attributed to a decrease in the cost of deposits of 71 basis points, to 4.08% in 2001 from 4.79% in 2000, which was partially offset by a $4.3 million, or 7.7%, increase in the average balance of interest-bearing liabilities outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $163,000, or 7.9%, during the three months ended December 31, 2001, compared to the same period in 2000. The Company's interest rate spread increased from 2.65% at December 31, 2000 to 2.75% for the three months ended December 31, 2001. The Company's net interest margin increased from 2.85% for the three months ended December 31, 2000, to 2.89% for the quarter ended December 31, 2001.

Provision for Losses on Loans

The Company records a provision for losses on loans in an amount sufficient to cover known losses and losses in the portfolio that are both probable and reasonable to estimate. Such estimates are based on the facts and circumstances in existence as of December 31, 2001, and included a consideration of the factors discussed above relating to the increase in nonperforming loans as of December 31, 2001. Based upon this methodology, the Company recorded a provision for losses on loans totaling $21,000 for the three month period ended December 31, 2001, an increase of $19,000 over the same period in 2000. To the best of management's knowledge, all known losses as of December 31, 2001 have been recorded.

Other Income

Other income totaled $502,000 for the three months ended December 31, 2001, an increase of $213,000, or 73.7%, over the comparable 2000 period. This increase was due primarily to a $167,000 increase in gain on sale of loans, from $47,000 for the three months ended December 31, 2000 to $214,000 for the three months ended December 31, 2001, and a $46,000, or 19.0%, increase in service fees, charges and other operating income. The increase in gain on sale of loans was a result of increased loan sales in the 2001 period, compared to the same period in 2000. The increase in service fees, charges and other operating income was due primarily to a new service fee structure implemented on deposit accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2001 and 2000 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.0 million for the three month period ended December 31, 2001, an increase of $202,000, or 11.5%, compared to the same period in 2000, primarily attributable to a $146,000, or 15.1%, increase in employee compensation and benefits and a $64,000, or 17.1%, increase in other operating expense. The increase in employee compensation and benefits was primarily attributable to increased staffing levels related to the opening of two new operating facilities, normal merit increases and an increase in pension costs. The increase in other operating expenses was also primarily attributable to the opening of the new facilities.

Federal Income Taxes

The provision for federal income taxes amounted to $256,000 for the three months ended December 31, 2001, an increase of $55,000, or 27.4%, compared to the same period in 2000. The increase resulted primarily from a $155,000, or 26.0%, increase in pretax earnings year to year. The effective tax rates for the three months ended December 31, 2001 and 2000 were 34.1% and 33.7%, respectively.

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





Date:      February 14, 2002                 By: /s/Charles C. Finn
       ------------------------                  ----------------------------
                                                   Charles C. Finn
                                                   Chairman and President





Date:      February 14, 2002                 By: /s/Michael C. Anderson
       ------------------------                  ----------------------------
                                                   Michael C. Anderson
                                                    Chief Financial Officer