Form 10KSB/A
period 2001-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-06-28
CIK 1036030

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2001
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ____________________

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

         The issuer's revenues for the fiscal year ended March 31, 2001, were $22.6 million.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy  Statement for the 2001 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I

ITEM 1.  Business

General

         Wayne Savings Bancshares, Inc.

         Wayne Savings Bancshares, Inc. (the "Company") is a federal corporation which was organized on August 5, 1997. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On November 25, 1997, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At March 31, 2001, the Company had total assets of $311.6 million, total deposits of $277.7 million, and stockholders' equity of $25.3 million.

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

                                                                     At March 31,
                                      --------------------------------------------------------------------------
                                               2001                      2000                      1999
                                      ----------------------    ----------------------    ----------------------
                                          $            %             $            %            $            %
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Mortgage loans:
  One- to four-family residential(1)   $215,464       85.00%     $211,228        86.72%    $187,609        84.82%
  Residential construction loans....      7,078        2.79         4,035         1.66        7,668         3.47
  Multi-family residential..........      9,039        3.56         8,028         3.30        7,086         3.20
  Non-residential real estate/land(2)     7,525        2.97         6,068         2.49        5,610         2.53
                                        -------      ------       -------       ------      -------       ------
    Total mortgage loans............    239,106       94.32       229,359        94.17      207,973        94.02
Other loans:
  Consumer loans....................      9,630        3.80         9,041         3.71        8,415         3.80
  Commercial business loans.........      4,765        1.88         5,168         2.12        4,810         2.18
                                        -------      ------       -------       ------      -------       ------
    Total other loans...............     14,395        5.68        14,209         5.83       13,225         5.98
                                        -------      ------       -------       ------      -------       ------
  Total loans before net items......    253,501      100.00%      243,568       100.00%     221,198       100.00%
                                                     ======                     ======                    ======
Less:
  Loans in process..................      4,764                     4,136                     4,600
  Deferred loan origination fees....      1,463                     1,538                     1,855
  Allowance for loan losses.........        655                       793                       692
                                        -------                   -------                   -------
    Total loans receivable, net.....   $246,619                  $237,101                  $214,051
                                        =======                   =======                   =======
Mortgage-backed securities, net(3)..   $  8,574                  $ 10,459                  $  7,230
                                        =======                   =======                   =======


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

                                                              One         Three         Five          Ten         Beyond
                                                Within      Through      Through       Through      Through       Twenty
                                               One Year   Three Years   Five Years    Ten Years   Twenty Years    Years      Total
                                               --------   -----------   ----------    ---------   ------------    -----      -----
                                                                                   (In Thousands)
Mortgage loans(1):
  One to four family residential:
    Adjustable..........................       $49,926      $  549       $   --       $    --      $    --       $    --   $ 50,475
    Fixed...............................         2,269       1,239        1,476        16,075       61,967        83,834    166,860
Multi-family residential and nonresidential:
    Adjustable..........................        12,498       1,555           --            --           --            --     14,053
    Fixed...............................         1,010         682          645           123           --            51      2,511
Second Mortgage Loans(2)................             6          60          223         1,483           --            --      1,772
Commercial..............................         3,936          23           62           744           --            --      4,765
Consumer(3).............................         3,353       1,366        2,584           483           --            --      7,786
                                                ------       -----        -----        ------       ------        ------    -------
Total loans.............................       $72,998      $5,474       $4,990       $18,908      $61,967       $83,885   $248,222
                                                ======       =====        =====        ======       ======        ======    =======

Mortgage-backed securities(4)...........       $    --      $1,169       $  986       $ 6,327      $    --       $    --   $  8,482
                                                ======       =====        =====        ======       ======        ======    =======


-----------------------------

(1) Amounts shown are net of loans in process of $4.8 million. Does not include loans held for sale, nor $443,000 of non-performing loans.
(2)  This  total  does  not  include  equity  loans   collateralized  by  second
     mortgages.
(3)  Amounts shown are net of non-performing loans of $72,000.
(4) Includes mortgage-backed securities available for sale. Does not include premiums of $102,000, discounts of $63,000 and unrealized gains of $53,000.

         The following table sets forth at March 31, 2001 the dollar amount of all fixed rate and adjustable rate loans due or repricing after March 31, 2002.


                                                            Fixed            Adjustable            Total
                                                       --------------      -------------       -------------
                                                                           (In Thousands)
Mortgage loans(1):
  One- to four-family residential...................     $164,591              $  549            $165,140
  Multi-family residential and nonresidential.......        1,501               1,555               3,056

Other loans:
  Commercial business...............................          829                  -                  829
  Consumer..........................................        4,124               2,075               6,199
                                                          -------               -----             -------
    Total loans.....................................     $171,045              $4,179            $175,224
                                                          =======               =====             =======

Mortgage-backed securities(2).......................     $  2,861              $5,621            $  8,482
                                                          =======               =====             =======

-----------------------------
(1)  Includes loans held for sale.
(2) Includes mortgage-backed securities available for sale. Does not include premiums of $102,000, discounts of $63,000, and unrealized gains of $53,000.


         One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2001, the Company had $215.5 million, or 85.0%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

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

         The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 2001, the Company's ARM portfolio increased by $7.3 million, or 12.6%.

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

                                                                                At March 31,
                                                              ------------------------------------------------
                                                                   2001             2000              1999
                                                              -------------     -------------    -------------
                                                                                (In Thousands)
Total loans receivable, net at beginning of period........      $237,101         $214,094           $206,685
Loans originated:
   One- to four-family residential(1).....................        60,192           52,485             59,578
   Multi-family residential(2)............................         2,803              549              1,930
   Non-residential real estate/land.......................         4,255              223                179
   Consumer loans.........................................         6,854            7,498              6,498
   Commercial loans.......................................         1,611            4,194              3,681
                                                                 -------          -------            -------
      Total loans originated..............................        75,715           64,949             71,866
Loans sold:
   Whole loans............................................        (9,185)          (6,425)           (15,860)
                                                                 -------          -------            -------
      Total loans sold....................................        (9,185)          (6,425)           (15,860)

Mortgage loans transferred to REO.........................           (98)             (64)               (58)
Loan repayments...........................................       (56,485)         (37,105)           (48,686)
Other loan activity, net..................................          (429)           1,652                147
                                                                 -------          -------            -------
      Total loans receivable, net at end of period........      $246,619         $237,101           $214,094
                                                                 =======          =======            =======

Mortgage-backed securities at beginning of period.........      $ 10,459         $  7,230           $  4,275
Mortgage-backed securities purchased......................         2,025            8,030              6,576
Principal repayments and other activity...................        (3,906)          (4,801)            (3,621)
                                                                 -------          -------            -------
      Mortgage-backed securities at end of period.........      $  8,574         $ 10,459           $  7,230
                                                                 =======          =======            =======

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

       Non-Performing and Impaired Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible. An impaired loan is defined under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as impaired when based on current events and facts, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan can be either a performing or nonperforming loan. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

       At March 31, 2001, the Company had non-performing and impaired assets of $1.3 million and a ratio of non-performing and impaired assets to total assets of 0.42%. At March 31, 2000 and 1999, the Company had non-performing and impaired assets of $1.2 million and $365,000, respectively. The Company's levels of non-performing assets during the three year period ended March 31, 2001 were below peer group averages.

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

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                             (Dollars in Thousands)
Non-accrual loans:
   Mortgage loans:
      Permanent loans secured by one- to four-family dwelling units    $  443          $  170           $224
      All other mortgage loans..................................           --              --             --
   Non-mortgage loans:
      Commercial................................................           --              --             --
      Consumer..................................................           72              30             12
                                                                        -----           -----            ---
Total non-accrual loans.........................................          515             200            236
Accruing loans 90 days or more delinquent.......................           --              --             44
                                                                        -----           -----            ---
Total non-performing loans......................................          515             200            280
Impaired loans
  All other mortgage loans......................................          645             940             44
                                                                        -----           -----            ---
Total non-performing and impaired loans.........................        1,160           1,140            324
Total real estate owned(1)......................................          124              90             41
                                                                        -----           -----            ---
Total non-performing and impaired assets........................       $1,284          $1,230           $365
                                                                        =====           =====            ===
Total non-performing and impaired loans to net loans receivable.           .49%           .46%           .13%
Total non-performing and impaired loans to total assets.........           .37%           .37%           .12%
Total non-performing and impaired assets to total assets........           .42%           .36%           .12%

--------------------------------

(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

         During the year ended March 31, 2001, gross interest income of $12,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income on impaired loans is recognized using the cash method and totaled approximately $71,000 for the year ended March 31, 2001.

         The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Company's portfolio at the dates indicated.

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                               (Dollars in Thousands)
Loans past due 60-89 days.......................................       $2,536          $1,539         $1,710
Loans past due 90 days or more..................................          515             200            280
                                                                        -----           -----          -----
   Total past due 60 days or more...............................       $3,051          $1,739         $1,990
                                                                        =====           =====          =====


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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                               (Dollars in Thousands)
Substandard assets(1)...........................................         $569            $290           $206
Doubtful assets.................................................           --              --             --
Loss assets.....................................................           --              --              8
                                                                          ---              ---           ---
   Total classified assets......................................         $569            $290           $214
                                                                          ===             ===            ===

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

         During fiscal years ended March 31, 2001, 2000 and 1999, the Company added $96,000, $106,000 and $78,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $655,000, $793,000 and $692,000, at March 31, 2001, 2000 and 1999, respectively. The Company bases the provision for loan loss on several factors, including loan volume, portfolio mix, delinquencies, etc. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                              (Dollars in Thousands)
Loans receivable, net...........................................     $246,619        $237,095       $214,094
Average loans receivable, net...................................      245,624         229,845        209,178
Allowance balance (at beginning of period)......................          793             692            721
Provision for losses:
   Mortgage.....................................................           --              --             --
   Non-mortgage.................................................           --              --             --
   General......................................................           96             106             78
(Charge-offs) Recoveries:
   Mortgage.....................................................           --              --           (108)
   Non-Mortgage.................................................         (234)             (5)             1
                                                                      -------         -------        -------
Allowance balance (at end of period)............................     $    655        $    793       $    692
                                                                      =======         =======        =======
Allowance for loan losses as a percent of loans receivable,
   net at end of period.........................................          .27%            .33%           .32%
Net loans charged off as a percent of average loans receivable, net       .10%             --%           .05%
Ratio of allowance for loan losses to total
   non-performing and impaired assets at end of period..........        51.01%          64.47%        215.58%
Ratio of allowance for loan losses to
   non-performing and impaired loans at end of period...........        56.47%          69.57%        213.58%

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

                                                                           At March 31,
                                                 ---------------------------------------------------------------
                                                         2001                  2000                  1999
                                                 --------------------  -------------------   -------------------
                                                           % of Loans            % of Loans            % of Loans
                                                             in Each               in Each               in Each
                                                           Category to           Category to           Category to
                                                  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                                                  ------   -----------  ------   -----------  ------   -----------
                                                                     (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans.......       $574       87.7%      $423       88.4%      $400       88.3%
Multi-family residential loans..............         24        3.6         37        3.3         38        3.2
Consumer and commercial.....................         37        5.7        333        5.8        252        6.0
Non-residential real estate.................         20        3.0         --        2.5          2        2.5
                                                    ---       ----        ---      -----        ---      -----
Total allowance for loan losses.............       $655      100.0%      $793      100.0%      $692      100.0%
                                                    ===      =====        ===      =====        ===      =====


Investment Activities

         The Company's investment portfolio is comprised of investment securities and certificates of deposit in other financial institutions. The carrying value of the Company's investment securities totaled $19.3 million at March 31, 2001, compared to $27.2 million at March 31, 2000, a decrease of $7.9 million, or 28.9%. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $20.9 million at March 31, 2001 compared to $14.3 million at March 31, 2000, an increase of $6.6 million, or 46.2%.

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

                                                                                        At March 31,
                                                              ---------------------------------------------------------------
                                                                     2001                  2000                  1999
                                                              --------------------  -------------------   -------------------
                                                              Carrying    Market    Carrying    Market    Carrying    Market
                                                                Value      Value      Value      Value      Value      Value
                                                             ---------  ---------  ---------  --------   --------   --------
                                                                                       (In Thousands)
Investment securities:
  Corporate bonds and notes..................                 $ 3,994    $ 4,061    $ 2,987    $ 2,951    $    --    $    --
  U.S. Government and agency securities......                   9,501      9,567     20,057     19,528     11,666     11,588
  Obligations of state and political subdivisions                 146        146        155        155        164        164
  Certificates of deposit in other financial institutions       5,700      5,700      4,000      4,000      6,000      6,000
                                                               ------     ------     ------     ------     ------     ------
Total investment securities..................                  19,341     19,474     27,199     26,634     17,830     17,752
Other Investments:
  Interest-bearing deposits in other financial institutions    12,891     12,891      8,332      8,332     10,410     10,410
  Federal funds sold.........................                   6,000      6,000      3,475      3,475      4,295      4,295
  Federal Home Loan Bank stock...............                   3,510      3,510      3,160      3,160      2,919      2,919
                                                               ------     ------     ------     ------     ------     ------
   Total investments.........................                 $41,742    $41,875    $42,166    $41,601    $35,454    $35,376
                                                               ======     ======     ======     ======     ======     ======

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2001. The Company does not hold any investment securities with maturities in excess of 16 years.

                                                                                  At March 31, 2001
                                                 ---------------------------------------------------------------------------------
                                                   One Year or Less    One to Five Years    Five to Ten Years  More than Ten Years
                                                 ------------------   ------------------  -------------------   -----------------
                                                  Carrying  Average   Carrying  Average   Carrying   Average     Carrying Average
                                                    Value    Yield      Value    Yield      Value      Yield       Value    Yield
                                                 --------- --------   -------- ---------  --------- ---------   --------- --------
                                                                                (Dollars in Thousands)
Investment Securities:
  Corporate bonds and notes...................... $ 1,001     6.56%    $2,993     6.46%     $   --       --%     $   --       --%
  U.S. Government and agency.....................   3,994     6.04      2,033     5.75       1,998     6.69       1,476     6.40
  Obligations of state and political subdivisions      --      --          --      --           --       --         146     5.50
  Certificates of deposit in other financial
    institutions                                    5,700     5.10         --      --           --       --          --       --
                                                    -----     ----      -----     ----       -----      ----      -----     ----

  Total investment securities.................... $10,695     5.59%    $5,026     6.11%     $1,998     6.69%     $1,622     6.29%
                                                   ======     ====      =====     ====       =====     ====       =====     ====





                                                                            At March 31, 2001
                                                             -------------------------------------------------
                                                                           Total Investment
                                                                               Securities
                                                             -------------------------------------------------
                                                              Average                                   Weighted
                                                               Life       Carrying         Market       Average
                                                             In Years        Value         Value        Yield
                                                             ---------    ---------      ---------      -------
                                                                           (Dollars in Thousands)
Investment Securities:
   Corporate bonds and notes.......................                1.50    $ 3,994      $ 4,061           6.5%
   U.S. Government and agency......................                5.16      9,501        9,567           6.1
   Obligations of state and political subdivisions.               11.17        146          146           5.5
   Certificates of deposit in other financial institutions          .03      5,700        5,700           5.1
                                                                  -----     ------       ------           ---

     Total investment securities...................                2.93    $19,341      $19,474           5.87%
                                                                  =====     ======       ======           ====

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

         Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2001, comprised the following:


  Weighted                                                                                             Percentage
   Average                                                                   Minimum                    of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)
     1.73%               None             NOW Accounts                     $     --       $ 33,642          12.11%
     3.18                None             Passbook                               --         54,574          19.65
     3.23                None             Money Market Investor               2,500          8,905           3.21

                                             Certificates of Deposit

     5.51            12 months or less    Fixed term, fixed rate                500         25,494           9.18
     6.03            12 to 24 months      Fixed term, fixed rate                500        101,105          36.41
     5.26            25 to 36 months      Fixed term, fixed rate                500         10,036           3.61
     5.56            36 months or more    Fixed term, fixed rate                500          6,175           2.22
     6.46            Negotiable           Jumbo Certificates                100,000         37,775          13.61
                                                                                           -------         ------
                                                                                          $277,706         100.00%
                                                                                           =======         ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                         Balance at                          Balance at                        Balance at
                                          March 31,      %       Increase     March 31,      %       Increase   March 31,    %
                                            2001     Deposits   (Decrease)      2000      Deposits  (Decrease)    1999     Deposits
                                         ---------   ---------  ----------   ---------   ---------  ----------   -------- ---------
                                                                         (Dollars in Thousands)
   NOW accounts........................  $ 33,642      12.11%    $ 2,628     $ 31,014       11.71%   $  6,135    $ 24,879    10.57%
   Passbook statement accounts.........    54,574      19.65       1,500       53,074       20.03       6,608      46,466    19.75
   Money market passbook...............     8,905       3.21      (1,922)      10,827        4.09        (438)     11,265     4.79
   Certificates of deposit(1)
       Original maturities of:
       12 months or less...............    25,494       9.18     (16,228)      41,722       15.74       3,909      37,813    16.07
       12 to 24 months.................   101,105      36.41      46,764       54,341       20.51      20,340      34,001    14.45
       25 to 36 months.................    10,036       3.61     (14,751)      24,787        9.36     (13,909)     38,696    16.44
       36 months or more...............     6,175       2.22      (2,713)       8,888        3.35      (2,532)     11,420     4.85
       Negotiated jumbo................    37,775      13.61      (2,524)      40,299       15.21       9,512      30,787    13.08
                                          -------     ------      ------      -------      ------    --------     -------   ------
       Total...........................  $277,706     100.00%    $12,754     $264,952      100.00%    $29,625    $235,327   100.00%
                                          =======     ======      ======      =======      ======      ======     =======   ======


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

                                                                                 Years Ended March 31,
                                     ----------------------------------------------------------------------------------------------
                                                  2001                             2000                              1999
                                     -----------------------------    ----------------------------      ---------------------------
                                                Percent   Weighted              Percent   Weighted                Percent  Weighted
                                       Average     of     Average     Average      of     Average       Average     of     Average
                                       Balance  Deposits   Rate       Balance   Deposits   Rate         Balance   Deposits   Rate
                                      -------- --------- ---------   --------- --------- ---------     --------  --------- --------
                                                                         (Dollars in Thousands)
Noninterest-bearing demand deposits. $  5,684     2.19%     0.00%   $  4,652      1.84%     0.00%      $  4,477     2.01%     0.00%
NOW accounts........................   25,527     9.82      1.73      23,912      9.48      2.08         16,062     7.21      2.11
Passbook statement accounts.........   45,800    17.62      3.16      45,790     18.15      3.13         40,927    18.38      3.10
Money market passbook...............    9,637     3.71      3.23      11,411      4.52      3.28          9,615     4.32      3.31
Certificates of deposit.............  173,266    66.66      6.03     166,581     66.01      5.54        151,564    68.08      5.66
                                      -------   ------      ----     -------    ------      ----        -------   ------      ----
    Total deposits.................. $259,914   100.00%     4.87%   $252,346    100.00%     4.57%      $222,645   100.00%     4.72%
                                      =======   ======      ====     =======    ======      ====        =======   ======      ====


         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                             (Dollars in Thousands)
4.01- 6.00%.....................................................     $ 73,177        $127,653       $120,446
6.01- 8.00%.....................................................      107,408          42,382         29,486
8.01-10.00%.....................................................           --               2          2,785
                                                                      -------         -------        -------
   Total........................................................     $180,585        $170,037       $152,717
                                                                      =======         =======        =======


         The following table sets forth the amount and maturities of certificates of deposit at March 31, 2001.

                                                                             Amount Due
                                                   -------------------------------------------------------------
                                                   Less Than        1-2          2-3         After
                                                   One Year        Years        Years       3 Years      Total
                                                   --------      --------      -------    ----------    -------
Rate                                                                         (In Thousands)
----
4.01- 6.00%..............................           $ 54,252    $  14,114       $2,242       $2,569     $ 73,177
6.01- 8.00%..............................             74,792       32,007          170          439      107,408
8.01-10.00%..............................                 --           --           --           --           --
                                                     -------       ------        -----        -----      -------
   Total.................................           $129,044      $46,121       $2,412       $3,008     $180,585
                                                     =======       ======        =====        =====      =======


         The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2001.

                                 Maturity Period                             Certificates of Deposit
                                 ---------------                             -----------------------
                                                                                 (In Thousands)
         Three months or less..........................................                $14,204
         Over three months through six months..........................                  7,315
         Over six months through twelve months.........................                  9,020
         Over twelve months............................................                  7,236
                                                                                        ------
              Total....................................................                $37,775
                                                                                        ======


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

                                                  Year Ended March 31,
                                           ----------------------------------
                                             2001        2000         1999
                                           --------    -------      --------
(Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance...........    $10,000     $12,000      $16,000
   Balance at end of period............      6,000      12,000        9,000
   Average balance.....................      7,877       8,596       11,667

Weighted average interest rate on:
   Balance at end of period............       5.54%       5.98%        5.68%
   Average balance for period..........       5.69        5.63         5.75

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

ITEM 2.  Properties

         The Bank conducts its business through its main office located in Wooster, Ohio, and seven full service branch offices located in four counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at March 31, 2001. The aggregate net book value of the Company's premises and equipment was $8.8 million at March 31, 2001.

         Wayne Savings Community Bank

              Location                                   Year Opened                      Owned or Leased
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


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Years Ended March 31, 2001 and March 31, 2000


         General. The Company reported net earnings of $1.3 million for the fiscal year ended March 31, 2001. This represents a 16.0% increase over net earnings of $1.1 million reported in the prior fiscal year.

         Net interest income decreased by $280,000, or 3.2%, from the prior fiscal year, caused by rising short-term rates through most of the fiscal year. The increase in earnings in fiscal 2001 was due primarily to an $86,000 decrease in general, administrative and other expense, coupled with a $126,000 increase in gain on sale of loans and an increase in service fees, charges and other operating income of $171,000, which were partially offset by a $51,000 increase in the provision for federal income taxes.

         Interest Income. Interest income totaled $21.5 million for the fiscal year ended March 31, 2001, an increase of $806,000, or 3.9% from interest income of $20.7 million for the fiscal year ended March 31, 2000. Interest income increased due to an increase in the average balance of interest-earning assets of $11.5 million, or 4.1%, to $288.2 million, partially offset by a decrease in the average yield to 7.46% from 7.48% for the prior year.

         Interest income on loans increased by $774,000, or 4.3%, due to a $15.8 million, or 6.9%, increase in the average balance of loans outstanding, which was partially offset by a decrease in the average yield to 7.61% from 7.80%.

         Interest income on mortgage-backed securities decreased by $19,000, or 3.2%, primarily due to a decrease in the average balance of $398,000, or 3.9%, to $9.8 million for the year ended March 31, 2001. The yield on these assets increased to 5.98%, from 5.93% for the previous year.

         Interest income on investment securities and interest-bearing deposits increased by $51,000, or 2.3%, primarily as a result of an increase in average yield. The yield on investment securities increased to 7.36%, from 6.86% for the prior year, while the yield on interest-bearing deposits rose to 5.93%, from 5.25% for the prior fiscal year. The average balance of these assets decreased by approximately $3.9 million, as the Company funded loan growth.

         Interest Expense. Interest expense for the fiscal year ended March 31, 2001, totaled $13.1 million, an increase of $1.1 million, or 9.0%, from interest expense of $12.0 million for the previous year. The increase resulted from an increase in the average balance of interest-bearing liabilities of $6.8 million, or 2.6%, to $267.8 million, coupled with an increase in the average cost of funds to 4.89% for the fiscal year ended March 31, 2001, from 4.60% for the previous fiscal year.

         Interest expense on deposits increased $1.1 million, or 9.7%, to $12.7 million as a result of an increase in the cost of deposits from 4.57% to 4.87% in fiscal 2001, coupled with an increase in the average deposits outstanding, from $252.3 million for fiscal 2000 to $259.9 million in fiscal 2001.

         Interest expense on borrowings for the fiscal year ended March 31, 2001, decreased $36,000, or 7.4%, to $448,000. The decrease was the result of a decrease in the average balance of borrowings outstanding of $719,000, or 8.4%, partially offset by an increase in the cost of borrowings from 5.63% to 5.69%, in fiscal 2001.

         Net Interest Income. Net interest income for the fiscal year ended March 31, 2001 was $8.4 million, compared to $8.7 million for the previous fiscal year, as the Company's interest rate spread decreased from 2.88% to 2.57% in fiscal 2001. This was partially offset by growth of $11.5 million in average interest-earning assets and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 107.62% in fiscal 2001 from 106.05% in fiscal 2000.

         Provision for Losses on Loans. As stated previously, the Company maintains an allowance for loan losses based on prior loss experience, the level of non-performing and problem loans in the portfolio, and the effects on the portfolio of general economic conditions. The Company recorded a provision for losses on loans of $96,000 for the fiscal year ended March 31, 2001, primarily due to growth in the loan portfolio coupled with management's assessment of the collateral securing non-performing loans.

         Other Income. Other income, consisting primarily of gain on sale of loans, service fees and charges on deposit accounts, increased by $297,000, or 39.7%, to $1.0 million for fiscal 2001. The increase was a result of an increase of $126,000, or 450.0%, in gain on sale of fixed-rate mortgage loans. Fixed-rate mortgage loans sold totaled $9.2 million compared to $6.4 million sold in the previous fiscal year. Service fees, charges and other operating income increased by $171,000, or 23.8%, to $891,000 in fiscal 2001 as fees related to the deposit accounts increased.

         General, Administrative and Other Expense. General, administrative and other expense, consisting primarily of employee compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums, and other operating expenses, totaled $7.3 million for the year ended March 31, 2001, a decrease of $86,000, or 1.2%, compared to fiscal 2000. The decrease was primarily a result of a decrease in federal deposit insurance premiums of $87,000, or 50.3% a decrease in occupancy and equipment of $59,000, or 4.2%, and a decrease in franchise taxes of $99,000, or 30.0%, which were partially offset by an increase of $140,000, or 3.7%, in employee compensation and benefits. As a result of filings related to the conversion offering discussed in Note P of the audited Consolidated Financial Statements and discussions with its primary regulator, the Company's management restated its consolidated financial statements to include as expenses certain operating costs that were previously paid or reimbursed by Wayne Savings Bankshares, M.H.C. The adjustment related to the M.H.C. reimbursements resulted in a reduction of net earnings of $100,000, or $.04 per diluted share, $177,000, or $.07 per diluted share, and $11,000, or $.00 per diluted share, for each of the three years ended March 31, 2001, 2000 and 199, respectively, substantially offset by an increase to stockholders' equity as a result of a reduction in cash dividends paid to the M.H.C. totaling $258,000.

         Additionally, management restated the Company's 2001, 2000 and 1999 consolidated financial statements for various adjustments related to depreciation expense and other adjustments. These adjustments resulted in a decrease in net earnings of $29,000, or $.01 per diluted share in fiscal 2001, an increase in net earnings of $74,000, or $.03 per share in fiscal 2000, and a decrease of $2,000, or $.00 per diluted share for fiscal 1999.

         The cumulative effect of the two adjustments resulted in a reduction in net earnings of $129,000, or $.05 per diluted share in fiscal 2001, a $103,000, or $.04 per diluted share decrease in fiscal 2000, and an $11,000, or $.00 per diluted share decrease in fiscal 1999. The cumulative effect of these adjustments on stockholders' equity at March 31, 2001, was a decrease of $30,000, or $.01 per diluted share. For additional information regarding the restatement, see Note R to the audited Consolidated Financial Statements.

         The decrease in federal deposit insurance premiums was due to a reduction in premium rates. The decrease in franchise taxes reflects refunds received in fiscal 2001, as well as a decline in the rate of tax year to year. The decrease in occupancy and equipment expense generally reflected a reduction in depreciation expense due to assets becoming fully depreciated in fiscal 2001. The Company decided to replace its data processing equipment in February 2002 at the approximate cost of $400,000, which will be depreciated over a five-year period. The increase in employee compensation and benefits was due primarily to normal merit increases and a reduction in the level of deferred loan origination costs year to year.

         Income Taxes. The provision for income taxes totaled $675,000 for the year ended March 31, 2001, an increase of $51,000, or 8.1%, compared to the $624,000 provision recorded for the previous fiscal year. The increase in income taxes generally reflects the higher pre-tax earnings for the fiscal year ended March 31, 2001. The effective tax rates were 33.6% and 33.0% for the years ended March 31, 2001 and 2000.


Results of Operations for the Years Ended March 31, 2000 and March 31, 1999


         General. The Company reported net earnings of $1.1 million for the fiscal year ended March 31, 2000. This represents a $480,000, or 29.5% decrease from net earnings of $1.6 million reported in the prior fiscal year. The decrease in net earnings was primarily due to a $946,000, or 14.6%, increase in general, administrative and other expense, a $237,000, or 24.1%, decrease in other income, and a $28,000, or 35.9%, increase in provision for losses on loans, which were partially offset by a $639,000, or 7.9%, increase in net interest income and a $214,000, or 25.5%, decrease in federal income taxes. Net earnings for fiscal 2000 were also negatively impacted by the change in accounting principle related to organizational costs previously reimbursed by the MHC totaling $122,000, net of tax.

         Interest Income. Interest income on loans totaled $17.9 million for the fiscal year ended March 31, 2000, an increase of $952,000, or 5.6% over the $17.0 million recorded for fiscal 1999. The increase in interest income on loans was due primarily to a $20.7 million, or 9.9%, increase in the average outstanding balance to $229.8 million, partially offset by a 31 basis point decrease in the average yield to 7.80% for the fiscal year ended March 31, 2000.

         Interest income on mortgage-backed securities totaled $602,000 for the fiscal year ended March 31, 2000, an increase of $197,000, or 48.6%, from $405,000 for fiscal 1999. The increase was primarily attributable to a $3.0 million, or 41.6%, increase in the average outstanding balance to $10.2 million, coupled with an increase in the yield of 28 basis points to 5.93% for the fiscal year ended March 31, 2000.

         Interest income on investments and interest-bearing deposits amounted to $2.2 million for the fiscal year ended March 31, 2000, an increase of $317,000, or 17.1%, from the $1.9 million for fiscal 1999. The increase was primarily attributable to a $2.4 million, or 6.9%, increase in the average outstanding balance to $36.7 million, coupled with an increase in the yield of 51 basis points to 5.91% for the fiscal year ended March 31, 2000.

         Interest Expense. Interest expense on deposits totaled $11.5 million for the fiscal year ended March 31, 2000, an increase of $1.0 million, or 9.6%, over the $10.5 million total for fiscal 1999. The increase in interest expense on deposits was primarily attributable to a $29.7 million, or 13.3%, increase in the average outstanding balance to $252.3 million, partially offset by a decrease in the yield of 15 basis points to 4.57% for the fiscal year ended March 31, 2000.

         Interest expense on borrowings totaled $484,000 for the fiscal year ended March 31, 2000, a decrease of $187,000, or 27.9% from the $671,000 recorded for fiscal 1999. The decrease in interest on borrowings was attributable to a $3.1 million, or 26.3%, decrease in the average outstanding balance to $8.6 million coupled with a 12 basis point decrease in the yield to 5.63% for the fiscal year ended March 31, 2000.

         Net Interest Income. Net interest income totaled $8.7 million for the fiscal year ended March 31, 2001, an increase of $639,000, or 7.9%, over the $8.0 million recorded in fiscal 1999. The increase in net interest income was primarily attributable to an increase in average interest-earning assets totaling $26.0 million, or 10.4%, to $276.7 million for the fiscal year ended March 31, 2000, partially offset by a decrease in the average yield of 19 basis points to 7.48% from 7.67%. The interest rate spread decreased by 2 basis points to 2.88% in fiscal 2000 from 2.90% in fiscal 1999. The net interest margin decreased by 7 basis points to 3.14% in fiscal 2000 from 3.21% in fiscal 1999.

         Provision for Losses on Loans. The Company's provision for losses on loans totaled $106,000 and $78,000 for the fiscal years ended March 31, 2000 and 1999, respectively. To the best of management's knowledge, all known losses as of March 31, 2000 and 1999, have been recorded.

         Other Income. Other income, consisting primarily of gain on sale of loans, service fees and charges on deposit accounts, decreased by $237,000, or 24.1%, to $748,000 for the fiscal year ended March 31, 2000. The decrease in other income was primarily attributable to a decrease in gain on sale of loans of $275,000, or 90.8%, in fiscal 2000 as compared to fiscal 1999. Fixed-rate mortgage loans sold totaled $6.4 million, compared to $15.9 million sold in fiscal 1999. Service fees, charges and other operating income increased by $38,000, or 5.6%, to $720,000 for the fiscal year ended March 31, 2000, due primarily to increased fee activity related to deposit accounts.

         General, Administrative and Other Expense. General, administrative and other expense totaled $7.4 million for the fiscal year ended March 31, 2000, an increase of $946,000, or 14.6%, over the $6.5 million recorded for fiscal 1999. The increase in general, administrative and other expense was primarily attributable to a $522,000, or 15.8%, increase in employee compensation and benefits, a $283,000, or 25.5%, increase in occupancy and equipment expense, a $107,000, or 7.0%, increase in other operating expense, a $67,000 increase in operating expenses previously paid by or allocated to the M.H.C., a $59,000, or 21.9%, increase in franchise taxes, partially offset by a decrease of $63,000, or 91.3%, in loss of disposal on real estate acquired through foreclosure and a $29,000, or 14.4%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits, occupancy expense, and other operating expenses were primarily due to opening two new branches during the fiscal year ended March 31, 2000, including the Village Savings Bank, F.S.B. subsidiary. The increase in operating expenses previously paid by the M.H.C. was due to legal fees the M.H.C. incurred in successfully defending itself in a lawsuit filed by a former employee. The increase in franchise taxes was due to increased equity, while the decrease in federal deposit insurance premiums was due to decreased insurance premiums. In fiscal 1999, the Company sold real estate acquired through foreclosure recognizing a $69,000 loss, while no large properties were sold in fiscal 2000.

         Federal Income Taxes. The provision for federal income taxes was $624,000 for the fiscal year ended March 31, 2000, a decrease of $214,000, or 25.5%, compared to fiscal 1999. The decrease resulted primarily from a $358,000, or 22.0%, decrease in pre-tax earnings. The effective tax rate for the fiscal year ended March 31, 2000, was 32.9% compared to 34.0% for the fiscal year ended March 31, 1999.

Average Balance Sheet

    The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                                                       Year Ended March 31,
                                    ---------------------------------------------------------------------------------------
                                               2001                            2000                            1999
                                       --------------------           ---------------------            --------------------
                                    Average             Average    Average              Average     Average             Average
                                    Balance  Interest    Rate      Balance   Interest    Rate       Balance  Interest    Rate
                                    -------  --------    ----      -------   --------    ----       -------  --------    ----
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net1 ......   $245,624   $18,701     7.61%   $229,845   $17,927      7.80%    $209,178   $16,975    8.11%
   Mortgage-backed securities 2       9,754       583     5.98      10,152       602      5.93        7,170       405    5.65
   Investment securities........     19,342     1,423     7.36      15,053     1,033      6.86       12,999       784    6.03
   Interest-bearing deposits 3 .     13,481       799     5.93      21,669     1,138      5.25       21,345     1,070    5.01
                                    -------    ------     ----     -------    ------      ----      -------    ------    ----
      Total interest-earning assets 288,201    21,506     7.46     276,719    20,700      7.48      250,692    19,234    7.67
Non-interest-earning assets.....     10,727                         16,165                           11,988
                                    -------                         ------                         -------
      Total assets..............   $298,928                       $292,884                         $262,680
                                    =======                        =======                          =======

Interest-bearing liabilities:
   Deposits.....................   $259,914    12,652     4.87    $252,346    11,530      4.57     $222,645   $10,516    4.72
   Borrowings...................      7,877       448     5.69       8,596       484      5.63       11,667       671    5.75
                                    -------    ------     ----     -------    ------      ----      -------    ------    ----
      Total interest-bearing
          liabilities...........    267,791    13,100     4.89     260,942    12,014      4.60      234,312    11,187    4.77
Non-interest-bearing liabilities      5,893                          6,844                            4,549
                                    -------                         ------                          -------
      Total liabilities.........    273,684                        267,786                          238,861
Stockholders' equity............     25,244                         25,098                           23,819
                                    -------                         ------                          -------
      Total liabilities and
         stockholders' equity...   $298,928                       $292,884                         $262,680
                                    =======                        =======                          =======
Net interest income.............              $ 8,406                        $ 8,686                          $ 8,047
                                               ======                         ======                           ======
Interest rate spread 4 .........                          2.57%                           2.88%                          2.90%
                                                          ====                            ====                           ====

Net yield on interest-earning
   assets5 .....................                          2.92%                           3.14%                          3.21%
                                                          ====                            ====                           ====

Ratio of average interest-earning
   assets to average interest-
   bearing liabilities..........                        107.62%                         106.05%                        106.99%
                                                        ======                          ======                         ======

1    Includes non-accrual loan balances.
2    Includes mortgage-backed securities designated as available for sale.
3 Includes federal funds sold and interest-bearing deposits in other financial institutions.
4 Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5 Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

    The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); and (ii) changes in rate (change in rate multiplied by old average volume). Changes in rate-volume (changes in rate multiplied by the change in average volume) have been allocated proportionately between changes in rate and changes in volume and the net change.

                                                                             Year Ended March 31,
                                          -------------------------------------------------------------------------------------
                                                        2001 vs. 2000                                   2000 vs. 1999
                                          --------------------------------------            ----------------------------------
                                             Increase (Decrease)                             Increase (Decrease)
                                                   Due to               Total                       Due to             Total
                                          -----------------------      Increase            ----------------------    Increase
                                             Volume         Rate      (Decrease)              Volume        Rate    (Decrease)
                                             ------         ----      ----------              ------        ----    ----------
                                                                                (In thousands)
Interest income attributable to:
  Loans receivable.....................      $1,218         $(444)       $  774               $1,625        $(734)     $  891
  Mortgage-backed securities...........         (24)            5           (19)                 176           21         197
  Other interest-earning assets........        (245)          296            51                  134          183         317
                                              -----          ----         -----                -----         ----       -----
     Total interest-earning assets ....         949          (143)          806                1,935         (530)      1,405

Interest expense attributable to:
  Deposits.............................         352           770         1,122                1,358         (344)      1,014
  Borrowings ..........................         (41)            5           (36)                (173)         (14)       (187)
                                              -----          ----         -----
     Total interest-bearing liabilities         311           775         1,086                1,185         (358)        827
                                               ----         -----         -----                -----         ----       -----

  Increase (decrease) in
    net interest income................      $  638         $(918)       $ (280)              $  750        $(172)     $  578
                                              =====          ====         =====                =====         ====       =====

Asset and Liability Management-Interest Rate Sensitivity Analysis

    The Banks, like other financial institutions, are subject to interest rate risk to the extent that their interest-earning assets reprice at a different time than their interest-bearing liabilities. As part of their effort to monitor and manage interest rate risk, the Banks use the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its interest rate sensitivity regulations. The application of NPV methodology illustrates certain aspects of the Banks' interest rate risk.

    Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered.

    Presented below, as of March 31, 2001 and 2000, is an analysis of the Banks' interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100-300 basis points in market interest rates.

                                                As of March 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                Net Portfolio Value                               NPV as % of PV of Assets
      Change in Interest               ----------------------------------------                 ---------------------------
      Rates (Basis points)              $ Amount      $ Change          % Change                 NPV Ratio            Change
      --------------------              --------      --------          --------                 ---------            ------
                                             (In thousands)
           +300 bp                      $20,998       $(19,023)           (48)%                    6.92%             (532 bp)
           +200 bp                       27,428        (12,593)           (31)                     8.81              (343 bp)
           +100 bp                       33,598         (6,423)           (16)                    10.53              (171 bp)
              0 bp                       40,021             --             --                     12.24                --
           -100 bp                       43,048          3,027              8                     12.99                75 bp
           -200 bp                       43,135          3,114              8                     12.95                71 bp
           -300 bp                       43,539          3,518              9                     13.00                76 bp



                                                As of March 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                Net Portfolio Value                               NPV as % of PV of Assets
      Change in Interest               ----------------------------------------                 ---------------------------
      Rates (Basis points)              $ Amount      $ Change          % Change                 NPV Ratio            Change
      --------------------              --------      --------          --------                 ---------            ------
                                             (In thousands)
           +300 bp                     $  9,936       $(17,014)           (63)%                    3.52%             (536 bp)
           +200 bp                       15,692        (11,258)           (42)                     5.43              (346 bp)
           +100 bp                       21,323         (5,627)           (21)                     7.20              (169 bp)
              0 bp                       26,950             --             --                      8.89               --
           -100 bp                       31,752          4,802             18                     10.26               137 bp
           -200 bp                       34,410          7,460             28                     10.97               208 bp
           -300 bp                       35,282          8,332             31                     11.17               228 bp

    As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

    The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating adjustable rate mortgage ("ARM") loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in the lower long-term interest rate environment, which currently exists, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2001. During fiscal 2001, $9.2 million long-term fixed rate loans were sold as part of the Company's strategy to address interest rate risk. The Company sought to lengthen the maturities of its deposits by promoting longer-term certificates; however, the Company was not successful in lengthening the maturities of its deposits in the declining short-term interest rate environment that existed throughout most of the year. The Company also negotiates interest rates on certificates of deposit of $100,000 or more.

    The Company has an Asset-Liability Management Committee, which is responsible for reviewing the Company's asset-liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Banks have operated within the framework of their prescribed asset/liability risk ranges for each of the last three years.

Liquidity and Capital Resources

    The Banks' primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Banks manage the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Banks invest excess funds in federal funds and other short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Federal funds sold and other assets qualifying for liquidity outstanding at March 31, 2001, 2000 and 1999, amounted to $42.5 million, $47.8 million, and $37.7 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Statements of Cash Flows included in the Financial Statements.

    A major portion of the Banks' liquidity consists of cash and cash equivalents, which are a product of their operating, investing and financing activities. The primary sources of cash were net earnings, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. Liquidity management is both a daily and long-term function of business management. If the Banks require funds beyond their ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank ("FHLB") which provide an additional source of funds. At March 31, 2001, the Company had $6.0 million in outstanding advances from the FHLB.

    At March 31, 2001, the Company had outstanding loan commitments of $24.0 million, including the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2001, totaled $129.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

Impact of Inflation and Changing Prices

    The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Recent Accounting Pronouncements

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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective April 1, 2001, as required, without material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on consolidated financial position or results of operations.

ITEM 7.  Financial Statements and Supplementary Data



                                    CONTENTS

                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         37

FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (as of
  March 31, 2001 and 2000)                                                 38

  CONSOLIDATED STATEMENTS OF EARNINGS (for the years ended
  March 31, 2001, 2000 and 1999)                                           39

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (for the years ended March 31, 2001, 2000 and 1999)                      40

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (for the
  years ended March 31, 2001, 2000 and 1999)                               41

  CONSOLIDATED STATEMENTS OF CASH FLOWS (for the years ended
  March 31, 2001, 2000 and 1999)                                           42

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               44

               Report of Independent Certified Public Accountants


Board of Directors
Wayne Savings Bancshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Wayne Savings Bancshares, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayne Savings Bancshares, Inc. as of March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Notes A-12 and R, the Company changed its method of accounting for organization costs during fiscal 2000. Additionally, the Company has restated its March 31, 2001, 2000 and 1999 consolidated financial statements to include various operating expenses paid by or reimbursed by its parent, Wayne Savings Bankshares, Inc. M.H.C., as well as recording adjustments related to depreciation expense and certain other accounts.



/s/GRANT THORNTON LLP


Cincinnati, Ohio
May 11, 2001 (except for Notes A-12, P and R as to which the date is June 14,
2002)

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollars in thousands, except share data)

                                                                                               March 31,      March 31,
         ASSETS                                                                                     2001           2000
                                                                                              (Restated)     (Restated)
Cash and due from banks                                                                         $  2,011       $  2,489
Federal funds sold                                                                                 6,000          3,475
Interest-bearing deposits in other financial institutions                                         12,891          8,332
                                                                                                 -------        -------
         Cash and cash equivalents                                                                20,902         14,296

Certificates of deposit in other financial institutions                                            5,700          4,000
Investment securities held to maturity - at amortized cost, approximate
  market value of $13,774 and $22,634 as of March 31, 2001 and 2000, respectively                 13,641         23,199
Mortgage-backed securities available for sale - at market                                          2,911          3,450
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $5,694 and $6,938 as of March 31, 2001 and 2000, respectively                    5,663          7,009
Loans receivable - net                                                                           246,619        237,101
Loans held for sale - at lower of cost or market                                                     861            317
Office premises and equipment - net                                                                8,780          8,455
Real estate acquired through foreclosure - net                                                       124             90
Federal Home Loan Bank stock - at cost                                                             3,510          3,160
Accrued interest receivable on loans                                                               1,328          1,255
Accrued interest receivable on mortgage-backed securities                                             42             60
Accrued interest receivable on investments and interest-bearing deposits                             211            354
Prepaid expenses and other assets                                                                  1,285          1,013
Prepaid federal income taxes                                                                          63            271
                                                                                                 -------        -------

         Total assets                                                                           $311,640       $304,030
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $277,706       $264,952
Advances from the Federal Home Loan Bank                                                           6,000         12,000
Advances by borrowers for taxes and insurance                                                        827            777
Accrued interest payable                                                                             245            228
Accounts payable on mortgage loans serviced for others                                               234            100
Other liabilities                                                                                    918            636
Deferred federal income taxes                                                                        455            375
                                                                                                 -------        -------
         Total liabilities                                                                       286,385        279,068

Commitments and contingent liabilities                                                                -              -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized; 2,638,835 shares issued at March 31, 2001 and
    2,632,229 shares issued at March 31, 2000)                                                     2,639          2,632
  Additional paid-in capital                                                                      14,436         14,393
  Retained earnings - substantially restricted                                                     9,150          8,618
  Less 57,042 and 33,214 shares of treasury stock, at March 31, 2001
    and 2000, respectively - at cost                                                              (1,003)          (645)
  Accumulated other comprehensive income (loss),
    unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                        33            (36)
                                                                                                 -------        -------
         Total stockholders' equity                                                               25,255         24,962
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $311,640       $304,030
                                                                                                 =======        =======


The accompanying notes are an integral part of these statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    (Dollars in thousands, except share data)

                                                                                                     For the year ended
                                                                                                           March 31,
                                                                                                    2001       2000       1999
                                                                                              (Restated) (Restated) (Restated)
Interest income:
  Loans                                                                                          $18,701    $17,927    $16,975
  Mortgage-backed securities                                                                         583        602        405
  Investment securities                                                                            1,423      1,033        784
  Interest-bearing deposits and other                                                                799      1,138      1,070
                                                                                                  ------     ------     ------
         Total interest income                                                                    21,506     20,700     19,234

Interest expense:
  Deposits                                                                                        12,652     11,530     10,516
  Borrowings                                                                                         448        484        671
                                                                                                  ------     ------     ------
         Total interest expense                                                                   13,100     12,014     11,187
                                                                                                  ------     ------     ------

         Net interest income                                                                       8,406      8,686      8,047

Provision for losses on loans                                                                         96        106         78
                                                                                                  ------     ------     ------

         Net interest income after provision for losses on loans                                   8,310      8,580      7,969

Other income:
  Gain on sale of loans                                                                              154         28        303
  Service fees, charges and other operating                                                          891        720        682
                                                                                                  ------     ------     ------
         Total other income                                                                        1,045        748        985

General, administrative and other expense:
  Employee compensation and benefits                                                               3,957      3,817      3,295
  Occupancy and equipment                                                                          1,335      1,394      1,111
  Federal deposit insurance premiums                                                                  86        173        202
  Franchise taxes                                                                                    230        329        270
  Loss on disposal of real estate acquired through foreclosure                                        -           6         69
  Other operating                                                                                  1,590      1,631      1,524
  Operating expenses previously paid by or allocated to M.H.C.                                       150         84         17
                                                                                                  ------     ------     ------
         Total general, administrative and other expense                                           7,348      7,434      6,488
                                                                                                  ------     ------     ------

         Earnings before income taxes and change in accounting principle                           2,007      1,894      2,466

Federal incomes taxes:
   Current                                                                                           640        580        678
   Deferred                                                                                           35         44        160
                                                                                                  ------     ------     ------
         Total federal income taxes                                                                  675        624        838
                                                                                                  ------     ------     ------

         Net earnings before change in accounting principle                                        1,332      1,270      1,628

Change in accounting principle related to allocated organization costs -
  net of tax of $63,000                                                                               -        (122)        -
                                                                                                  ------     ------     ------

         NET EARNINGS                                                                            $ 1,332    $ 1,148    $ 1,628
                                                                                                  ======     ======     ======

         Basic earnings per share
           Earnings before cumulative change in accounting principle                               $0.51      $0.49      $0.62
           Cumulative change in accounting principle                                                  -       (0.05)        -
                                                                                                    ----       ----       ----
         Basic earnings per share                                                                  $0.51      $0.44      $0.62
                                                                                                    ====       ====       ====

         Diluted earnings per share
           Earnings before cumulative change in accounting principle                               $0.51      $0.49      $0.62
           Cumulative change in accounting principle                                                  -       (0.05)        -
                                                                                                    ----       ----       ----
         Diluted earnings per share                                                                $0.51      $0.44      $0.62
                                                                                                    ====       ====       ====

The accompanying notes are an integral part of these statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                                                 For the year ended
                                                                                                      March 31,
                                                                                             2001       2000       1999
                                                                                       (Restated) (Restated) (Restated)

Net earnings                                                                               $1,332     $1,148     $1,628

Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) on securities, net of taxes
    (benefits) of $36, $(20) and $(8) during the respective periods                            69        (38)       (15)
                                                                                            -----      -----      -----

Comprehensive income                                                                       $1,401     $1,110     $1,613
                                                                                            =====      =====      =====

Accumulated comprehensive income (loss)                                                    $   33     $  (36)    $    2
                                                                                            =====      =====      =====































The accompanying notes are an integral part of these statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                    Years ended March 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                                              Unrealized gains
                                                                                                   (losses) on
                                                                                                    securities           Total
                                                       Additional                     Treasury      designated          stock-
                                            Common        paid-in        Retained       stock-    as available        holders'
                                             stock        capital        earnings      at cost        for sale          equity
Balance at April 1, 1998 (Restated)         $2,258       $  5,963         $16,157    $     (10)          $  17         $24,385
Stock options exercised                         22             92              -           (27)             -               87
Net earnings for the year ended
  March 31, 1999 (restated)                     -              -            1,628           -               -            1,628
Stock dividend                                 225          6,425          (6,650)          -               -               -
Cash dividends                                  -              -             (754)          -               -             (754)
Purchase of treasury shares - at cost           -              -               -          (431)             -             (431)
Unrealized losses on securities
  designated as available for
  sale, net of related tax effects              -              -               -            -              (15)            (15)
                                             -----         ------           -----       ------            ----          ------

Balance at March 31, 1999 (Restated)         2,505         12,480          10,381         (468)              2          24,900

Stock options exercised                          2              9              -            -               -               11
Net earnings for the year ended
  March 31, 2000 (restated)                     -              -            1,148           -               -            1,148
Stock dividend                                 125          1,904          (2,029)          -               -               -
Cash dividends                                  -              -             (882)          -               -             (882)
Purchase of treasury shares - at cost           -              -               -          (177)             -             (177)
Unrealized losses on securities
  designated as available for sale,
   net of related tax effects                   -              -               -            -              (38)            (38)
                                             -----         ------           -----       ------            ----          ------

Balance at March 31, 2000 (Restated)         2,632         14,393           8,618         (645)            (36)         24,962

Stock options exercised                          7             43              -            -               -               50
Net earnings for the year ended
  March 31, 2001 (restated)                     -              -            1,332           -               -            1,332
Cash dividends                                  -              -             (800)          -               -             (800)
Purchase of treasury shares - at cost           -              -               -          (358)             -             (358)
Unrealized gains on securities
  designated as available for sale,
  net of related tax effects                    -              -               -            -               69              69
                                             -----         ------           -----       ------            ----          ------

Balance at March 31, 2001 (Restated)        $2,639        $14,436          $9,150      $(1,003)          $  33         $25,255
                                             =====         ======           =====       ======            ====          ======










The accompanying notes are an integral part of these statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended March 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                                           For the year ended March 31,
                                                                                           2001         2000       1999
                                                                                     (Restated)   (Restated) (Restated)
Cash flows provided by (used in) operating activities:
  Net earnings for the year                                                             $ 1,332      $ 1,148    $ 1,628
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                      (16)          90        143
    Amortization of deferred loan origination fees                                         (161)        (532)      (574)
    Depreciation and amortization                                                           555          586        482
    (Gain) loss on sale of loans                                                            (62)          42       (149)
    Proceeds from sale of loans in the secondary market                                   9,247        6,383     16,009
    Loans originated for sale in the secondary market                                    (9,729)      (5,157)   (16,251)
    Provision for losses on loans                                                            96          106         78
    Loss on disposal of real estate acquired through foreclosure                             -             6        110
    Federal Home Loan Bank stock dividends                                                 (247)        (241)      (200)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                  (73)        (127)        24
      Accrued interest receivable on mortgage-backed securities                              18          (31)        (6)
      Accrued interest receivable on investments
        and interest-bearing deposits                                                       143         (165)        (9)
      Prepaid expenses and other assets                                                    (272)         965       (967)
      Accrued interest payable                                                               17           49        (18)
      Accounts payable on mortgage loans serviced for others                                134           (8)       (91)
      Other liabilities                                                                     282           70        275
      Federal income taxes
        Current                                                                             208           63       (335)
        Deferred                                                                             44            9        160
                                                                                         ------       ------     ------
         Net cash provided by operating activities                                        1,516        3,256        309

Cash flows provided by (used in) investing activities:
  Purchase of investment securities held to maturity                                     (2,477)     (13,411)   (12,484)
  Proceeds from the maturity of investment securities
    held to maturity                                                                     12,069        2,080     14,055
  Purchase of mortgage-backed securities held to maturity                                (2,025)      (7,008)    (1,095)
  Purchase of mortgage-backed securities available for sale                                  -        (1,022)    (5,481)
  Principal repayments on mortgage-backed securities held
    to maturity                                                                           3,344        3,311        544
  Principal repayments on mortgage-backed securities
    designated as available for sale                                                        653        1,289      2,926
  Loan principal repayments                                                              56,485       37,105     48,686
  Loan disbursements                                                                    (65,986)     (59,792)   (55,615)
  Purchase of office premises and equipment                                              (1,115)      (1,294)    (1,768)
  Proceeds from sale of land                                                                235           -          -
  Proceeds from sale of real estate acquired through foreclosure                             14            5        852
  (Increase) decrease in certificates of deposit in other
    financial institutions                                                               (1,700)       2,000      2,500
  Purchase of Federal Home Loan Bank stock                                                 (103)          -          -
                                                                                         ------       ------     ------
         Net cash used in investing activities                                             (606)     (36,737)    (6,880)
                                                                                         ------       ------     ------

         Net cash provided by (used in) operating and
           investing activities (balance carried forward)                                   910      (33,481)    (6,571)
                                                                                         ------       ------     ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)

                                                                                           For the year ended March 31,
                                                                                           2001         2000       1999
                                                                                     (Restated)   (Restated) (Restated)
         Net cash provided by (used in) operating and
           investing activities (balance brought forward)                               $   910     $(33,481)   $(6,571)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                       12,754       29,625     17,706
  Proceeds from Federal Home Loan Bank advances                                          11,000        4,000     16,000
  Repayments of Federal Home Loan Bank advances                                         (17,000)      (1,000)   (23,000)
  Advances by borrowers for taxes and insurance                                              50          (45)        39
  Dividends paid on common stock                                                           (800)        (882)      (754)
  Proceeds from exercise of stock options                                                    50           11         87
  Purchase of treasury shares - at cost                                                    (358)        (177)      (431)
                                                                                         ------      -------     ------
         Net cash provided by financing activities                                        5,696       31,532      9,647
                                                                                         ------      -------     ------

Net increase (decrease) in cash and cash equivalents                                      6,606       (1,949)     3,076

Cash and cash equivalents at beginning of year                                           14,296       16,245     13,169
                                                                                         ------      -------     ------

Cash and cash equivalents at end of year                                                $20,902     $ 14,296    $16,245
                                                                                         ======      =======     ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Federal income taxes                                                              $   490     $    516    $   892
                                                                                         ======      =======     ======

      Interest on deposits and borrowings                                               $13,083     $ 11,965    $11,205
                                                                                         ======      =======     ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through
    foreclosure                                                                         $    98     $     64    $    58
                                                                                         ======      =======     ======

  Issuance of mortgage loans upon sale of real estate
    acquired through foreclosure                                                        $    50     $     -     $   699
                                                                                         ======      =======     ======

  Unrealized gains (losses) on securities designated as
  available for sale, net of related tax effects                                        $    69     $    (38)   $   (15)
                                                                                         ======      =======     ======

  Recognition of mortgage servicing rights
    in accordance with SFAS No. 140                                                     $    92     $     64    $   160
                                                                                         ======      =======     ======

Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for
    outstanding shares                                                                  $    -      $     -     $    27
                                                                                         ======      =======     ======


The accompanying notes are an integral part of these statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly owned subsidiary Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). A majority (52.6%) of the Company's shares are owned by Wayne Savings Bankshares M.H.C. ("Bankshares," "parent" or "M.H.C."), a mutual holding company, as defined under Office of Thrift Supervision ("OTS") regulations. In fiscal 1999, Bankshares and Wayne Savings formed a new federal savings bank subsidiary of Wayne Savings in North Canton, Ohio, Village Savings Bank, F.S.B. ("Village"), hereinafter collectively referred to as "the Banks." Intercompany transactions and balances are eliminated in the consolidated financial statements.

    The Banks conduct a general banking business in north central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

    The financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of the Company's significant accounting policies, which have been consistently applied in the preparation of the accompanying financial statements.

    1.  Investment Securities and Mortgage-Backed Securities

    The Company accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Realized gains or losses on sales of securities are recognized using the specific identification method.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Loans Receivable

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees, the allowance for loan losses, and amortization of premiums and accretion of discounts on loans purchased and sold. Premiums and discounts on loans purchased and sold are amortized and accreted to operations using the interest method over the average life of the underlying loans.

    Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

    Wayne Savings recognizes rights to service mortgage loans for others pursuant to SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 140, an institution that acquires mortgage-servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

    Wayne Savings recognized $92,000, $64,000, and $160,000 of pre-tax gains on sales of loans related to capitalized mortgage servicing rights during the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

    SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Banks, calculated in accordance with the provisions of SFAS No. 140, are segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

    Wayne Savings recorded amortization related to mortgage servicing rights totaling approximately $52,000, $44,000, and $32,000 for the years ended March 31, 2001, 2000 and 1999, respectively. At March 31, 2001 and 2000, the carrying value of Wayne Savings' mortgage servicing rights, which approximated fair value, totaled $357,000 and $317,000, respectively.

    Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans. At March 31, 2001 and 2000, loans held for sale were carried at cost.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    3.  Loan Origination Fees

    The Banks account for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits deferred loan origination costs to the direct costs attributable to the origination of a loan, i.e. principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Banks' experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

    4.  Allowance for Loan Losses

    It is the Banks' policy to provide valuation allowances for losses inherent within the loan portfolio that are both probable and can be reasonably estimated. When the collection of a loan becomes doubtful, or otherwise troubled, the Banks record a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. Major loans (including development projects), and major lending areas are reviewed periodically to determined potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

    The Banks account for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Banks consider their investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Banks' investment in multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

    It is the Banks' policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans are evaluated for impairment at the time it becomes possible that the Banks will not collect all contractual amounts due. Generally, this analysis is performed at the time a loan becomes ninety days delinquent.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Allowance for Loan Losses (continued)

    Information with respect to loans defined as impaired under SFAS No. 114 is summarized below:

                                                                                  2001         2000         1999
                                                                                  ----         ----         ----
                                                                                          (In thousands)
    Investment in impaired loans                                                $1,160         $645         $940
    Impaired loans with no measurement of loss                                   1,160          645          940
    Impaired loans with measurement of loss                                         -            -            -
    Allocated allowance for loan losses                                             -            -            -
    Average impaired loans                                                         903          793          947
    Charge-off principal related to impaired loans                                 172           -            -
    Recoveries of charged off principal related to impaired loans                   -            -            -

    During the time a loan is deemed impaired, the Company records interest income using the cash method of accounting. Interest income on impaired loans totaled approximately $71,000, $85,000 and $85,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. There was no interest income recognized on impaired loans during fiscal 1999.

    5.  Office Premises and Equipment

    Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line and declining-balance methods over the remaining useful lives of the assets, estimated to be twenty to fifty-five years for buildings and improvements, ten to twenty years for leasehold improvements, three to ten years for furniture and equipment and forty years for safe deposit boxes. An accelerated method is used for tax reporting purposes.

    6.  Real Estate Acquired Through Foreclosure

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    7.  Federal Income Taxes

    The Company accounts for federal income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes." In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    The Company's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, certain components of retirement expense, general loan loss allowances, percentage of earnings bad debt deductions and mortgage servicing rights. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

    8.  Earnings Per Share

    Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. For each of the periods presented, there were no shares excluded from the diluted earnings per share calculation because the related such options were anti-dilutive. The computations are as follows:

                                                                                  For the year ended
                                                                                        March 31,
                                                                            2001           2000           1999
    Weighted-average common shares
      outstanding (basic)                                              2,596,754      2,602,141      2,609,762
    Dilutive effect of assumed exercise
      of stock options                                                    11,752         18,735         26,104
                                                                       ---------      ---------      ---------
    Weighted-average common shares
      outstanding (diluted)                                            2,608,506      2,620,876      2,635,866
                                                                       =========      =========      =========

    9.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing deposits due from other financial institutions with original maturities of less than three months.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    10.  Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

    The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2001 and 2000:

              Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

                  Certificates of deposit in other financial institutions: The carrying amounts presented in the consolidated statements of financial condition for certificates of deposit in other financial institutions are deemed to approximate fair value.

                  Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

                  Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                  Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                  Deposits: The fair value of NOW accounts, passbook and club accounts, money market deposits and advances by borrowers is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    10.  Fair Value of Financial Instruments (continued)

                  Advances from Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2001 and 2000, the differences between the fair value and notional amount of loan commitments were not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments are as follows:

                                                                                           March 31,
                                                                                 2001                         2000
                                                                     Carrying         Fair        Carrying         Fair
                                                                        value        value           value        value
                                                                                        (In thousands)
    Financial assets
      Cash and cash equivalents
        and certificates of deposit                                  $ 26,602     $ 26,602        $ 18,296     $ 18,296
      Investment securities                                            13,641       13,774          23,199       22,634
      Mortgage-backed securities                                        8,574        8,605          10,459       10,388
      Loans receivable                                                247,480      259,538         237,418      228,475
      Federal Home Loan
        Bank stock                                                      3,510        3,510           3,160        3,160
                                                                      -------      -------         -------      -------

                                                                     $299,807     $312,029        $295,532     $282,953
                                                                      =======      =======         =======      =======

    Financial liabilities
      Deposits                                                       $277,706     $278,715        $264,952     $265,428
      Advances from the Federal
        Home Loan Bank                                                  6,000        6,000          12,000       11,999
      Advances by borrowers
        for taxes and insurance                                           827          827             777          777
                                                                      -------      -------         -------      -------

                                                                     $284,533     $285,542        $277,729     $278,204
                                                                      =======      =======         =======      =======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Advertising

    Advertising costs are expensed when incurred. The Company's advertising expense totaled $140,000, $189,000 and $148,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

    12.  Organization Costs

    The Company's consolidated financial statements for fiscal 2000 reflect the adoption of Statement of Position 98-5 (SOP 98-5) which requires immediate recognition of previously deferred expenses related to incorporation costs. The Company had previously allocated and been reimbursed by the M.H.C. for these direct and indirect costs of incorporation. Based on discussions with its primarily regulator arising from the conversion offering described in Note P, the Company included the reimbursed organization costs in the Company's consolidated statements of earnings, with a corresponding reduction in the amount of dividends paid to the M.H.C. (See Note R) Therefore, in accordance with SOP 98-5, the effect of the change in accounting principle related to organization costs, totaling $122,000 after-tax, has been recognized in the restated consolidated statement of earnings for fiscal 2000.

    13.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 2001 consolidated financial statement presentation.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

    Carrying values and estimated fair values of investment securities held to maturity are summarized as follows:


                                                                                      March 31, 2001
                                                                                 Gross             Gross      Estimated
                                                              Amortized     unrealized        unrealized           fair
                                                                   cost          gains            losses          value
                                                                                      (In thousands)
    Corporate bonds and notes                                   $ 3,994           $ 74              $  7        $ 4,061
    U.S. Government and agency obligations                        9,501             66                -           9,567
    Municipal obligations                                           146             -                 -             146
                                                                 ------            ---               ---         ------

                                                                $13,641           $140              $  7        $13,774
                                                                 ======            ===               ===         ======


                                                                                      March 31, 2000
                                                                                 Gross             Gross      Estimated
                                                              Amortized     unrealized        unrealized           fair
                                                                   cost          gains            losses          value
                                                                                      (In thousands)
    Corporate bonds and notes                                   $ 2,987            $-               $ 36        $ 2,951
    U.S. Government and agency obligations                       20,057             -                529         19,528
    Municipal obligations                                           155             -                 -             155
                                                                 ------             --               ---         ------

                                                                $23,199            $-               $565        $22,634
                                                                 ======             ==               ===         ======

    The amortized cost and estimated fair value of investment securities by term to maturity are shown below.

                                                                                                At March 31, 2001
                                                                                        Amortized             Estimated
                                                                                             cost            fair value
                                                                                                  (In thousands)
    Due in one year or less                                                               $ 4,995               $ 5,050
    Due within one to three years                                                           4,526                 4,603
    Due within three to five years                                                            500                   500
    Due in over five years                                                                  3,620                 3,621
                                                                                           ------                ------

                                                                                          $13,641               $13,774
                                                                                           ======                ======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)


    The Company had pledged $1.0 million in investment securities to secure public deposits at March 31, 2001. The Company had not pledged any investment or mortgage-backed securities to secure public deposits at March 31, 2000.

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2001 and 2000, including those designated as available for sale, are summarized as follows:

                                                                                       March 31, 2001
                                                                                   Gross           Gross      Estimated
                                                                Amortized     unrealized      unrealized           fair
                                                                     cost          gains          losses          value
                                                                                      (In thousands)
    Held-to-maturity
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,118          $   7           $   4         $1,121
      Government National Mortgage
        Association participation certificates                      2,013             49              13          2,049
      Federal National Mortgage
        Association participation certificates                      2,532              4              12          2,524
                                                                    -----           ----            ----          -----

                                                                   $5,663          $  60           $  29         $5,694
                                                                    =====           ====            ====          =====

    Available for sale
      Federal Home Loan Mortgage
         Corporation participation certificates                    $1,220          $  35           $  -          $1,255
      Government National Mortgage
        Association participation certificates                         86             11              -              97
      Federal National Mortgage
         Association participation certificates                     1,552              8               1          1,559
                                                                    -----           ----            ----          -----

                                                                   $2,858          $  54           $   1         $2,911
                                                                    =====           ====            ====          =====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                       March 31, 2000
                                                                                   Gross           Gross      Estimated
                                                                Amortized     unrealized      unrealized           fair
                                                                     cost          gains          losses          value
                                                                                      (In thousands)
    Held-to-maturity
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,044          $  -            $  21         $1,023
      Government National Mortgage
         Association participation certificates                     2,664              3              -           2,667
      Federal National Mortgage
         Association participation certificates                     3,301             -               53          3,248
                                                                    -----           ----            ----          -----

                                                                   $7,009          $   3           $  74         $6,938
                                                                    =====           ====            ====          =====

    Available for sale
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,519          $  -            $  16         $1,503
      Government National Mortgage
        Association participation certificates                         82             15              -              97
      Federal National Mortgage
        Association participation certificates                      1,904             -               54          1,850
                                                                    -----           ----            ----          -----

                                                                   $3,505          $  15           $  70         $3,450
                                                                    =====           ====            ====          =====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost of mortgage-backed securities, including those designated as available for sale, by contractual term to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                               March 31, 2001
                                                                    Amortized
                                                                         cost
                                                               (In thousands)
    Held-to-maturity
      Due within one to three years                                   $   171
      Due after five years                                              5,492
                                                                        -----

                                                                       $5,663
                                                                        =====

    Available for sale
      Due within one to three years                                    $1,009
      Due within three to five years                                      993
      Due after five years                                                856
                                                                        -----

                                                                       $2,858
                                                                        =====

NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio is as follows:

                                                                               March 31,
                                                                          2001           2000
                                                                             (In thousands)
    Residential real estate - 1 to 4 family                           $215,464       $211,228
    Residential real estate - multi-family                               9,039          8,028
    Residential real estate - construction                               7,078          4,035
    Nonresidential real estate and land                                  7,525          6,068
    Education                                                            2,143          2,780
    Commercial                                                           4,765          5,168
    Consumer and other                                                   7,487          6,261
                                                                       -------        -------
                                                                       253,501        243,568

    Less:
      Undisbursed portion of loans in
       process                                                           4,764          4,136
      Deferred loan origination fees                                     1,463          1,538
      Allowance for loan losses                                            655            793
                                                                       -------        -------

                                                                      $246,619       $237,101
                                                                       =======        =======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE C - LOANS RECEIVABLE (continued)

    As depicted above, the Banks' lending efforts have historically focused on one-to-four family residential and multi-family residential real estate loans, which comprise approximately $226.8 million, or 92%, of the total loan portfolio at March 31, 2001, and $219.1 million, or 92%, of the total loan portfolio at March 31, 2000. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Company with adequate collateral coverage in the event of default. Nevertheless, the Banks, as with any lending institution, are subject to the risk that real estate values could deteriorate in their primary lending areas of north central Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Company's primary lending areas are presently stable.

    As discussed previously, Wayne Savings has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $47.1 million, $44.3 million and $44.0 million at March 31, 2001, 2000 and 1999, respectively.

    In the normal course of business, the Banks have made loans to their directors, officers and their related business interests. Prior to fiscal 1999, related party loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. However, regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. The aggregate dollar amount of loans outstanding to directors, officers and their related business interests totaled approximately $371,000, $189,000 and $340,000 at March 31, 2001, 2000 and
    1999, respectively. For the fiscal year ended March 31, 2001, the Company disbursed $208,000 of new loans to officers and directors and received principal repayments of $26,000.


NOTE D - ALLOWANCE FOR LOAN LOSSES

    The activity in the allowance for loan losses is summarized as follows:

                                                                               March 31,
                                                                     2001         2000         1999
                                                                            (In thousands)
    Balance at beginning of period                                   $793         $692         $721
    Provision for losses on loans                                      96          106           78
    Charge-offs of loans                                             (240)         (33)        (115)
    Recoveries of loans previously charged-off                          6           28            8
                                                                      ---          ---          ---

    Balance at end of period                                         $655         $793         $692
                                                                      ===          ===          ===

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE D - ALLOWANCE FOR LOAN LOSSES (continued)

    As of March 31, 2001 and 2000, the Banks' allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

    Nonaccrual and nonperforming loans totaled approximately $515,000, $200,000 and $280,000 at March 31, 2001, 2000 and 1999, respectively.

    During the fiscal years ended March 31, 2001, 2000 and 1999, interest income of approximately $12,000, $8,000 and $7,000, respectively, would have been recognized had nonaccrual loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment are comprised of the following:

                                                                                    March 31,
                                                                            2001              2000
                                                                                 (In thousands)
    Land and improvements                                                $ 1,615           $ 1,750
    Office buildings and improvements                                      6,469             7,054
    Furniture, fixtures and equipment                                      3,931             4,463
    Leasehold improvements                                                    60                60
                                                                          ------            ------
                                                                          12,075            13,327

    Less accumulated depreciation and amortization                         3,295             4,872
                                                                          ------            ------

                                                                         $ 8,780           $ 8,455
                                                                          ======            ======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE F - DEPOSITS

    Deposits consist of the following major classifications:

    Deposit type and weighted-                                                                            March 31,
    average interest rate                                                                           2001           2000
                                                                                                       (In thousands)
    NOW accounts
      March 31, 2001 - 1.73%                                                                   $  33,642
      March 31, 2000 - 2.08%                                                                                  $  31,014
    Passbook
      March 31, 2001 - 3.18%                                                                      54,574
      March 31, 2000 - 3.13%                                                                                     53,074
    Money Market Investor
      March 31, 2001 - 3.23%                                                                       8,905
      March 31, 2000 - 3.28%                                                                                     10,827
                                                                                                 -------       --------

    Total demand, transaction and
       passbook deposits                                                                          97,121         94,915

    Certificates of deposit
      Original maturities of:
        Less than 12 months
          March 31, 2001 - 5.51%                                                                  25,494
          March 31, 2000 - 5.00%                                                                                 41,722
        12 months to 24 months
          March 31, 2001 - 6.03%                                                                 101,105
          March 31, 2000 - 5.60%                                                                                 54,341
        25 months to 36 months
          March 31, 2001 - 5.26%                                                                  10,036
          March 31, 2000 - 5.71%                                                                                 24,787
        More than 36 months
          March 31, 2001 - 5.56%                                                                   6,175
          March 31, 2000 - 5.52%                                                                                  8,888
      Jumbo
        March 31, 2001 - 6.46%                                                                    37,775
        March 31, 2000 - 6.07%                                                                                   40,299
                                                                                                 -------        -------

    Total certificates of deposit                                                                180,585        170,037
                                                                                                 -------        -------

    Total deposit accounts                                                                      $277,706       $264,952
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE F - DEPOSITS (continued)

    At March 31, 2001 and 2000, the Banks had certificates of deposit with balances in excess of $100,000 totaling $37.4 million and $34.7 million, respectively. Deposits in excess of $100,000 are not federally insured.

    Interest expense on deposits is summarized as follows:

                                                          Year ended
                                                           March 31,
                                                 2001         2000         1999
                                                       (In thousands)

    Passbook                                 $  1,642     $  1,569     $  1,220
    NOW and money market
       deposit accounts                           875          979          787
    Certificates of deposit                    10,135        8,982        8,509
                                               ------      -------      -------

                                              $12,652      $11,530      $10,516
                                               ======       ======       ======

    Maturities of outstanding certificates of deposit are summarized as follows:

                                                              March 31,
                                                        2001              2000
                                                            (In thousands)

    Less than one year                              $129,044          $123,870
    One to three years                                48,533            41,855
    Over three years                                   3,008             4,312
                                                   ---------         ---------

                                                    $180,585          $170,037
                                                     =======           =======


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at March 31, 2001 and 2000, by pledges of certain residential mortgage loans totaling $7.5 million and $18.0 million, respectively, and the Banks' investment in Federal Home Loan Bank stock, are summarized as follows:

                                    Maturing in year                                   March 31,
    Interest rate                   ending March 31,                              2001           2000
                                                                                 (Dollars in thousands)
    6.20% - 6.50%                          2001                                  $   -        $  6,000
    5.04% - 5.98%                          2002                                   6,000          6,000
                                                                                  -----        -------

                                                                                 $6,000        $12,000
                                                                                  =====         ======
    Weighted-average interest rate                                                5.54%           5.98%
                                                                                  ====            ====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES

    The provision for federal income taxes on earnings differs from that computed at the statutory corporate tax rate as follows:

                                                                                                   Year ended
                                                                                                    March 31,
                                                                                         2001         2000         1999
                                                                                              (Dollars in thousands)
    Federal income taxes computed
      at statutory rate of 34%                                                           $682         $644         $838
    Increase (decrease) in taxes
    resulting from:
      Tax exempt interest                                                                 (16)         (10)          (3)
      Other                                                                                 9          (10)           3
                                                                                          ---          ---          ---
    Federal income tax provision
      per consolidated financial statements
      before change in accounting principle                                              $675         $624         $838
                                                                                          ===          ===          ===

    Effective tax rate                                                                   33.6%        33.0%        34.0%
                                                                                         ====         ====         ====

    The composition of the Company's net deferred tax liability is as follows:

                                                                                                         March 31,
                                                                                                    2001           2000
    Taxes (payable) refundable on temporary (In thousands) differences at statutory rate:
    Deferred tax assets
      Deferred loan origination fees                                                              $  108          $ 218
      General loan loss allowance                                                                    263            308
      Book/tax depreciation differences                                                               24             -
      Pension expense                                                                                 72             -
      Unrealized losses on securities designated as available for sale                                -              19
      Other                                                                                           78             11
                                                                                                   -----           ----
         Deferred tax assets                                                                         545            556

    Deferred tax liabilities
      Federal Home Loan Bank stock dividends                                                        (748)          (664)
      Book/tax depreciation differences                                                               -             (91)
      Unrealized gains on securities designated as available for sale                                (20)            -
      Tax bad debt reserve                                                                          (111)           (68)
      Mortgage servicing rights                                                                     (121)          (108)
                                                                                                   -----           ----
         Deferred tax liabilities                                                                 (1,000)          (931)
                                                                                                   -----           ----

    Total deferred tax liability                                                                  $ (455)         $(375)
                                                                                                   =====           ====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES (continued)

    Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2001. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction is approximately $918,000 at March 31, 2001. Wayne Savings is required to recapture as taxable income approximately $300,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute the reserve in the future. Wayne Savings has provided deferred taxes for this amount and is amortizing the recapture of the bad debt reserve in taxable income over a six-year period, commencing in fiscal 1999.


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company's involvement in such financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At March 31, 2001, the Company had total outstanding loan commitments of approximately $5.1 million, of which $4.7 million were comprised of fixed rate loans at rates ranging from 6.13% to 8.25% and $423,000 were comprised of adjustable rate loans at rates ranging from 6.50% to 7.00%. At March 31, 2000, the Company had total outstanding loan commitments of approximately $2.3 million, of which approximately $1.8 million were comprised of fixed rate loans at rates ranging from 7.50% to 9.00% and $520,000 were comprised of adjustable rates ranging from 7.50% to 9.13%. The Company had unused lines of credit under home equity loans of $12.1 million and $10.7 million at March 31, 2001 and 2000, respectively. Additionally, the Company had unused lines of credit under commercial loans of $2.0 million and $3.1 million at March 31, 2001 and 2000, respectively. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally includes a mortgage interest in real estate as security.

    The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

    Fiscal year ended                                      (In thousands)

         2002                                                     $ 66
         2003                                                       73
         2004                                                       73
         2005                                                       73
         2006                                                       73
         Thereafter                                                 97
                                                                   ---

         Total                                                    $455
                                                                   ===

    The Company incurred rental expense under operating leases totaling approximately $30,000 and $27,000 for the fiscal years ended March 31, 2001 and 2000, respectively. No rental expense was incurred for the fiscal year ended March 31, 1999.

    In the ordinary course of business, the Company is a defendant in various legal proceedings. In the opinion of management, an adverse outcome in any of these actions would not have a material adverse effect on consolidated financial position or results of operations.


NOTE J - REGULATORY CAPITAL

    The Banks are subject to minimum regulatory capital standards promulgated by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL (continued)

    The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Banks multiply the value of each asset on their statement of financial condition by a defined risk-weighting factor, e.g. one- to four-family residential loans carry a risk-weighted factor of 50%.

    As of March 31, 2001 and 2000, management believes that the Banks met all capital adequacy requirements to which they were subject. As of the most recent examination date, the Banks were advised by the OTS that they met the definition of "well capitalized" institutions.

    The Banks' management believes that, under the current regulatory capital regulations, the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Banks, such as increased interest rates or a downturn in the economy in the Banks' market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                                           Wayne Savings Community Bank as of March 31, 2001
                                                                                                     Required
                                                                                                 to be "well-
                                                                      Required                capitalized" under
                                                                     for capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
    Tangible capital                    $25,309      8.1%       =>$ 4,678    =>1.5%         =>$15,592     => 5.0%

    Core capital                        $25,309      8.1%       =>$12,473    =>4.0%         =>$18,710     => 6.0%

    Risk-based capital                  $24,964     15.7%       =>$13,274    =>8.0%         =>$16,593     =>10.0%


                                           Wayne Savings Community Bank as of March 31, 2000
                                                                                                     Required
                                                                                                 to be "well-
                                                                      Required                capitalized" under
                                                                     for capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
    Tangible capital                    $24,506      8.1%       =>$ 4,554    =>1.5%         =>$15,179     => 5.0%

    Core capital                        $24,506      8.1%       =>$12,145    =>4.0%         =>$18,215     => 6.0%

    Risk-based capital                  $25,299     15.8%       =>$12,802    =>8.0%         =>$16,003     =>10.0%

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL (continued)

                                              Wayne Savings Bancshares, Inc.

                                    Reconciliation of GAAP to Banks' Regulatory Capital

                                                                                      March 31,      March 31,
                                                                                           2001           2000
                                                                                             (In thousands)
    Consolidated GAAP capital                                                           $25,255        $24,962
    Effect of Wayne Savings Bancshares, Inc. in consolidation                               123           (460)
    Unrealized (gains) losses on securities designated as available
      for sale                                                                              (33)            36
    Mortgage servicing rights and other deductions                                          (36)           (32)
                                                                                         ------         ------

    Tangible and core capital                                                            25,309         24,506

    General valuation allowance                                                             655            793
                                                                                         ------         ------

    Risk-based capital                                                                  $25,964        $25,299
                                                                                         ======         ======


                                           Village Savings Bank, F.S.B. as of March 31, 2001
                                                                                                     Required
                                                                                                 to be "well-
                                                                      Required                capitalized" under
                                                                     for capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
    Tangible capital                     $2,704      9.6%        =>$  424    =>1.5%          =>$1,413     => 5.0%

    Core capital                         $2,704      9.6%        =>$1,131    =>4.0%          =>$1,696     => 6.0%

    Risk-based capital                   $2,744     18.9%        =>$1,163    =>8.0%          =>$1,454     =>10.0%

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL (continued)

                                           Village Savings Bank, F.S.B. as of March 31, 2000
                                                                                                     Required
                                                                                                 to be "well-
                                                                      Required                capitalized" under
                                                                     for capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                  (Dollars in thousands)
    Tangible capital                     $2,598    12.3%           =>$318    =>1.5%          =>$1,060     => 5.0%

    Core capital                         $2,598    12.3%           =>$848    =>4.0%          =>$1,272     => 6.0%

    Risk-based capital                   $2,632    24.1%           =>$875    =>8.0%          =>$1,094     =>10.0%


    The Banks are subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Company. Generally, the Banks' payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year, plus the two preceding years, less capital distributions paid over the same time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of the limitation. During April 2001, Wayne Savings received OTS approval to make up to $2.0 million in capital distributions during fiscal 2002.

    Regulations of the OTS governing mutual holding companies permit Wayne Savings Bankshares M.H.C. to waive the receipt by it of any dividend declared by the Company or the Bank on the common stock, provided that the OTS does not object to such waiver. The M.H.C. accepted dividends totaling $260,000 (of which $258,000 was treated as an offset of previously allocated or reimbursed operating costs) and $75,000 during fiscal years 2001 and 2000, respectively. For the fiscal year ended March 31, 1999, the M.H.C. waived its share of all dividends declared on the common stock. Total dividends waived by the M.H.C. through March 31, 2001 amounted to $5.3 million.


NOTE K - STOCK OPTION PLANS

    The Company has an incentive Stock Option Plan that previously provided for the issuance of 84,044 shares of authorized, but unissued shares of common stock. The Company also has a non-incentive Stock Option Plan that provided for the issuance of 36,018 shares of authorized, but unissued shares of common stock. The number of shares under option has been adjusted to reflect all past stock dividends.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE K - STOCK OPTION PLANS (continued)

    The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which provides a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management has determined that the Company will continue to account for stock based compensation pursuant to APB Opinion No. 25. The pro-forma disclosures required by SFAS No. 123 are not applicable as no options were granted by the Company during the fiscal years ended March 31, 2001, 2000 and 1999.

    A summary of the status of the Company's stock option plans as of March 31, 2001, 2000 and 1999 and changes during the periods ending on those dates is presented below:

                                                                                       March 31,
                                                                      2001                2000              1999
                                                                         Exercise           Exercise           Exercise
                                                                  Shares    price     Shares   price    Shares    price

    Outstanding at beginning of year                              27,657   $5.00      34,596   $5.00    60,548    $5.00
    Granted                                                           -        -          -        -        -         -
    Exercised                                                     (7,900)   5.00      (2,301)   5.00   (22,743)    5.00
    Forfeited                                                     (2,284)   5.00      (4,638)   5.00    (3,209)    5.00
                                                                  ------    ----      ------    ----    ------     ----


    Outstanding at end of year                                    17,473   $5.00      27,657   $5.00    34,596    $5.00
                                                                  ======    ====      ======    ====    ======     ====


    Options exercisable at year-end                               17,473   $5.00      27,657   $5.00    34,596   $5.00
                                                                  ======    ====      ======    ====    ======    ====


    The following information applies to options outstanding at March 31, 2001:

    Number outstanding                                                   17,473
    Range of exercise prices                                              $5.00
    Weighted-average exercise price                                       $5.00
    Weighted-average remaining contractual life                            2.25

    At March 31, 2001, all of the stock options granted were subject to exercise at the discretion of the grantees and expire in 2003.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE L - PENSION AND BENEFIT PLANS

    The Company has a non-contributory insured defined benefit pension plan (the "Plan") covering all eligible employees. The Plan benefits are based on years-of-service and other factors. The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

    Information with respect to the Plan for the years ended March 31, 2001, 2000 and 1999 (latest available data) is as follows:

    The changes in benefit obligations are computed as follows:

                                                                                         2001         2000         1999
                                                                                                (In thousands)
    Projected benefit obligation at beginning of year                                  $1,117       $1,323       $1,137
    Service cost                                                                           58           59           56
    Interest cost                                                                          83           77           80
    Actuarial loss                                                                         39          103           85
    Benefits paid                                                                         (17)        (445)         (35)
                                                                                        -----        -----        -----

    Projected benefit obligation at end of year                                        $1,280       $1,117       $1,323
                                                                                        =====        =====        =====

    The changes in the Plan's assets are computed as follows:

                                                                                         2001         2000         1999
                                                                                                (In thousands)
    Fair value of plan assets at beginning of year                                     $1,122       $1,331       $1,134
    Actual return on plan assets                                                            3           26           23
    Employer contributions                                                                175          210          209
    Benefits paid                                                                         (17)        (445)         (35)
                                                                                        -----        -----        -----

    Fair value of plan assets at end of year                                           $1,283       $1,122       $1,331
                                                                                        =====        =====        =====

    The following table sets forth the Plan's funded status at March 31:

                                                                                                      2001         2000
                                                                                                        (In thousands)
    Funded status                                                                                     $  3         $  5
    Unrecognized net actuarial loss                                                                    120          162
    Unrecognized net transition liability                                                               48           55
                                                                                                       ---          ---

    Prepaid pension cost                                                                              $171         $222
                                                                                                       ===          ===

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE L - PENSION AND BENEFIT PLANS (continued)

    The weighted-average actuarial assumptions used were:

                                                                                         2001         2000         1999
    Weighted-average discount rate                                                      7.50%         7.00%        7.00%
    Weighted-average rate of compensation increase                                      1.00%         1.00%        1.00%
    Weighted-average expected long-term rate of return on plan assets                   7.00%         7.00%        7.00%

    Net periodic pension costs includes the following components:

                                                                                              Year ended March 31,
                                                                                         2001         2000         1999
                                                                                                (In thousands)
    Service cost                                                                         $ 58         $ 59         $ 56
    Interest cost                                                                          83           77           80
    Actual return on plan assets                                                           (3)         (26)         (23)
    Amortization of prior net loss                                                        141          164           -
    Amortization of net transition obligation                                               6            6            6
    Unrecognized net actuarial loss                                                       (81)         (59)         (57)
                                                                                          ---          ---          ---

    Net periodic pension cost                                                            $204         $221         $ 62
                                                                                          ===          ===          ===

    Plan assets were invested in certificates of deposit (including a $433,000 certificate of deposit in the Bank) and life insurance contracts.

    During fiscal 1999, the Banks instituted a Section 401(k) savings plan covering substantially all employees who meet certain age and service requirements. Under the plan, the Banks match participant contributions up to 2% of each participant's compensation during the year. This contribution is dependent on availability of sufficient net earnings from current or prior years. Additional contributions may be made as approved by the Board of Directors. Expense under the plan totaled approximately $44,000, $39,000 and $36,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE M - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC.

    The following condensed financial statements summarize the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for years ended March 31, 2001, 2000 and 1999.

                         Wayne Savings Bancshares, Inc.

                        STATEMENTS OF FINANCIAL CONDITION


                                                                                                          March 31,
                                                                                                    2001           2000
                                                                                                        (Restated)
                                                                                                       (In thousands)
    ASSETS
    Cash and due from banks                                                                      $    85        $   169
    Interest-bearing deposits in other financial institutions                                         -             475
    Investment in subsidiary                                                                      25,378         24,429
    Prepaid expenses and other                                                                       317             79
                                                                                                  ------         ------

         Total assets                                                                            $25,780        $25,152
                                                                                                  ======         ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accrued expenses and other liabilities                                                       $   525        $   190
    Stockholders' equity
      Common stock and additional paid-in capital                                                 17,075         17,025
      Retained earnings                                                                            9,150          8,618
      Less shares held in treasury (70,014, 57,042 and 33,214 shares,
        respectively)                                                                             (1,003)          (645)
      Accumulated other comprehensive income (loss),
        unrealized gains (losses) on securities designated as
        available for sale, net                                                                       33            (36)
                                                                                                  ------         ------

         Total stockholders' equity                                                               25,255         24,962
                                                                                                  ------         ------

         Total liabilities and stockholders' equity                                              $25,780        $25,152
                                                                                                  ======         ======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE M - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC. (continued)

                         Wayne Savings Bancshares, Inc.

                             STATEMENTS OF EARNINGS

                                                                                                  Years ended
                                                                                                    March 31,
                                                                                         2001         2000         1999
                                                                                                   (Restated)
                                                                                                 (In thousands)
    Income
      Interest income                                                                  $   18       $   58       $   53
      Equity in earnings of subsidiary                                                  1,371        1,210        1,661
                                                                                        -----        -----        -----
         Total revenue                                                                  1,389        1,268        1,714

    General and administrative expenses                                                    92          157          102
                                                                                        -----        -----        -----

         Earnings before income tax credits                                             1,297        1,111        1,612

    Federal income tax credits                                                            (35)         (37)         (16)
                                                                                        -----        -----        -----

         NET EARNINGS                                                                  $1,332       $1,148       $1,628
                                                                                        =====        =====        =====

                         Wayne Savings Bancshares, Inc.

                            STATEMENTS OF CASH FLOWS

                                                                                                  Years ended
                                                                                                   March 31,
                                                                                         2001         2000         1999
                                                                                                   (Restated)
                                                                                                (In thousands)
    Cash flows from operating activities:
      Net earnings for the year                                                        $1,332       $1,148       $1,628
      Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Excess contributions from (undistributed earnings of)
          consolidated subsidiary                                                        (807)      (1,219)         339
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                              (238)          23          (25)
          Other liabilities                                                               262           29           21
                                                                                        -----        -----        -----
         Net cash provided by (used in) operating activities                              549          (19)       1,963

    Cash flows provided by (used in) financing activities:
      Payment of dividends on common stock                                               (800)        (882)        (754)
      Purchase of treasury stock - at cost                                               (358)        (177)        (431)
      Proceeds from exercise of stock options                                              50           11           87
                                                                                        -----        -----        -----
         Net cash used in financing activities                                         (1,108)      (1,048)      (1,098)
                                                                                        -----        -----        -----

    Net increase (decrease) in cash and cash equivalents                                 (559)      (1,067)         865

    Cash and cash equivalents at beginning of year                                        644        1,711          846
                                                                                        -----        -----        -----

    Cash and cash equivalents at end of year                                           $   85       $  644       $1,711
                                                                                        =====        =====        =====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE N - SERVICE FEES, CHARGES AND OTHER OPERATING INCOME

    Service fees, charges and other operating income is comprised of the following items:

                                                                                                  Years ended
                                                                                                   March 31,
                                                                                         2001         2000         1999
                                                                                                (In thousands)
    Deposit fee income                                                                   $501         $430         $335
    Loan servicing fee income                                                             120          117          102
    Income from credit cards                                                               69           91           66
    Other service fees, charges and other operating income                                201           82          179
                                                                                          ---         ----          ---

                                                                                         $891         $720         $682
                                                                                          ===          ===          ===


NOTE O - OTHER OPERATING EXPENSES

Other operating expense is comprised of the following items:

                                                                                                  Years ended
                                                                                                   March 31,
                                                                                         2001         2000         1999
                                                                                                (In thousands)
    Telephone and postage expense                                                      $  247       $  286       $  249
    Public relations and advertising expense                                              214          272          211
    Stationery, printing and office supplies expense                                      189          244          179
    Supervisory exam expense                                                              128           51           42
    Professional services expense                                                          96           74           89
    Other operating expenses                                                              716          704          773
                                                                                        -----        -----        -----

                                                                                       $1,590       $1,631       $1,524
                                                                                        =====        =====        =====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE P - REORGANIZATION AND CHANGE OF CORPORATE FORM

    The Board of Directors of Wayne Savings Bankshares, M.H.C. (the "M.H.C.") adopted a Plan of Conversion (the "Plan") on July 10, 2001. Pursuant to the Plan, the M.H.C. will convert from the mutual holding company form of organization to the fully public form. Wayne Savings Bankshares, M.H.C., the mutual holding company parent of Wayne Savings Bancshares, Inc., will be merged into Wayne Savings Community Bank, and Wayne Savings Bankshares, M.H.C. will no longer exist. Pursuant to the Plan, Wayne Savings Bancshares, Inc., which owns 100% of Wayne Savings Community Bank, also will be succeeded by a new Delaware corporation with the same name. As part of the conversion, 1,350,699 shares of common stock of Wayne Savings Bancshares, Inc. representing the 52.6% ownership interest of Wayne Savings Bankshares, M.H.C., will be offered for sale in the subscription and community offering. Following the completion of the conversion, all of the capital stock of Wayne Savings Community Bank will be held by Wayne Savings Bancshares, Inc.

    Under the Plan, at the conclusion of the conversion and related offering, each share of Wayne Savings Bancshares, Inc. common stock held by persons other than Wayne Savings Bankshares, M.H.C. will be converted automatically into and become a right to receive new shares of Wayne Savings Bancshares, Inc. common stock determined pursuant to the exchange ratio. The exchange ratio will ensure that immediately after the conversion and the share exchange, the public stockholders of Wayne Savings Bancshares, Inc. common stock will own the same aggregate percentage of Wayne Savings Bancshares, Inc. common stock that they owned immediately prior to the conversion.

    In the event of a complete liquidation (and only in such event), each eligible member of Wayne's depositors will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Company, the existence of the liquidation account will not restrict the use or application of such retained earnings.

    The Company may not declare, pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause retained earnings to be reduced below either the amount required for the liquidation account or the regulatory capital requirements of SAIF insured institutions.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE Q - QUARTERLY RESULTS OF OPERATIONS (unaudited)

    The following table summarizes the Company's quarterly results for the fiscal years ended March 31, 2001 and 2000, and incorporates the adjustments applied to the Company's restated Form 10-KSB for the three and nine month periods ended December 31, 2001.

                                                                           For the three month periods ended
                                                          June 30,     September 30,     December 31,         March 31,
                                                              2000              2000             2000              2001
                                                                         (In thousands, except share data)
    Total interest income                                   $5,341            $5,359           $5,389            $5,417
    Total interest expense                                   3,161             3,248            3,321             3,370
                                                             -----             -----            -----             -----

    Net interest income                                      2,180             2,111            2,068             2,047
    Provision for losses on loans                               51                22                2                21
    Other income                                               218               259              289               279
    General, administrative and other expense                1,933             1,899            1,813             1,703
                                                             -----             -----            -----             -----

    Earnings before income taxes                               414               449              542               602
    Federal income taxes                                       147               142              172               214
                                                             -----             -----            -----             -----

    Net earnings                                            $  267            $  307           $  370            $  388
                                                             =====             =====            =====             =====

    Earnings per share
      Basic                                                   $.10              $.12             $.14              $.15
                                                               ===               ===              ===               ===

      Diluted                                                 $.10              $.12             $.14              $.15
                                                               ===               ===              ===               ===

                                                                           For the three month periods ended
                                                          June 30,     September 30,     December 31,         March 31,
                                                              1999              1999             1999              2000
                                                                         (In thousands, except share data)
    Total interest income                                   $4,906            $5,180           $5,282            $5,332
    Total interest expense                                   2,809             2,964            3,077             3,164
                                                             -----             -----            -----             -----

    Net interest income                                      2,097             2,216            2,205             2,168
    Provision for losses on loans                               17                19               35                35
    Other income                                               201               167              211               169
    General, administrative and other expense                1,787             1,906            1,923             1,818
                                                             -----             -----            -----             -----

    Earnings before income taxes and change in
      accounting principle                                     494               458              458               484
    Federal income taxes                                       157               154              153               160
                                                             -----             -----            -----             -----

    Earnings before change in accounting principle             337               304              305               324
    Change in accounting principle                             122                -                -                 -
                                                             -----              ----            -----             -----

    Net earnings                                            $  215            $  304           $  305            $  324
                                                             =====             =====            =====             =====

    Earnings per share
      Basic                                                   $.08              $.12             $.12              $.12
                                                               ===               ===              ===               ===

      Diluted                                                 $.08              $.12             $.12              $.12
                                                               ===               ===              ===               ===

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    As a result of filings related to the conversion and offering discussed in Note P, and discussions with its primary regulator, management restated the Company's audited consolidated financial statements for the years ended March 31, 2001, 2000 and 1999. The restatement focused on three matters.

    First, based on regulatory policy, the payment, allocation or reimbursement of operating expenses by the Company's parent, the M.H.C., have been included in the Company's operating expenses with a reduction in dividends paid to the M.H.C. Accordingly, management has included in the Company's financial statements the following costs that were previously paid, allocated or reimbursed by the M.H.C.

                                                                                   Year ended March 31,
                                                                            2001           2000           1999
                                                                                     (In thousands)
    Legal fees related to the M.H.C. and subsidiaries                       $134           $ 77           $ -
    Intercompany allocations                                                   7              7             17
    Officer compensation                                                       9             -              -
    Organization costs reimbursed by the M.H.C.                               -             127             -
                                                                             ---            ---            ---

       Total pre-tax costs reimbursed, allocated
         or paid by the M.H.C.                                              $150           $211           $ 17
                                                                             ===            ===            ===

    Substantially all of these expenses were offset in the Company's stockholders' equity accounts by a reduction in dividends paid to the M.H.C.

    The second matter giving rise to restatement centered on depreciation expense related to the Company's office premises and equipment. Specifically, management reduced the estimated useful lives assigned to renovated buildings. Additionally, the Company maintained the original estimated useful life and not extend the useful life of its data processing equipment. These restatement adjustments resulted in a $114,000 increase in depreciation expense during fiscal 2001.

    The final item subject to restatement related to the recording of various adjustments that were previously considered immaterial in preparation of the audited consolidated financial for the years ended March 31, 2001, 2000 and 1999. These adjustments resulted in an increase in pre-tax earnings of $69,000 and $54,000 for fiscal 2001 and 2000, and a decrease of $5,000 in pre-tax earnings for fiscal 1999. The following tables set forth the integrated effects of the foregoing matters on the fiscal 2001, 2000 and 1999 consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                                 March 31, 2001
                                 (In thousands)

                                                                 As Originally      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $8,303             $   7           $8,310
    Other income                                                      1,045                -             1,045
    General, administrative and other and expenses:
      Employee compensation                                           4,012                55            3,957
      Occupancy and equipment                                         1,211              (124)           1,335
      All other operating expenses                                    1,910                 4            1,906
      Operating expenses previously paid by or allocated to M.H.C.       -               (150)             150
                                                                      -----              ----           ------
         Total general, administrative and other expenses             7,133              (215)           7,348
                                                                      -----              ----            -----

         Net earnings before income taxes                             2,215              (208)           2,007

    Federal income tax                                                  754                79              675
                                                                      -----              ----            -----

         Net earnings                                                $1,461             $(129)          $1,332
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.56             $(.05)            $.51
                                                                        ===              ====              ===

    Stockholders' equity                                            $25,285            $  (30)         $25,255
                                                                     ======             =====           ======


                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                                 March 31, 2000
                                 (In thousands)

                                                                 As Originally      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $8,567             $  13           $8,580
    Other income                                                        742                 6              748
    General, administrative and other expenses:
      Employee compensation                                           3,817                -             3,817
      Occupancy and equipment                                         1,394                -             1,394
      All other operating expenses                                    2,203                64            2,139
      Operating expenses previously paid by or allocated to M.H.C.       -                (84)              84
                                                                      -----              ----            -----
         Total general, administrative and other expenses             7,414               (20)           7,434
                                                                      -----              ----            -----

         Earnings before income taxes and change in
           accounting principle                                       1,895                (1)           1,894

    Federal income tax                                                  644                20              624
                                                                      -----              ----            -----

    Change in accounting principle - net of tax                          -               (122)            (122)
                                                                      -----              ----            -----

         Net earnings                                                $1,251             $(103)          $1,148
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.48             $(.04)            $.44
                                                                        ===              ====              ===

    Stockholders' equity                                            $25,121             $(159)         $24,962
                                                                     ======              ====           ======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                                 March 31, 1999
                                 (In thousands)

                                                                 As Originally      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $8,045             $ (76)          $7,969
    Other income                                                        991                (6)             985
    General, administrative and other expense:
      Employee compensation                                           3,308               (13)           3,295
      Operating expenses previously paid by or allocated to M.H.C.       -                 17               17
      Loss on real estate acquired through foreclosure                  110               (41)              69
      All other operating expenses                                    2,018               (22)           1,996
      Occupancy and equipment                                         1,111                -             1,111
                                                                      -----              ----            -----
         Total general, administrative and other expenses             6,547               (59)           6,488
                                                                      -----              ----            -----

         Net earnings before income taxes                             2,489               (23)           2,466

    Federal income taxes                                                846                 8              838
                                                                      -----              ----            -----

         Net earnings                                                $1,643             $ (15)          $1,628
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.62               $ -             $.62
                                                                        ===               ===              ===

    Stockholders' equity                                            $24,956             $ (56)         $24,900
                                                                     ======              ====           ======

                                     PART IV

ITEM 13.       Exhibits, Financial Statement Schedules, and Reports on From 8-K


         (a)(1)  Financial Statement Schedules

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


                                  WAYNE SAVINGS BANCSHARES, INC.


Date:    June 27, 2002            By: /s/ Michael C. Anderson
                                      -----------------------------------
                                      Michael C. Anderson, Senior Vice President
                                      and Corporate Secretary



         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   By:      /s/ Michael C. Anderson
            -----------------------------------
            Michael C. Anderson, Senior Vice President and
              Corporate Secretary
            (Principal Financial Officer)

   Date:    June 27, 2002