Form 10QSB/A
period 2001-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-06-28
CIK 1036030

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2001
                               ------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
-------------------------------------------------------------------------------
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

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                     3

          Consolidated Statements of Earnings                                4

          Consolidated Statements of Comprehensive Income                    5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     10


PART II - OTHER INFORMATION                                                 18

SIGNATURES                                                                  19

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                            December 31,      March 31,
         ASSETS                                                                                     2001           2001
                                                                                              (Restated)     (Restated)
Cash and due from banks                                                                         $  3,242       $  2,011
Federal funds sold                                                                                14,000          6,000
Interest-bearing deposits in other financial institutions                                          9,969         12,891
                                                                                                 -------        -------
         Cash and cash equivalents                                                                27,211         20,902

Certificates of deposit in other financial institutions                                               -           5,700
Investment securities - at amortized cost, approximate
  market value of $16,325 and $13,774 as of December 31, 2001
  and March 31, 2001, respectively                                                                16,126         13,641
Mortgage-backed securities available for sale - at market                                          4,016          2,911
Mortgage-backed securities - at cost, approximate
  market value of $11,022 and $5,694 as of December 31, 2001
  and March 31, 2001, respectively                                                                11,070          5,663
Loans receivable - net                                                                           257,795        246,619
Loans held for sale - at lower of cost or market                                                      -             861
Office premises and equipment - net                                                                9,281          8,780
Real estate acquired through foreclosure                                                              19            124
Federal Home Loan Bank stock - at cost                                                             3,726          3,510
Accrued interest receivable on loans                                                               1,171          1,328
Accrued interest receivable on mortgage-backed securities                                             73             42
Accrued interest receivable on investments and interest-bearing deposits                             260            211
Prepaid expenses and other assets                                                                  1,404          1,285
Prepaid federal income taxes                                                                          -              63
                                                                                                 -------        -------

         Total assets                                                                           $332,152       $311,640
                                                                                                 =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $298,173       $277,706
Advances from the Federal Home Loan Bank                                                           5,000          6,000
Advances by borrowers for taxes and insurance                                                      1,604            827
Accrued interest payable                                                                              32            245
Accounts payable on mortgage loans serviced for others                                               315            234
Other liabilities                                                                                    589            918
Accrued federal income taxes                                                                          21             -
Deferred federal income taxes                                                                        735            455
                                                                                                 -------        -------
         Total liabilities                                                                       306,469        286,385

Commitments                                                                                           -              -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized;
    2,638,835 shares issued)                                                                       2,639          2,639
  Additional paid-in capital                                                                      14,436         14,436
  Retained earnings - substantially restricted                                                     9,749          9,150
  Less:  70,014 and 57,042 shares of treasury stock at December 31,
    2001 and March 31, 2001, respectively - at cost                                               (1,181)        (1,003)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                                 40             33
                                                                                                 -------        -------
         Total stockholders' equity                                                               25,683         25,255
                                                                                                 -------        -------

         Total liabilities and stockholders' equity                                             $332,152       $311,640
                                                                                                 =======        =======

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                           Nine months                  Three months
                                                                              ended                         ended
                                                                          December 31,                  December 31,
                                                                       2001           2000            2001         2000
                                                                 (Restated)     (Restated)      (Restated)   (Restated)
Interest income
  Loans                                                             $14,325        $13,958          $4,737       $4,708
  Mortgage-backed securities                                            376            449             127          137
  Investment securities                                                 654          1,119             247          362
  Interest-bearing deposits and other                                   661            563             159          182
                                                                     ------         ------           -----        -----
         Total interest income                                       16,016         16,089           5,270        5,389

Interest expense
  Deposits                                                            9,371          9,370           2,975        3,202
  Borrowings                                                            228            360              68          119
                                                                     ------         ------           -----        -----
         Total interest expense                                       9,599          9,730           3,043        3,321
                                                                     ------         ------           -----        -----

         Net interest income                                          6,417          6,359           2,227        2,068

Provision for losses on loans                                           118             75              21            2
                                                                     ------         ------           -----        -----

         Net interest income after provision
           for losses on loans                                        6,299          6,284           2,206        2,066

Other income
  Gain on sale of loans                                                 425            102             214           47
  Service fees, charges and other operating                             874            664             288          242
                                                                     ------         ------           -----        -----
         Total other income                                           1,299            766             502          289

General, administrative and other expense
  Employee compensation and benefits                                  3,217          3,042           1,124          952
  Occupancy and equipment                                             1,002            992             310          340
  Federal deposit insurance premiums                                     66             66              24           22
  Franchise taxes                                                       205            231              69           88
  Other operating                                                     1,148          1,164             441          375
  Operating expenses previously reimbursed or allocated
    to MHC                                                               35            150              -            36
                                                                     ------         ------           -----        -----
         Total general, administrative and other expense              5,673          5,645           1,968        1,813
                                                                     ------         ------           -----        -----

         Earnings before income taxes                                 1,925          1,405             740          542

Federal income taxes
  Current                                                               375            345             (38)          48
  Deferred                                                              276            116             291          124
                                                                     ------         ------           -----        -----
         Total federal income taxes                                     651            461             253          172
                                                                     ------         ------           -----        -----

         NET EARNINGS                                               $ 1,274        $   944          $  487       $  370
                                                                     ======         ======           =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.50           $.36            $.19         $.14
                                                                        ===            ===             ===          ===
           Diluted                                                     $.50           $.36            $.19         $.14
                                                                        ===            ===             ===          ===

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                                Nine months              Three months
                                                                                    ended                    ended
                                                                                December 31,             December 31,
                                                                              2001         2000         2001       2000
                                                                        (Restated)   (Restated)   (Restated) (Restated)
Net earnings                                                                $1,274         $944         $487       $370

Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) on securities, net of
    taxes (benefits) of $4, $24, $(10) and $11 during the
    respective periods                                                           7           47          (20)        22
                                                                             -----          ---          ---        ---

Comprehensive income                                                        $1,281         $991         $467       $392
                                                                             =====          ===          ===        ===

Accumulated comprehensive income                                            $   40         $ 11         $ 40       $ 11
                                                                             =====          ===          ===        ===


                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
                                                                                           (Restated)        (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,274           $   944
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (22)               15
    Amortization of deferred loan origination fees                                               (357)             (112)
    Depreciation and amortization                                                                 331               401
    Loans originated for sale in the secondary market                                         (16,886)           (7,147)
    Proceeds from sale of loans                                                                17,990             6,663
    Gain on sale of loans                                                                        (243)              (47)
    Provision for losses on loans                                                                 118                75
    Federal Home Loan Bank stock dividends                                                       (178)             (186)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        157               (73)
      Accrued interest receivable on mortgage-backed securities                                   (31)                5
      Accrued interest receivable on investments and interest-bearing deposits                    (49)             (103)
      Prepaid expenses and other assets                                                          (119)              316
      Accrued interest payable                                                                   (213)             (192)
      Accounts payable on mortgage loans serviced for others                                       81                71
      Other liabilities                                                                          (360)               48
      Federal income taxes
        Current                                                                                    84                 7
        Deferred                                                                                  276               116
                                                                                               ------            ------
          Net cash provided by operating activities                                             1,853               801

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                             (9,049)               -
  Proceeds from maturity of investment securities designated as held
    to maturity                                                                                 6,529             1,062
  Purchase of mortgage-backed securities designated as available for sale                      (2,053)               -
  Purchase of mortgage-backed securities designated as held to maturity                        (8,404)           (1,000)
  Principal repayments on mortgage-backed securities designated as
    available for sale                                                                            959               461
  Principal repayments on mortgage-backed securities designated as
    held to maturity                                                                            3,054             2,073
  Loan principal repayments                                                                    59,132            26,371
  Loan disbursements                                                                          (69,976)          (33,688)
  Purchase of office premises and equipment - net                                                (832)             (921)
  Proceeds from sale of land                                                                       -                235
  Proceeds from sale of real estate acquired through foreclosure                                   12                14
  Decrease in certificates of deposit in other financial institutions                           5,700             3,300
  Purchase of Federal Home Loan Bank stock                                                        (38)             (103)
                                                                                               ------            ------
          Net cash used in investing activities                                               (14,966)           (2,196)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                         (13,113)           (1,395)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended December 31,
                                 (In thousands)


                                                                                                   2001            2000
                                                                                             (Restated)      (Restated)
         Net cash used in operating and investing activities
           (balance brought forward)                                                           $(13,113)        $(1,395)

  Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               20,467           3,333
  Proceeds from Federal Home Loan Bank advances                                                   5,000          11,000
  Repayment of Federal Home Loan Bank advances                                                   (6,000)        (13,000)
  Advances by borrowers for taxes and insurance                                                     777             692
  Proceeds from exercise of stock options                                                            -               36
  Dividends paid on common stock                                                                   (644)           (601)
  Purchase of treasury shares                                                                      (178)           (188)
                                                                                                -------          ------
          Net cash provided by financing activities                                              19,422           1,272
                                                                                                -------          ------

Net increase (decrease) in cash and cash equivalents                                              6,309            (123)

Cash and cash equivalents at beginning of period                                                 20,902          14,309
                                                                                                -------          ------

Cash and cash equivalents at end of period                                                     $ 27,211         $14,186
                                                                                                =======          ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $    457         $   460
                                                                                                =======          ======

    Interest on deposits and borrowings                                                        $  9,812         $ 9,922
                                                                                                =======          ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $      7         $    47
                                                                                                =======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                          $    182         $    55
                                                                                                =======          ======

  Issuance of mortgage loan upon sale of real estate acquired
    through foreclosure                                                                        $     93         $    -
                                                                                                =======          ======

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2001 and 2000


1.       Basis of Presentation

         The accompanying restated unaudited consolidated financial statements for the three and nine months ended December 31, 2001 and 2000 were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the amended and restated Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from March 31, 2001 to December 31,
2001

At December 31, 2001, the Company had total assets of $332.2 million, an increase of $20.5 million, or 6.6%, over March 31, 2001. The increase was funded primarily by a $20.5 million increase in deposits.

Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit and investment securities totaled $43.3 million at December 31, 2001, an increase of $3.1 million, or 7.7%, over March 31, 2001 levels. During the nine months ended December 31, 2001, investment securities purchases totaled $9.0 million, while maturities amounted to $6.5 million.

Mortgage-backed securities increased by $6.5 million, or 76.0%, to $15.1 million at December 31, 2001. This increase was primarily due to purchases totaling $10.5 million, partially offset by principal repayments on mortgage-backed securities totaling $4.0 million for the nine months ended December 31, 2001.

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

The allowance for loan losses totaled $722,000 at December 31, 2001, compared to $655,000 at March 31, 2001, representing .28% and .26% of gross loans at those respective dates. In determining the amount of the loan loss allowance at any point in time, management and the Board apply a systematic process focusing on the risk of loss in the portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. At December 31, 2001, the analysis of $3.0 million of impaired loans resulted in a $105,000 allocation of the allowance to an impaired nonresidential loan with a principal balance of $519,000. The remainder of the impaired nonresidential, multi-family and commercial loans were viewed as well-secured, with no measured loss. As a result of this detailed loss analysis, the increase in nonperforming loans to $3.5 million at December 31, 2001, did not result in a proportional increase in the allowance for loan losses.

The second step in determining the allowance for loan losses entails the application of historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of overall risk in the economy. This segment of the loss analysis resulted in assigning $617,000 of the allowance for loan losses at December 31, 2001. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge all known losses as of December 31, 2001, have been recorded.

Nonperforming loans totaled $3.5 million at December 31, 2001, compared to $515,000 at December 31, 2000. Nonperforming loans at December 31, 2001, consisted of $1.1 million of nonresidential real estate loans, $1.6 million of commercial loans and approximately $800,000 of one- to four-family residential mortgage loans. The allowance for loan losses totaled 20.4% and 127.2% of nonperforming loans at December 31, 2001 and 2000, respectively.

Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Discussion of Financial Condition Changes from March 31, 2001 to December 31, 2001 (continued)

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

Stockholders' equity increased by approximately $428,000, or 1.7%, due primarily to net earnings of $1.3 million, partially offset by dividends paid totaling $644,000 and repurchases of common stock totaling $178,000.

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


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2001 and 2000

Net earnings totaled $1.3 million for the nine months ended December 31, 2001, compared to net earnings of $944,000 for the same period in 2000, an increase of $330,000, or 35.0%. The increase in net earnings resulted primarily from an increase in other income of $533,000 and a $58,000 increase in net interest income, which were partially offset by an $28,000 increase in general, administrative and other expense, an increase in federal income taxes of $190,000 and an increase in the provision for losses on loans totaling $43,000.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $14.7 million for the nine months ended December 31, 2001, an increase of $294,000, or 2.0%, over the same period in 2000. The increase was primarily attributable to a $9.2 million, or 3.7%, increase in the average balance of loans and mortgage-backed securities outstanding, from $251.6 million for the nine months ended December 31, 2000, to $260.8 million for the nine months ended December 31, 2001, partially offset by a decrease in the average yield from 7.64% in 2000 to 7.52% in 2001.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2001 and 2000 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $58,000, or 0.9%, during the nine months ended December 31, 2001, compared to the same period in 2000. The Company's interest rate spread decreased from 2.72% for the nine month period ended December 31, 2000 to 2.63% for the same period ended December 31, 2001. The Company's net interest margin decreased from 2.93% for the nine month period ended December 31, 2000, to 2.83% for the same period ended December 31, 2001.

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

Other Income

Other income totaled $1.3 million for the nine months ended December 31, 2001, an increase of $533,000, or 69.6%, over the comparable 2000 period. This increase was due primarily to a $323,000 increase in gain on sale of loans, coupled with a $210,000, or 31.6%, increase in service fees, charges and other operating income. The increase in gain on sale of loans resulted from loan sales of $17.7 million for the nine months ended December 31, 2001, an increase of $11.1 million, or 168.2%, compared to the $6.6 million sold for the nine months ended December 31, 2000. The increase in service fees, charges and other operating income was due primarily to a new service fee structure implemented on deposit accounts.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.7 million for the nine month period ended December 31, 2001, an increase of $28,000, or 0.5%, compared to the same period in 2000. This increase was primarily attributable to a $175,000, or 5.8%, increase in employee compensation and benefits, coupled with a $10,000, or 1.0%, increase in occupancy and equipment expense, which were partially offset by a decrease in other operating expense of $14,000, or 1.2%, and a decrease of $115,000, or 76.7%, in certain operating costs that were previously paid or reimbursed by Wayne Savings Bankshares, MHC (the "MHC"). As a result of discussions with its primary regulator arising from the Company's proposed conversion and offering of common stock, it was requested, as a matter of policy, that the Company expense certain operating costs that were previously paid or reimbursed by the MHC. These costs were substantially offset in the Company's equity accounts by a corresponding decrease in dividends paid to the MHC. See the section entitled "Restatement of Consolidated Financial Statements" for additional information. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in pension-related expense and additional staff needed for operating a new full service branch opened in May, 2001 and a new drive-through facility opened in August 2001. The increase in occupancy and equipment expense was also primarily attributable to costs incurred in the new operating facilities. The Company currently plans to install a new computer system during February 2002 at an approximate cost of $500,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2001 and 2000 (continued)

Federal Income Taxes

The provision for federal income taxes amounted to $651,000 for the nine months ended December 31, 2001, an increase of $190,000, or 41.2%, compared to the same period in 2000. The increase resulted primarily from a $520,000, or 37.0%, increase in pretax earnings period to period. The effective tax rates for the nine months ended December 31, 2001 and 2000 totaled 33.8% and 32.8%, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31, 2001 and 2000

Net earnings totaled $487,000 for the three months ended December 31, 2001, compared to net earnings of $370,000 for the same period in 2000, an increase of $117,000, or 31.6%. The increase in net earnings resulted primarily from an increase in other income of $213,000 and an increase of $159,000 in net interest income, which were partially offset by an increase in general, administrative and other expense of $155,000, an increase in federal income taxes of $81,000 and an increase in the provision for losses on loans totaling $19,000.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $4.9 million for the three months ended December 31, 2001, an increase of $19,000, or 0.4%, over the same period in 2000. The increase can be primarily attributed to a $10.1 million, or 4.0%, increase in the average balance of loans and mortgage-backed securities outstanding, which was partially offset by a decrease in the average yield of 26 basis points, from 7.65% for the three months ended December 31, 2000, to 7.39% for the three months ended December 31, 2001.

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

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $159,000, or 7.7%, during the three months ended December 31, 2001, compared to the same period in 2000. The Company's interest rate spread increased from 2.65% at December 31, 2000 to 2.75% for the three months ended December 31, 2001. The Company's net interest margin increased from 2.85% for the three months ended December 31, 2000, to 2.89% for the quarter ended December 31, 2001.

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

General, Administrative and Other Expense

General, administrative and other expense totaled $2.0 million for the three month period ended December 31, 2001, an increase of $155,000, or 8.5%, compared to the same period in 2000, primarily attributable to a $172,000, or 18.1%, increase in employee compensation and benefits and a $66,000, or 17.6%, increase in other operating expense, which were partially offset by a $36,000 reduction in operating expenses previously reimbursed or allocated to the MHC. The increase in employee compensation and benefits was primarily attributable to increased staffing levels related to the opening of two new operating facilities, normal merit increases and an increase in pension costs. The increase in other operating expenses was also primarily attributable to the opening of the new facilities.

Federal Income Taxes

The provision for federal income taxes amounted to $253,000 for the three months ended December 31, 2001, an increase of $81,000, or 47.1%, compared to the same period in 2000. The increase resulted primarily from a $198,000, or 36.5%, increase in pretax earnings year to year. The effective tax rates for the three months ended December 31, 2001 and 2000 were 34.2% and 31.7%, respectively.


Restatement of Consolidated Financial Statements

As a result of filings related to the Company's conversion offering and discussions with its primary regulator, the Company has restated its consolidated financial statements for the three and nine month periods ended December 31, 2001 and 2000. The restatement focused on three matters.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Restatement of Consolidated Financial Statements (continued)

First, based on regulatory policy, the payment, allocation or reimbursement of operating expenses by the Company's parent, the MHC, have been included in the Company's financial statements with a corresponding reduction in dividends paid to the MHC. Accordingly, management has included in the Company's consolidated financial statements the following costs that were previously paid, allocated or reimbursed by the MHC.

                                                                    Nine months ended         Three months ended
                                                                      December 31,               December 31,
                                                                     2001       2000           2001       2000
                                                                                  (In thousands)
Legal fees related to MHC litigation                                 $ 19       $134            $-        $ 36
Intercompany allocations                                                7          7             -          -
Officer compensation                                                    9          9             -          -
                                                                      ---        ---             --        ---

       Total pre-tax costs reimbursed, allocated
         or paid by the MHC                                          $ 35       $150            $-        $ 36
                                                                      ===        ===             ==        ===

Substantially all of these expenses were offset in the Company's stockholders' equity accounts by a reduction in dividends paid to the MHC.

The second matter giving rise to restatement centered on depreciation expense related to the Company's office premises and equipment. Specifically, that management reduce the estimated useful lives assigned to renovated buildings. Additionally, it was requested that the Company maintained the original estimated useful life and not extend the useful life of its data processing equipment. These restatement adjustments resulted in a $29,000 and $86,000 increase in depreciation expense during the three and nine months ended December 31, 2000, respectively, and a $10,000 and $28,000 decrease in depreciation expense for the three and nine month periods ended December 31, 2001.

The final item subject to restatement related to the recording of various adjustments that were previously considered immaterial in preparation of the consolidated financial for the years ended March 31, 2001 and 2000, and the interim periods related thereto. These adjustments resulted in an increase of $11,000 and $56,000 in pre-tax earnings for the three and nine month periods ending December 31, 2001, and a decrease of $21,000 in pre-tax earnings for both the three and nine month periods ending December 31, 2000. The following tables set forth the integrated effects of the foregoing on the financial statements for the three and nine month periods ended December 31, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Restatement of Consolidated Financial Statements (continued)

                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                   For the nine months ended December 31, 2001
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $6,305             $  (6)          $6,299
    Other income                                                      1,299                -             1,299
    General, administrative and other and expenses:
      Employee compensation                                           3,207                10            3,217
      Occupancy and equipment                                         1,000                 2            1,002
      All other operating expenses                                    1,444               (25)           1,419
      Operating expenses previously paid by or allocated to MHC          -                 35               35
                                                                      -----              ----            -----
         Total general, administrative and other expenses             5,651                22            5,673
                                                                      -----              ----            -----

         Net earnings before income taxes                             1,953               (28)           1,925

    Federal income taxes (benefits)                                     665               (14)             651
                                                                      -----              ----            -----

         Net earnings                                                $1,288             $ (14)          $1,274
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.50                $-             $.50
                                                                        ===                 ==             ===

    Stockholders' equity                                            $25,758             $ (75)         $25,683
                                                                     ======              ====           ======


                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                  For the three months ended December 31, 2001
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $2,209              $ (3)          $2,206
    Other income                                                        502                -               502
    General, administrative and other expenses:
      Employee compensation                                           1,116                 8            1,124
      Occupancy and equipment                                           320               (10)             310
      All other operating expenses                                      524                10              534
      Operating expenses previously paid by or allocated to MHC          -                 -                -
                                                                      -----                --            -----
         Total general, administrative and other expenses             1,960                 8            1,968
                                                                      -----               ---            -----

         Earnings before income taxes                                   751               (11)             740

    Federal income taxes (benefits)                                     256                (3)             253
                                                                      -----               ---            -----

         Net earnings                                                $  495              $ (8)          $  487
                                                                      =====               ===            =====

    Basic and diluted earnings per share                               $.19                $-             $.19
                                                                        ===                 ==             ===

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Restatement of Consolidated Financial Statements (continued)

                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                   For the nine months ended December 31, 2000
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $6,278             $   6           $6,284
    Other income                                                        766                -               766
    General, administrative and other and expenses:
      Employee compensation                                           3,079               (37)           3,042
      Occupancy and equipment                                           906                86              992
      All other operating expenses                                    1,468                (7)           1,461
      Operating expenses previously paid by or allocated to MHC          -                150              150
                                                                      -----              ----            -----
         Total general, administrative and other expenses             5,453               192            5,645
                                                                      -----              ----            -----

         Net earnings before income taxes                             1,591              (186)           1,405

    Federal income taxes (benefits)                                     541               (80)             461
                                                                      -----              ----            -----

         Net earnings                                                $1,050             $(106)          $  944
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.40             $(.04)            $.36
                                                                        ===              ====              ===

    Stockholders' equity                                            $25,207             $(106)         $25,101
                                                                     ======              ====           ======


                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                  For the three months ended December 31, 2000
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $2,065             $   1           $2,066
    Other income                                                        289                -               289
    General, administrative and other expenses:
      Employee compensation                                             970               (18)             952
      Occupancy and equipment                                           322                18              340
      All other operating expenses                                      466                19              485
      Operating expenses previously paid by or allocated to MHC          -                 36               36
                                                                      -----              ----            -----
         Total general, administrative and other expenses             1,758                55            1,813
                                                                      -----              ----            -----

         Earnings before income taxes                                   596               (54)             542

    Federal income taxes (benefits)                                     201               (29)             172
                                                                      -----              ----            -----

         Net earnings                                                $  395             $ (25)          $  370
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.15             $(.01)            $.14
                                                                        ===              ====              ===

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





Date:      June 18, 2002                      By: /s/Charles C. Finn
       -------------------------                  -----------------------------
                                                    Charles C. Finn
                                                    Chairman and President





Date:      June 18, 2002                      By: /s/Michael C. Anderson
       -------------------------                  ----------------------------
                                                    Michael C. Anderson
                                                     Chief Financial Officer