Form 10KSB
period 2002-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-07-15
CIK 1036030

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Fiscal Year Ended March 31, 2002
                                       OR
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _______________ to ___________________

                           Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
                     -------------------------------------
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

         The issuer's revenues for the fiscal year ended March 31, 2002, were $23.0 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq SmallCap Market on June 14, 2002, was approximately $19.8 million. This amount excludes shares held by Wayne Savings Bankshares, M.H.C., and the Registrant's directors and senior officers. As of June 14, 2002, there were issued and outstanding 2,572,021 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.  Business

General

         Wayne Savings Bancshares, Inc.

         Wayne Savings Bancshares, Inc. (the "Company") is a federal corporation which was organized on August 5, 1997. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On November 25, 1997, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At March 31, 2002, the Company had total assets of $334.8 million, total deposits of $301.0 million, and stockholders' equity of $26.0 million.

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

         The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, and Medina counties, where it operates nine full-service offices. This contiguous four-county area is located in north central Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activity consists of originating one- to four-family residential real estate loans in its market area. The Bank also originates multi-family residential and non-residential real estate loans, although such loans constitute a small portion of the Bank's lending activities and a small portion of the Bank's loan portfolio. The Bank also originates consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

         The Bank's principal executive office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

         Village Savings Bank, F.S.B.

         Village Savings Bank, F.S.B. ("Village") is a federally-chartered stock savings bank headquartered in North Canton, Ohio that was chartered as a wholly-owned subsidiary of the Bank, hereinafter collectively referred to as "the Banks." Village's deposits are insured by the FDIC under the SAIF. Village is a member of the FHLB system.

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

         Ashland County, which is located due west of Wayne County, also has a diverse economic base. In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items. Ashland is also the home of Ashland University. The City of Ashland is the county seat and the location of two of the Bank's branch offices.

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

         The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2002, approximately $64.9 million, or 23.6%, of the Company's total loans and mortgage-backed securities, due after March 31, 2002, consisted of loans or securities with adjustable interest rates.

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

                                                                     At March 31,
                                      --------------------------------------------------------------------------
                                               2002                      2001                      2000
                                      ----------------------    ----------------------    ----------------------
                                          $            %             $            %            $            %
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Mortgage loans:
  One- to four-family residential(1)   $218,981       84.91%     $215,464        85.00%    $211,222        86.72%
  Residential construction loans....      8,728        3.38         7,078         2.79        4,035         1.66
  Multi-family residential..........      7,368        2.86         9,039         3.56        8,028         3.30
  Non-residential real estate/land(2)     9,725        3.77         7,525         2.97        6,068         2.49
                                        -------      ------       -------       ------      -------       ------
    Total mortgage loans............    244,802       94.92       239,106        94.32      229,353        94.17
Other loans:
  Consumer loans (3)................      7,260        2.82         9,630         3.80        9,041         3.71
  Commercial business loans.........      5,832        2.26         4,765         1.88        5,168         2.12
                                        -------      ------       -------       ------      -------       ------
    Total other loans...............     13,092        5.08        14,395         5.68       14,209         5.83
                                        -------      ------       -------       ------      -------       ------
  Total loans before net items......    257,894      100.00%      253,501       100.00%     243,562       100.00%
                                                     ======                     ======                    ======
Less:
  Loans in process..................      4,616                     4,764                     4,136
  Deferred loan origination fees....      1,376                     1,463                     1,538
  Allowance for loan losses.........        730                       655                       793
                                        -------                   -------                   -------
    Total loans receivable, net.....   $251,172                  $246,619                  $237,095
                                        =======                   =======                   =======
Mortgage-backed securities, net(4)..   $ 17,326                  $  8,574                  $ 10,459
                                        =======                   =======                   =======

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $18.9 million, $15.7 million and $11.1 million, as of March 31, 2002, 2001 and 2000, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.

(2) Includes land loans of $736,000, $923,000 and $949,000 as of March 31, 2002, 2001 and 2000, respectively.

(3) Includes second mortgage loans of $1.2 million, $1.8 million and $1.6 million as of March 31, 2002, 2001 and 2000, respectively. (4) Includes mortgage-backed securities designated as available for sale.

         Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 2002, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                                      One             Three             Five              Ten
                                                    Within          Through          Through           Through          Through
                                                   One Year       Three Years      Five Years         Ten Years       Twenty Years
                                                   --------       -----------      -----------       -----------      ------------
                                                                                                 (In Thousands)
Mortgage loans:
  One to four family residential:
    Adjustable..........................           $48,912           $1,123            $   --          $    --            $   --
    Fixed...............................             2,418              480             1,333           13,637            60,128
  Construction (1):
    Adjustable..........................               664               --                --               --                --
    Fixed...............................               156               --                41               --               489
  Multi-family residential and nonresidential (1):
    Adjustable..........................             6,809            4,792             1,224               34                --
    Fixed...............................               237            1,483               384              263                21
Other Loans:
  Commercial business loans.............             3,632               11                49              727                --
  Consumer..............................             2,872            1,744             1,509            1,135                --
                                                    ------            -----             -----           ------            ------
Total loans.............................           $65,700           $9,633            $4,540          $15,796           $60,638
                                                    ======            =====             =====           ======            ======

Mortgage-backed securities(2)...........           $   350           $  688            $   --          $ 1,466           $ 1,854
                                                    ======            =====             =====           ======            ======


                                                         Beyond
                                                         Twenty
                                                          Years            Total
                                                         -------           -----

Mortgage loans:
  One to four family residential:
    Adjustable..........................                  $   --          $ 50,035
    Fixed...............................                  90,950           168,946
  Construction (1):
    Adjustable..........................                      --               664
    Fixed...............................                   4,398             5,084
  Multi-family residential and nonresidential (1):
    Adjustable..........................                      --            12,859
    Fixed...............................                     210             2,598
Other Loans:
  Commercial business loans.............                   1,413             5,832
  Consumer..............................                      --             7,260
                                                          ------           -------
Total loans.............................                 $96,971          $253,278
                                                          ======           =======

Mortgage-backed securities(2)...........                 $12,613          $ 16,971
                                                          ======           =======


-----------------------------

(1) Amounts shown are net of loans in process of $3.0 million in construction loans and $1.6 million in multi-family residential and nonresidential loans.

(2) Includes mortgage-backed securities available for sale. Does not include premiums of $340,000, discounts of $18,000 and unrealized gains of $33,000.

         The following table sets forth at March 31, 2002, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2003.

                                                            Fixed            Adjustable
                                                       --------------      -------------
                                                                   (In Thousands)
Mortgage loans:
  One- to four-family residential...................     $166,528             $ 1,123
  Construction (2)..................................        4,928                  --
  Multi-family residential and non-residential (2)..        2,361               6,050
  Consumer..........................................        4,349                  39
  Commercial business...............................          787               1,413
                                                          -------              ------
    Total loans.....................................     $178,953             $ 8,625
                                                          =======              ======

Mortgage-backed securities(1).......................     $  3,672             $12,949
                                                          =======              ======

-----------------------------

(1) Includes mortgage-backed securities available for sale, which totaled $3.4 million as of March 31, 2002. Does not include premiums of $340,000, discounts of $18,000 and unrealized gains of $33,000.
(2) Net of loans in process of $3.0 million construction loans and $1.6 million multi-family residential and non-residential loans.

         One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2002, the Company had $219.0 million, or 84.9%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

         The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including, but not limited to, the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's secondary market activities over the past three years have been limited to sales of $27.1 million, $9.2 million, and $6.4 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. Such sales generally constituted current period originations. There were no loans identified as available for sale as of March 31, 2002. Mortgage loans held for sale at March 31, 2001 and 2000 totaled $861,000, and $317,000, respectively.

         The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 2002, the Company's ARM portfolio increased by $390,000 or 0.6%.

         The Company offers two ARM loan products. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 5% on total rate increases or decreases over the life of the loan. The index on the treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year. The treasury ARM loan has an initially discounted rate of 1% below the current index, plus margin. However, these loans are underwritten at the fully-indexed interest rate. The cost of fund ARM loan adjusts annually and has periodic and lifetime interest rate caps of 1% and 3%, respectively. The index is the Ohio Cost of Funds from SAIF Insured Savings Associations, which index is published quarterly by the

OTS. The initial interest rate on cost of funds ARM loans is not discounted. In the past, the Company has used different indices for ARM loans, such as the National Average Contract Rate for Previously Occupied Homes and the National Average Cost of Funds. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. One- to four-family residential ARM loans totaled $50.0 million, or 19.4%, of the Company's total loan portfolio at March 31, 2002.

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

         The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Association and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2002, the Company's equity loan portfolio totaled $18.9 million, or 8.6%, of its one- to four-family mortgage loan portfolio.

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

         Multi-Family Residential Real Estate Loans. In recent years, the Company has significantly reduced its originations of multi-family real estate loans. Loans secured by multi-family real estate constituted approximately $7.4 million, or 2.9%, of the Company's total loan portfolio at March 31, 2002. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2002, 92.0% of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2002, the Company's multi-family real estate loans had an average balance of $236,000, and the largest multi-family real estate loan had a principal balance of $1.1 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans; however, the Company's policies do not preclude such lending.

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

         Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $9.0 million, or 3.5%, of the Company's total loan portfolio at March 31, 2002. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2002, 91.2% of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2002, the Company's non-residential loans had an average balance of $118,000 and the largest non-residential real estate loan had a principal balance of $2.1 million. The Company's largest loan is to a partnership in which a director is a partner. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans; however, the Company's policies do not preclude such lending.

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

         The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $736,000 at March 31, 2002.

         Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2002, the Company had $8.7 million, or 3.4%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

         Commercial Business Loans. Commercial business loans totaled $5.8 million, or 2.3% of the Company's total loan portfolio at March 31, 2002. The Company does not emphasize commercial lending, but evaluates and meets the needs of its customer base.

         Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

         As of March 31, 2002, consumer loans totaled $7.3 million, or 2.8%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are fixed rate and fixed term second mortgage loans, auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years. The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2002, second mortgage loans totaled $1.2 million, or 16.5%, of consumer loans.

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

         Mortgage-Backed Securities. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, increased from $8.6 million at March 31, 2001 to $17.3 million at March 31, 2002.

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

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $250,000 must be approved by the Chief Lending Officer. The Chief Executive Officer can approve loans up to $300,000, and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that management's approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2002, the Company had commitments to originate $5.4 million of loans.

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

         Although in the past the Company has purchased loans originated by other lenders, the Company has not purchased any such loans in at least 10 years. At March 31, 2002, 0.3% of all loans in the Company's portfolio were purchased from others and the majority of such loans were collateralized by properties located in Ohio.

         Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Company's loan origination, purchase and sales activity for the periods indicated.

                                                                                At March 31,
                                                              ------------------------------------------------
                                                                   2002             2001              2000
                                                              -------------     -------------    -------------
                                                                                (In Thousands)
Total loans receivable, net at beginning of year..........      $246,619         $237,095           $214,094
Loans originated:
   One- to four-family residential(1).....................        89,376           60,192             52,485
   Multi-family residential(2)............................            --            2,803                549
   Non-residential real estate/land.......................         3,712            4,255                223
   Consumer loans.........................................         2,534            6,854              7,498
   Commercial loans.......................................           886            1,611              4,194
                                                                 -------          -------            -------
      Total loans originated..............................        96,508           75,715             64,949
Loans sold:
   Whole loans............................................       (27,130)          (9,185)            (6,425)
                                                                 -------          -------            -------
      Total loans sold....................................       (27,130)          (9,185)            (6,425)

Mortgage loans transferred to REO.........................            --              (98)               (64)
Loan repayments...........................................       (66,077)         (56,485)           (37,105)
Other loan activity, net..................................         1,294             (423)             1,646
                                                                 -------          -------            -------
      Total loans receivable, net at end of year..........      $251,172         $246,619           $237,095
                                                                 =======          =======            =======

Mortgage-backed securities at beginning of year...........      $  8,613         $ 10,496           $  7,230
Mortgage-backed securities purchased......................        14,155            2,025              8,030
Principal repayments and other activity...................        (5,442)          (3,908)            (4,764)
                                                                 -------          -------            -------
      Mortgage-backed securities at end of year...........      $ 17,326         $  8,574           $ 10,459
                                                                 =======          =======            =======

--------------------------

(1) Includes loans to finance the construction of one- to four-family residential properties, and loans disbursed for sale in the secondary market.
(2) Includes loans to finance the sale of real estate acquired through foreclosure.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2002, the Company had $4.6 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $1.1 million, $891,000 and $720,000, for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

     Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2002, the Company's largest concentration of loans to one borrower totaled $2.5 million. The Company had no loans at March 31, 2002 that exceeded the loans to one borrower regulations.

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

     Under  the  provisions  of SFAS  No.  114,  "Accounting  by  Creditors  for
Impairment of a Loan," a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Banks consider investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for impairment. With respect to the Banks' investment in multi-family commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

     At March 31, 2002, the Company had non-performing and impaired assets of $3.8 million and a ratio of non-performing and impaired assets to total assets of 1.14%. At March 31, 2001 and 2000, the Company had non-performing and impaired assets of $1.3 million and $1.2 million, respectively. The increase in nonperforming assets as of March 31, 2002 was attributable primarily to a $1.8 million commercial business and real estate loan concentration to a land developer and a $519,000 loan secured by an office and retail building (which is included in the following table in the all other mortgage loans total). The $1.8 million loan concentration consists of four loans that are cross-collateralized by non-residential and residential real estate. One loan totaling $475,000, depicted in the following table in the one- to four-family total, was originated in October 1996, two loans totaling $1.3 million were originated in November 1999, and one loan totaling $49,000 was originated in October 2000 which are included in the following table in the commercial business loan total. In September 2001, the Company ceased accruing interest on these loans. The loan concentration was brought current in January 2002, and a current appraisal indicates value for the loan collateral of more than $3.0 million. There is no specific allowance for loan losses on this loan concentration. The $519,000 loan was repaid in May 2002 without further loss. In the opinion of management, these loans are adequately collateralized and no loss on them is anticipated.

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

     The following table sets forth information regarding the Company's non-accrual and impaired loans and real estate acquired through foreclosure at the dates indicated. For all the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS 15.

                                                                                   At March 31,
                                                           2002          2001          2000          1999          1998
                                                                            (Dollars In Thousands)
Non-accrual loans:
 Mortgage loans:
    Permanent loans secured by one- to four-family
      dwelling units................................       $  616        $  443        $  170          $224        $  299
    All other mortgage loans........................        1,070            --            --            --             1
 Non-mortgage loans:
    Commercial business loans.......................        1,416            --            --
    Consumer........................................           25            72            30            12            --
                                                            -----         -----         -----           ---         -----
Total non-accrual loans.............................        3,127           515           200           236           300
Accruing loans 90 days or more delinquent...........           38            --            --            44             8
                                                            -----         -----         -----           ---         -----
Total non-performing loans..........................        3,165           515           200           280           308
Loans deemed impaired (1)...........................          645           645           940            --            --
                                                            -----         -----         -----           ---         -----
Total non-performing and impaired loans.............        3,810         1,160         1,140           280           308
Total real estate owned (2).........................           19           124            90            41           946
                                                            -----         -----         -----           ---         -----
Total non-performing and impaired assets............       $3,829        $1,284        $1,230          $321        $1,254
                                                            =====         =====         =====           ===         =====

Total non-performing and impaired loans to net
  loans receivable..................................          1.52%         0.47%         0.48%         0.13%         0.15%
                                                              ====          ====          ====          ====          ====
Total non-performing and impaired loans to total
assets..............................................          1.14%         0.37%         0.37%         0.10%         0.12%
                                                              ====          ====          ====          ====          ====
Total non-performing and impaired assets to total
assets..............................................          1.14%         0.41%         0.40%         0.12%         0.48%
                                                              ====          ====          ====          ====          ====

--------------------------------
(1)  Includes loans deemed impaired that are currently performing.
(2) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

         During the year ended March 31, 2002, 2001 and 2000, gross interest income of $99,000, $12,000 and $8,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on nonaccrual loans totaled $227,000, $49,000 and $8,000 for the years ended March 31, 2002, 2001 and
2000, respectively. Interest income on impaired loans is recognized using the cash method of accounting and totaled approximately $233,000, $71,000 and $85,000 for the years ended March 31, 2002, 2001 and 2000.

         The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in the Company's portfolio at the dates indicated.

                                                                                At March 31,
                                                    2002             2001            2000            1999            1998
                                                                              (In Thousands)

     Loans past due 60-89 days............         $  431           $2,536          $1,539          $1,710          $1,136
     Loans past due 90 days or more.......          3,165              515             200             280             308
                                                    -----            -----           -----           -----           -----
        Total past due 60 days or more....         $3,596           $3,051          $1,739          $1,990          $1,444
                                                    =====            =====           =====           =====           =====

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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2002           2001            2000
                                                                     -----------    -----------    -----------
                                                                               (Dollars in Thousands)
Substandard assets(1)...........................................       $3,303          $569           $290
Doubtful assets.................................................           --             --             --
Loss assets.....................................................          105             --             --
                                                                        -----            ---            ---
   Total classified assets......................................       $3,408           $569           $290
                                                                        =====            ===            ===

-----------------------------
(1)  Includes REO.

         Allowance for Loan Losses. In determining the amount of the allowance for loan losses at any point in time, management and the Board of Directors apply a systematic process focusing on the risk of loss in the loan portfolio. First, delinquent non-residential, multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, management applies historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of overall risk in the economy. However, the analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with the corresponding reduction in earnings.

         During fiscal years ended March 31, 2002, 2001 and 2000, the Company added $134,000, $96,000, and $106,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $730,000, $655,000, and $793,000, at March 31, 2002, 2001 and 2000, respectively. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management's knowledge, all known losses as of March 31, 2002, 2001 and 2000 have been recorded.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                At or for the Year Ended March 31,
                                                 2002           2001           2000          1999           1998
                                                                        (In Thousands)
 Loans receivable, net....................      $251,172       $246,619       $237,095      $214,094       $206,685
                                                 =======        =======        =======       =======        =======
 Average loans receivable, net............       253,058        245,624        229,845       209,178        207,377
                                                 =======        =======        =======       =======        =======
 Allowance balance (at beginning of
 period)..................................           655            793            678           721            914
 Provision for losses.....................           194             96            120            64             60
 Charge-offs:
    Mortgage loans:
      One-to-four family..................            --             (7)            --            (8)            --
      Residential construction............            --             --            (21)           --             --
      Multi-family residential............            --             --             --            --             --
      Non-residential real estate and land            --           (172)            --            --           (253)
    Other loans:
      Consumer............................           (63)           (61)           (12)           --             --
      Commercial (1)......................            --             --             --          (107)            --
                                                 -------        -------        -------       -------        -------
          Gross charge-offs...............           (63)          (240)           (33)         (115)          (253)
                                                 -------        -------        -------       -------        -------

 Recoveries:
    Mortgage loans:
      One-to-four family..................            --             --             --             8             --
      Residential construction............            --             --             --            --             --
      Multi-family residential............            --             --              6            --             --
      Non-residential real estate and land            --             --             --            --             --
    Other loans:                                                                                                 --
      Consumer............................             4              6             22            --             --
      Commercial..........................            --             --             --            --             --
                                                 -------        -------        -------       -------        -------
          Gross recoveries................             4              6             28             8             --
                                                 -------        -------        -------       -------        -------
          Net (charge-offs)/recoveries....           (59)          (234)            (5)         (107)          (253)
                                                 -------        -------        -------       -------        -------
 Additions charged to operations..........           194             96            120            64             60
                                                 -------        -------        -------       -------        -------
 Allowance for loan losses balance (at
    end of period) (2)....................      $    730       $    655       $    793      $    678       $    721
                                                 =======        =======        =======       =======        =======
 Allowance for loan losses as a percent
    of loans receivable, net at end of
    period................................           0.29%          0.27%          0.33%         0.32%          0.35%
                                                    =====          =====          =====        ======         ======
Net loans charged off as a percent of
    average loans receivable, net.........           0.02%          0.10%           --%          0.05%          0.12%
                                                    =====          =====          =====        ======         ======
 Ratio of allowance for loan losses to
    total non-performing assets at end of
    period................................          19.07%         51.01%         64.47%       211.21%         57.50%
                                                    =====          =====          =====        ======         ======
 Ratio of allowance for loan losses to
    non-performing loans at end of period.          19.16%         56.97%         69.56%       242.14%        234.09%
                                                    =====          =====          =====        ======         ======

-------------------------

(1) The fiscal 2001 charge-offs include a $172,000 charge-off related to an impaired loan. This loan was current at March 31, 2002 and March 31, 2001.
(2) At March 31, 2002, an allowance of $105,000 was allocated to a non-residential loan that met the definition of impaired pursuant to SFAS No. 114.

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


                                                                      At March 31,
                                                2002                      2001                     2000
                                                       % of                    % of                      % of
                                                     Loans in                Loans in                  Loans in
                                                       Each                    Each                       Each
                                                     Category                Category                   Category
                                                     to Total                to Total                   to Total
                                         Amount       Loans       Amount       Loans        Amount       Loans
                                                                (Dollars in Thousands)
 Mortgage loans:
   One- to four-family...........          $126         84.9%       $551         85.0%        $414         86.7%
   Residential construction......            --          3.4          23          2.8            9          1.7
   Multi-family residential......            47          2.8          24          3.6           37          3.3
   Non-residential real estate
   and land......................           207          3.8          20          3.0           --          2.5
 Other loans:
   Consumer......................            28          2.8           6          3.8           52          3.7
   Commercial....................           322          2.3          31          1.9          281          2.1
                                            ---        -----         ---        -----          ---        -----
 Total allowance for loan losses.          $730        100.0%       $655        100.0%        $793        100.0%
                                            ===        =====         ===        =====          ===        =====


                                                                 At March 31,
                                                     1999                     1998
                                                           % of                     % of
                                                         Loans in                 Loans in
                                                           Each                     Each
                                                         Category                 Category
                                                         to Total                 to Total
                                             Amount       Loans        Amount       Loans
                                                            (Dollars in Thousands)
 Mortgage loans:
   One- to four-family...........              $370         84.8%        $446         85.4%
   Residential construction......                16          3.5           --          1.9
   Multi-family residential......                38          3.2           36          3.4
   Non-residential real estate
   and land......................                 2          2.5          185          2.8
 Other loans:
   Consumer......................                45          3.8           42          5.0
   Commercial....................               207          2.2           12          1.5
                                                ---        -----          ---        -----
 Total allowance for loan losses.              $678        100.0%        $721        100.0%
                                                ===        =====          ===        =====

Investment Activities

         The Company's investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations. The carrying value of the Company's investment securities totaled $22.3 million at March 31, 2002, compared to $13.6 million at March 31, 2001, an increase of $8.6 million, or 63.4%. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $27.9 million at March 31, 2002 compared to $26.6 million at March 31, 2001, an increase of $1.3 million, or 4.8%.

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

                                                                           At March 31,
                                                 ---------------------------------------------------------------
                                                         2002                  2001                  2000
                                                 --------------------  -------------------   -------------------
                                                 Carrying    Market    Carrying    Market    Carrying     Market
                                                   Value      Value      Value      Value      Value      Value
                                                 ---------  ---------  ---------  --------   --------   --------
                                                                          (In Thousands)
Investment securities:
  Corporate bonds and notes..................    $ 2,998     $ 3,051   $ 3,994    $ 4,061    $ 2,987    $ 2,951
  U.S. Government and agency securities......     19,152      18,904     9,501      9,567     20,057     19,528
  Obligations of state and political subdivisions    136         143       146        146        155        155
                                                  ------      ------    ------     ------     ------     ------
Total investment securities..................     22,286      22,098    13,641     13,774     23,199     22,634
Other Investments:
  Interest-bearing deposits in other financial
   institutions..............................     10,633      10,633    12,891     12,891      8,332      8,332
  Federal funds sold.........................     15,000      15,000     6,000      6,000      3,475      3,475
  Federal Home Loan Bank stock...............      3,767       3,767     3,510      3,510      3,160      3,160
                                                  ------      ------    ------     ------     ------     ------
   Total investments.........................    $51,686     $51,498   $36,042    $36,175    $38,166    $37,601
                                                  ======      ======    ======     ======     ======     ======

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2002. The Company does not hold any investment securities with maturities in excess of 16 years.

                                                                                    At March 31, 2002
                                                       -------------------------------------------------------------------------
                                                          One Year or Less         One to Five Years         Five to Ten Years
                                                       ---------------------    ----------------------     ---------------------
                                                        Carrying    Average     Carrying       Average     Carrying     Average
                                                          Value      Yield        Value        Yield        Value        Yield
                                                       ---------   --------     --------     ---------    ---------    ---------
                                                                                     (Dollars in Thousands)
Investment Securities:
   Corporate bonds and notes........................     $2,498        6.35%    $   500         7.00%       $   --           --%
   U.S. Government and agency.......................        500        6.40%     15,219         4.37         1,000         4.75
   Obligations of state and political subdivisions..         --          --          --           --            --           --
                                                          -----        ----      ------         ----         -----         ----
       Total investment securities..................     $2,998        6.36%    $15,719         4.45%       $1,000         4.75%
                                                          =====        ====      ======         ====         =====         ====


                                                                              At March 31, 2002
                                                       ----------------------------------------------------------------------
                                                                                            Total Investment
                                                       More than Ten Years                       Securities
                                                       -------------------       -------------------------------------------
                                                                                  Average                           Weighted
                                                       Carrying    Average         Life       Carrying    Market    Average
                                                        Value       Yield         In Years       Value     Value      Yield
                                                       --------    -------       ---------     -------   -------    -------
                                                                          (Dollars in Thousands)
Investment Securities:
   Corporate bonds and notes.......................     $  --         --%          0.69       $ 2,998    $ 3,051      6.46%
   U.S. Government and agency......................      2,433      6.25           5.27        19,152     18,904      4.68
   Obligations of state and political subdivisions.        136      5.50          10.25           136        143      5.50
                                                         -----      ----                       ------     ------
     Total investment securities...................     $2,569      6.21%          4.60       $22,286    $22,098      4.92%
                                                         =====      ====          =====        ======     ======      ====

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $5.0 million of advances from the FHLB at March 31, 2002.

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

         Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2002, comprised the following:


  Weighted                                                                                             Percentage
   Average                                                                   Minimum                    of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)
     0.96%               None             NOW Accounts                     $     --       $ 38,396         12.76%
     2.25                None             Passbook                               --         77,485         25.75
     2.13                None             Money Market Investor               2,500         11,809          3.92

                                            Certificates of Deposit

     3.09            12 months or less    Fixed term, fixed rate                500         28,497          9.47
     4.74            12 to 24 months      Fixed term, fixed rate                500         81,005         26.92
     4.57            25 to 36 months      Fixed term, fixed rate                500          9,628          3.20
     5.15            36 months or more    Fixed term, fixed rate                500         11,843          3.93
     5.30            Negotiable           Jumbo Certificates                100,000         42,294         14.05
                                                                                           -------        ------
                                                                                          $300,957        100.00%
                                                                                           =======        ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                      Balance at                         Balance at                           Balance at
                                       March 31,      %       Increase    March 31,      %       Increase      March 31,     %
                                         2002     Deposits   (Decrease)     2001      Deposits   (Decrease)      2000     Deposits
                                      ---------   --------   ---------   ---------    --------   ----------    --------   ---------
                                                                         (Dollars in Thousands)
   NOW accounts....................   $ 38,396      12.76%    $ 4,754     $ 33,642      12.11%     $ 2,628     $ 31,014     11.71%
   Passbook statement accounts.....     77,485      25.75      22,911       54,574      19.65        1,500       53,074     20.03
   Money market passbook...........     11,809       3.92       2,904        8,905       3.21       (1,922)      10,827      4.09
   Certificates of deposit(1)
       Original maturities of:
       12 months or less...........     28,497       9.47       3,003       25,494       9.18      (16,228)      41,722     15.74
       12 to 24 months.............     81,005      26.92     (20,100)     101,105      36.41       46,764       54,341     20.51
       25 to 36 months.............      9,628       3.20        (408)      10,036       3.61      (14,751)      24,787      9.36
       36 months or more...........     11,843       3.93       5,668        6,175       2.22       (2,713)       8,888      3.35
       Negotiated jumbo............     42,294      14.05       4,519       37,775      13.61       (2,524)      40,299     15.21
                                       -------     ------      ------      -------     ------       ------      -------    ------
       Total.......................   $300,957     100.00%    $23,251     $277,706     100.00%     $12,754     $264,952    100.00%
                                       =======     ======      ======      =======     ======       ======      =======    ======

------------------------------

(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $33.1 million, $31.8 million and $31.1 million, as of March 31, 2002, 2001 and 2000, respectively.

         The following table sets forth the average dollar amount and weighted average rate of savings deposits in the various types of savings accounts offered by the Company.

                                                                                  Years Ended March 31,
                                                       -------------------------------------------------------------------------
                                                                     2002                                   2001
                                                       ---------------------------------     -----------------------------------
                                                                     Percent    Weighted                  Percent       Weighted
                                                       Average         of       Average      Average         of         Average
                                                       Balance      Deposits      Rate       Balance      Deposits        Rate
                                                       -------      --------    -------      -------     ---------     --------
                                                                               (Dollars in Thousands)
   Noninterest-bearing demand deposits...........    $  8,735         3.02%        0.00%    $  5,684         2.19%         0.00%
   NOW accounts..................................      27,569         9.54         1.78       25,527         9.82          1.73
   Passbook statement accounts...................      63,091        21.84         2.65       45,800        17.62          3.16
   Money market passbook.........................      10,395         3.60         2.69        9,637         3.71          3.23
   Certificates of deposit.......................     179,092        62.00         5.37      173,266        66.66          6.03
                                                      -------       ------         ----      -------       ------         ----
       Total deposits............................    $288,882       100.00%        4.17%    $259,914       100.00%        4.87%
                                                      =======       ======         ====      =======       ======         ====


                                                              Years Ended March 31,
                                                       ----------------------------------
                                                                     2000
                                                       ----------------------------------
                                                                    Percent      Weighted
                                                       Average        of          Average
                                                       Balance      Deposits       Rate
                                                       --------     ---------    --------
                                                            (Dollars in Thousands)
   Noninterest-bearing demand deposits...........     $  4,652         1.84%        0.00%
   NOW accounts..................................       23,912         9.48         2.08
   Passbook statement accounts...................       45,790        18.15         3.13
   Money market passbook.........................       11,411         4.52         3.28
   Certificates of deposit.......................      166,581        66.01         5.54
                                                       -------       ------         ----
       Total deposits............................     $252,346       100.00%        4.57%
                                                       =======       ======         ====

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2002           2001            2000
                                                                     -----------    -----------    -----------
                                                                              (Dollars in Thousands)
2.00- 4.00%.....................................................     $ 61,208        $     --       $     --
4.01- 6.00%.....................................................       73,408          73,177        127,653
6.01- 8.00%.....................................................       38,651         107,408         42,382
8.01- 10.00%....................................................           --              --              2
                                                                      -------         -------        -------
   Total........................................................     $173,267        $180,585       $170,037
                                                                      =======         =======        =======


         The following table sets forth the amount and maturities of certificates of deposit at March 31, 2002.

                                                                             Amount Due
                                                   -------------------------------------------------------------
                                                    Less Than       1-2          2-3         After
                                                    One Year       Years        Years       3 Years       Total
                                                    --------      -------      -------      -------      -------
Rate                                                                         (In Thousands)
----
2.00- 4.00%..............................           $ 53,319      $ 6,098       $1,598       $  194     $ 61,209
4.01- 6.00%..............................             51,469       10,091        3,738        8,109       73,407
6.01- 8.00%..............................             37,698          514          243          196       38,651
                                                     -------       ------        -----        -----      -------
   Total.................................           $142,486      $16,703       $5,579       $8,499     $173,267
                                                     =======       ======        =====        =====      =======


         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2002.

                         Maturity Period                             Certificates of Deposit
                         ---------------                             -----------------------
                                                                         (In Thousands)
 Three months or less..........................................                $19,959
 Over three months through six months..........................                 11,542
 Over six months through twelve months.........................                 15,678
 Over twelve months............................................                  8,353
                                                                                ------
      Total....................................................                $55,532
                                                                                ======


Borrowings

         Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At March 31, 2002, the Company had $5.0 million in advances outstanding.

         The FHLB functions as a central reserve bank providing credit for member savings associations and financial institutions. As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Company.

                                                  Year Ended March 31,
                                           ---------------------------------
                                            2002          2001         2000
                                           ------        ------       ------
(Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance...........    $6,000       $10,000      $12,000
   Balance at end of period............     5,000         6,000       12,000
   Average balance.....................     5,505         7,877        8,596

Weighted average interest rate on:
   Balance at end of period............      5.24%         5.54%        5.98%
   Average balance for period..........      5.32          5.69         5.63

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

         A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2002, the Company maintained 95.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2002 the Bank was a "well-capitalized" institution.

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

         Liquidity. The Company is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in order to operate in a safe and sound manner. The Company's average liquidity ratio for March 2002 was 20.6%.

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

Federal Home Loan Bank System

         The Banks are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Banks, as members of the FHLB, are required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2002, of $3.8 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 6.1% for the fiscal year ended March 31, 2002. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

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

         The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Company was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Company is required generally to recapture into income the portion of its bad debt reserve (other than the supplemental reserve) that exceeds its base year reserves, or approximately $200,000.

         The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. The Bank began recapture of the bad debt reserve during fiscal 1999.

         Retained earnings as of March 31, 2002 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

         The Company's 1999 federal income tax return is under examination by the IRS. Management does not anticipate any material effects on results of operations or financial position as a result of the examination.

         Ohio Taxation. The Company files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Company is not currently under audit with respect to its Ohio franchise tax returns.

ITEM 2.  Properties

         The Company conducts its business through its main banking office located in Wooster, Ohio, its eight additional full service branch offices located in its market area, and the full service office of Village Savings Bank. The following table sets forth information about its offices as of March 31, 2002.


                                                              Original Year
                                             Leased or          Leased or       Year of Lease
Location                                       Owned             Acquired         Expiration
--------------------------------             ----------       --------------    --------------
North Market Street Office
151 N. Market Street
Wooster, Ohio                                   Owned             1902              N/A

Cleveland Point Financial Center
1908 Cleveland Road                             Owned             1978              N/A
Wooster, Ohio

Madison South Office
2024 Millersburg Road                           Owned             1999              N/A
Wooster, Ohio

Northside Office
543 Riffel Road                                Leased             1999              2019
Wooster, Ohio

Millersburg Office
90 N. Clay Street                               Owned             1964              N/A
Millersburg, Ohio

Claremont Avenue Office
233 Claremont Avenue                            Owned             1968              N/A
Ashland, Ohio

Buehlers-Sugarbush Office
1055 Sugarbush Drive                           Leased             2001              2021
Ashland, Ohio

Rittman Office
237 North Main Street                           Owned             1972              N/A
Rittman, Ohio

Lodi Office
303 Highland Drive                              Owned             1980              N/A
Lodi, Ohio

Village Savings Bank
1265 S. Main Street
North Canton, Ohio                              Owned             1998              N/A


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

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock trades over-the-counter on the Nasdaq Small Cap Market using the symbol "WAYN." The following table sets forth the high and low trading prices of the Company's common stock during the two most recent fiscal years, together with the cash dividends declared.

Fiscal Year Ended                             Cash Dividends
March 31, 2002           High           Low       Declared
----------------------------------------------------------
First quarter           $17.94        $11.30       $ .17
Second quarter           20.55         13.75         .17
Third quarter            17.82         13.86         .17
Fourth quarter           22.00         16.25         .17

Fiscal Year Ended                              Cash Dividends
March 31, 2001           High           Low       Declared
----------------------------------------------------------
First quarter           $16.50        $15.38       $ .16
Second quarter           15.75         14.00         .16
Third quarter            16.00         13.50         .16
Fourth quarter           18.00         13.00         .16

         As of April 12, 2002, the Company had 790 stockholders of record and 2,570,821 shares of common stock outstanding. This does not reflect the number of persons whose stock is in nominee or "street name" accounts through brokers.

         Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations, and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

         The Company's primary source of funds with which to pay dividends is cash and cash equivalents held at the holding company level and dividends from the Bank. The Bank's ability to pay dividends to the Company is limited by OTS regulations, and the Bank is required to obtain OTS nonobjection to the payment of dividends to the Company. In determining whether to object to such dividends, the OTS considers whether (i) the Bank would be undercapitalized following the dividend, (ii) the dividend raises safety and soundness concerns, or (iii) the dividend violates any regulatory prohibition or policy.

         In addition to the foregoing, earnings of the Company appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by the Company on the amount of earnings removed from the reserves for such distributions. The Company intends to make full use of this favorable tax treatment and does not contemplate any distribution that would create federal tax liability.

ITEM 6.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations


General

         The consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries. Wayne Savings Community Bank ("Wayne Savings" or the "Bank") is the parent of a federal savings bank subsidiary in North Canton, Ohio, named Village Savings Bank, F.S.B. ("Village"), together referred to as the "Banks." Intercompany transactions and balances are eliminated in the consolidated financial statements.

         The Company's net earnings are primarily dependent on its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowings. The Company's net earnings also are affected by its provision for losses on loans, as well as the amount of other income, including fees and service charges, and general, administrative and other expense, such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Business Strategy

         The Company's current business strategy is to operate a well-capitalized, profitable and independent community-oriented savings association dedicated to financing home ownership and providing quality service to its customers. The Company has sought to implement this strategy in recent years by: (1) closely monitoring the needs of customers and providing personal, quality customer service; (2) emphasizing the origination of one-to-four family residential mortgage loans and consumer loans in the Company's market area; (3) managing interest rate risk exposure by better matching asset and liability maturities and rates; (4) maintaining a strong retail deposit base; and (5) maintaining capital in excess of regulatory requirements.

Discussion of Financial Condition Changes from March 31, 2001 to March 31, 2002

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and actual results could differ significantly from those discussed in forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters: (1) management's determination of the amount and adequacy of the allowance for loan losses; (2) the effect of changes in interest rates; and (3) management's opinion as to the effects of recent accounting pronouncements on the Company's consolidated financial statements.

         At March 31, 2002, the Company had total assets of $334.8 million, an increase of $23.2 million, or 7.5%, over total assets of $311.6 million at March 31, 2001.

         Cash and cash equivalents, certificates of deposit, and investment securities totaled approximately $50.2 million, an increase of approximately $9.9 million, or 24.7%, from March 31, 2001 levels. During the fiscal year ended March 31, 2002, investment securities totaling $7.6 million matured, while $16.3 million of securities were purchased. Cash and cash equivalents increased by $7.0 million, or 33.4%, to a total of $27.9 million at March 31, 2002.

         Mortgage-backed securities totaled $17.3 million at March 31, 2002, an $8.8 million, or 102.1%, increase from the total at March 31, 2001. The increase resulted primarily from purchases of $14.2 million, which were partially offset by repayments totaling $5.4 million.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


         Loans receivable, including loans held for sale, totaled $251.2 million at March 31, 2002, an increase of $3.7 million, or 1.5%, over the March 31, 2001, total. This increase resulted from loan disbursements of $96.5 million, which were partially offset by principal repayments of $66.0 million and sales of $27.1 million. The majority of loan disbursements during the 2002 period consisted of loans secured by one- to four-family residential real estate, which increased by $3.5 million.

         At March 31, 2002, the allowance for loan losses totaled $730,000, or 0.29% of loans, compared to $655,000, or 0.27% of loans, at March 31, 2001. In determining the amount of the loan loss allowance at any point in time, management and the Board apply a systematic process focusing on the risk of loss in the portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. At March 31, 2002, the analysis of $3.0 million of impaired loans resulted in a $105,000 allocation of the allowance to an impaired nonresidential loan with a principal balance of $519,000. This loan was repaid in May 2002 without additional loss. The remainder of the impaired nonresidential, multi-family and commercial loans were viewed as well-secured, with no measured loss under SFAS No. 114. As a result of this detailed loss analysis, the increase in nonperforming loans to $3.1 million at March 31, 2002, did not result in a proportional increase in the allowance for loan losses.

         The second step in determining the allowance for loan losses entails the application of historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of overall risk in the economy. This segment of the loss analysis resulted in assigning $625,000 of the allowance for loan losses at March 31, 2002. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge all known losses as of March 31, 2002, have been recorded.

         As stated previously, nonperforming loans totaled $3.1 million at March 31, 2002, compared to $515,000 at March 31, 2001. Nonperforming loans at March 31, 2002, consisted of $1.1 million of nonresidential real estate loans, $1.4 million of commercial loans and approximately $600,000 of one- to four-family residential mortgage loans. The allowance for loan losses totaled 23.4% and 127.2% of nonperforming loans at March 31, 2002 and 2001, respectively.

         Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect the Company's results of operations.

         Deposits increased by approximately $23.3 million, or 8.4%, to a total of $301.0 million at March 31, 2002. The increase in deposits was primarily attributable to management's continuing efforts to achieve a moderate rate of growth through branch expansion, marketing and business strategies.

         Advances from the Federal Home Loan Bank decreased by $1.0 million, or 16.7%, from $6.0 million outstanding at March 31, 2001, to $5.0 million outstanding at March 31, 2002.

         Stockholders' equity totaled $26.0 million at March 31, 2002, a $792,000, or 3.1%, increase over March 31, 2001. The increase was due primarily to net earnings of $1.8 million, which were partially offset by dividends paid of $852,000, or $.68 per share, and purchases of treasury shares totaling $178,000.

         The Banks are subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests; i.e., the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At March 31, 2002, the Banks met all regulatory capital requirements to which they were subject.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


Comparison of Operating Results for the Years Ended March 31, 2002 and March 31, 2001

         General. Net earnings totaled $1.8 million for the fiscal year ended March 31, 2002, an increase of $491,000, or 36.9%, over the net earnings of $1.3 million for the fiscal year ended March 31, 2001. The increase in net earnings was due primarily to a $555,000, or 6.6%, increase in net interest income and a $612,000, or 58.6%, increase in other income, which were partially offset by an increase of $374,000, or 5.1%, in general, administrative and other expense, a $264,000, or 39.1%, increase in federal income taxes, and a $38,000, or 39.6%, increase in the provision for losses on loans.

         Interest Income. Interest income on loans totaled $19.1 million for the fiscal year ended March 31, 2002, an increase of $358,000, or 1.9%, over the $18.7 million recorded for fiscal 2001. The increase in interest income on loans was due primarily to a $7.4 million, or 3.0%, increase in the average outstanding balance to $253.1 million, which was partially offset by a decrease in the average yield of 8 basis points to 7.53% for the fiscal year ended March 31, 2002.

         Interest income on mortgage-backed securities totaled $571,000 for the fiscal year ended March 31, 2002, a decrease of $12,000, or 2.1%, from $583,000 for fiscal 2001. The decrease was primarily attributable to a decrease in the average yield of 46 basis points to 5.52%, which was partially offset by an increase in the average outstanding balance of $586,000, or 6.0%, year to year.

         Interest income on investments and interest-bearing deposits amounted to $1.7 million for the fiscal year ended March 31, 2002, a decrease of $543,000, or 24.4%, from the $2.2 million for fiscal 2001. The decrease was primarily attributable to a decrease in the average yield of 284 basis points to 3.93%, which was partially offset by an increase in the average outstanding balance of $9.9 million, or 30.1%, to $42.7 million for the fiscal year ended March 31, 2002.

         Interest Expense. Interest expense on deposits totaled $12.1 million for the fiscal year ended March 31, 2002, a decrease of $597,000, or 4.7%, from the $12.7 million for fiscal 2001. The decrease in interest expense on deposits was primarily attributable to a decrease in the average cost of deposits of 70 basis points to 4.17% for the fiscal year ended March 31, 2002, which was partially offset by an increase in the average outstanding balance of $29.0 million, or 11.1%, to $288.9 million in fiscal 2002.

         Interest expense on borrowings totaled $293,000 for the fiscal year ended March 31, 2002, a decrease of $155,000, or 34.6%, from the $448,000 for fiscal 2001. The decrease in interest expense on borrowings was attributable to a decrease in the average cost of borrowings of 37 basis points, to 5.32% for the fiscal year ended March 31, 2002, from 5.69% for the fiscal year ended March 31, 2001, coupled with a decrease in the average outstanding balance of $2.4 million, or 30.1%, year to year.

         Net Interest Income. Net interest income totaled $9.0 million for the fiscal year ended March 31, 2002, an increase of $555,000, or 6.6%, over the $8.4 million recorded in fiscal 2001. The increase in net interest income was primarily attributable to an increase in average interest-earning assets totaling $17.9 million, or 6.2%, to $306.1 million for the fiscal year ended March 31, 2002, partially offset by a decrease in the average yield of 50 basis points to 6.96% from 7.46%. The interest rate spread increased by 20 basis points to 2.77% in fiscal 2002 from 2.57% in fiscal 2001. The net interest margin increased to 2.93% for the fiscal year ended March 31, 2002 from 2.92% for fiscal 2001.

         Provision for Losses on Loans. The Company's provision for losses on loans totaled $134,000 and $96,000 for the fiscal years ended March 31, 2002 and 2001, respectively. To the best of the management's knowledge, all known losses as of March 31, 2002 and 2001, have been recorded.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


         Other Income. Other income, consisting primarily of gain on sale of loans, service fees and charges on deposit accounts, increased by $612,000, or 58.6%, to $1.7 million for the fiscal year ended March 31, 2002, compared to fiscal 2001. The increase in other income was primarily attributable to an increase of $360,000, or 233.8%, in gain on sale of loans. Service fees, charges and other operating income increased by $252,000, or 28.3%, to $1.1 million for the fiscal year ended March 31, 2002, due primarily to an enhanced service fee structure implemented on deposit accounts in July 2000.

         General, Administrative and Other Expense. General, administrative and other expense totaled $7.7 million for the fiscal year ended March 31, 2002, an increase of $374,000, or 5.1%, over the $7.3 million for fiscal 2001. The increase in general, administrative and other expense was primarily attributable to a $355,000, or 9.0%, increase in employee compensation and benefits, a $53,000, or 4.0%, increase in occupancy and equipment expense, and a $44,000, or 19.1%, increase in franchise taxes, which were partially offset by a $115,000 reduction in operating expenses previously paid by Wayne Savings Bankshares, M.H.C. During fiscal 2002, the Company restated its consolidated financial statements to include as expenses certain operating costs that were previously paid or reimbursed by Wayne Savings Bankshares, M.H.C. The adjustment related to the M.H.C. reimbursements resulted in a reduction of net earnings of $100,000, or $.04 per diluted share, $177,000, or $.07 per diluted share, and $11,000, or $.00 per diluted share, for each of the three years ended March 31, 2001, 2000 and 1999, respectively, substantially offset by an increase to stockholders' equity as a result of a reduction in cash dividends paid to the M.H.C. totaling $258,000.

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

         The cumulative effect of the two adjustments resulted in a reduction in net earnings of $129,000, or $.05 per diluted share in fiscal 2001, a $103,000, or $.04 per diluted share decrease in fiscal 2000, and an $11,000, or $.00 per diluted share decrease in fiscal 1999. The cumulative effect of these adjustments on stockholders' equity at March 31, 2001, was a decrease of $30,000, or $.01 per diluted share. For additional information, reference is made to the Company's amended and restated Form 10-KSB for the year ended March 31, 2001 and the amended and restated Form 10-QSB for the three and nine month periods ended December 31, 2001.

         The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a new full service branch and a new drive-through facility. The increase in occupancy and equipment expense was primarily attributable to costs incurred in the new operating facilities. The increase in franchise taxes was due to refunds received in fiscal 2001 that were not applicable for fiscal 2002.

         Federal Income Taxes. The provision for federal income taxes was $939,000 for the fiscal year ended March 31, 2002, an increase of $264,000, or 39.1%, compared to fiscal 2001. The increase resulted primarily from a $755,000, or 37.6%, increase in pretax earnings. The effective tax rate for the fiscal year ended March 31, 2002, was 34.0%, as compared to 33.6% for fiscal 2001.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


         General, Administrative and Other Expense. General, administrative and other expense, consisting primarily of employee compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums, and other operating expenses, totaled $7.3 million for the year ended March 31, 2001, a decrease of $86,000, or 1.2%, compared to fiscal 2000. The decrease was primarily a result of a decrease in federal deposit insurance premiums of $87,000, or 50.3% a decrease in occupancy and equipment of $59,000, or 4.2%, and a decrease in franchise taxes of $99,000, or 30.0%, which were partially offset by an increase of $140,000, or 3.7%, in employee compensation and benefits. The decrease in federal deposit insurance premiums was due to a reduction in premium rates. The decrease in franchise taxes reflects refunds received in fiscal 2001, as well as a decline in the rate of tax year to year. The decrease in occupancy and equipment expense generally reflected a reduction in depreciation expense due to assets becoming fully depreciated in fiscal 2001. The Company decided to replace its data processing equipment in February 2002 at the approximate cost of $500,000, which will be depreciated over a seven-year period. The increase in employee compensation and benefits was due primarily to normal merit increases and a reduction in the level of deferred loan origination costs year to year.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


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

                                                                         Year Ended March 31,
                                      ---------------------------------------------------------------------------------------
                                                 2002                            2001                            2000
                                         --------------------           ---------------------            --------------------
                                      Average             Average    Average              Average     Average           Average
                                      Balance  Interest    Rate      Balance   Interest    Rate       Balance  Interest    Rate
                                      -------  --------    ----      -------   --------    ----       -------  --------    ----
                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net1 ......     $253,058   $19,059      7.53%  $245,624   $18,701      7.61%     $229,845  $17,927     7.80%
   Mortgage-backed securities 2        10,340       571      5.52      9,754       583      5.98        10,152      602     5.93
   Investment securities........       15,628       871      5.57     19,342     1,423      7.36        15,053    1,033     6.86
   Interest-bearing deposits 3 .       27,083       808      2.98     13,481       799      5.93        21,669    1,138     5.25
                                      -------    ------      ----    -------    ------      ----       -------   ------     ----
      Total interest-earning assets   306,109    21,309      6.96    288,201    21,506      7.46       276,719   20,700     7.48
Non-interest-earning assets.....       17,057                         10,727                            16,165
                                      -------                        -------                           -------
      Total assets..............     $323,166                       $298,928                          $292,884
                                      =======                        =======                           =======

Interest-bearing liabilities:
   Deposits.....................     $288,882    12,055      4.17   $259,914    12,652      4.87      $252,346   11,530     4.57
   Borrowings...................        5,505       293      5.32      7,877       448      5.69         8,596      484     5.63
                                      -------    ------      ----    -------    ------      ----       -------   ------     ----
      Total interest-bearing
          liabilities...........      294,387    12,348      4.19    267,791    13,100      4.89       260,942   12,014     4.60
Non-interest-bearing liabilities        3,159                          5,893                             6,844
                                      -------                        -------                           -------
      Total liabilities.........      297,546                        273,684                           267,786
Stockholders' equity............       25,620                         25,244                            25,098
                                      -------                        -------                           -------
      Total liabilities and
         stockholders' equity...     $323,166                       $298,928                          $292,884
                                      =======                        =======                           =======
Net interest income.............                $ 8,961                        $ 8,406                          $ 8,686
                                                 ======                         ======                           ======
Interest rate spread 4 .........                             2.77%                          2.57%                           2.88%
                                                             ====                           ====                            ====
Net yield on interest-earning
   assets5 .....................                             2.93%                          2.92%                           3.14%
                                                             ====                           ====                            ====
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities..........                           103.98%                        107.62%                         106.05%
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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


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

                                                                             Year Ended March 31,
                                          -------------------------------------------------------------------------------------
                                                        2002 vs. 2001                              2001  vs. 2000
                                          --------------------------------------            ----------------------------------
                                              Increase (Decrease)                             Increase (Decrease)
                                                   Due to               Total                       Due to            Total
                                          -----------------------      Increase             ----------------------   Increase
                                             Volume         Rate      (Decrease)              Volume        Rate    (Decrease)
                                             ------         ----      ----------              ------        ----    ----------
                                                                                (In thousands)
Interest income attributable to:
  Loans receivable.....................      $  534        $ (176)         $358               $1,218        $(444)     $  774
  Mortgage-backed securities...........          34           (46)          (12)                 (24)           5         (19)
  Other interest-earning assets........         552        (1,095)         (543)                (245)         296          51
                                              -----         -----           ---                -----         ----       -----
     Total interest-earning assets ....       1,120        (1,317)         (197)                 949         (143)        806

Interest expense attributable to:
  Deposits.............................       1,328        (1,925)         (597)                 352          770       1,122
  Borrowings ..........................        (128)          (27)         (155)                 (41)           5         (36)
                                              -----         -----           ---                -----         ----       -----
     Total interest-bearing liabilities       1,200        (1,952)         (752)                 311          775       1,086
                                              -----         -----           ---                -----         ----       -----
  Increase (decrease) in
    net interest income................      $  (80)      $   635          $555              $   638      $  (918)    $  (280)
                                              =====        ======           ===               ======       ======      ======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


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

         Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals ..01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered.

         Presented below, as of March 31, 2002 and 2001, is an analysis of the Banks' interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100-300 basis points in market interest rates.

                                                 As of March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                  Net Portfolio Value                              NPV as % of PV of Assets
      Change in Interest                ----------------------------------------                 ---------------------------
      Rates (Basis points)              $ Amount      $ Change          % Change                 NPV Ratio            Change
      --------------------              --------      --------          -------                  ---------            ------
                                             (In thousands)
           +300 bp                      $25,393       $(19,439)           (43)%                    7.68%            (499 bp)
           +200 bp                       32,181        (12,651)           (28)                     9.50             (317 bp)
           +100 bp                       39,069         (5,763)           (13)                    11.26             (141 bp)
              0 bp                       44,832             --             --                     12.67               --
           -100 bp                       48,566          3,734              8                     13.53               86 bp
           -200 bp                       48,786          3,954              9                     13.53               86 bp
           -300 bp                       48,263          3,431              8                     13.37               70 bp

                                                 As of March 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                  Net Portfolio Value                              NPV as % of PV of Assets
      Change in Interest                ----------------------------------------                 ---------------------------
      Rates (Basis points)              $ Amount      $ Change          % Change                 NPV Ratio            Change
      --------------------              --------      --------          -------                  ---------            ------
                                             (In thousands)
           +300 bp                      $20,998       $(19,023)           (48)%                    6.92%            (532 bp)
           +200 bp                       27,428        (12,593)           (31)                     8.81             (343 bp)
           +100 bp                       33,598         (6,423)           (16)                    10.53             (171 bp)
              0 bp                       40,021             --             --                     12.24               --
           -100 bp                       43,048          3,027              8                     12.99               75 bp
           -200 bp                       43,135          3,114              8                     12.95               71 bp
           -300 bp                       43,539          3,518              9                     13.00               76 bp


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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


         The Company's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating adjustable rate mortgage ("ARM") loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in the lower long-term interest rate environment, which currently exists, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2002. During fiscal 2002, $27.1 million long-term fixed rate loans were sold as part of the Company's strategy to address interest rate risk. The Company sought to lengthen the maturities of its deposits by promoting longer-term certificates; however, the Company was not successful in lengthening the maturities of its deposits in the declining short-term interest rate environment that existed throughout most of the year. The Company also negotiates interest rates on certificates of deposit of $100,000 or more.

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

Liquidity and Capital Resources

         The Banks' primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Banks manage the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Banks invest excess funds in federal funds and other short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Federal funds sold and other liquid assets outstanding at March 31, 2002, 2001 and 2000, amounted to $68.0 million, $42.5 million and $47.8 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Statements of Cash Flows included in the Consolidated Financial Statements.

         A major portion of the Banks' liquidity consists of cash and cash equivalents, which are a product of their operating, investing and financing activities. The primary sources of cash were net earnings, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts. Liquidity management is both a daily and long-term function of business management. If the Banks require funds beyond their ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank ("FHLB") which provide an additional source of funds. At March 31, 2002, the Company had $5.0 million in outstanding advances from the FHLB.

         At March 31, 2002, the Company had outstanding loan commitments of $30.8 million, including the unfunded portion of loans in process and commitments under unused lines of credit. Certificates of deposit scheduled to mature in less than one year at March 31, 2002, totaled $142.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS (con't.)


Impact of Recent Accounting Pronouncements

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

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management will follow the provisions of SFAS No. 141 for any acquisitions initiated after July 1, 2001.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribed accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will have no current effect on financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective April 1, 2002, without material effect on Wayne Savings Bancshares, Inc.'s financial condition or results of operations.

ITEM 7.  Financial Statements and Supplementary Data



               Report of Independent Certified Public Accountants

Board of Directors
Wayne Savings Bancshares, Inc.


We have audited the accompanying consolidated statements of financial condition of Wayne Savings Bancshares, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayne Savings Bancshares, Inc. as of March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/GRANT THORNTON LLP

Cincinnati, Ohio
June 17, 2002

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 As of March 31,
                        (In thousands, except share data)

ASSETS                                                                                    2002             2001
                                                                                          ----             ----
Cash and due from banks...........................................................     $  2,250         $  2,011
Federal funds sold................................................................       15,000            6,000
Interest-bearing deposits in other financial institutions.........................       10,633           12,891
                                                                                        -------          -------
     Cash and cash equivalents....................................................       27,883           20,902
Certificates of deposit in other financial institutions...........................           -             5,700
Investment securities held to maturity - at amortized cost, approximate
  market value of $22,098 and $13,774 as of March 31, 2002 and 2001, respectively.       22,286           13,641
Mortgage-backed securities available for sale - at market.........................        3,449            2,911
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $13,835 and $5,694 as of  March 31, 2002 and 2001, respectively.       13,877            5,663
Loans receivable - net............................................................      251,172          246,619
Loans held for sale - at lower of cost or market..................................           -               861
Office premises and equipment - net...............................................        9,208            8,780
Real estate acquired through foreclosure..........................................           19              124
Federal Home Loan Bank stock - at cost ...........................................        3,767            3,510
Accrued interest receivable on loans..............................................        1,153            1,328
Accrued interest receivable on mortgage-backed securities.........................           83               42
Accrued interest receivable on investments and interest bearing deposits..........          250              211
Prepaid expenses and other assets.................................................        1,688            1,285
Prepaid federal income taxes......................................................            8               63
                                                                                        -------          -------
     Total assets.................................................................     $334,843         $311,640
                                                                                        =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits..........................................................................     $300,957         $277,706
Advances from the Federal Home Loan Bank..........................................        5,000            6,000
Advances by borrowers for taxes and insurance.....................................          880              827
Accrued interest payable..........................................................          223              245
Accounts payable on mortgage loans serviced for others............................          116              234
Other liabilities.................................................................          853              918
Deferred federal income taxes.....................................................          767              455
                                                                                        -------          -------
     Total liabilities............................................................      308,796          286,385
Commitments.......................................................................           -                -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized; 2,640,835 and
    2,638,835 shares issued at March 31, 2002 and 2001,
    respectively).................................................................        2,641            2,639
  Additional paid-in capital......................................................       14,444           14,436
  Retained earnings - substantially restricted....................................       10,121            9,150
  Less 70,014 and 57,042 shares of treasury stock, at March 31, 2002 and 2001,
    respectively - at cost........................................................       (1,181)          (1,003)
  Accumulated other comprehensive income,
    unrealized gain on securities designated as available for sale,
    net of related tax effects....................................................           22               33
                                                                                        -------          -------
     Total stockholders' equity...................................................       26,047           25,255
                                                                                        -------          -------
     Total liabilities and stockholders' equity...................................     $334,843         $311,640
                                                                                        =======          =======



The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS


                          For the year ended March 31,
                    (Dollars in thousands, except share data)

                                                                                  2002         2001         2000
                                                                                 ------       ------       ------
Interest income:
   Loans.................................................................      $19,059      $18,701      $17,927
   Mortgage-backed securities............................................          571          583          602
   Investment securities.................................................          871        1,423        1,033
   Interest-bearing deposits and other...................................          808          799        1,138
                                                                                ------       ------       ------
      Total interest income..............................................       21,309       21,506       20,700

Interest expense:
   Deposits..............................................................       12,055       12,652       11,530
   Borrowings............................................................          293          448          484
                                                                                ------       ------       ------
      Total interest expense.............................................       12,348       13,100       12,014
                                                                                ------       ------       ------

      Net interest income................................................        8,961        8,406        8,686
Provision for losses on loans............................................          134           96          106
                                                                                ------       ------       ------
      Net interest income after provision for losses on loans............        8,827        8,310        8,580

Other income:
   Gain on sale of loans.................................................          514          154           28
   Service fees, charges and other operating.............................        1,143          891          720
                                                                                ------       ------       ------
      Total other income.................................................        1,657        1,045          748

General, administrative and other expense:
   Employee compensation and benefits....................................        4,312        3,957        3,817
   Occupancy and equipment...............................................        1,388        1,335        1,394
   Federal deposit insurance premiums....................................           46           86          173
   Franchise taxes.......................................................          274          230          329
   Loss on disposal of real estate acquired through foreclosure..........           -            -             6
   Other operating.......................................................        1,667        1,590        1,631
   Operating expenses previously paid by or allocated to M.H.C...........           35          150           84
                                                                                ------       ------       ------
      Total general, administrative and other expense....................        7,722        7,348        7,434
                                                                                ------       ------       ------
      Earnings before incomes taxes......................................        2,762        2,007        1,894

Federal incomes taxes:
   Current...............................................................          620          640          580
   Deferred..............................................................          319           35           44
                                                                                ------       ------       ------
         Total federal income taxes......................................          939          675          624
                                                                                ------       ------       ------

         Net earnings before change in accounting principle..............        1,823        1,332        1,270

Change in accounting principle related to allocated organization costs -
   net of tax of $63,000.................................................           -            -          (122)
                                                                                ------       ------       ------

         NET EARNINGS....................................................      $ 1,823      $ 1,332      $ 1,148
                                                                                ======       ======       ======

          Basic earnings per share
          Earnings before cumulative change in accounting principle .....       $  .71       $  .51      $   .49
          Cumulative change in accounting principle......................           --           --        (.05)
                                                                                 -----        -----       -----
          Basic earnings per share.......................................       $  .71       $  .51      $   .44
                                                                                 =====        =====       =====

          Diluted earnings per share
          Earnings before cumulative change in accounting principle .....       $  .71       $  .51      $   .49
          Cumulative change in accounting principle......................           --           --        (.05)
                                                                                 -----        -----       -----
          Diluted earnings per share.....................................       $  .71       $  .51      $   .44
                                                                                 =====        =====        =====

The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                          For the year ended March 31,
                                 (In thousands)

                                                                                  2002         2001         2000
                                                                                 ------       ------       ------
Net earnings.............................................................       $1,823       $1,332       $1,148
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $(6), $36, and $(20)...          (11)          69          (38)
                                                                                 -----        -----        -----
Comprehensive income.....................................................       $1,812       $1,401       $1,110
                                                                                 =====        =====        =====


Accumulated comprehensive income (loss) .................................       $   22       $   33       $  (36)
                                                                                 =====        =====        =====

The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


               For the years ended March 31, 2002, 2001, and 2000
                    (Dollars in thousands, except share data)

                                                                                                  Unrealized gains
                                                                                                     (losses) on
                                                                                                     securities       Total
                                                           Additional                    Treasury    designated      stock-
                                                Common       paid-in     Retained         stock -   as available    holders'
                                                 stock       capital     earnings        at cost      for sale       equity
                                                 -----     ---------     --------        --------  -------------     -------

Balance at March 31, 1999....................    $2,505       $12,480      $10,381     $   (468)      $    2         $24,900

Stock options exercised......................         2             9           -            -            -               11
Net earnings for the year ended
  March 31, 2000.............................        -             -         1,148           -            -            1,148
Stock dividend...............................       125         1,904       (2,029)          -            -               -
Cash dividends...............................        -             -          (882)          -            -             (882)
Purchase of treasury shares  - at cost.......        -             -            -          (177)          -             (177)
Unrealized losses on securities
  designated as available for sale,
  net of related tax effects.................        -             -            -            -           (38)            (38)
                                                  -----        ------       ------       ------          ---          ------

Balance at March 31, 2000....................     2,632        14,393        8,618         (645)         (36)         24,962

Stock options exercised......................         7            43           -            -            -               50
Net earnings for the year ended
  March 31, 2001.............................        -             -         1,332           -            -            1,332
Cash dividends...............................        -             -          (800)          -            -             (800)
Purchase of treasury shares - at cost........        -             -            -          (358)          -             (358)
Unrealized gains on securities
  designated as available for sale,
  net of related tax effects.................        -             -            -            -            69              69
                                                  -----        ------       ------       ------          ---          ------

Balance at March 31, 2001....................     2,639        14,436        9,150       (1,003)          33          25,255

Stock options exercised......................         2             8           -            -            -               10
Net earnings for the year ended
  March 31, 2002 ............................        -             -         1,823           -            -            1,823
Cash dividends...............................        -             -          (852)          -            -             (852)
Purchase of treasury shares - at cost........        -             -            -          (178)          -             (178)
Unrealized losses on securities
  designated as available for sale,
  net of related tax effects.................        -             -            -            -           (11)            (11)
                                                  -----        ------       ------       ------          ---          ------

Balance at March 31, 2002 ...................    $2,641       $14,444      $10,121      $(1,181)        $ 22         $26,047
                                                  =====        ======       ======       =======         ===          ======


The accompany notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                          For the year ended March 31,
                                 (In thousands)

                                                                                  2002         2001       2000
                                                                                -------       ------     -------
Cash flows provided by (used in) operating activities:
  Net earnings for the year..............................................      $ 1,823      $ 1,332      $ 1,148
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities-- net...................           (3)         (16)          90
    Amortization of deferred loan origination fees.......................         (432)        (161)        (532)
    Depreciation and amortization........................................          590          555          586
    (Gain) loss on sale of loans.........................................         (241)         (62)          42
    Proceeds from sale of loans in the secondary market..................       27,371        9,247        6,383
    Loans originated for sale in the secondary market....................      (26,269)      (9,729)      (5,157)
    Provision for losses on loans........................................          134           96          106
    Loss on disposal of real estate acquired through foreclosure.........           -            -             6
    Federal Home Loan Bank stock dividends...............................         (219)        (247)        (241)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans...............................          175          (73)        (127)
      Accrued interest receivable on mortgage-backed securities..........          (41)          18          (31)
      Accrued interest receivable on investments
        and interest-bearing deposits....................................          (39)         143         (165)
      Prepaid expenses and other assets..................................         (403)        (272)         965
      Accrued interest payable...........................................          (22)          17           49
      Accounts payable on mortgage loans serviced for others.............         (118)         134           (8)
      Other liabilities..................................................          (65)         282           70
      Federal income taxes
        Current..........................................................           55          208           63
        Deferred.........................................................          319           44            9
                                                                                ------       ------       ------
         Net cash provided by operating activities.......................        2,615        1,516        3,256

Cash flows provided by (used in) investing activities:
  Purchase of investment securities held to maturity.....................      (16,250)      (2,477)     (13,411)
  Proceeds from maturity of investment securities held to maturity.......        7,617       12,069        2,080
  Purchase of mortgage-backed securities held to maturity................      (12,108)      (2,025)      (7,008)
  Purchase of mortgage-backed securities available for sale..............       (2,047)          -        (1,022)
  Principal repayments on mortgage-backed securities held to maturity....        3,894        3,344        3,311
  Principal repayments on mortgage-backed securities
    designated as available for sale.....................................        1,482          653        1,289
  Loan principal repayments..............................................       66,077       56,485       37,105
  Loan disbursements.....................................................      (70,239)     (65,986)     (59,792)
  Purchase of office premises and equipment..............................       (1,018)      (1,115)      (1,294)
  Proceeds from sale of land.............................................           -           235           -
  Proceeds from sale of real estate acquired through foreclosure.........           12           14            5
  (Increase) decrease in certificates of deposit in other
    financial institutions...............................................        5,700       (1,700)       2,000
  Purchase of Federal Home Loan Bank stock...............................          (38)        (103)          -
                                                                                ------       ------       ------
         Net cash used in investing activities...........................      (16,918)        (606)     (36,737)
                                                                                ------       ------       ------
         Net cash provided by (used in) operating and investing activities
           (balance carried forward).....................................      (14,303)         910      (33,481)
                                                                                ------       ------       ------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (con't.)


                          For the year ended March 31,
                                 (In thousands)


                                                                                2002           2001       2000
                                                                               ------         ------     ------
         Net cash provided by (used in) operating and investing activities
           (balance brought forward).....................................     $(14,303)     $   910     $(33,481)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts.......................................       23,251       12,754       29,625
  Proceeds from Federal Home Loan Bank advances..........................        5,000       11,000        4,000
  Repayments of Federal Home Loan Bank advances..........................       (6,000)     (17,000)      (1,000)
  Advances by borrowers for taxes and insurance..........................           53           50          (45)
  Dividends paid on common stock.........................................         (852)        (800)        (882)
  Proceeds from exercise of stock options................................           10           50           11
  Purchase of treasury shares - at cost..................................         (178)        (358)        (177)
                                                                               -------       ------      -------
         Net cash provided by financing activities.......................       21,284        5,696       31,532
                                                                               -------       ------      -------

Net increase (decrease) in cash and cash equivalents.....................        6,981        6,606       (1,949)

Cash and cash equivalents at beginning of year...........................       20,902       14,296       16,245
                                                                               -------       ------      -------

Cash and cash equivalents at end of year.................................     $ 27,883      $20,902     $ 14,296
                                                                               =======       ======      =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes.................................................     $    637      $   490     $    516
                                                                               =======       ======      =======

    Interest on deposits and borrowings..................................     $ 12,370      $13,083     $ 11,965
                                                                               =======       ======      =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure.......     $     -       $    98     $     64
                                                                               =======       ======      =======

  Issuance of mortgage loan upon sale of real estate
    acquired through foreclosure.........................................     $     93      $    50     $     -
                                                                               =======       ======      =======

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects...........................................     $    (11)     $    69     $    (38)
                                                                               =======       ======      =======

  Recognition of mortgage servicing rights
    in accordance with SFAS No. 140......................................     $    273      $    92     $     64
                                                                               =======       ======      =======





The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         March 31, 2002, 2001, and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). A majority (52.5%) of the Company's shares are owned by Wayne Savings Bankshares M.H.C. ("Bankshares," "parent" or "M.H.C."), a mutual holding company, as defined under Office of Thrift Supervision ("OTS") regulations. In fiscal 1999, Bankshares and Wayne Savings formed a new federal savings bank subsidiary of Wayne Savings in North Canton, Ohio, Village Savings Bank, F.S.B. ("Village"), hereinafter collectively referred to as "the Banks." Intercompany transactions and balances are eliminated in the consolidated financial statements.

         The Banks conduct a general banking business in north central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

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

2.  Loans Receivable

         Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees, the allowance for loan losses, and premiums and discounts on loans purchased and sold. Premiums and discounts on loans purchased and sold are amortized and accreted to operations using the interest method over the average life of the underlying loans.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


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

         The Banks recognize rights to service mortgage loans for others pursuant to SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 140, an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

         The Banks recognized $273,000, $92,000 and $64,000 of pre-tax gains on sales of loans related to capitalized mortgage servicing rights during the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Banks, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

         The Banks recorded amortization related to mortgage servicing rights totaling approximately $109,000, $52,000 and $44,000 for the years ended March 31, 2002, 2001 and 2000, respectively. At March 31, 2002 and 2001, the carrying value of the Banks' mortgage servicing rights, which approximated fair value, totaled $521,000 and $357,000, respectively.

         Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans. There were no loans identified as held for sale at March 31, 2002. At March 31, 2001, loans held for sale were carried at cost.

3.  Loan Origination Fees

         The Banks account for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits deferred loan origination costs to the direct costs attributable to the origination of a loan, i.e. principally, actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Banks' experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


4.  Allowance for Loan Losses

         It is the Banks' policy to provide valuation allowances for losses inherent within the loan portfolio that are both probable and can be reasonably estimated. When the collection of a loan becomes doubtful, or otherwise troubled, the Banks record a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. Major loans (including development projects) and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

         The Banks account for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

         A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Banks consider investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Banks' investment in multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

         It is the Banks' policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans are evaluated for impairment at the time it becomes possible that the Banks will not collect all contractual amounts due. Generally, this analysis is performed before a loan becomes ninety days delinquent.

         Information with respect to loans defined as impaired under SFAS No. 114 is summarized below:

                                                                                    2002       2001         2000
                                                                                    ----       ----         ----
                                                                                          (In thousands)
    Investment in impaired loans.........................................         $3,012       $645         $940
    Impaired loans with no measurement of loss...........................          2,493        645          940
    Impaired loans with measurement of loss..............................            519         -            -
    Allocated allowance for loan losses..................................            105         -            -
    Average impaired loans...............................................          1,829        793          947
    Charge-off of principal related to impaired loans....................             -         172           -
    Recoveries of charged off principal related to impaired loans........             -          -            -


         During the time a loan is deemed impaired, the Company records interest income using the cash method of accounting. Interest income on impaired loans totaled approximately $233,000, $71,000 and $85,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


5.  Office Premises and Equipment

         Office premises and equipment are carried at cost and include expenditures, which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the remaining useful lives of the assets, estimated to be twenty to fifty-five years for buildings and substantial improvements that extend the life of the original building, ten to twenty years for routine building improvements, five to ten years for furniture and equipment, ten to twenty years for leasehold improvements (where the Company has the sole discretion to renew the lease) and forty years for safe deposit boxes.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


8.  Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. For each of the years presented, there were no shares excluded from the diluted earnings per share calculation because the related options were anti-dilutive. The computations were as follows:

                                  2002          2001        2000
                                 -----         -----        ----
Weighted-average
  common shares
  outstanding (basic)          2,570,980    2,596,754    2,602,141
Dilutive effect of
  assumed exercise
  of stock options                10,836       11,752       18,735
                               ---------    ---------    ---------
Weighted-average
  common shares
  outstanding (diluted)        2,581,816    2,608,506    2,620,876
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

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2002 and 2001:

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


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

         Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2002 and 2001, the difference between the fair value and notional amount of loan commitments was not material.

         Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments at March 31 are as follows:

                                                              2002                           2001
                                                              ----                           ----
                                                    Carrying          Fair         Carrying          Fair
                                                      value           value          value           value
                                                      -----           -----          -----           -----
                                                                         (In thousands)
Financial assets
  Cash and cash equivalents and certificates of
    deposit....................................     $ 27,883       $ 27,883       $ 26,602       $  26,602
  Investment securities........................       22,286         22,098         13,641          13,774
  Mortgage-backed securities...................       17,326         17,284          8,574           8,605
  Loans receivable.............................      251,172        253,233        247,480         259,538
  Federal Home Loan Bank stock ................        3,767          3,767          3,510           3,510
                                                     -------        -------        -------         -------

................................................     $322,434       $324,265       $299,807        $312,029
                                                     =======        =======        =======         =======
Financial liabilities
  Deposits.....................................     $300,957       $301,292       $277,706        $278,715
  Advances from the Federal Home
    Loan Bank..................................        5,000          5,025          6,000           6,000
  Advances by  borrowers for taxes
    and insurance..............................          880            880            827             827
                                                     -------        -------        -------         -------
................................................     $306,837       $307,197       $284,533        $285,542
                                                     =======        =======        =======         =======

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



11.  Advertising

         Advertising costs are expensed when incurred. The Company's advertising expense totaled $136,000, $106,000 and $148,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

12.  Organization Costs

         The Company's consolidated financial statements for fiscal 2000 reflect the adoption of Statement of Position 98-5 (SOP 98-5) which requires immediate recognition of previously deferred expenses related to incorporation costs. Accordingly, in accordance with SOP 98-5, the effect of the change in accounting principle related to organization costs, totaling $122,000 after-tax, has been recognized in the consolidated statements of earnings for fiscal 2000.

13.  Reclassifications

         Certain prior year amounts have been reclassified to conform to the 2002 consolidated financial statement presentation.


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Carrying values and estimated fair values of investment securities at March 31 are summarized as follows:

                                                                          March 31, 2002

                                                                       Gross          Gross        Estimated
                                                       Amortized    unrealized     unrealized        fair
                                                         cost          gains         losses          value
                                                       --------     ----------     ----------     -----------
                                                                          (In thousands)
Corporate bonds and notes..........................    $ 2,998         $ 53           $ -          $ 3,051
U.S. Government and agency obligations.............     19,152           56            304          18,904
Municipal obligations..............................        136            7             -              143
                                                        ------          ---            ---          ------
....................................................    $22,286         $116           $304         $22,098
                                                        ======          ===            ===          ======

                                                                          March 31, 2001

                                                                       Gross          Gross        Estimated
                                                       Amortized    unrealized     unrealized        fair
                                                         cost          gains         losses          value
                                                       --------     ----------     ----------     -----------
                                                                          (In thousands)
Corporate bonds
   and notes.......................................    $ 3,994         $ 74           $  7         $ 4,061
U.S. Government and
   agency obligations..............................      9,501           66             -            9,567
Municipal obligations..............................        146           -              -              146
                                                        ------          ---            ---          ------
....................................................    $13,641         $140           $  7         $13,774
                                                        ======          ===            ===          ======

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         The amortized cost and estimated fair value of investment securities at March 31, 2002, by term to maturity are shown below.

                                                       Amortized                 Estimated
                                                         cost                   fair value
                                                       -------                  -----------
                                                                 (In thousands)
Due in one year or less..........                      $ 2,998                   $ 3,049
Due within one to three years....                        3,519                     3,544
Due within three to five years ..                       12,200                    12,081
Due in over five years...........                        3,569                     3,424
                                                        ------                    ------
                                                       $22,286                   $22,098
                                                        ======                    ======

         The Company had pledged $2.3 million and $1.0 million in investment securities to secure public deposits at March 31, 2002 and 2001, respectively.

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2002 and 2001, including those designated as available for sale, are summarized as follows:

                                                                                2002
                                                                         Gross        Gross        Estimated
                                                         Amortized    unrealized   unrealized        fair
                                                           cost          gains       losses          value
                                                         ---------    ----------   ----------     ----------
                                                                           (In thousands)
Held-to-maturity
   Federal Home Loan Mortgage Corporation
      participation certificates.....................    $ 4,452         $ -          $ 45         $ 4,407
   Government National Mortgage Association
       participation certificates....................      2,558           16           12           2,562
    Federal National Mortgage Association
       participation certificates....................      6,867           29           30           6,866
                                                          ------          ---          ---          ------
                                                         $13,877         $ 45         $ 87         $13,835
                                                          ======          ===          ===          ======
Available for sale
   Federal Home Loan Mortgage Corporation
      participation certificates.....................    $ 1,687         $ 25         $  5         $ 1,707
   Government National Mortgage Association
      participation certificates.....................         55            9           -               64
   Federal National Mortgage Association
      participation certificates.....................      1,674           20           16           1,678
                                                          ------          ---          ---          ------
                                                         $ 3,416         $ 54         $ 21         $ 3,449
                                                          ======          ===          ===          ======


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


                                                                                2001
                                                                         Gross        Gross        Estimated
                                                         Amortized    unrealized   unrealized        fair
                                                           cost          gains       losses          value
                                                         ---------    ----------   ----------     ----------
                                                                           (In thousands)
Held-to-maturity
   Federal Home Loan Mortgage Corporation
      participation certificates.....................     $1,118         $  7         $  4          $1,121
   Government National Mortgage Association
       participation certificates....................      2,013           49           13           2,049
    Federal National Mortgage Association
       participation certificates....................      2,532            4           12           2,524
                                                           -----          ---          ---           -----
                                                          $5,663         $ 60         $ 29          $5,694
                                                           =====          ===          ===           =====
Available for sale
   Federal Home Loan Mortgage Corporation
      participation certificates.....................     $1,220         $ 35         $ -           $1,255
   Government National Mortgage Association
      participation certificates.....................         86           11           -               97
   Federal National Mortgage Association
      participation certificates.....................      1,552            8            1           1,559
                                                           -----          ---          ---           -----
                                                          $2,858         $ 54         $  1          $2,911
                                                           =====          ===          ===           =====

         The amortized cost of mortgage-backed securities, including those designated as available for sale at March 31, 2002, by contractual term to maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                    March 31, 2002
                                                                    Amortized Cost
                                                                    --------------
                                                                    (In thousands)
Held-to-maturity
     Due within one to three years............................           $    30
     Due after twenty years or thereafter.....................            13,847
                                                                          ------
                                                                         $13,877
                                                                          ======
Available for sale
     Due within one to three years............................           $ 1,016
     Due after five years.....................................             2,400
                                                                          ------
                                                                         $ 3,416
                                                                          ======

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



NOTE C - LOANS RECEIVABLE

         The composition of the loan portfolio at March 31 is as follows:

                                                         2002             2001
                                                         ----             ----
                                                             (In thousands)
Residential real estate - 1 to 4 family               $218,981          $215,464
Residential real estate - multi-family.                  7,368             9,039
Residential real estate - construction.                  8,728             7,078
Nonresidential real estate and land....                  9,725             7,525
Education..............................                  1,530             2,143
Commercial.............................                  5,832             4,765
Consumer and other.....................                  5,730             7,487
                                                       -------           -------
                                                       257,894           253,501
Less:
   Undisbursed portion of loans in
      process..........................                  4,616             4,764
   Deferred loan origination fees......                  1,376             1,463
   Allowance for loan losses...........                    730               655
                                                       -------           -------
                                                      $251,172          $246,619
                                                       =======           =======


         As depicted above, the Banks' lending efforts have historically focused on one-to-four family residential and multi-family residential real estate loans, which comprise approximately $230.5 million, or 92%, of the total loan portfolio at March 31, 2002, and $226.8 million, or 92%, of the total loan portfolio at March 31, 2001. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Company with adequate collateral coverage in the event of default. Nevertheless, the Banks, as with any lending institution, are subject to the risk that real estate values could deteriorate in their primary lending areas of north central Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Company's primary lending area are presently stable.

         As discussed previously, Wayne Savings has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $60.6 million, $47.1 million and $44.3 million at March 31, 2002, 2001 and 2000, respectively.

         In the normal course of business, the Banks have made loans to their directors, officers and their related business interests. Related party loans are made on the same terms that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. The aggregate dollar amount of loans outstanding to directors, officers and their related business interests totaled approximately $2.5 million, $371,000 and $189,000 at March 31, 2002, 2001 and 2000, respectively. During fiscal 2002, the Company disbursed $2.4 million of loans to officers and directors and received principal repayments of $280,000. At March 31, 2002, $2.1 million of the outstanding loans to officers and directors was a nonresidential real estate loan with the remaining outstanding balance residential real estate and consumer loans.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



NOTE D - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                                     2002            2001           2000
                                                     ----            ----           ----
                                                                (In thousands)
Balance at beginning of year...................       $655           $793           $692
Provision for losses on loans..................        134             96            106
Charge-offs of loans...........................        (63)          (240)           (33)
Recovery of loans previously
   charged off.................................          4              6             28
                                                       ---            ---            ---
Balance at end of year.........................       $730           $655           $793
                                                       ===            ===            ===

    As of March 31, 2002, the Banks' allowance for loan losses was substantially comprised of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

    Nonaccrual, nonperforming and impaired loans totaled approximately $3.8 million, $1.2 million and $1.1 million at March 31, 2002, 2001 and 2000, respectively.

    During the years ended March 31, 2002, 2001 and 2000, interest income of approximately $99,000, $12,000 and $8,000, respectively, would have been recognized had nonaccrual loans been performing in accordance with contractual terms.


NOTE E - OFFICE PREMISES AND EQUIPMENT

         Office premises and equipment at March 31 are comprised of the following:

                                                           2002           2001
                                                           ----           ----
                                                              (In thousands)
Land and improvements................................    $ 1,617         $ 1,615
Office buildings and improvements....................      6,439           6,469
Furniture, fixtures and equipment....................      4,452           3,931
Leasehold improvements...............................        354              60
                                                          ------          ------
                                                          12,862          12,075
Less accumulated depreciation
   and amortization..................................      3,654           3,295
                                                          ------          ------
                                                         $ 9,208         $ 8,780
                                                          ======          ======

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



NOTE F - DEPOSITS

         Deposits consist of the following major classifications at March 31:

                                                            2002                  2001
                                                            ----                  ----
Deposit type and weighted-                                         (In thousands)
average interest rate
NOW accounts
      2002 - .96%....................................     $ 38,396
      2001 - 1.73%...................................                           $ 33,642
Passbook
     2002 - 2.25%....................................       77,485
     2001 - 3.18%....................................                             54,574
Money Market Investor
      2002 - 2.13%...................................       11,809
      2001 - 3.23%...................................                              8,905
                                                           -------               -------
Total demand, transaction and
   passbook deposits.................................      127,690                97,121

Certificates of deposit
   Original maturities of:
   Less than 12 months
       2002 - 3.09%..................................       28,497
       2001 - 5.51%..................................                             25,494
   12 months to 24 months
       2002 - 4.74%..................................       81,005
       2001 - 6.03%..................................                            101,105
   25 months to 36 months
       2002 - 4.57% .................................        9,628
       2001 - 5.26%..................................                             10,036
   More than 36 months
      2002 - 5.15%...................................       11,843
      2001 - 5.56%...................................                              6,175
   Jumbo
      2002 - 5.30%...................................       42,294
      2001 - 6.46%...................................                             37,775
                                                           -------               -------

Total certificates of deposit........................      173,267               180,585
                                                           -------               -------

Total deposit accounts...............................     $300,957             $ 277,706
                                                           =======              ========

         At March 31, 2002 and 2001, the Banks had certificates of deposit with balances in excess of $100,000 totaling $55.5 million and $37.4 million, respectively.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         Interest expense on deposits for the years ended March 31 is summarized as follows:

                                                          2002        2001          2000
                                                          ----        ----          ----
                                                                 (In thousands)
Passbook.........................................      $ 1,674      $ 1,642      $ 1,569
NOW and money market
   deposit accounts..............................          771          875          979
Certificates of deposit..........................        9,610       10,135        8,982
                                                       -------       ------       ------
                                                       $12,055      $12,652      $11,530
                                                        ======       ======       ======

         Maturities of outstanding certificates of deposit at March 31 are summarized as follows:

                                                        2002          2001
                                                        ----          ----
                                                          (In thousands)

Less than one year...............................     $142,486     $129,044
One to three years...............................       22,282       48,533
Over three years.................................        8,499        3,008
                                                       -------      -------
                                                      $173,267     $180,585
                                                       =======      =======


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

         Advances from the Federal Home Loan Bank, collateralized at March 31, 2002 and 2001 by pledges of certain residential mortgage loans totaling $6.3 million and $7.5 million, respectively, and the Banks' investment in Federal Home Loan Bank stock, are summarized as follows:

     Interest                   Maturing in year
       rate                     ending March 31,                 2002               2001
---------------                 ----------------                 ----               ----
                                                                  (Dollars in thousands)
5.04% - 5.98%                         2002                       $   -            $6,000
5.07% - 5.29%                         2005                        5,000               -
                                                                  -----            -----
                                                                 $5,000           $6,000
                                                                  =====            =====
Weighted-average interest rate                                     5.24%            5.54%
                                                                   ====             ====


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


NOTE H - FEDERAL INCOME TAXES

         The provision for federal income taxes on earnings differs from that computed at the statutory corporate rate as follows:

                                                                               Year ended March 31,
                                                                       2002           2001            2000
                                                                       ----           ----            ----
    Federal income taxes computed at 34% statutory rate                $939           $682            $644
    Tax-exempt interest                                                 (16)           (16)            (10)
    Other                                                                16              9             (10)
                                                                        ---            ---             ---

       Federal income tax provision per consolidated financial
         statements before change in accounting principle              $939           $675            $624
                                                                        ===            ===             ===

    Effective tax rate                                                 34.0%          33.6%           33.0%
                                                                       ====           ====            ====

         The composition of the Company's net deferred tax liability at March 31 is as follows:

                                                              2002                  2001
                                                              ----                  ----
                                                                   (In thousands)
Taxes (payable) refundable on
temporary differences at statutory rate:
  Deferred tax assets
    Deferred loan origination fees.....................     $   72                $  108
    General loan loss allowance........................        286                   263
    Book/tax depreciation differences..................         -                     24
    Pension expense....................................         20                    72
    Other..............................................         80                    78
                                                             -----                 -----
       Deferred tax assets.............................        458                   545
  Deferred tax liabilities
    Federal Home Loan Bank
      stock dividends..................................       (822)                 (748)
    Book/tax depreciation differences..................       (155)                   -
    Unrealized gains on securities
      designated as available for sale.................        (13)                  (20)
    Tax bad debt reserve...............................        (44)                 (111)
    Mortgage servicing rights..........................       (191)                 (121)
                                                             -----                 -----
       Deferred tax liabilities........................     (1,225)               (1,000)
                                                             -----                 -----
       Total deferred tax liability....................     $ (767)               $ (455)
                                                             =====                 =====

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2002. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2002. Wayne Savings is required to recapture as taxable income approximately $200,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute the reserve in the future. Wayne Savings has provided deferred taxes for this amount and is amortizing the recapture of the bad debt reserve in taxable income over a six-year period, which commenced in fiscal 1999.

         At March 31, 2002, the Company's 1999 federal income tax return was under audit. Management does not expect any material adverse consequences as a result of this examination.


NOTE I  -  COMMITMENTS

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company's involvement in such financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

         At March 31, 2002, the Company had total outstanding commitments of approximately $5.4 million to originate loans, of which $5.1 million were comprised of fixed-rate loans at rates ranging from 6.13% to 8.25% and $292,000 were comprised of adjustable-rate loans at rates ranging from 4.50% to 6.88%. The Company had unused lines of credit outstanding under home equity loans of $18.8 million and $12.1 million at March 31, 2002 and 2001, respectively. Additionally, the Company had unused lines of credit under commercial loans of $2.0 million at both March 31, 2002 and 2001. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



         The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

Fiscal year ended                              (In thousands)

     2003....................................        $ 73
     2004....................................          73
     2005....................................          73
     2006....................................          73
     2007....................................          97
     Thereafter..............................          97
                                                      ---
     Total...................................        $486
                                                      ===

         The Company incurred rental expense under operating leases totaling approximately $66,000, $30,000 and $27,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         There were no material contingent liabilities at March 31, 2002 or 2001.

NOTE J - REGULATORY CAPITAL

         The Banks are subject to minimum regulatory capital standards promulgated by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Banks multiply the value of each asset on their statement of financial condition by a defined risk-weighting factor, e.g. one- to four-family residential loans carry a risk-weighted factor of 50%.

         As of March 31, 2002 and 2001, management believes that the Banks met all capital adequacy requirements to which they were subject. As of the most recent examination date, the Banks were advised by the OTS that they met the definition of "well capitalized" institutions.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         The Banks are subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Company. Generally, the Banks' payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year, plus the two preceding years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of the limitation. Wayne Savings anticipates filing, and receiving OTS approval, for dividend payments of approximately $2.0 million to the Company during fiscal 2003.

         Regulations of the OTS governing mutual holding companies permit Wayne Savings Bankshares M.H.C. (the "M.H.C.") to waive the receipt by it of any dividend declared by the Company or the Bank on the common stock, provided that the OTS does not object to such waiver. The M.H.C. accepted dividends totalling $25,000, $260,000 (of which $258,000 was treated as an offset to previously allocated M.H.C. costs) and $75,000 during fiscal years 2002, 2001 and 2000, respectively. Total dividends waived by the M.H.C. through March 31,2002 amounted to $6.2 million.

                                                    Wayne Savings Community Bank as of March 31, 2002
                                                                 (Dollars in thousands)
                                                                                                     Required to be "well-
                                                                 Required for capital             capitalized" under prompt
                                     Actual                       adequacy purposes             corrective action provisions
                                     ------                      -------------------           ------------------------------
                                Amount       Ratio              Amount          Ratio             Amount           Ratio
Tangible capital               $26,063        7.8%             =>$ 5,021       =>1.5%            =>$16,736       => 5.0%
Core capital                   $26,063        7.8%             =>$13,389       =>4.0%            =>$20,083       => 6.0%
Risk-based capital             $26,688       14.1%             =>$15,108       =>8.0%            =>$18,885       =>10.0%



                                                    Wayne Savings Community Bank as of March 31, 2001
                                                                 (Dollars in thousands)
                                                                                                     Required to be "well-
                                                                 Required for capital             capitalized" under prompt
                                     Actual                       adequacy purposes             corrective action provisions
                                     ------                      -------------------           ------------------------------
                                Amount       Ratio              Amount          Ratio             Amount           Ratio
Tangible capital               $25,309        8.1%             =>$ 4,678       =>1.5%            =>$15,592       => 5.0%
Core capital                   $25,309        8.1%             =>$12,473       =>4.0%            =>$18,710       => 6.0%
Risk-based capital             $25,964       15.7%             =>$13,274       =>8.0%            =>$16,593       =>10.0%



                          Wayne Savings Bancshares, Inc

               Reconciliation of GAAP to Banks' Regulatory Capital
                             (Dollars in thousands)
                                                                                        2002          2001           2000
                                                                                        ----          ----           ----
                                                                                                 (In thousands)
Consolidated GAAP capital.......................................................        $26,047      $25,255      $24,962
Effect of Wayne Savings Bancshares, Inc. in consolidation.......................             93          123         (471)
Unrealized (gains) losses on securities designated as available for sale........            (22)         (33)          36
Mortgage servicing rights and other deductions..................................            (55)         (36)         (32)
                                                                                         ------       ------       ------
Tangible and core capital.......................................................         26,063       25,309       24,495
General valuation allowance.....................................................            625          655          793
                                                                                         ------       ------       ------
Risk-based capital..............................................................        $26,688      $25,964      $25,288
                                                                                         ======       ======       ======

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


                                                    Village Savings Bank, F.S.B. as of March 31, 2002
                                                                  (Dollars in thousands)
                                                                                                    Required to be "well-
                                                                 Required for capital             capitalized" under prompt
                                       Actual                      adequacy purposes            corrective action provisions
                                       ------                      -----------------            ----------------------------
                                Amount       Ratio              Amount          Ratio             Amount           Ratio
Tangible capital                $2,865        7.0%              =>$  614       =>1.5%             =>$2,047       => 5.0%
Core capital                    $2,865        7.0%              =>$1,637       =>4.0%             =>$2,456       => 6.0%
Risk-based capital              $2,906       15.8%              =>$1,471       =>8.0%             =>$1,838       =>10.0%



                                                    Village Savings Bank, F.S.B. as of March 31, 2001
                                                                  (Dollars in thousands)
                                                                                                    Required to be "well-
                                                                 Required for capital             capitalized" under prompt
                                       Actual                      adequacy purposes            corrective action provisions
                                       ------                      -----------------            ----------------------------
                                Amount       Ratio              Amount          Ratio             Amount           Ratio
Tangible capital                $2,704        9.6%              =>$  424       =>1.5%             =>$1,413         => 5.0%
Core capital                    $2,704        9.6%              =>$1,131       =>4.0%             =>$1,696         => 6.0%
Risk-based capital              $2,744       18.9%              =>$1,163       =>8.0%             =>$1,454         =>10.0%


NOTE K  -  STOCK OPTION PLANS

         The Company has an incentive Stock Option Plan that provides for the issuance of 84,044 shares of authorized, but unissued shares of common stock. The Company also has a non-incentive Stock Option Plan that provides for the issuance of 36,018 shares of authorized, but unissued shares of common stock.

         The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which provides a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management has determined that the Company will continue to account for stock based compensation pursuant to APB Opinion No. 25. The pro-forma disclosures required by SFAS No. 123 are not applicable as no options were granted by the Company during the fiscal years ended March 31, 2002, 2001 and 2000.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         A summary of the status of the Company's stock option plans as of March 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                    2002                          2001                          2000
                                                    ----                          ----                          ----
                                                        Exercise                      Exercise                       Exercise
                                            Shares        Price         Shares         Price            Shares         Price
                                            ------       -------       -------       ---------         -------       --------
Outstanding at beginning of year             17,473       $5.00        27,657          $5.00           34,596          $5.00
Granted                                          -            -            -              -               -              -
Exercised                                    (2,000)       5.00        (7,900)          5.00           (2,301)          5.00
Forfeited                                        -            -        (2,284)          5.00           (4,638)          5.00
                                             ------        ----        ------           ----           ------           ----
Outstanding at end of year                   15,473       $5.00        17,473          $5.00           27,657          $5.00
                                             ======        ====        ======           ====           ======           ====
Options exercisable at year-end              15,473       $5.00        17,473          $5.00           27,657          $5.00
                                             ======        ====        ======           ====           ======           ====

         The following information applies to options outstanding at March 31, 2002:

Number outstanding..............................................      15,473
Range of exercise prices........................................       $5.00
Weighted-average exercise price ................................       $5.00
Weighted-average remaining contractual life  ...................        1.25

         At March 31, 2002, all of the stock options granted were subject to exercise at the discretion of the grantees and expire in 2003.


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

         Information with respect to the Plan for the years ended March 31, 2002, 2001 and 2000 is as follows:

         The changes in benefit obligations are computed as follows:

                                                  2002               2001           2000
                                                  ----               ----           ----
                                                                (In thousands)
Projected benefit obligation
   at beginning of year.....................     $1,280            $1,117         $1,323
Service cost................................         63                58             59
Interest cost...............................        101                83             77
Actuarial loss..............................        203                39            103
Benefits paid...............................        (55)              (17)          (445)
                                                  -----             -----          -----
Projected benefit obligation
   at end of year...........................     $1,592            $1,280         $1,117
                                                  =====             =====          =====

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         The changes in the Plan's assets are computed as follows:

                                                  2002              2001            2000
                                                  ----              ----            ----
                                                                (In thousands)
Fair value of plan assets at
   beginning of year........................     $1,283            $1,122         $1,331
Actual return on plan assets................         68                 3             26
Employer contributions......................        212               175            210
Benefits paid...............................        (55)              (17)          (445)
                                                  -----             -----          -----
Fair value of plan assets
   at end of year...........................     $1,508            $1,283         $1,122
                                                  =====             =====          =====


         The following table sets forth the Plan's funded status at March 31:

                                                                     2002           2001
                                                                     ----           ----
                                                                       (In thousands)
Funded status.................................................      $ (84)          $  3
Unrecognized net actuarial (gain) loss........................        (42)           120
Unrecognized net transition liability.........................         42             48
                                                                     ----            ---
Prepaid (accrued) pension cost................................      $ (84)          $171
                                                                     ====            ===

         The weighted-average actuarial assumptions used were:

                                                              2002             2001             2000
                                                              ----             ----             ----
                                                                         (In thousands)
Weighted-average discount rate.......................        7.25%             7.50%            7.00%
Weighted-average rate of
   compensation increase.............................        1.00%             1.00%            1.00%
Weighted-average expected
   long-term rate of return on
   plan assets.......................................        7.00%             7.00%            7.00%


         Net periodic pension costs includes the following components:

                                                              2002              2001             2000
                                                              ----              ----             ----
                                                                           (In thousands)
Service cost...........................................       $ 63              $ 58             $ 59
Interest cost..........................................        101                83               77
Actual return on plan assets...........................        (68)               (3)             (26)
Amortization of prior net loss.........................        199               141              164
Amortization of net transition obligation..............          6                 6                6
Unrecognized net actuarial loss........................        (27)              (81)             (59)
                                                               ---               ---              ---
Net periodic pension cost..............................       $274              $204             $221
                                                               ===               ===              ===

         Plan assets were invested in certificates of deposit (including a $433,000 certificate of deposit in the Bank) and life insurance contracts.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


         As previously stated, the Banks have a savings plan covering substantially all employees who meet certain age and service requirements. Under the plan, the Banks match participant contributions up to 2% of each participant's compensation during the year. This contribution is dependent on availability of sufficient net earnings from current or prior years. Additional contributions may be made as approved by the Board of Directors. Expense under the plan totaled approximately $44,000, $44,000 and $39,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

NOTE M - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC.

         The following condensed financial statements summarize the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001, and 2000.

                         Wayne Savings Bancshares, Inc.

                        STATEMENTS OF FINANCIAL CONDITION
                                    March 31,
                                                                                                 2002               2001
                                                                                                 ----               ----
ASSETS                                                                                               (In thousands)
Cash and due from banks.................................................................      $   115           $    85
Investment in subsidiary................................................................       26,140            25,378
Prepaid expenses and other..............................................................          851               317
                                                                                               ------            ------
     Total assets.......................................................................      $27,106           $25,780
                                                                                               ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities..................................................      $ 1,059           $   525
Stockholders' equity
  Common stock and additional paid-in capital...........................................       17,085            17,075
  Retained earnings.....................................................................       10,121             9,150
  Less shares held in treasury (57,042 and 33,214 shares, respectively).................       (1,181)           (1,003)
  Accumulated other comprehensive income, unrealized gains on securities
    designated as available for sale, net...............................................           22                33
                                                                                               ------            ------
     Total stockholders' equity ........................................................       26,047            25,255
                                                                                               ------            ------
     Total liabilities and stockholders' equity.........................................      $27,106           $25,780
                                                                                               ======            ======

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000


                         Wayne Savings Bancshares, Inc.

                             STATEMENTS OF EARNINGS
                          For the years ended March 31,
                                                                                        2002          2001         2000
                                                                                        ----          ----         ----
Income                                                                                          (In thousands)
  Interest income..........................................................            $    1       $   18       $   58
  Equity in earnings of subsidiary.........................................             1,928        1,371        1,210
                                                                                        -----        -----        -----
     Total revenue.........................................................             1,929        1,389        1,268
General and administrative expenses........................................               160           92          157
                                                                                        -----        -----        -----
  Earnings before income tax credits.......................................             1,769        1,297        1,111
  Federal income tax credits...............................................               (54)         (35)         (37)
                                                                                        -----        -----        -----

     NET EARNINGS..........................................................            $1,823       $1,332       $1,148
                                                                                        =====        =====        =====


                         Wayne Savings Bancshares, Inc.

                            STATEMENTS OF CASH FLOWS
                          For the years ended March 31,
                                                                                       2002           2001        2000
                                                                                       ----           ----        ----
Cash flows from operating activities:                                                          (In thousands)
Net earnings for the year..................................................            $1,823       $1,332       $1,148
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Undistributed earnings of consolidated subsidiary .....................              (773)        (807)      (1,219)
    Increase (decrease) in cash due to changes in:
      Prepaid expenses and other assets....................................              (534)        (238)          23
      Accrued expenses and other liabilities...............................               534          262           29
                                                                                        -----        -----        -----
       Net cash provided by (used in) operating activities.................             1,050          549          (19)
Cash flows provided by (used in) financing activities:
  Payment of dividends on common stock.....................................              (852)        (800)        (882)
  Purchase of treasury stock...............................................              (178)        (358)        (177)
  Proceeds from exercise of stock options..................................                10           50           11
                                                                                        -----        -----        -----
       Net cash used in financing activities...............................            (1,020)      (1,108)      (1,048)
                                                                                        -----        -----        -----
Net increase (decrease) in cash and cash equivalents.......................                30         (559)      (1,067)
Cash and cash equivalents at beginning of year.............................                85          644        1,711
                                                                                        -----        -----        -----
Cash and cash equivalents at end of year...................................            $  115       $   85       $  644
                                                                                        =====        =====        =====



NOTE N - SERVICE FEES, CHARGES AND OTHER OPERATING INCOME

         Service fees, charges and other operating income at March 31 is comprised of the following items:

                                                          2002             2001              2000
                                                          ----             ----              ----
                                                                     (In thousands)
Deposit fee income..............................        $  644              $501             $430
Loan servicing fee income.......................            97               120              117
Income from credit cards........................           157                69               91
Other service fees, charges
   and other operating income...................           242               201               82
                                                         -----               ---              ---
                                                        $1,140              $891             $720
                                                         =====               ===              ===

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



NOTE O - OTHER OPERATING EXPENSES AND M.H.C. EXPENDITURES

         Other operating expense at March 31 is comprised of the following items:

                                                                   2002             2001              2000
                                                                   ----             ----              ----
                                                                               (In thousands)
Telephone and postage expense..............................      $  273           $  247            $  286
Public relations and
   advertising expense.....................................         198              214               272
Stationery, printing and office
   supplies expense........................................         172              189               244
Supervisory exam expense...................................         137              128                51
Professional services expense..............................         154               96                74
Other operating expenses...................................         733              716               704
                                                                  -----            -----             -----
............................................................      $1,667           $1,590            $1,631
                                                                  =====            =====             =====

         Expenses paid by or previously allocated to the M.H.C. are comprised of the following:

Fees related to M.H.C. litigation and other legal matters..        $ 30             $134              $ 77
Intercompany cost allocations..............................           5                7                 7
Officer compensation.......................................          -                 9                -
                                                                    ---              ---               ---
                                                                   $ 35             $150              $ 84
                                                                    ===              ===               ===


NOTE P - REORGANIZATION AND CHANGE OF CORPORATE FORM

         The Board of Directors of Wayne Savings  Bankshares,  M.H.C.
(the "M.H.C.") adopted a Plan of Conversion (the "Plan") on July 10, 2001. Pursuant to the Plan, the M.H.C. will convert from the mutual holding company form of organization to the fully public form. Wayne Savings Bankshares, M.H.C., the mutual holding company parent of Wayne Savings Bancshares, Inc., will be merged into Wayne Savings Community Bank, and Wayne Savings Bankshares, M.H.C. will no longer exist. Pursuant to the Plan, Wayne Savings Bancshares, Inc., which owns 100% of Wayne Savings Community Bank, also will be succeeded by a new Delaware corporation with the same name. As part of the conversion, 1,350,699 shares of common stock of Wayne Savings Bancshares, Inc., representing the 52.6% ownership interest of Wayne Savings Bankshares, M.H.C., will be offered for sale in the subscription and community offering. Following the completion of the conversion, all of the capital stock of Wayne Savings Community Bank will be held by Wayne Savings Bancshares, Inc.

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

         In the event of a complete liquidation (and only in such event), each eligible member of Wayne's depositors will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Company, the existence of liquidation account will not restrict the use or application of such retained earnings.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't.)


                         March 31, 2002, 2001, and 2000



         The Company may not declare, pay a cash dividend on, or repurchase any or its common stock, if the effect thereof would cause retained earnings to be reduced below either the amount required for the liquidation account or the regulatory capital requirements of SAIF insured institutions.

         At March 31, 2002, the Company had incurred costs associated with the Plan totaling approximately $627,000. The Plan costs will be netted against proceeds received in the transaction. If, however, the conversion is not completed, the costs associated with the conversion will be recorded through the consolidated statement of earnings in the period in which the conversion is terminated.


NOTE Q - QUARTERLY RESULTS OF OPERATIONS (unaudited)

         The following table summarizes the Company's quarterly results for the fiscal years ended March 31, 2002 and 2001. Certain amounts have been reclassified to conform to the fiscal 2002 presentation and the Company's amended and restated Form 10-QSB for the nine months ended December 31, 2001.

                                                                             For the three month periods ended
                                                               June 30,2001  September 30, 2001  December 31, 2001   March 31, 2002
                                                                             (In thousands, except share data)
Total interest income.......................................      $5,416           $5,330           $5,270               $5,293
Total interest expense......................................       3,344            3,212            3,043                2,749
                                                                   -----            -----            -----                -----
Net interest income.........................................       2,072            2,118            2,227                2,544
Provision for losses on loans...............................           2               95               21                   16
Other income................................................         364              433              502                  358
General, administrative and other expense...................       1,874            1,831            1,968                2,049
                                                                   -----            -----            -----                -----
Earnings before income taxes................................         560              625              740                  837
Federal income taxes........................................         185              213              253                  288
                                                                   -----            -----            -----                -----
Net earnings ...............................................      $  375           $  412           $  487               $  549
                                                                   =====            =====            =====                =====
Earnings per share
   Basic....................................................      $  .15           $  .16           $  .19               $  .21
                                                                   =====            =====            =====                =====
   Diluted..................................................      $  .15           $  .16           $  .19               $  .21
                                                                   =====            =====            =====                =====


                                                                             For the three month periods ended
                                                               June 30,2000  September 30, 2000  December 31, 2000   March 31, 2001
                                                                             (In thousands, except share data)
Total interest income.......................................      $5,341           $5,359           $5,389               $5,417
Total interest expense......................................       3,161            3,248            3,321                3,370
                                                                   -----            -----            -----                -----
Net interest income.........................................       2,180            2,111            2,068                2,047
Provision for losses on loans...............................          51               22                2                   21
Other income................................................         218              259              289                  279
General, administrative and other expense...................       1,933            1,899            1,813                1,703
                                                                   -----            -----            -----                -----
Earnings before income taxes................................         414              449              542                  602
Federal income taxes........................................         147              142              172                  214
                                                                   -----            -----            -----                -----
Net earnings ...............................................      $  267           $  307           $  370               $  388
                                                                   =====            =====            =====                =====
Earnings per share
   Basic....................................................      $  .10           $  .12           $  .14               $  .15
                                                                   =====            =====            =====                =====
   Diluted..................................................      $  .10           $  .12           $  .14               $  .15
                                                                   =====            =====            =====                =====

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

ITEM 9.  Directors and Executive Officers of the Bank

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2002 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 13.       Exhibits, Financial Statement Schedules, and Reports on From 8-K

         (a) Exhibits

                                                                    Reference to Prior
                                                             Filing or Exhibit Regulation S-B
                                                                      Number Attached
  Exhibit Number                           Document                       Hereto
------------------                    -----------------              -----------------
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

         4                         Instruments defining the                  *
                                  rights of security holders,
                                     including debentures

         9                          Voting trust agreement                 None

        10                            Material contracts                   None

        11                         Statement re: computation                Not
                                     of per share earnings               Required


        13                              Annual Report to                    Not
                                       Security Holders                 Applicable

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


                                      WAYNE SAVINGS BANCSHARES, INC.


Date:    July 1, 2002                 By:/s/Charles F. Finn
                                         -----------------------------------
                                         Charles F. Finn
                                         President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/Charles F. Finn                          By:      /s/Michael C. Anderson
         -----------------------------------                  -----------------------------------
         Charles F. Finn, President, Chief                    Michael C. Anderson, Senior Vice President and
           Executive Officer and Director                       Corporate Secretary
         (Principal Executive Officer)                        (Principal Financial Officer)

Date:    July 1, 2002                                Date:    July 1, 2002



By:      /s/Myron Swartzentruber                     By:      /s/Kenneth G. Rhode
         -----------------------------------                  -----------------------------------
         Myron Swartzentruber, Vice President                 Kenneth G. Rhode, Director
         (Principal Accounting Officer)

Date:    July 1, 2002                                Date:    July 1, 2002



By:      /s/Donald E. Massaro                        By:      /s/James C. Morgan
         -----------------------------------                  -----------------------------------
         Donald E. Massaro, Director                          James C. Morgan, Director

Date:    July 1, 2002                                Date:    July 1, 2002


By:      /s/Terry A. Gardner                         By:      /s/Russell L. Harpster
         -----------------------------------                  -----------------------------------
         Terry A. Gardner, Director                           Russell L. Harpster, Director

Date:    July 1, 2002                                Date:    July 1, 2002


By:      /s/Joseph L. Retzler
         -----------------------------------
         Joseph L. Retzler, Director

Date:    July 1, 2002