Form 10QSB
period 2002-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-08-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               -----------------------------------------------

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

Yes   X                                               No ___
      ---

As of August 12, 2002, the latest practicable date, 2,572,021 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

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

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       June 30,        March 31,
         ASSETS                                                                            2002             2002
Cash and due from banks                                                                $  2,920         $  2,250
Federal funds sold                                                                       20,000           15,000
Interest-bearing deposits in other financial institutions                                10,037           10,633
                                                                                        -------          -------
         Cash and cash equivalents                                                       32,957           27,883

Investment securities - at amortized cost, approximate market value of $20,702 and $22,098 as of June 30, 2002
  and March 31, 2002, respectively                                                       20,500           22,286
Mortgage-backed securities available for sale - at market                                 3,149            3,449
Mortgage-backed securities - at cost, approximate
  market value of $14,619 and $13,835 as of June 30, 2002
  and March 31, 2002, respectively                                                       14,634           13,877
Loans receivable - net                                                                  247,230          251,172
Office premises and equipment - net                                                       9,133            9,208
Real estate acquired through foreclosure                                                     -                19
Federal Home Loan Bank stock - at cost                                                    3,910            3,767
Accrued interest receivable on loans                                                      1,136            1,153
Accrued interest receivable on mortgage-backed securities                                    83               83
Accrued interest receivable on investments and interest-bearing deposits                    278              250
Prepaid expenses and other assets                                                         1,596            1,688
Prepaid federal income taxes                                                                 -                 8
                                                                                        -------          -------

         Total assets                                                                  $334,606         $334,843
                                                                                        =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                               $300,737         $300,957
Advances from the Federal Home Loan Bank                                                  5,000            5,000
Advances by borrowers for taxes and insurance                                               224              880
Accrued interest payable                                                                    292              223
Accounts payable on mortgage loans serviced for others                                      242              116
Other liabilities                                                                           636              853
Accrued federal income taxes                                                                201               -
Deferred federal income taxes                                                               847              767
                                                                                        -------          -------
         Total liabilities                                                              308,179          308,796

Commitments                                                                                  -                -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized; 2,642,035 and
    2,640,835 shares issued at June 30, 2002 and March 31, 2002,
    respectively)                                                                         2,642            2,641
  Additional paid-in capital                                                             14,449           14,444
  Retained earnings - substantially restricted                                           10,468           10,121
  Less:  70,014 shares of treasury stock at June 30, 2002 and March 31, 2002 - at cost   (1,181)          (1,181)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                        49               22
                                                                                        -------          -------
         Total stockholders' equity                                                      26,427           26,047
                                                                                        -------          -------

         Total liabilities and stockholders' equity                                    $334,606         $334,843
                                                                                        =======          =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   For the three month periods ended June 30,
                        (In thousands, except share data)


                                                                                         2002               2001
Interest income
  Loans                                                                                $4,432             $4,793
  Mortgage-backed securities                                                              222                131
  Investment securities                                                                   255                207
  Interest-bearing deposits and other                                                     140                285
                                                                                        -----              -----
         Total interest income                                                          5,049              5,416

Interest expense
  Deposits                                                                              2,433              3,262
  Borrowings                                                                               65                 82
                                                                                        -----              -----
         Total interest expense                                                         2,498              3,344
                                                                                        -----              -----

         Net interest income                                                            2,551              2,072

Provision for losses on loans                                                              17                  2
                                                                                        -----              -----

         Net interest income after provision for
           losses on loans                                                              2,534              2,070

Other income
  Gain on sale of loans                                                                    16                 76
  Service fees, charges and other operating                                               328                288
                                                                                        -----              -----
         Total other income                                                               344                364

General, administrative and other expense
  Employee compensation and benefits                                                    1,146              1,055
  Occupancy and equipment                                                                 379                330
  Federal deposit insurance premiums                                                       13                 12
  Franchise taxes                                                                          73                 67
  Other operating                                                                         428                410
                                                                                        -----              -----
         Total general, administrative and other expense                                2,039              1,874
                                                                                        -----              -----

         Earnings before income taxes                                                     839                560

Federal income taxes
  Current                                                                                 219                155
  Deferred                                                                                 66                 30
                                                                                        -----              -----
         Total federal income taxes                                                       285                185
                                                                                        -----              -----

         NET EARNINGS                                                                  $  554             $  375
                                                                                        =====              =====

         EARNINGS PER SHARE

            Basic                                                                        $.22               $.15
                                                                                          ===                ===

            Diluted                                                                      $.21               $.15
                                                                                          ===                ===



See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   For the three month periods ended June 30,
                                 (In thousands)


                                                                                         2002               2001

Net earnings                                                                             $554               $375

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax effects of $14 and $3 in 2002 and 2001, respectively                        27                  5
                                                                                          ---                ---

Comprehensive income                                                                     $581               $380
                                                                                          ===                ===

Accumulated comprehensive income                                                         $ 49               $ 38
                                                                                          ===                ===




































See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the three month periods ended June 30,
                                 (In thousands)


                                                                                         2002               2001
Cash flows from operating activities:
  Net earnings for the period                                                         $   554            $   375
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                     38                  6
    Amortization of deferred loan origination fees                                        (86)               (94)
    Depreciation and amortization                                                         145                113
    Gain on sale of loans                                                                  (7)               (12)
    Proceeds from sale of loans in the secondary market                                 3,330              6,395
    Loans originated for sale in the secondary market                                      -              (5,522)
    Provision for losses on loans                                                          17                  2
    Federal Home Loan Bank stock dividends                                                (45)               (64)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                 17                 54
      Accrued interest receivable on mortgage-backed securities                            -                   3
      Accrued interest receivable on investments and interest-bearing deposits            (28)                 9
      Prepaid expenses and other assets                                                   100             (1,138)
      Accrued interest payable                                                             69                 64
      Accounts payable on mortgage loans serviced for others                              127                 12
      Other liabilities                                                                  (218)              (554)
      Federal income taxes
        Current                                                                           209                203
        Deferred                                                                           66                 30
                                                                                       ------             ------
          Net cash provided by (used in) operating activities                           4,288               (118)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities held to maturity                      1,786              1,517
  Purchase of mortgage-backed securities designated as held to maturity                (1,952)                -
  Principal repayments on mortgage-backed securities held to maturity                   1,165              1,209
  Principal repayments on mortgage-backed securities designated as
    available for sale                                                                    339                252
  Loan principal repayments                                                            16,435             16,533
  Loan disbursements                                                                  (15,758)           (24,566)
  Purchase of office premises and equipment - net                                         (70)              (388)
  Proceeds from sale of real estate acquired through foreclosure                           16                 12
  Decrease in certificates of deposit in other financial institutions                      -               5,700
  Purchase of Federal Home Loan Bank stock                                                (98)               (38)
                                                                                       ------             ------
          Net cash provided by investing activities                                     1,863                231
                                                                                       ------             ------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                   6,151                113
                                                                                       ------             ------



See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   For the three month periods ended June 30,
                                 (In thousands)


                                                                                         2002               2001
          Net cash provided by operating and investing activities
            (balance brought forward)                                                 $ 6,151            $   113

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                            (220)             6,678
  Proceeds from Federal Home Loan Bank advances                                            -               5,000
  Repayment of Federal Home Loan Bank advances                                             -              (5,000)
  Advances by borrowers for taxes and insurance                                          (656)              (505)
  Dividends paid on common stock                                                         (207)              (205)
  Proceeds from exercise of stock options                                                   6                 -
  Purchase of treasury shares                                                              -                (140)
                                                                                       ------             ------
          Net cash provided by (used in) financing activities                          (1,077)             5,828
                                                                                       ------             ------

Net increase in cash and cash equivalents                                               5,074              5,941

Cash and cash equivalents at beginning of period                                       27,883             20,902
                                                                                       ------             ------

Cash and cash equivalents at end of period                                            $32,957            $26,843
                                                                                       ======             ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                              $    10            $    20
                                                                                       ======             ======

    Interest on deposits and borrowings                                               $ 2,429            $ 3,280
                                                                                       ======             ======

Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loans upon sale of real estate acquired
    through foreclosure                                                               $   450            $    93
                                                                                       ======             ======

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                        $    27            $     5
                                                                                       ======             ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                 $     9            $    64
                                                                                       ======             ======

Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for outstanding shares                    $    -             $   140
                                                                                       ======             ======






See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements for the three months ended June 30, 2002 and 2001 were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2002.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and the Company's wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank") and the Bank's wholly-owned subsidiary, Village Savings Bank, F.S.B. ("Village"), hereinafter collectively referred to as "the Banks". Wayne Savings has nine banking locations in Wayne, Holmes, Ashland, and Medina counties, Ohio, in addition to its Village subsidiary serving Stark county. All significant intercompany transactions and balances have been eliminated in the consolidation.

3.       Earnings Per Share

         Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

         For the three months ended June 30,                          2002                  2001
         Weighted-average common shares
           outstanding (basic)                                   2,571,230             2,574,113

         Dilutive effect of assumed exercise
           of stock options                                         10,803                11,019
                                                                 ---------             ---------

         Weighted-average common shares
           outstanding (diluted)                                 2,582,033             2,585,132
                                                                 =========             =========

                         Wayne Savings Bancshares, Inc.

            For the three month periods ended June 30, 2002 and 2001


4.       Effects of Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective April 1, 2002, without material effect on Wayne Savings Bancshares, Inc.'s financial condition or results of operations.

    5.   Forward-looking Statements

         This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the continued ability of the Banks to attract and retain deposits, new accounting pronouncements and changing regulatory requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 2002 to June 30, 2002

At June 30, 2002, the Company had total assets of $334.6 million, reflecting a slight decrease of $237,000 from March 31, 2002 levels.

Cash and cash equivalents, certificates of deposit and investment securities totaled approximately $53.5 million at June 30, 2002, an increase of approximately $3.3 million, or 6.6%, over March 31, 2002 levels. During the first quarter investment securities decreased by $1.8 million, or 8.0%, mainly due to repayment of agency securities which were called. Cash and cash equivalents increased by $5.1 million, or 18.2%, to a total of $33.0 million.

Mortgage-backed securities (including mortgage-backed securities held for sale) totaled $17.8 million at June 30, 2002, a $457,000, or 2.6%, increase from the $17.3 million total at March 31, 2002. The increase resulted primarily from purchases of $2.0 million, which were partially offset by principal repayments totaling $1.5 million.

Loans receivable, including loans held for sale, totaled $247.2 million at June 30, 2002, a decrease of $3.9 million, or 1.6%, from the March 31, 2002 total. This decrease resulted mainly from principal repayments on loans totaling $16.4 million and the sale of loans totaling $3.3 million, which were partially offset by loan originations of $15.8 million.

At June 30, 2002, the allowance for loan losses totaled $637,000, or .26% of total loans, compared to $730,000, or .29% of total loans at March 31, 2002. In determining the allowance for loan losses at any point in time, management and the Board apply a systematic process focusing on the risk of loss in the portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. The decrease in our allowance for loan losses resulted primarily from a sale of collateral from a $519,000 nonresidential loan that was nonperforming at March 31, 2002. The sale of this property was the primary contributor to a decline in our nonperforming loan balance from $3.1 million to $2.7 million.

The second step in determining the allowance for loan losses entails the application of historic loss experience by applying a historic loss percentage to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of overall risk in the economy. This segment of the loss analysis resulted in an allowance of $627,000 at June 30, 2002. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge all known losses as of June 30, 2002 have been recorded.

As stated previously, nonperforming loans totaled $2.7 million at June 30, 2002, compared to $3.1 million at March 31, 2002. Nonperforming loans at June 30, 2002, consisted of $550,000 of nonresidential real estate loans, $1.4 million of commercial loans and $758,000 of one- to four-family residential mortgage loans. The allowance for loan losses totaled 23.4% of nonperforming loans at June 30, 2002 and March 31, 2002. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely effect the Company's results of operations.

Deposits decreased to a balance of $300.7 million as of June 30, 2002, from $301.0 million at March 31, 2002.

At June 30, 2002, advances from the Federal Home Loan Bank remained unchanged from the $5.0 million total as of March 31, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Discussion of Financial Condition Changes from March 31, 2002 to June 30, 2002 (continued)

Stockholders' equity totaled $26.4 million at June 30, 2002, a 1.5% increase over March 31, 2002. The increase was primarily due to earnings from the first fiscal quarter of $554,000, which were partially offset by dividends paid of $207,000, or $.17 per share for the quarter.


Comparison of Operating Results for the Three Month Periods Ended June 30, 2002 and 2001

Net earnings totaled $554,000 for the three months ended June 30, 2002, compared to net earnings of $375,000 for the same period in 2001, an increase of $179,000, or 47.7%. The increase in net earnings was primarily attributable to an increase in net interest income of $479,000, or 23.1%, which was partially offset by a $20,000, or 5.5%, reduction in other income, a $165,000, or 8.8%, increase in general, administrative and other expense and a $100,000, or 54.1% increase in federal income tax expense.

Interest Income

Interest income on loans declined $361,000, or 7.5%, for the three months ended June 30, 2002, due primarily to a 56 basis-point decrease in the weighted-average yield on loans generally reflecting the trend of market interest rates year-to-year, as well as a $637,000, or 0.3%, reduction in weighted-average balance of loans outstanding from the comparable 2001 quarter.

Interest income on mortgage-backed securities increased during the quarter ended June 30, 2002, by $91,000, or 69.5%, due primarily to a $10.0 million, or 125.9%
increase in the weighted-average balance outstanding from the comparable 2001 quarter.

Interest income on investments and interest-bearing deposits decreased by $97,000, or 19.7%, generally reflecting the aforementioned downward trend in the level of market interest rates year to year.

Interest Expense

Interest expense for the three months ended June 30, 2002, totaled $2.5 million, a decrease of $846,000, or 25.3%, from interest expense of $3.3 million for the three months ended June 30, 2001. The decrease resulted from a 141 basis point decrease in the average cost of funds, to 3.29% in the 2002 quarter, which was partially offset by an increase in the average balance of deposits and borrowings outstanding of $18.9 million, or 6.6%, to $303.3 million for the quarter ended June 30, 2002.

Interest expense on deposits totaled $2.4 million for the three months ended June 30, 2002, a decrease of $829,000, or 25.4%, from the three months ended June 30, 2001, as a result of a 143 basis point decrease in the average cost of deposits to 3.26% in the 2002 quarter, which was partially offset by a $19.9 million, or 7.1%, increase in the average balance outstanding, to $298.3 million for the 2002 quarter.

Interest expense on borrowings totaled $65,000 for the three months ended June 30, 2002, a decrease of $17,000, or 20.7%, from the 2001 quarter, as a result of a decrease in the average cost of borrowings to 5.20%, coupled with a decrease in the average balance of borrowings, to $5.0 million for the three months ended June 30, 2002, from $6.0 million for the three months ended June 30, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of Operating Results for the Three Month Periods Ended June 30, 2002 and 2001 (continued)

Net Interest Income

Net interest income totaled $2.6 million for the three months ended June 30, 2002, an increase of $479,000, or 23.1%, over the three month period ended June 30, 2001. The increase in net interest income was due primarily to an increase in the average balance of interest-earning assets of $15.7 million, or 5.5%, to $314.4 million for the three months ended June 30, 2002, which was partially offset by a decrease in the average yield of 84 basis points to 6.42% from 7.26% for the three months ended June 30, 2001. The average interest rate spread increased to 3.13% for the three months ended June 30, 2002 from 2.56% for the three months ended June 30, 2001, due primarily to rates on savings repricing downward faster than yields on interest-earning assets. The net interest margin increased to 3.25% for the three months ended June 30, 2002 from 2.78% for the three months ended June 30, 2001.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $17,000 and $2,000 for the three month periods ended June 30, 2002 and 2001, respectively. To the best of management's knowledge, all known losses as of June 30, 2002 and 2001 have been recorded.

Other Income

Other income, consisting primarily of gains on sale of loans, service fees and charges on deposit accounts, decreased by $20,000, or 5.5%, to $344,000 for the three months ended June 30, 2002, from $364,000 for the three months ended June 30, 2001. The decline resulted primarily from a reduction of $60,000, or 78.9%, in gains on sale of loans, which reflected the Company's decision to hold in portfolio rather than sell current loan production in view of the Company's current liquidity position due to rapid principal prepayments. Service fees, charges and other operating income increased by $40,000, or 13.9%, to $328,000, for the three months ended June 30, 2002, due primarily to enhanced service fees on deposit accounts and credit cards, as well as increased debit card activity.

General, Administrative and Other Expense

General, administrative and other expense increased by $165,000, or 8.8%, to $2.0 million for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. The increase resulted primarily from a $91,000, or 8.6%, increase in employee compensation and benefits and a $49,000, or 14.8%, increase in occupancy and equipment. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a full service branch opened in May 2001 and a drive-through facility which opened in August 2001. The increase in occupancy and equipment expense was primarily attributable to costs incurred in the new operating facilities.

Federal Income Taxes

The provision for federal income taxes amounted to $285,000 for the three months ended June 30, 2002, an increase of $100,000, or 54.1%, compared to the same period in 2001. The increase resulted primarily from a $279,000, or 49.8%, increase in pretax earnings year to year. The effective tax rates for the three months ended June 30, 2002 and 2001 were 34.0% and 33.0%, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Restatement of Form 10-QSB for the Quarter Ended June 30, 2001

The Company's quarterly report on Form 10-QSB for the three and nine month periods ended December 31, 2001, was restated on June 29, 2002 to provide primarily for the recording of adjustments related to depreciation expense and certain other adjustments in the fiscal 2002 year. The effect of the items subject to restatement on the quarter ending June 30, 2001 results of operations resulted in a decrease of $1,000, or $.00 per share, in net earnings from the previously reported amount in the Form 10-QSB for quarter ended June 30, 2001. The $1,000 decline in net earnings for the June 2001 quarter was the product of a $3,000 decrease in net interest income and an $8,000 increase in general, administrative and other expense which were partially offset by a $10,000 reduction in the provision for federal income tax. For additional information regarding the restatement reference is made to the Company's restated 10-QSB filing for the nine months ended December 31, 2001.

                         Wayne Savings Bancshares, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On July 25, 2002, the Annual Meeting of the Company's Stockholders was held. Two directors were elected to terms expiring in fiscal 2005 by the following votes:

            Charles F. Finn             For:  2,177,415       Withheld: 57,954
            Joseph L. Retzler           For:  2,232,220       Withheld:  3,194

         One other matter was submitted to the stockholders, for which the following votes were cast:

         Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2003.

            For:  2,228,756         Against:  0              Abstain:  6,613

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                EX-99.1                 Certification of Chief Executive Officer
                                          and Chief Financial Officer

         (b)  Reports on Form 8-K:       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 14, 2002                    By: /s/Charles C. Finn
       -------------------------                  ---------------------------
                                                    Charles C. Finn
                                                    Chairman and President





Date:      August 14, 2002                    By: /s/Michael C. Anderson
       -------------------------                  ---------------------------
                                                    Michael C. Anderson
                                                     Chief Financial Officer