Form 10KSB/A
period 2001-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-10-01
CIK 1036030

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

                                                               One         Three         Five         Ten       Beyond
                                                Within       Through      Through       Through     Through     Twenty
                                               One Year    Three Years   Five Years    Ten Years  Twenty Years   Years      Total
                                              ---------   ------------   ----------   ----------   -----------   -----      -----
                                                                                   (In Thousands)
Mortgage loans(1):
  One to four family residential:
    Adjustable..........................      $49,926       $  549       $   --        $    --      $    --     $    --    $ 50,475
    Fixed...............................        2,269        1,239        1,476         16,075       61,967      83,834     166,860
Multi-family residential and nonresidential:
    Adjustable..........................       12,498        1,555           --             --           --          --      14,053
    Fixed...............................        1,010          682          645            123           --          51       2,511
Second Mortgage Loans(2)................            6           60          223          1,483           --          --       1,772
Commercial..............................        3,936           23           62            744           --          --       4,765
Consumer(3).............................        3,353        1,366        2,584            483           --          --       7,786
                                               ------        -----        -----         ------       ------      ------     -------
Total loans.............................      $72,998       $5,474       $4,990        $18,908      $61,967     $83,885    $248,222
                                               ======        =====        =====         ======       ======      ======     =======

Mortgage-backed securities(4)...........      $    --       $1,169       $  986        $ 6,327      $    --     $    --    $  8,482
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

                                                                           At March 31,
                                                 ---------------------------------------------------------------
                                                         2001                  2000                  1999
                                                 --------------------  -------------------   -------------------
                                                           % of Loans            % of Loans            % of Loans
                                                             in Each               in Each               in Each
                                                           Category to           Category to           Category to
                                                  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                                                  ------   -----------  ------   -----------  ------   -----------
                                                                     (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans.......       $574       87.7%      $423       88.4%      $400       88.3%
Multi-family residential loans..............         24        3.6         37        3.3         38        3.2
Consumer and commercial.....................         37        5.7        333        5.8        252        6.0
Non-residential real estate.................         20        3.0         --        2.5          2        2.5
                                                    ---        ---        ---      -----        ---      -----
Total allowance for loan losses.............       $655        100%      $793      100.0%      $692      100.0%
                                                    ===        ===        ===      =====        ===      =====


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

                                                                                        At March 31,
                                                             ----------------------------------------------------------------
                                                                     2001                  2000                  1999
                                                             --------------------    ------------------    ------------------
                                                             Carrying      Market    Carrying    Market    Carrying    Market
                                                               Value       Value      Value      Value      Value      Value
                                                             ---------    -------    ---------  -------    --------   -------
                                                                                         (In Thousands)
Investment securities:
  Corporate bonds and notes..................                 $ 3,994      $ 4,061    $ 2,987    $ 2,951    $    --    $    --
  U.S. Government and agency securities......                   9,501        9,567     20,057     19,528     11,666     11,588
  Obligations of state and political subdivisions                 146          146        155        155        164        164
  Certificates of deposit in other financial institutions       5,700        5,700      4,000      4,000      6,000      6,000
                                                               ------       ------     ------     ------     ------     ------
Total investment securities..................                  19,341       19,474     27,199     26,634     17,830     17,752
Other Investments:
  Interest-bearing deposits in other financial institutions    12,891       12,891      8,332      8,332     10,410     10,410
  Federal funds sold.........................                   6,000        6,000      3,475      3,475      4,295      4,295
  Federal Home Loan Bank stock...............                   3,510        3,510      3,160      3,160      2,919      2,919
                                                               ------       ------     ------     ------     ------     ------
   Total investments.........................                 $41,742      $41,875    $42,166    $41,601    $35,454    $35,376
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
                                                   ======     ====      =====     ====       =====     ====       =====     ====

                                                                        At March 31, 2001
                                                        ---------------------------------------------
                                                                        Total Investment
                                                                           Securities
                                                        ---------------------------------------------
                                                          Average                            Weighted
                                                           Life      Carrying      Market     Average
                                                         In Years     Value        Value       Yield
                                                        ---------   ---------    ---------    -------
                                                                     (Dollars in Thousands)
Investment Securities:
   Corporate bonds and notes.......................          1.50    $ 3,994      $ 4,061         6.5%
   U.S. Government and agency......................          5.16      9,501        9,567         6.1
   Obligations of state and political subdivisions.         11.17        146          146         5.5
   Certificates of deposit in other financial institutions    .03      5,700        5,700         5.1
                                                            -----     ------       ------        ----

     Total investment securities...................          2.93    $19,341      $19,474        5.87%
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
                                                                      =======         =======        =======


         The following table sets forth the amount and maturities of certificates of deposit at March 31, 2001.

                                                                             Amount Due
                                                   ------------------------------------------------------------
                                                   Less Than        1-2          2-3         After
                                                   One Year        Years        Years       3 Years      Total
                                                   --------     ---------    ---------    -----------   -------
Rate                                                                         (In Thousands)
----
4.01- 6.00%..............................           $ 54,252      $14,114       $2,242       $2,569     $ 73,177
6.01- 8.00%..............................             74,792       32,007          170          439      107,408
8.01-10.00%..............................                 --           --           --           --           --
                                                     -------       ------        -----        -----      -------
   Total.................................           $129,044      $46,121       $2,412       $3,008     $180,585
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

         In connection with the Company's planned stock offering, management reviewed the Company's consolidated financial statements. As a result of such review, management restated the Company's audited consolidated financial statements for the years ended March 31, 2001, 2000 and 1999 to present the following matters in accordance with generally accepted accounting principles.

         First, certain operating costs, including litigation costs and organization costs (as defined in SOP 98-5) that were previously paid by, reimbursed or allocated to the M.H.C. have been included in the Company's consolidated financial statements. Specifically, management has reallocated litigation costs related to the Company and its affiliates, resulting in an increase of $134,000 and $77,000, respectively, in general and administrative expenses for the fiscal years ended March 31, 2001 and 2000. Further, management reallocated to the Company an additional $3,000, $7,000 and $17,000 of operating costs for the years ended March 31, 2001, 2000 and 1999, respectively. Additionally, for fiscal 2000, management recognized $153,000 of previously reimbursed organizational costs that were required to be expensed pursuant to

SOP 98-5. The combination of these reallocated costs resulted in a $137,000, $237,000 and $17,000 increase in general, administrative and other expense for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

         The next matter giving rise to restatement centered on depreciation expense related to the Company's office premises and equipment. Specifically in fiscal 2001, management had extended the useful lives of buildings and its data processing equipment. As part of the restatement, management returned the buildings and data processing equipment to the original estimated useful lives. These restatement adjustments resulted in a $114,000 increase in depreciation expense during fiscal 2001.

         The final item subject to restatement related to the recording of various audit adjustments that were previously considered immaterial and were not recorded in the audited consolidated financial statements for the years ended March 31, 2001, 2000 and 1999. These adjustments resulted in an increase in pre-tax earnings of $43,000 and $54,000 for fiscal 2001 and 2000, and a decrease of $6,000 in pre-tax earnings for fiscal 1999.

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

                                                                             Year Ended March 31,
                                          -------------------------------------------------------------------------------------
                                                        2001 vs. 2000                                   2000 vs. 1999
                                          --------------------------------------            ----------------------------------
                                              Increase (Decrease)       Total                 Increase (Decrease)     Total
                                                   Due to             Increase                       Due to          Increase
                                             Volume         Rate      (Decrease)              Volume        Rate    (Decrease)
                                             ------         ----      ----------              ------        ----    ----------
                                                                                (In thousands)
Interest income attributable to:
  Loans receivable.....................      $1,218         $(444)       $  774               $1,625        $(734)     $  891
  Mortgage-backed securities...........         (24)            5           (19)                 176           21         197
  Other interest-earning assets........        (245)          296            51                  134          183         317
                                              -----          ----         -----               ------         ----       -----
     Total interest-earning assets ....         949          (143)          806                1,935         (530)      1,405

Interest expense attributable to:
  Deposits.............................         352           770         1,122                1,358         (344)      1,014
  Borrowings ..........................         (41)            5           (36)                (173)         (14)       (187)
                                              -----          ----         -----
     Total interest-bearing liabilities         311           775         1,086                1,185         (358)        827
                                              -----          ----         -----                -----         ----       -----

  Increase (decrease) in
    net interest income................      $  638         $(918)       $ (280)              $  750        $(172)     $  578
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

In connection with the Company's planned stock offering discussed in Note P, management reviewed and restated the consolidated financial statements for the years ended March 31, 2001, 2000 and 1999 to present, in accordance with generally accepted principles, the matters set forth in Notes A-12 and R.



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

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years ended March 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                                              Unrealized gains
                                                                                                   (losses) on
                                                                                                    securities           Total
                                                       Additional                     Treasury      designated          stock-
                                            Common        paid-in        Retained       stock-    as available        holders'
                                             stock        capital        earnings      at cost        for sale          equity
Balance at April 1, 1998 (Restated)         $2,258        $ 5,963         $16,157      $   (10)           $ 17         $24,385
Stock options exercised                         22             92              -           (27)             -               87
Net earnings for the year ended
  March 31, 1999 (restated)                     -              -            1,628           -               -            1,628
Stock dividend                                 225          6,425          (6,650)          -               -               -
Cash dividends                                  -              -             (754)          -               -             (754)
Purchase of treasury shares - at cost           -              -               -          (431)             -             (431)
Unrealized losses on securities
  designated as available for
  sale, net of related tax effects              -              -               -            -              (15)            (15)
                                             -----         ------           -----       ------             ---          ------

Balance at March 31, 1999 (Restated)         2,505         12,480          10,381         (468)              2          24,900

Stock options exercised                          2              9              -            -               -               11
Net earnings for the year ended
  March 31, 2000 (restated)                     -              -            1,148           -               -            1,148
Stock dividend                                 125          1,904          (2,029)          -               -               -
Cash dividends                                  -              -             (882)          -               -             (882)
Purchase of treasury shares - at cost           -              -               -          (177)             -             (177)
Unrealized losses on securities
  designated as available for sale,
   net of related tax effects                   -              -               -            -              (38)            (38)
                                             -----         ------           -----       ------             ---          ------

Balance at March 31, 2000 (Restated)         2,632         14,393           8,618         (645)            (36)         24,962

Stock options exercised                          7             43              -            -               -               50
Net earnings for the year ended
  March 31, 2001 (restated)                     -              -            1,332           -               -            1,332
Cash dividends                                  -              -             (800)          -               -             (800)
Purchase of treasury shares - at cost           -              -               -          (358)             -             (358)
Unrealized gains on securities
  designated as available for sale,
  net of related tax effects                    -              -               -            -               69              69
                                             -----         ------           -----       ------             ---          ------

Balance at March 31, 2001 (Restated)        $2,639        $14,436          $9,150      $(1,003)           $ 33         $25,255
                                             =====         ======           =====       ======             ===          ======











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

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2001 and 2000:

              Cashand cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

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

    12.  Organization Costs

    The Company's consolidated financial statements for fiscal 2000 reflect the adoption of Statement of Position 98-5 (SOP 98-5) which requires immediate recognition of previously deferred expenses related to incorporation costs. The Company had previously allocated and been reimbursed by the M.H.C. for these direct and indirect costs of incorporation and has accounted for these costs in a manner similar to other allocated M.H.C. costs (see Note R). In accordance with SOP 98-5, the effect of the change in accounting principle related to organization costs, totaling $122,000 after consideration of $63,000 in tax effects, has been recognized in the restated consolidated statement of earnings for fiscal 2000.

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

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2001 and 2000, including those designated as available for sale, are summarized as follows:

                                                                                       March 31, 2001
                                                                                   Gross           Gross      Estimated
                                                                Amortized     unrealized      unrealized           fair
                                                                     cost          gains          losses          value
                                                                                      (In thousands)
    Held-to-maturity
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,118           $  7            $  4         $1,121
      Government National Mortgage
        Association participation certificates                      2,013             49              13          2,049
      Federal National Mortgage
        Association participation certificates                      2,532              4              12          2,524
                                                                    -----            ---             ---          -----

                                                                   $5,663           $ 60            $ 29         $5,694
                                                                    =====            ===             ===          =====

    Available for sale
      Federal Home Loan Mortgage
         Corporation participation certificates                    $1,220           $ 35            $ -          $1,255
      Government National Mortgage
        Association participation certificates                         86             11              -              97
      Federal National Mortgage
         Association participation certificates                     1,552              8               1          1,559
                                                                    -----            ---             ---          -----

                                                                   $2,858           $ 54            $  1         $2,911
                                                                    =====            ===             ===          =====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                       March 31, 2000
                                                                                   Gross           Gross      Estimated
                                                                Amortized     unrealized      unrealized           fair
                                                                     cost          gains          losses          value
                                                                                      (In thousands)
    Held-to-maturity
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,044           $ -             $ 21         $1,023
      Government National Mortgage
         Association participation certificates                     2,664              3              -           2,667
      Federal National Mortgage
         Association participation certificates                     3,301             -               53          3,248
                                                                    -----            ---             ---          -----

                                                                   $7,009           $  3            $ 74         $6,938
                                                                    =====            ===             ===          =====

    Available for sale
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,519           $ -             $ 16         $1,503
      Government National Mortgage
        Association participation certificates                         82             15              -              97
      Federal National Mortgage
        Association participation certificates                      1,904             -               54          1,850
                                                                    -----            ---             ---          -----

                                                                   $3,505           $ 15            $ 70         $3,450
                                                                    =====            ===             ===          =====

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
                                                                            ======            ======

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE F - DEPOSITS

    Deposits consist of the following major classifications:

    Deposit type and weighted-                                                                            March 31,
    average interest rate                                                                           2001           2000
                                                                                                       (In thousands)
    NOW accounts
      March 31, 2001 - 1.73%                                                                    $ 33,642
      March 31, 2000 - 2.08%                                                                                   $ 31,014
    Passbook
      March 31, 2001 - 3.18%                                                                      54,574
      March 31, 2000 - 3.13%                                                                                     53,074
    Money Market Investor
      March 31, 2001 - 3.23%                                                                       8,905
      March 31, 2000 - 3.28%                                                                                     10,827
                                                                                                 -------        -------

    Total demand, transaction and
       passbook deposits                                                                          97,121         94,915

    Certificates of deposit
      Original maturities of:
        Less than 12 months
          March 31, 2001 - 5.51%                                                                  25,494
          March 31, 2000 - 5.00%                                                                                 41,722
        12 months to 24 months
          March 31, 2001 - 6.03%                                                                 101,105
          March 31, 2000 - 5.60%                                                                                 54,341
        25 months to 36 months
          March 31, 2001 - 5.26%                                                                  10,036
          March 31, 2000 - 5.71%                                                                                 24,787
        More than 36 months
          March 31, 2001 - 5.56%                                                                   6,175
          March 31, 2000 - 5.52%                                                                                  8,888
      Jumbo
        March 31, 2001 - 6.46%                                                                    37,775
        March 31, 2000 - 6.07%                                                                                   40,299
                                                                                                 -------        -------

    Total certificates of deposit                                                                180,585        170,037
                                                                                                 -------        -------

    Total deposit accounts                                                                      $277,706       $264,952
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

    Interest expense on deposits is summarized as follows:

                                                                      Year ended
                                                                       March 31,
                                                             2001         2000         1999
                                                                   (In thousands)
    Passbook                                              $ 1,642      $ 1,569      $ 1,220
    NOW and money market
       deposit accounts                                       875          979          787
    Certificates of deposit                                10,135        8,982        8,509
                                                           ------       ------       ------

                                                          $12,652      $11,530      $10,516
                                                           ======       ======       ======

    Maturities of outstanding certificates of deposit are summarized as follows:

                                                                             March 31,
                                                                       2001              2000
                                                                           (In thousands)
    Less than one year                                             $129,044          $123,870
    One to three years                                               48,533            41,855
    Over three years                                                  3,008             4,312
                                                                    -------           -------

                                                                   $180,585          $170,037
                                                                    =======           =======


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at March 31, 2001 and 2000, by pledges of certain residential mortgage loans totaling $7.5 million and $18.0 million, respectively, and the Banks' investment in Federal Home Loan Bank stock, are summarized as follows:

                                    Maturing in year                        March 31,
    Interest rate                   ending March 31,                   2001           2000
                                                                     (Dollars in thousands)
    6.20% - 6.50%                          2001                      $   -         $ 6,000
    5.04% - 5.98%                          2002                       6,000          6,000
                                                                      -----         ------

                                                                     $6,000        $12,000
                                                                      =====         ======

    Weighted-average interest rate                                     5.54%          5.98%
                                                                       ====           ====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES

    The provision for federal income taxes on earnings differs from that computed at the statutory corporate tax rate as follows:

                                                                                                   Year ended
                                                                                                    March 31,
                                                                                         2001         2000         1999
                                                                                              (Dollars in thousands)
    Federal income taxes computed
      at statutory rate of 34%                                                           $682         $644         $838
    Increase (decrease) in taxes
    resulting from:
      Tax exempt interest                                                                 (16)         (10)          (3)
      Other                                                                                 9          (10)           3
                                                                                          ---         ----          ---
    Federal income tax provision
      per consolidated financial statements
      before change in accounting principle                                              $675         $624         $838
                                                                                          ===          ===          ===

    Effective tax rate                                                                   33.6%        33.0%        34.0%
                                                                                         ====         ====         ====

    The composition of the Company's net deferred tax liability is as follows:

                                                                                                         March 31,
                                                                                                    2001           2000
    Taxes (payable) refundable on temporary                                                            (In thousands)
    differences at statutory rate:
    Deferred tax assets
      Deferred loan origination fees                                                              $  108          $ 218
      General loan loss allowance                                                                    263            308
      Book/tax depreciation differences                                                               24             -
      Pension expense                                                                                 72             -
      Unrealized losses on securities designated as available for sale                                -              19
      Other                                                                                           78             11
                                                                                                   -----           ----
         Deferred tax assets                                                                         545            556

    Deferred tax liabilities
      Federal Home Loan Bank stock dividends                                                        (748)          (664)
      Book/tax depreciation differences                                                               -             (91)
      Unrealized gains on securities designated as available for sale                                (20)            -
      Tax bad debt reserve                                                                          (111)           (68)
      Mortgage servicing rights                                                                     (121)          (108)
                                                                                                   -----           ----
         Deferred tax liabilities                                                                 (1,000)          (931)
                                                                                                   -----           ----

    Total deferred tax liability                                                                  $ (455)         $(375)
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
                                                                                        =====        =====        =====

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE N - SERVICE FEES, CHARGES AND OTHER OPERATING INCOME

    Service fees, charges and other operating income is comprised of the following items:

                                                                                                  Years ended
                                                                                                   March 31,
                                                                                         2001         2000         1999
                                                                                                (In thousands)
    Deposit fee income                                                                   $501         $430         $335
    Loan servicing fee income                                                             120          117          102
    Income from credit cards                                                               69           91           66
    Other service fees, charges and other operating income                                201           82          179
                                                                                          ---          ---          ---

                                                                                         $891         $720         $682
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

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE Q - QUARTERLY RESULTS OF OPERATIONS (unaudited)

    The following table summarizes the Company's quarterly results for the fiscal years ended March 31, 2001 and 2000, and incorporates the adjustments applied to the Company's restated 10-QSB/A for the three and nine month periods ended December 31, 2001 and the amended Form 10-KSB/A as of March 31, 2001.

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
                                                               ===               ===              ===               ===

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the Company's planned stock offering, management reviewed the Company's consolidated financial statements. As a result of such review, management restated the Company's audited consolidated financial statements for the years ended March 31, 2001, 2000 and 1999 to present the following matters in accordance with generally accepted accounting principles.

    First, certain operating costs, including litigation costs and organization costs (as defined in SOP 98-5) that were previously paid by, reimbursed or allocated to the M.H.C. have been included in the Company's consolidated financial statements. Specifically, management has reallocated litigation costs related to the Company and its affiliates, resulting in an increase of $134,000 and $77,000, respectively, in general and administrative expenses for the fiscal years ended March 31, 2001 and 2000. Further, management reallocated to the Company an additional $3,000, $7,000 and $17,000 of operating costs for the years ended March 31, 2001, 2000 and 1999, respectively. Additionally, for fiscal 2000, management recognized $153,000 of previously reimbursed organizational costs that were required to be expensed pursuant to SOP 98-5. The combination of these reallocated costs resulted in a $137,000, $237,000 and $17,000 increase in general, administrative and other expense for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

    The next matter giving rise to restatement centered on depreciation expense related to the Company's office premises and equipment. Specifically in fiscal 2001, management had extended the useful lives of buildings and its data processing equipment. As part of the restatement, management returned the buildings and data processing equipment to the original estimated useful lives. These restatement adjustments resulted in a $114,000 increase in depreciation expense during fiscal 2001.

    The final item subject to restatement related to the recording of various audit adjustments that were previously considered immaterial and were not recorded in the audited consolidated financial statements for the years ended March 31, 2001, 2000 and 1999. These adjustments resulted in an increase in pre-tax earnings of $43,000 and $54,000 for fiscal 2001 and 2000, and a decrease of $6,000 in pre-tax earnings for fiscal 1999.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999

NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

    All of the above items are summarized in the following table:


                                                                                   Year ended March 31,
                                                                            2001           2000           1999
                                                                                     (In thousands)
     (Increase) decrease:
      Litigation costs                                                      $134           $ 77           $ -
      Other operating costs                                                    3              7             17
      Organization costs                                                      -             153             -
                                                                              --            ---            ---
       Total pre-tax costs previously reimbursed, allocated
         or paid by the M.H.C.                                               137            237             17

    Depreciation adjustment                                                  114             -              -
    Audit adjustments                                                        (43)           (54)             6
                                                                             ---            ---            ---
       Total adjustments before taxes                                        208            183             23

    Tax effects                                                              (79)           (80)            (8)
                                                                             ---            ---            ---

       Net adjustments affecting earnings                                   $129           $103           $ 15
                                                                             ===            ===            ===

    The cumulative downward effect of the above restatement adjustments on stockholders' equity totaling $288,000 (which includes a $41,000 reduction in beginning retained earnings at April 1, 1998) was substantially offset at March 31, 2001 by a $258,000 reduction in dividends paid to the M.H.C. during fiscal 2001.

    The following tables set forth the integrated effects of the foregoing matters on the fiscal 2001, 2000 and 1999 consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

    Condensed Consolidated Statement of Conditions and Statement of Earnings
                                 March 31, 2001
                                 (In thousands)

                                                                 As Originally      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Condensed Statement of Condition:
      Total assets                                                 $311,774             $(134)        $311,640
                                                                    =======              ====          =======
      Total liabilities                                            $286,489             $(104)        $286,385
                                                                    =======              ====          =======
      Total stockholders' equity                                   $ 25,285             $ (30)        $ 25,255
                                                                    =======              ====          =======

    Condensed Statement of Earnings:
      Net interest income after provision for loan losses            $8,303             $   7           $8,310
      Other income                                                    1,045                -             1,045
                                                                      -----              ----            -----
       Total income                                                   9,348                 7            9,355

      General, administrative and other and expenses:
        Employee compensation                                         4,012               (55)           3,957
        Occupancy and equipment                                       1,211               124            1,335
        All other operating expenses                                  1,910                (4)           1,906
        Operating expenses previously paid by or allocated to M.H.C.     -                150              150
                                                                      -----              ----            -----
         Total general, administrative and other expenses             7,133               215            7,348
                                                                      -----              ----            -----

         Net earnings before income taxes                             2,215              (208)           2,007

    Federal income tax                                                  754               (79)             675
                                                                      -----              ----            -----

         Net earnings                                                $1,461             $(129)          $1,332
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.56             $(.05)            $.51
                                                                        ===              ====              ===

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         Wayne Savings Bancshares, Inc.

    Condensed Consolidated Statement of Condition and Statements of Earnings
                                 March 31, 2000
                                 (In thousands)

                                                                 As Originally      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Condensed Statement of Condition Amounts:
      Total assets                                                 $304,069             $ (39)        $304,030
                                                                    =======              ====          =======
      Total liabilities                                            $278,948             $ 120         $279,068
                                                                    =======              ====          =======
      Total stockholders' equity                                   $ 25,121             $(159)        $ 24,962
                                                                    =======              ====          =======

    Condensed Statement of Earnings:
      Net interest income after provision for loan losses            $8,567             $  13           $8,580
      Other income                                                      742                 6              748
                                                                      -----              ----            -----
       Total income                                                   9,309                19            9,328

      General, administrative and other expenses:
        Employee compensation                                         3,817                -             3,817
        Occupancy and equipment                                       1,394                -             1,394
        All other operating expenses                                  2,203               (64) (1)       2,139
        Operating expenses previously paid by or allocated to M.H.C.     -                 84               84
                                                                      -----              ----            -----
         Total general, administrative and other expenses             7,414                20            7,434
                                                                      -----              ----            -----

         Earnings before income taxes and change in
           accounting principle                                       1,895                (1)           1,894

    Federal income tax                                                  644               (20)             624

    Change in accounting principle - net of tax                          -               (122) (1)        (122)
                                                                      -----              ----            -----

         Net earnings                                                $1,251             $(103)          $1,148
                                                                      =====              ====            =====

    Basic and diluted earnings per share                               $.48             $(.04)            $.44
                                                                        ===              ====              ===


    (1) Includes a $27,000 reclassification of previously amortized organization costs.

                         Wayne Savings Bancshares, Inc.

                    Years ended March 31, 2001, 2000 and 1999


NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)


                         Wayne Savings Bancshares, Inc.

     Condensed Consolidated Statement of Condition and Statement of Earnings
                                 March 31, 1999
                                 (In thousands)

                                                                 As Originally      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Condensed Statement of Condition Amounts:
      Total assets                                                 $271,274             $(350)        $270,924
                                                                    =======              ====          =======
      Total liabilities                                            $246,318             $(294)        $246,024
                                                                    =======              ====          =======
      Total stockholders' equity                                   $ 24,956             $ (56)        $ 24,900
                                                                    =======              ====          =======

    Condensed Statement of Earnings:
    Total interest income                                           $19,296              $(62)         $19,234

    Total interest expense                                           11,187                -            11,187
                                                                     ------                --           ------

    Net interest income                                               8,109               (62)           8,047

         Provision for loan losses                                       64                14               78
                                                                     ------               ---           ------

      Net interest income after provision for loan losses             8,045               (76)           7,969
      Other income                                                      991                (6)             985
                                                                     ------               ---           ------
        Total income                                                  9,036               (82)           8,954
                                                                     ------               ---           ------

      General, administrative and other expense:
        Employee compensation                                         3,308               (13)           3,295
        Operating expenses previously paid by or allocated to M.H.C.     -                 17               17
        Loss on real estate acquired through foreclosure                110               (41)              69
        All other operating expenses                                  2,018               (22)           1,996
        Occupancy and equipment                                       1,111                -             1,111
                                                                     ------               ---           ------
         Total general, administrative and other expenses             6,547               (59)           6,488
                                                                     ------               ---           ------

         Net earnings before income taxes                             2,489               (23)           2,466

    Federal income taxes                                                846                (8)             838
                                                                     ------               ---           ------

         Net earnings                                               $ 1,643              $(15)         $ 1,628
                                                                     ======               ===           ======

    Basic and diluted earnings per share                               $.62               $ -             $.62
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

         (b)(1)  Exhibits

         Exhibit 99.1            Certification of Chief Executive Officer and
                                   Chief Financial Officer

         Exhibit 99.2            Certification of Chief Executive Officer and
                                   Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAYNE SAVINGS BANCSHARES, INC.


Date:  September 30, 2002        By:  /s/ Michael C. Anderson
                                   -----------------------------------
                                   Michael C. Anderson, Executive Vice President
                                     and Corporate Secretary



         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Michael C. Anderson
         -----------------------------------
         Michael C. Anderson, Executive Vice President and
           Corporate Secretary
         (Principal Financial Officer)

Date:    September 30, 2002