Form 10QSB/A
period 2001-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-10-01
CIK 1036030

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2001
                               ----------------------------------------------

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

         In the opinion of management, and except for the adjustments described in the section entitled "Restatement of Consolidated Financial Statements," all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the nine and three-month periods ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

General, Administrative and Other Expense

General, administrative and other expense totaled $5.7 million for the nine month period ended December 31, 2001, an increase of $28,000, or 0.5%, compared to the same period in 2000. This increase was primarily attributable to a $175,000, or 5.8%, increase in employee compensation and benefits, coupled with a $10,000, or 1.0%, increase in occupancy and equipment expense, which were partially offset by a decrease in other operating expense of $14,000, or 1.2%, and a decrease of $115,000, or 76.7%, in certain operating costs that were previously paid or reimbursed by Wayne Savings Bankshares, MHC (the "MHC"). In connection with a proposed offering of its common stock, management restated its financial statements to expense certain operating costs that were previously paid or reimbursed by the MHC. These costs were substantially offset in the Company's equity accounts by a corresponding decrease in dividends paid to the MHC. See the section entitled "Restatement of Consolidated Financial Statements" for additional information. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in pension-related expense and additional staff needed for operating a new full service branch opened in May, 2001 and a new drive-through facility opened in August 2001. The increase in occupancy and equipment expense was also primarily attributable to costs incurred in the new operating facilities. The Company currently plans to install a new computer system during February 2002 at an approximate cost of $500,000.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Restatement of Consolidated Financial Statements (continued)

First, certain operating costs, including litigation costs that were previously paid by, reimbursed or allocated to the M.H.C. have been included in the Company's consolidated financial statements. Specifically, management has reallocated litigation costs related to the Company and its affiliates, resulting in an increase of $0, $19,000, $36,000 and $134,000 in general and administrative expenses for the three and nine months ended December 31, 2001 and the three and nine months ended December 31, 2000, respectively. Further, management allocated to the Company an additional $0, $16,000, $0 and $16,000 in operating costs for the three and nine months ended December 31, 2001 and the three and nine months ended December 31, 2000, respectively. The combination of these reallocated costs resulted in a $0, $35,000, $36,000 and $134,000 increase in general and administrative expense for the three and nine months ended December 31, 2001 and the three and nine months ended December 31, 2000, respectively.

Substantially all of these expenses were offset in the Company's stockholders' equity accounts by a reduction in dividends paid to the MHC.

The second matter giving rise to restatement centered on depreciation expense related to the Company's office premises and equipment. Specifically, in 2001, management had extended the estimated useful lives of its buildings and data processing equipment. As part of the restatement, management returned the buildings and data processing equipment to the original estimated useful lives. These restatement adjustments resulted in a $29,000 and $86,000 increase in depreciation expense during the three and nine months ended December 31, 2000, respectively, and a $10,000 and $28,000 decrease in depreciation expense for the three and nine month periods ended December 31, 2001.

The final item subject to restatement related to the recording of various adjustments that were previously considered immaterial in preparation of the consolidated financial for the years ended March 31, 2001 and 2000, and the interim periods related thereto. These adjustments resulted in a $21,000 decrease in pre-tax earnings for the three and nine month periods ending December 31, 2001, and an increase of $50,000 and $11,000 in pre-tax earnings for the three and nine month periods ending December 31, 2000.

All of the above items are summarized in the following table.

                                                                   Nine months ended          Three months ended
Increase (decrease)                                                  December 31,                December 31,
in Earnings                                                        2001         2000           2001       2000
                                                                                  (In thousands)
Litigation costs                                               $(19,000)   $(134,000)       $    -    $(36,000)
Management fees                                                  (7,000)      (7,000)            -          -
Other costs                                                      (9,000)      (9,000)            -          -
                                                                -------     --------         ------    -------
         Total pre-tax costs previously reimbursed,
           allocated or paid by M.H.C.                          (35,000)    (150,000)            -     (36,000)

Depreciation                                                     28,000      (86,000)        10,000    (29,000)
Audit adjustments                                               (21,000)      50,000        (21,000)    11,000
                                                                -------     --------         ------    -------
         Total adjustments before taxes                         (28,000)     186,000        (11,000)   (54,000)

Federal income (taxes) benefits                                  14,000      (80,000)         3,000     29,000
                                                                -------     --------         ------    -------

         Net adjustments affecting earnings                    $(14,000)   $ 106,000        $ 8,000   $(25,000)
                                                                =======     ========         ======    =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Restatement of Consolidated Financial Statements (continued)

The following tables set forth the integrated effects of the above on the financial statements for the three and nine month periods ended December 31, 2001 and 2000.

                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                   For the nine months ended December 31, 2001
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $6,305              $ (6)          $6,299
    Other income                                                      1,299                -             1,299
    General, administrative and other and expenses:
      Employee compensation                                           3,207                10            3,217
      Occupancy and equipment                                         1,000                 2            1,002
      All other operating expenses                                    1,444               (25)           1,419
      Operating expenses previously paid by or allocated to MHC          -                 35               35
                                                                      -----               ---            -----
         Total general, administrative and other expenses             5,651                22            5,673
                                                                      -----               ---            -----

         Net earnings before income taxes                             1,953               (28)           1,925

    Federal income taxes (benefits)                                     665               (14)             651
                                                                      -----               ---            -----

         Net earnings                                                $1,288              $(14)          $1,274
                                                                      =====               ===            =====

    Basic and diluted earnings per share                               $.50               $ -             $.50
                                                                        ===                ==              ===

    Stockholders' equity                                            $25,758              $(75)         $25,683
                                                                     ======               ===           ======


                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                  For the three months ended December 31, 2001
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $2,209              $ (3)          $2,206
    Other income                                                        502                -               502
    General, administrative and other expenses:
      Employee compensation                                           1,116                 8            1,124
      Occupancy and equipment                                           320               (10)             310
      All other operating expenses                                      524                10              534
      Operating expenses previously paid by or allocated to MHC          -                 -                -
                                                                      -----                --            -----
         Total general, administrative and other expenses             1,960                 8            1,968
                                                                      -----               ---            -----

         Earnings before income taxes                                   751               (11)             740

    Federal income taxes (benefits)                                     256                (3)             253
                                                                      -----               ---            -----

         Net earnings                                                $  495              $ (8)          $  487
                                                                      =====               ===            =====

    Basic and diluted earnings per share                               $.19               $ -             $.19
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
                                                                     ======              ====           ======


                         Wayne Savings Bancshares, Inc.

      Condensed Consolidated Statement of Earnings and Stockholders' Equity
                  For the three months ended December 31, 2000
                                 (In thousands)

                                                                 As Previously      Adjustments           As
                                                                   Reported         Inc. (Dec.)        Restated
    Net interest income after provision for loan losses              $2,065              $  1           $2,066
    Other income                                                        289                -               289
    General, administrative and other expenses:
      Employee compensation                                             970               (18)             952
      Occupancy and equipment                                           322                18              340
      All other operating expenses                                      466                19              485
      Operating expenses previously paid by or allocated to MHC          -                 36               36
                                                                      -----               ---            -----
         Total general, administrative and other expenses             1,758                55            1,813
                                                                      -----               ---            -----

         Earnings before income taxes                                   596               (54)             542

    Federal income taxes (benefits)                                     201               (29)             172
                                                                      -----               ---            -----

         Net earnings                                                $  395              $(25)          $  370
                                                                      =====               ===            =====

    Basic and diluted earnings per share                               $.15             $(.01)            $.14
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

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                EX-99.1                 Certification of Chief Executive Officer
                                          and Chief Financial Officer

                EX-99.2                 Certification of Chief Executive Officer
                                          and Chief Financial Officer

         (b)  Reports on Form 8-K:      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      October 1, 2002                    By: /s/Charles C. Finn
       --------------------------                 -----------------------------
                                                    Charles C. Finn
                                                    Chairman and President





Date:      October 1, 2002                    By: /s/Michael C. Anderson
       --------------------------                 -----------------------------
                                                    Michael C. Anderson
                                                     Chief Financial Officer