Form 10KSB/A
period 2001-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-10-15
CIK 1036030

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
                         ------------------------------s
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
                                       ---     ---

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

LENDING ACTIVITIES

         GENERAL. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate as well as commercial business loans; however, such lending has been
                                       2
reduced significantly in recent years and currently constitutes a relatively small portion of the Company's lending activities. The Company also originates consumer loans to broaden services offered to customers and to decrease the Company's interest rate risk exposure.

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

                                                                     At March 31,
                                      --------------------------------------------------------------------------
                                               2001                      2000                      1999
                                      ----------------------    ----------------------    ----------------------
                                          $            %             $            %            $            %
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Mortgage loans:
  One- to four-family residential(1)  $ 215,464       85.00%    $ 211,228        86.72%   $ 187,609        84.82%
  Residential construction loans....      7,078        2.79         4,035         1.66        7,668         3.47
  Multi-family residential..........      9,039        3.56         8,028         3.30        7,086         3.20
  Non-residential real estate/land(2)     7,525        2.97         6,068         2.49        5,610         2.53
                                      ---------    --------     ---------    ---------    ---------     --------
    Total mortgage loans............    239,106       94.32       229,359        94.17      207,973        94.02
Other loans:
  Consumer loans....................      9,630        3.80         9,041         3.71        8,415         3.80
  Commercial business loans.........      4,765        1.88         5,168         2.12        4,810         2.18
                                      ---------    --------     ---------    ---------    ---------     --------
    Total other loans...............     14,395        5.68        14,209         5.83       13,225         5.98
                                      ---------    --------     ---------    ---------    ---------     --------
  Total loans before net items......    253,501      100.00%      243,568       100.00%     221,198       100.00%
                                                   ========                  =========                  ========
Less:
  Loans in process..................      4,764                     4,136                     4,600
  Deferred loan origination fees....      1,463                     1,538                     1,855
  Allowance for loan losses.........        655                       793                       692
                                      ---------                 ---------                 ---------
    Total loans receivable, net.....  $ 246,619                 $ 237,101                 $ 214,051
                                      =========                 =========                 =========
Mortgage-backed securities, net(3)..  $   8,574                 $  10,459                 $   7,230
                                      =========                 =========                 =========

-------------------------------------

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

                                                                      One             Three             Five              Ten
                                                  Within            Through          Through           Through          Through
                                                 One Year         Three Years       Five Years        Ten Years       Twenty Years
                                               ------------      -------------     ------------      -----------     -------------
                                                                                 (In Thousands)
Mortgage loans(1):
 One to four family residential:
  Adjustable................................     $  49,926         $     549        $      --        $      --        $      --
  Fixed.....................................         2,269             1,239            1,476           16,075           61,967
Multi-family residential and nonresidential:
  Adjustable................................        12,498             1,555               --               --               --
  Fixed.....................................         1,010               682              645              123               --
Second Mortgage Loans(2)....................             6                60              223            1,483               --
Commercial..................................         3,936                23               62              744               --
Consumer(3).................................         3,353             1,366            2,584              483               --
                                                 ---------         ---------        ---------        ---------        ---------
Total loans.................................     $  72,998         $   5,474        $   4,990        $  18,908        $  61,967
                                                 =========         =========        =========        =========        =========

Mortgage-backed securities(4)...............     $      --         $   1,169        $     986        $   6,327        $      --
                                                 =========         =========        =========        =========        =========


                                                   Beyond
                                                   Twenty
                                                   Years             Total
                                                -----------       -----------
Mortgage loans(1):
 One to four family residential:
  Adjustable................................     $      --         $  50,475
  Fixed.....................................        83,834           166,860
Multi-family residential and nonresidential:
  Adjustable................................            --            14,053
  Fixed.....................................            51             2,511
Second Mortgage Loans(2)....................            --             1,772
Commercial..................................            --             4,765
Consumer(3).................................            --             7,786
                                                 ---------         ---------
Total loans.................................     $  83,885         $ 248,222


Mortgage-backed securities(4)...............     $      --         $   8,482
                                                 =========         =========

-------------------------------------
(1) Amounts shown are net of loans in process of $4.8 million. Does not include loans held for sale, nor $443,000 of non-performing loans.
(2) This total does not include equity loans collateralized by second mortgages.
(3)   Amounts shown are net of non-performing loans of $72,000.
(4) Includes mortgage-backed securities available for sale. Does not include premiums of $102,000, discounts of $63,000 and unrealized gains of $53,000.

      The following table sets forth at March 31, 2001 the dollar amount of all fixed rate and adjustable rate loans due or repricing after March 31, 2002.

                                                       Fixed         Adjustable        Total
                                                    -----------     -----------      ---------
                                                                  (In Thousands)
Mortgage loans(1):
  One- to four-family residential................   $  164,591      $      549      $  165,140
  Multi-family residential and nonresidential....        1,501           1,555           3,056

Other loans:
  Commercial business............................          829              -              829
  Consumer.......................................        4,124           2,075           6,199
                                                    ----------      ----------      ----------
    Total loans..................................   $  171,045      $    4,179      $  175,224
                                                    ==========      ==========      ==========

Mortgage-backed securities(2)....................   $    2,861      $    5,621      $    8,482
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

                                                                                At March 31,
                                                              -----------------------------------------------
                                                                   2001             2000              1999
                                                              -------------     -------------    ------------
                                                                                (In Thousands)

Total loans receivable, net at beginning of period........    $  237,101        $ 214,094        $  206,685
Loans originated:
   One- to four-family residential(1).....................        60,192           52,485            59,578
   Multi-family residential(2)............................         2,803              549             1,930
   Non-residential real estate/land.......................         4,255              223               179
   Consumer loans.........................................         6,854            7,498             6,498
   Commercial loans.......................................         1,611            4,194             3,681
                                                              ----------        ---------        ----------
      Total loans originated..............................        75,715           64,949            71,866
Loans sold:
   Whole loans............................................        (9,185)          (6,425)          (15,860)
                                                              ----------        ---------        ----------
      Total loans sold....................................        (9,185)          (6,425)          (15,860)

Mortgage loans transferred to REO.........................           (98)             (64)              (58)
Loan repayments...........................................       (56,485)         (37,105)          (48,686)
Other loan activity, net..................................          (429)           1,652               147
                                                              ----------        ---------        ----------
      Total loans receivable, net at end of period........    $  246,619        $ 237,101        $  214,094
                                                              ==========        =========        ==========

Mortgage-backed securities at beginning of period.........    $   10,459        $   7,230        $    4,275
Mortgage-backed securities purchased......................         2,025            8,030             6,576
Principal repayments and other activity...................        (3,906)          (4,801)           (3,621)
                                                              ----------        ---------        ----------
      Mortgage-backed securities at end of period.........    $    8,574        $  10,459        $    7,230
                                                              ==========        =========        ==========

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

                                                                                    At March 31,
                                                                     ----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    ----------
                                                                             (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
    Permanent loans secured by one- to four-family dwelling units    $     443      $     170      $     224
    All other mortgage loans.....................................          --              --             --
  Non-mortgage loans:
    Commercial...................................................          --              --             --
    Consumer.....................................................          72              30             12
                                                                     --------       ---------      ---------
Total non-accrual loans..........................................         515             200            236
Accruing loans 90 days or more delinquent........................          --              --             44
                                                                     --------       ---------      ---------
Total non-performing loans.......................................         515             200            280
Impaired loans
  All other mortgage loans.......................................         645             940             44
                                                                     --------       ---------      ---------
Total non-performing and impaired loans..........................       1,160           1,140            324
Total real estate owned(1).......................................         124              90             41
                                                                     --------       ---------      ---------
Total non-performing and impaired assets.........................    $  1,284       $   1,230      $     365
                                                                     ========       =========      =========
Total non-performing and impaired loans to net loans receivable..         .49%            .46%           .13%
Total non-performing and impaired loans to total assets..........         .37%            .37%           .12%
Total non-performing and impaired assets to total assets.........         .42%            .36%           .12%

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

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                               (Dollars in Thousands)

Loans past due 60-89 days.......................................     $  2,536       $   1,539      $   1,710
Loans past due 90 days or more..................................          515             200            280
                                                                     --------       ---------      ---------
   Total past due 60 days or more...............................     $  3,051       $   1,739      $   1,990
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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                                   At March 31,
                                                                     -----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    -----------
                                                                               (Dollars in Thousands)

Substandard assets(1)...........................................     $    569       $     290      $     206
Doubtful assets.................................................           --              --             --
Loss assets.....................................................           --              --              8
                                                                     --------       ---------      ---------
   Total classified assets......................................     $    569       $     290      $     214
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

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                                   At March 31,
                                                                    ------------------------------------------
                                                                        2001           2000            1999
                                                                    ------------    -----------    -----------
                                                                              (Dollars in Thousands)

Loans receivable, net...........................................    $ 246,619       $ 237,095      $ 214,094
Average loans receivable, net...................................      245,624         229,845        209,178
Allowance balance (at beginning of period)......................          793             692            721
Provision for losses:
   Mortgage.....................................................           --              --             --
   Non-mortgage.................................................           --              --             --
   General......................................................           96             106             78
(Charge-offs) Recoveries:
   Mortgage.....................................................           --              --           (108)
   Non-Mortgage.................................................         (234)             (5)             1
                                                                    ---------       ---------      ---------
Allowance balance (at end of period)............................    $     655       $     793      $     692
                                                                    =========       =========      =========
Allowance for loan losses as a percent of loans receivable,
   net at end of period.........................................           .27%           .33%           .32%
Net loans charged off as a percent of average loans receivable, net        .10%            --%           .05%
Ratio of allowance for loan losses to total
   non-performing and impaired assets at end of period..........         51.01%         64.47%        215.58%
Ratio of allowance for loan losses to
   non-performing and impaired loans at end of period...........         56.47%         69.57%        213.58%

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

                                                                           At March 31,
                                                 ---------------------------------------------------------------
                                                         2001                  2000                  1999
                                                 --------------------  -------------------   -------------------
                                                           % of Loans            % of Loans            % of Loans
                                                             in Each               in Each               in Each
                                                           Category to           Category to           Category to
                                                  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                                                  ------   -----------  ------   -----------  ------   -----------
                                                                     (Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential loans.......     $  574       87.7%     $  423       88.4%    $  400       88.3%
Multi-family residential loans..............         24        3.6          37        3.3         38        3.2
Consumer and commercial.....................         37        5.7         333        5.8        252        6.0
Non-residential real estate.................         20        3.0          --        2.5          2        2.5
                                                 ------     ------      ------     ------     ------     ------
Total allowance for loan losses.............     $  655        100%     $  793      100.0%    $  692      100.0%
                                                 ======     ======      ======     ======     ======     ======

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

                                                                                      AT MARCH 31,
                                                             ------------------------------------------------------------------
                                                                    2001                  2000                  1999
                                                             --------------------  --------------------    --------------------
                                                             Carrying     Market   Carrying     Market     Carrying     Market
                                                              Value       Value     Value       Value       Value        Value
                                                             --------    --------  --------    --------    --------    --------
                                                                                       (In Thousands)
Investment securities:
  Corporate bonds and notes............................      $  3,994    $  4,061  $  2,987    $  2,951    $     --    $     --
  U.S. Government and agency securities................         9,501       9,567    20,057      19,528      11,666      11,588
  Obligations of state and political subdivisions......           146         146       155         155         164         164
  Certificates of deposit in other financial institutions       5,700       5,700     4,000       4,000       6,000        6000
                                                             --------    --------  --------    --------    --------    --------
Total investment securities............................        19,341      19,474    27,199      26,634      17,830      17,752
Other Investments:
  Interest-bearing deposits in other financial institutions    12,891      12,891     8,332       8,332      10,410      10,410
  Federal funds sold...................................         6,000       6,000     3,475       3,475       4,295       4,295
  Federal Home Loan Bank stock.........................         3,510       3,510     3,160       3,160       2,919       2,919
                                                             --------    --------  --------    --------    --------    --------
   Total investments...................................      $ 41,742    $ 41,875  $ 42,166    $ 41,601    $ 35,454    $ 35,376
                                                             ========    ========  ========    ========    ========    ========

         INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2001. The Company does not hold any investment securities with maturities in excess of 16 years.

                                                                                    At March 31, 2001
                                                    -------------------------------------------------------------------------------
                                                     One Year or Less    One to Five Years  Five to Ten Years   More Than Ten Years
                                                    ------------------   -----------------  ------------------  -------------------
                                                    Carrying   Average   Carrying  Average  Carrying   Average  Carrying    Average
                                                      Value     Yield     Value     Yield    Value      Yield     Value      Yield
                                                    ---------  -------   --------  -------  --------  --------  --------   --------
                                                                              (Dollars in Thousands)

Investment Securities:
 Corporate bonds and notes........................  $  1,001     6.56%  $  2,993    6.46%  $     --       --%   $     --        --%
 U.S. Government and agency.......................     3,994     6.04      2,033    5.75      1,998     6.69       1,476      6.40
 Obligations of state and political subdivisions..        --       --         --      --         --       --         146      5.50
 Certificates of deposit in other financial
    institutions..................................     5,700     5.10         --      --         --       --          --        --
                                                    --------   ------   --------  ------   --------  -------    --------   -------
  Total investment securities.....................  $ 10,695     5.59%  $  5,026    6.11%  $  1,998     6.69%   $  1,622      6.29%
                                                    ========   ======   ========  ======   ========  =======    ========   =======


                                                                   At March 31, 2001
                                                     ----------------------------------------------
                                                                   Total Investment
                                                                      Securities
                                                     ----------------------------------------------
                                                      Average                             Weighted
                                                        Life     Carrying     Market       Average
                                                      in Years    Value        Value        Yield
                                                     ---------  ---------    ---------   ----------
                                                                (Dollars in Thousands)
Investment Securities:
 Corporate bonds and notes........................      1.50    $  3,994     $  4,061          6.5%
 U.S. Government and agency.......................      5.16       9,501        9,567          6.1
 Obligations of state and political subdivisions..     11.17         146          146          5.5
 Certificates of deposit in other financial
    institutions..................................       .03       5,700        5,700          5.1
                                                     -------    --------     --------     --------
  Total investment securities.....................      2.93    $ 19,341     $ 19,474         5.87%
                                                     =======    ========     ========     ========

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

                                          Balance at                        Balance at                      Balance at
                                           March 31,     %        Increase   March 31,    %       Increase   March 31,     %
                                             2001     Deposits   (Decrease)    2000    Deposits  (Decrease)    1999     Deposits
                                          ---------   --------   ---------- ---------  --------  ---------- ----------  --------
                                                                                (Dollars in Thousands)
NOW accounts............................  $ 33,642     12.11%     $  2,628  $ 31,014    11.71%   $  6,135   $ 24,879     10.57%
Passbook statement accounts.............    54,574     19.65         1,500    53,074    20.03       6,608     46,466      19.75
Money market passbook...................     8,905      3.21        (1,922)   10,827     4.09        (438)    11,265       4.79
Certificates of deposit(1)
    Original maturities of:
    12 months or less...................    25,494      9.18       (16,228)   41,722    15.74       3,909     37,813      16.07
    12 to 24 months.....................   101,105     36.41        46,764    54,341    20.51      20,340     34,001      14.45
    25 to 36 months.....................    10,036      3.61       (14,751)   24,787     9.36     (13,909)    38,696      16.44
    36 months or more...................     6,175      2.22        (2,713)    8,888     3.35      (2,532)    11,420       4.85
    Negotiated jumbo....................    37,775     13.61        (2,524)   40,299    15.21       9,512     30,787      13.08
                                          --------   -------      --------  --------  -------    --------   --------    --------
    Total...............................  $277,706    100.00%     $ 12,754  $264,952   100.00%   $ 29,625   $235,327      100.00%
                                          ========   =======      ========  ========  =======    ========   ========    ========

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

                                                                              Years Ended March 31,
                                          -----------------------------------------------------------------------------------------
                                                      2001                            2000                         1999
                                          ----------------------------   ----------------------------  ----------------------------
                                                    Percent   Weighted              Percent  Weighted             Percent  Weighted
                                           Average     of      Average    Average      of    Average    Average     of     Average
                                           Balance  Deposits    Rate      Balance   Deposits   Rate     Balance   Deposits   Rate
                                          --------- --------  --------   ---------  -------- --------  ---------  -------- --------
                                                                            (Dollars in Thousands)
Noninterest-bearing demand deposits.....  $   5,684     2.19%   0.00%    $   4,652     1.84%   0.00%   $   4,477     2.01%   0.00%
NOW accounts............................     25,527     9.82    1.73        23,912     9.48    2.08       16,062     7.21    2.11
Passbook statement accounts.............     45,800    17.62    3.16        45,790    18.15    3.13       40,927    18.38    3.10
Money market passbook...................      9,637     3.71    3.23        11,411     4.52    3.28        9,615     4.32    3.31
Certificates of deposit.................    173,266    66.66    6.03       166,581    66.01    5.54      151,564    68.08    5.66
                                          ---------  -------  ------     ---------  -------  ------    ---------  -------  ------
       Total deposits...................  $ 259,914   100.00%   4.87%    $ 252,346   100.00%   4.57%   $ 222,645   100.00%   4.72%
                                          =========  =======  ======     =========  =======  ======    =========  =======  ======

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                                                    At March 31,
                                                                     ----------------------------------------
                                                                        2001           2000            1999
                                                                     -----------    -----------    ----------
                                                                              (Dollars in Thousands)
4.01- 6.00%.....................................................     $ 73,177       $ 127,653      $ 120,446
6.01- 8.00%.....................................................      107,408          42,382         29,486
8.01-10.00%.....................................................           --               2          2,785
                                                                     --------       ---------      ---------
   Total........................................................     $180,585       $ 170,037      $ 152,717
                                                                     ========       =========      =========

         The following table sets forth the amount and maturities of certificates of deposit at March 31, 2001.

                                                                             Amount Due
                                                   -------------------------------------------------------------
                                                   Less Than        1-2          2-3         After
                                                   One Year        Years        Years       3 Years         Total
                                                   --------     ---------    ---------    --------------    -------
Rate                                                                         (In Thousands)
----
4.01- 6.00%..............................          $  54,252    $  14,114    $   2,242    $   2,569     $ 73,177
6.01- 8.00%..............................             74,792       32,007          170          439      107,408
8.01-10.00%..............................                 --           --           --           --           --
                                                   ---------    ---------    ---------    ---------     --------
   Total.................................          $ 129,044    $  46,121    $   2,412    $   3,008     $180,585
                                                   =========    =========    =========    =========     ========

         The following table indicates the amount of the Company's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2001.

                                 Maturity Period                             Certificates of Deposit
                                 ---------------                             -----------------------
                                                                                 (In Thousands)
         Three months or less..........................................              $  14,204
         Over three months through six months..........................                  7,315
         Over six months through twelve months.........................                  9,020
         Over twelve months............................................                  7,236
                                                                                     ---------
              Total....................................................              $  37,775
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

                                                   Year Ended March 31,
                                          ------------------------------------
                                             2001          2000        1999
                                          -----------  -----------  ----------
                                                 (Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance...........   $   10,000   $    12,000  $   16,000
   Balance at end of period............        6,000        12,000       9,000
   Average balance.....................        7,877         8,596      11,667

Weighted average interest rate on:
   Balance at end of period............         5.54%         5.98%       5.68%
   Average balance for period..........         5.69          5.63        5.75

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


         First, certain operating costs, including litigation costs and organization costs (as defined in SOP 98-5) that were previously paid by, reimbursed or allocated to the M.H.C. have been included in the Company's consolidated financial statements. Specifically, management has reallocated litigation costs related to the Company and its affiliates, resulting in an increase of $134,000 and $77,000, respectively, in general and administrative expenses for the fiscal years ended March 31, 2001 and 2000. Further, management reallocated to the Company an additional $3,000, $7,000 and $17,000 of operating costs for the years ended March 31, 2001, 2000 and 1999, respectively. Additionally, for fiscal 2000, management recognized $185,000 of previously reimbursed organizational costs, reflected net of $63,000 of federal income taxes, that were required to be expensed pursuant to SOP 98-5. The combination of these reallocated costs resulted in a $137,000, $237,000 and $17,000 increase in general, administrative and other expense for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.



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



RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         GENERAL. The Company reported net earnings of $1.1 million for the fiscal year ended March 31, 2000. This represents a $480,000, or 29.5% decrease from net earnings of $1.6 million reported in the prior fiscal year. The decrease in net earnings was primarily due to a $946,000, or 14.6%, increase in general, administrative and other expense, a $237,000, or 24.1%, decrease in other income, and a $28,000, or 35.9%, increase in provision for losses on loans, which were partially offset by a $639,000, or 7.9%, increase in net interest income and a $214,000, or 25.5%, decrease in federal income taxes. Net earnings for fiscal 2000 were also negatively impacted by the change in accounting principle related to organizational costs previously reimbursed by the MHC totaling $185,000, net of $63,000 in federal income taxes.


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


         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $7.4 million for the fiscal year ended March 31, 2000, an increase of $946,000, or 14.6%, over the $6.5 million recorded for fiscal 1999. The increase in general, administrative and other expense was primarily attributable to a $522,000, or 15.8%, increase in employee compensation and benefits, a $283,000, or 25.5%, increase in occupancy and equipment expense, a $107,000, or 7.0%, increase in other operating expense, a $67,000 increase in operating expenses previously paid by or allocated to the M.H.C., a $59,000, or 21.9%, increase in franchise taxes, partially offset by a decrease of $63,000, or 91.3%, in loss of disposal on real estate acquired through foreclosure and a $29,000, or 14.4%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits, occupancy expense, and other operating expenses were primarily due to opening two new branches during the fiscal year ended March 31, 2000, including the Village Savings Bank, F.S.B. subsidiary. The increase in operating expenses previously paid by the M.H.C. was due to legal fees the M.H.C. incurred in successfully defending itself in a lawsuit filed by a former employee. There is no further potential liability accruing to the Company as a result of such lawsuits. The increase in franchise taxes was due to increased equity, while the decrease in federal deposit insurance premiums was due to decreased insurance premiums. In fiscal 1999, the Company sold real estate acquired through foreclosure recognizing a $69,000 loss, while no large properties were sold in fiscal 2000.


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


                                                                       Year Ended March 31,
                                    -----------------------------------------------------------------------------------------
                                               2001                          2000                            1999
                                       --------------------          ---------------------           ---------------------
                                    Average             Average   Average              Average    Average             Average
                                    Balance   Interest   Rate     Balance   Interest    Rate      Balance   Interest   Rate
                                    -------   --------   ----     -------   --------    ----      -------   --------   ----
                                                                      (Dollars in thousands)
INTEREST-EARNING ASSETS:
 Loans receivable, net 1..........  $245,624  $18,701    7.61%    $229,845  $17,927     7.80%     $209,178   $16,975   8.11%
 Mortgage-backed securities 2.....     9,754      583    5.98       10,152      602     5.93         7,170       405   5.65
 Investment securities............    19,342    1,423    7.36       15,053    1,033     6.86        12,999       784   6.03
 Interest-bearing deposits 3 .....    13,481      799    5.93       21,669    1,138     5.25        21,345     1,070   5.01
                                    --------  -------    ----     --------  -------     ----      --------   -------   ----
   Total interest-earning assets..   288,201   21,506    7.46      276,719   20,700     7.48       250,692    19,234   7.67
Non-interest-earning assets.......    10,727                        16,165                          11,988
                                    --------                      --------                        --------
   Total assets...................  $298,928                      $292,884                        $262,680
                                    ========                      ========                        ========

INTEREST-BEARING LIABILITIES:
 Deposits.........................  $259,914   12,652    4.87     $252,346   11,530     4.57      $222,645   $10,516   4.72
 Borrowings.......................     7,877      448    5.69        8,596      484     5.63        11,667       671   5.75
                                    --------  -------    ----     --------  -------     ----      --------   -------   ----
   Total interest-bearing
     liabilities..................   267,791   13,100    4.89      260,942   12,014     4.60       234,312    11,187   4.77
Non-interest-bearing liabilities..     5,893                         6,844                           4,549
                                    --------                      --------                        --------
   Total liabilities..............   273,684                       267,786                         238,861
Stockholders' equity..............    25,244                        25,098                          23,819
                                    --------                      --------                        --------
   Total liabilities and
     stockholders' equity.........  $298,928                      $292,884                        $262,680
Net interest income...............            $ 8,406                       $ 8,686                          $ 8,047
Interest rate spread 4 ...........                       2.57%                          2.88%                          2.90%
Net yield on interest-earning
   assets 5.......................                       2.92%                          3.14%                          3.21%
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities............                     107.62%                        106.05%                        106.99%


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

                                                                          Year Ended March 31,
                                          ---------------------------------------------------------------------------------
                                                        2001 VS. 2000                              2000 VS. 1999
                                          --------------------------------------        ----------------------------------
                                              Increase (Decrease)                         Increase (Decrease)
                                                   Due to                Total                  Due to             Total
                                          -----------------------      Increase           ----------------------  Increase
                                             Volume         Rate      (Decrease)          Volume        Rate     (Decrease)
                                             ------         ----      ----------          ------        ----     ----------
                                                                                (In thousands)
Interest income attributable to:
  Loans receivable.....................      $1,218       $  (444)      $  774            $1,625        $(734)    $   891
  Mortgage-backed securities...........         (24)            5          (19)              176           21         197
  Other interest-earning assets........        (245)          296           51               134          183         317
                                             ------       -------       ------            ------        -----     -------
     Total interest-earning assets ....         949          (143)         806             1,935         (530)      1,405

Interest expense attributable to:
  Deposits.............................         352           770        1,122             1,358         (344)      1,014
  Borrowings ..........................         (41)            5          (36)             (173)         (14)       (187)
                                             ------       -------       ------
     Total interest-bearing liabilities         311           775        1,086             1,185         (358)        827
                                             ------       -------       ------            ------        -----     -------
  Increase (decrease) in
    net interest income................      $  638       $  (918)      $ (280)           $  750        $(172)    $   578
                                             ======       =======       ======            ======        =====     =======

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


                                                As of March 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                               Net Portfolio Value                     NPV as % of PV of Assets
      Change in Interest            ----------------------------------------          --------------------------
      Rates (Basis Points)          $ Amount      $ Change          % Change           NPV Ratio        Change
      --------------------          --------      --------          --------           ---------        ------
                                         (In thousands)
           +300 bp                  $20,998       $(19,023)           (48)%              6.92%          (532 bp)
           +200 bp                   27,428        (12,593)           (31)               8.81           (343 bp)
           +100 bp                   33,598         (6,423)           (16)              10.53           (171 bp)
              0 bp                   40,021             --             --               12.24             --
           -100 bp                   43,048          3,027              8               12.99             75 bp
           -200 bp                   43,135          3,114              8               12.95             71 bp
           -300 bp                   43,539          3,518              9               13.00             76 bp


                                                 As of March 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                               Net Portfolio Value                     NPV as % of PV of Assets
      Change in Interest            ----------------------------------------          --------------------------
      Rates (Basis Points)          $ Amount      $ Change          % Change           NPV Ratio        Change
      --------------------          --------      --------          --------           ---------        ------
                                        (In thousands)
           +300 bp                 $  9,936       $(17,014)           (63)%              3.52%          (536 bp)
           +200 bp                   15,692        (11,258)           (42)               5.43           (346 bp)
           +100 bp                   21,323         (5,627)           (21)               7.20           (169 bp)
              0 bp                   26,950             --             --                8.89             --
           -100 bp                   31,752          4,802             18               10.26            137 bp
           -200 bp                   34,410          7,460             28               10.97            208 bp
           -300 bp                   35,282          8,332             31               11.17            228 bp

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

               Report of Independent Certified Public Accountants
               --------------------------------------------------


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



Cincinnati, Ohio
May 11, 2001 (except for Notes A-12, P and R as to which the date is June 14,
2002)

                         WAYNE SAVINGS BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (Dollars in thousands, except share data)

                                                                                      MARCH 31,      MARCH 31,
         ASSETS                                                                            2001           2000
                                                                                      Restated)     (Restated)
Cash and due from banks                                                                $  2,011       $  2,489
Federal funds sold                                                                        6,000          3,475
Interest-bearing deposits in other financial institutions                                12,891          8,332
                                                                                        -------        -------
         Cash and cash equivalents                                                       20,902         14,296

Certificates of deposit in other financial institutions                                   5,700          4,000
Investment securities held to maturity - at amortized cost, approximate
  market value of $13,774 and $22,634 as of March 31, 2001 and 2000, respectively        13,641         23,199
Mortgage-backed securities available for sale - at market                                 2,911          3,450
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $5,694 and $6,938 as of March 31, 2001 and 2000, respectively           5,663          7,009
Loans receivable - net                                                                  246,619        237,101
Loans held for sale - at lower of cost or market                                            861            317
Office premises and equipment - net                                                       8,780          8,455
Real estate acquired through foreclosure - net                                              124             90
Federal Home Loan Bank stock - at cost                                                    3,510          3,160
Accrued interest receivable on loans                                                      1,328          1,255
Accrued interest receivable on mortgage-backed securities                                    42             60
Accrued interest receivable on investments and interest-bearing deposits                    211            354
Prepaid expenses and other assets                                                         1,285          1,013
Prepaid federal income taxes                                                                 63            271
                                                                                        -------        -------

         Total assets                                                                  $311,640       $304,030
                                                                                        =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                               $277,706       $264,952
Advances from the Federal Home Loan Bank                                                  6,000         12,000
Advances by borrowers for taxes and insurance                                               827            777
Accrued interest payable                                                                    245            228
Accounts payable on mortgage loans serviced for others                                      234            100
Other liabilities                                                                           918            636
Deferred federal income taxes                                                               455            375
                                                                                        -------        -------
         Total liabilities                                                              286,385        279,068

Commitments and contingent liabilities                                                       -              -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized; 2,638,835 shares issued at March 31, 2001 and
    2,632,229 shares issued at March 31, 2000)                                            2,639          2,632
  Additional paid-in capital                                                             14,436         14,393
  Retained earnings - substantially restricted                                            9,150          8,618
  Less 57,042 and 33,214 shares of treasury stock, at March 31, 2001
    and 2000, respectively - at cost                                                     (1,003)          (645)
  Accumulated other comprehensive income (loss),
    unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                               33            (36)
                                                                                        -------        -------
         Total stockholders' equity                                                      25,255         24,962
                                                                                        -------        -------

         Total liabilities and stockholders' equity                                    $311,640       $304,030
                                                                                        =======        =======

The accompanying notes are in integral part of these statements.

                         WAYNE SAVINGS BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    (Dollars in thousands, except share data)

                                                                                                     FOR THE YEAR ENDED
                                                                                                           MARCH 31,
                                                                                                    2001       2000       1999
                                                                                              (Restated) (Restated) (Restated)

Interest income:
  Loans                                                                                          $18,701    $17,927    $16,975
  Mortgage-backed securities                                                                         583        602        405
  Investment securities                                                                            1,423      1,033        784
  Interest-bearing deposits and other                                                                799      1,138      1,070
                                                                                                  ------     ------     ------
         Total interest income                                                                    21,506     20,700     19,234

Interest expense:
  Deposits                                                                                        12,652     11,530     10,516
  Borrowings                                                                                         448        484        671
                                                                                                  ------     ------     ------
         Total interest expense                                                                   13,100     12,014     11,187
                                                                                                  ------     ------     ------

         Net interest income                                                                       8,406      8,686      8,047

Provision for losses on loans                                                                         96        106         78
                                                                                                  ------     ------     ------

         Net interest income after provision for losses on loans                                   8,310      8,580      7,969

Other income:
  Gain on sale of loans                                                                              154         28        303
  Service fees, charges and other operating                                                          891        720        682
                                                                                                  ------     ------     ------
         Total other income                                                                        1,045        748        985

General, administrative and other expense:
  Employee compensation and benefits                                                               3,957      3,817      3,295
  Occupancy and equipment                                                                          1,335      1,394      1,111
  Federal deposit insurance premiums                                                                  86        173        202
  Franchise taxes                                                                                    230        329        270
  Loss on disposal of real estate acquired through foreclosure                                        -           6         69
  Other operating                                                                                  1,590      1,631      1,524
  Operating expenses previously paid by or allocated to M.H.C.                                       150         84         17
                                                                                                  ------     ------     ------
         Total general, administrative and other expense                                           7,348      7,434      6,488
                                                                                                  ------     ------     ------

         Earnings before income taxes and change in accounting principle                           2,007      1,894      2,466

Federal incomes taxes:
   Current                                                                                           640        580        678
   Deferred                                                                                           35         44        160
                                                                                                  ------     ------     ------
         Total federal income taxes                                                                  675        624        838
                                                                                                  ------     ------     ------

         Net earnings before change in accounting principle                                        1,332      1,270      1,628

Change in accounting principle related to allocated organization costs -
  net of tax of $63,000                                                                               -        (122)        -
                                                                                                  ------     ------     ------

         NET EARNINGS                                                                            $ 1,332    $ 1,148    $ 1,628
                                                                                                  ======     ======     ======

         Basic earnings per share
           Earnings before cumulative change in accounting principle                               $0.51     $ 0.49      $0.62
           Cumulative change in accounting principle                                                  -       (0.05)        -
                                                                                                    ----       ----       ----
         Basic earnings per share                                                                  $0.51     $ 0.44      $0.62
                                                                                                    ====       ====       ====

         Diluted earnings per share
           Earnings before cumulative change in accounting principle                               $0.51     $ 0.49      $0.62
           Cumulative change in accounting principle                                                  -       (0.05)        -
                                                                                                    ----       ----       ----
         Diluted earnings per share                                                                $0.51     $ 0.44      $0.62
                                                                                                    ====       ====       ====

The accompanying notes are in integral part of these statements.

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
                                                                                   =====      =====      =====











The accompanying notes are in integral part of these statements.

                         WAYNE SAVINGS BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                    Years ended March 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                                              UNREALIZED GAINS
                                                                                                   (LOSSES) ON
                                                                                                    SECURITIES           TOTAL
                                                       ADDITIONAL                     TREASURY      DESIGNATED          STOCK-
                                            COMMON        PAID-IN        RETAINED       STOCK-    AS AVAILABLE        HOLDERS'
                                             STOCK        CAPITAL        EARNINGS      AT COST        FOR SALE          EQUITY

Balance at April 1, 1998 (Restated)         $2,258       $  5,963         $16,157    $     (10)          $  17         $24,385
Stock options exercised                         22             92               -          (27)              -              87
Net earnings for the year ended
  March 31, 1999 (restated)                      -              -           1,628            -               -           1,628
Stock dividend                                 225          6,425          (6,650)           -               -               -
Cash dividends                                   -              -            (754)           -               -            (754)
Purchase of treasury shares - at cost            -              -               -         (431)              -            (431)
Unrealized losses on securities
  designated as available for
  sale, net of related tax effects               -              -               -            -             (15)            (15)
                                             -----         ------          ------       ------            ----          ------

Balance at March 31, 1999 (Restated)         2,505         12,480          10,381         (468)              2          24,900

Stock options exercised                          2              9               -            -               -              11
Net earnings for the year ended
  March 31, 2000 (restated)                      -              -           1,148            -               -           1,148
Stock dividend                                 125          1,904          (2,029)           -               -               -
Cash dividends                                   -              -            (882)           -               -            (882)
Purchase of treasury shares - at cost            -              -               -         (177)              -            (177)
Unrealized losses on securities
  designated as available for sale,
   net of related tax effects                    -              -               -            -             (38)            (38)
                                             -----         ------          ------       ------            ----          ------

Balance at March 31, 2000 (Restated)         2,632         14,393           8,618         (645)            (36)         24,962

Stock options exercised                          7             43               -            -               -              50
Net earnings for the year ended
  March 31, 2001 (restated)                      -              -           1,332            -               -           1,332
Cash dividends                                   -              -            (800)           -               -            (800)
Purchase of treasury shares - at cost            -              -               -         (358)              -            (358)
Unrealized gains on securities
  designated as available for sale,
  net of related tax effects                     -              -               -            -              69              69
                                             -----         ------          ------       ------            ----          ------

Balance at March 31, 2001 (Restated)        $2,639        $14,436          $9,150      $(1,003)          $  33         $25,255
                                             =====         ======           =====       ======            ====          ======






The accompanying notes are in integral part of these statements.

                         WAYNE SAVINGS BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended March 31, 2001, 2000 and 1999

                                 (In thousands)


                                                                                     FOR THE YEAR ENDED MARCH 31,
                                                                                           2001         2000       1999
                                                                                     (Restated)   (Restated) (Restated)
Cash flows provided by (used in) operating activities:
  Net earnings for the year                                                            $  1,332     $  1,148   $  1,628
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                      (16)          90        143
    Amortization of deferred loan origination fees                                         (161)        (532)      (574)
    Depreciation and amortization                                                           555          653        482
    (Gain) loss on sale of loans                                                            (62)          42       (149)
    Proceeds from sale of loans in the secondary market                                   9,247        6,383     16,009
    Loans originated for sale in the secondary market                                    (9,729)      (5,157)   (16,251)
    Provision for losses on loans                                                            96          106         78
    Loss on disposal of real estate acquired through foreclosure                             -             6        110
    Federal Home Loan Bank stock dividends                                                 (247)        (241)      (200)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                  (73)        (127)        24
      Accrued interest receivable on mortgage-backed securities                              18          (31)        (6)
      Accrued interest receivable on investments
        and interest-bearing deposits                                                       143         (165)        (9)
      Prepaid expenses and other assets                                                    (272)         965       (967)
      Accrued interest payable                                                               17           49        (18)
      Accounts payable on mortgage loans serviced for others                                134           (8)       (91)
      Other liabilities                                                                     282           70        275
      Federal income taxes
        Current                                                                             208           63       (335)
        Deferred                                                                             44            9        160
                                                                                       --------      -------    -------
         Net cash provided by operating activities                                        1,516        3,323        309

Cash flows provided by (used in) investing activities:
  Purchase of investment securities held to maturity                                     (2,477)     (13,411)   (12,484)
  Proceeds from the maturity of investment securities
    held to maturity                                                                     12,069        2,080     14,055
  Purchase of mortgage-backed securities held to maturity                                (2,025)      (7,008)    (1,095)
  Purchase of mortgage-backed securities available for sale                                   -       (1,022)    (5,481)
  Principal repayments on mortgage-backed securities held
    to maturity                                                                           3,344        3,311        544
  Principal repayments on mortgage-backed securities
    designated as available for sale                                                        653        1,289      2,926
  Loan principal repayments                                                              56,485       37,105     48,686
  Loan disbursements                                                                    (65,986)     (59,792)   (55,615)
  Purchase of office premises and equipment                                              (1,115)      (1,361)    (1,768)
  Proceeds from sale of land                                                                235            -          -
  Proceeds from sale of real estate acquired through foreclosure                             14            5        852
  (Increase) decrease in certificates of deposit in other
    financial institutions                                                               (1,700)       2,000      2,500
  Purchase of Federal Home Loan Bank stock                                                 (103)           -          -
                                                                                       --------      -------    -------
         Net cash used in investing activities                                             (606)     (36,804)    (6,880)
                                                                                       --------       ------    -------

         Net cash provided by (used in) operating and
           investing activities (balance carried forward)                                   910      (33,481)    (6,571)
                                                                                       --------       ------    -------


The accompanying notes are in integral part of these statements.

                         WAYNE SAVINGS BANCSHARES, INC.

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
                                                                                         ======      =======     ======


The accompanying notes are in integral part of these statements.

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

    12.  ORGANIZATION COSTS

    The Company's consolidated financial statements for fiscal 2000 reflect the adoption of Statement of Position 98-5 (SOP 98-5) which requires immediate recognition of previously deferred expenses related to incorporation costs. The Company had previously allocated to and been reimbursed by the M.H.C. for these direct and indirect costs of incorporation and has accounted for these costs in a manner similar to other allocated M.H.C. costs (see Note
    R). In accordance with SOP 98-5, the effect of the change in accounting principle related to organization costs, totaling $122,000 after consideration of $63,000 in tax effects, has been recognized in the restated consolidated statement of earnings for fiscal 2000.

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

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

    Carrying values and estimated fair values of investment securities held to maturity are summarized as follows:

                                                                                      MARCH 31, 2001
                                                                      GROSS             GROSS      ESTIMATED
                                                   AMORTIZED     UNREALIZED        UNREALIZED           FAIR
                                                        COST          GAINS            LOSSES          VALUE
                                                                           (In thousands)
    Corporate bonds and notes                        $ 3,994           $ 74             $   7        $  4,061
    U.S. Government and agency obligations             9,501             66                 -           9,567
    Municipal obligations                                146             -                  -             146
                                                      ------            ---              ----         -------

                                                     $13,641           $140             $   7        $ 13,774
                                                      ======            ===              ====         =======


                                                                           MARCH 31, 2000
                                                                      GROSS             GROSS      ESTIMATED
                                                   AMORTIZED     UNREALIZED        UNREALIZED           FAIR
                                                        COST          GAINS            LOSSES          VALUE
                                                                           (In thousands)
    Corporate bonds and notes                       $  2,987           $  -             $  36        $  2,951
    U.S. Government and agency obligations            20,057              -               529          19,528
    Municipal obligations                                155              -                 -             155
                                                      ------            ---              ----         -------

                                                     $23,199           $  -             $ 565        $ 22,634
                                                      ======            ===              ====         =======

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

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2001 and 2000, including those designated as available for sale, are summarized as follows:

                                                                                       MARCH 31, 2001
                                                                                   GROSS           GROSS      ESTIMATED
                                                                AMORTIZED     UNREALIZED      UNREALIZED           FAIR
                                                                     COST          GAINS          LOSSES          VALUE
                                                                                      (In thousands)
    HELD-TO-MATURITY
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,118         $    7          $    4         $1,121
      Government National Mortgage
        Association participation certificates                      2,013             49              13          2,049
      Federal National Mortgage
        Association participation certificates                      2,532              4              12          2,524
                                                                    -----           ----            ----          -----

                                                                   $5,663          $  60           $  29         $5,694
                                                                    =====           ====            ====          =====

    AVAILABLE FOR SALE
      Federal Home Loan Mortgage
         Corporation participation certificates                    $1,220          $  35          $    -         $1,255
      Government National Mortgage
        Association participation certificates                         86             11               -             97
      Federal National Mortgage
         Association participation certificates                     1,552              8               1          1,559
                                                                    -----           ----           -----          -----

                                                                   $2,858          $  54          $    1         $2,911
                                                                    =====           ====           =====          =====

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                       MARCH 31, 2000
                                                                                   GROSS           GROSS      ESTIMATED
                                                                AMORTIZED     UNREALIZED      UNREALIZED           FAIR
                                                                     COST          GAINS          LOSSES          VALUE
                                                                                      (In thousands)
    HELD-TO-MATURITY
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,044         $    -           $  21         $1,023
      Government National Mortgage
         Association participation certificates                     2,664              3               -          2,667
      Federal National Mortgage
         Association participation certificates                     3,301              -              53          3,248
                                                                    -----          -----            ----          -----

                                                                   $7,009         $    3           $  74         $6,938
                                                                    =====          =====            ====          =====

    AVAILABLE FOR SALE
      Federal Home Loan Mortgage
        Corporation participation certificates                     $1,519         $    -           $  16         $1,503
      Government National Mortgage
        Association participation certificates                         82             15               -             97
      Federal National Mortgage
        Association participation certificates                      1,904              -              54          1,850
                                                                    -----          -----            ----          -----

                                                                   $3,505         $   15           $  70         $3,450
                                                                    =====          =====            ====          =====

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


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment are comprised of the following:

                                                                                    MARCH 31,
                                                                             2001              2000
                                                                                 (In thousands)

    Land and improvements                                                  $  1,615          $  1,750
    Office buildings and improvements                                         6,469             7,054
    Furniture, fixtures and equipment                                         3,931             4,463
    Leasehold improvements                                                       60                60
                                                                            -------           -------
                                                                             12,075            13,327

    Less accumulated depreciation and amortization                            3,295             4,872
                                                                            -------           -------

                                                                           $  8,780          $  8,455
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
                                                                                ====            ====

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES

    The provision for federal income taxes on earnings differs from that computed at the statutory corporate tax rate as follows:

                                                                                   YEAR ENDED
                                                                                    MARCH 31,
                                                                         2001         2000         1999
                                                                              (Dollars in thousands)
    Federal income taxes computed
      at statutory rate of 34%                                           $682         $644         $838
    Increase (decrease) in taxes
    resulting from:
      Tax exempt interest                                                 (16)         (10)          (3)
      Other                                                                 9          (10)           3
                                                                          ---          ---          ---
    Federal income tax provision
      per consolidated financial statements
      before change in accounting principle                              $675         $624         $838
                                                                          ===          ===          ===

    Effective tax rate                                                   33.6%        33.0%        34.0%
                                                                         ====         ====         ====

    The composition of the Company's net deferred tax liability is as follows:

                                                                                              MARCH 31,
                                                                                         2001           2000
    TAXES (PAYABLE) REFUNDABLE ON TEMPORARY (In thousands) DIFFERENCES AT
    STATUTORY RATE:
    DEFERRED TAX ASSETS
      Deferred loan origination fees                                                    $   108         $  218
      General loan loss allowance                                                           263            308
      Book/tax depreciation differences                                                      24             -
      Pension expense                                                                        72             -
      Unrealized losses on securities designated as available for sale                       -              19
      Other                                                                                  78             11
                                                                                         ------           ----
         Deferred tax assets                                                                545            556

    DEFERRED TAX LIABILITIES
      Federal Home Loan Bank stock dividends                                               (748)          (664)
      Book/tax depreciation differences                                                      -             (91)
      Unrealized gains on securities designated as available for sale                       (20)            -
      Tax bad debt reserve                                                                 (111)           (68)
      Mortgage servicing rights                                                            (121)          (108)
                                                                                         ------           ----
         Deferred tax liabilities                                                        (1,000)          (931)
                                                                                         ------           ----

    Total deferred tax liability                                                        $  (455)         $(375)
                                                                                         ======           ====

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


    As of March 31, 2001 and 2000, management believes that the Banks met all capital adequacy requirements to which they were subject. As of the most recent examination date, the Banks were advised by the OTS that they met the definition of "well capitalized" institutions. Nothing has come to management's attention that would cause a change in the Bank's "well capitalized" classification.


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

                                           WAYNE SAVINGS COMMUNITY BANK AS OF MARCH 31, 2001
                                                                                                     REQUIRED
                                                                                                 TO BE "WELL-
                                                                      REQUIRED                CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------      ------------------------     -----------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                                  (Dollars in thousands)

    Tangible capital                    $25,309      8.1%       =>$ 4,678    =>1.5%         =>$15,592     => 5.0%

    Core capital                        $25,309      8.1%       =>$12,473    =>4.0%         =>$18,710     => 6.0%

    Risk-based capital                  $24,964     15.7%       =>$13,274    =>8.0%         =>$16,593     =>10.0%


                                           WAYNE SAVINGS COMMUNITY BANK AS OF MARCH 31, 2000
                                                                                                     REQUIRED
                                                                                                 TO BE "WELL-
                                                                      REQUIRED                CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------      ------------------------     -----------------------
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
                                                                                         ======         ======


                                           VILLAGE SAVINGS BANK, F.S.B. AS OF MARCH 31, 2001
                                                                                                     REQUIRED
                                                                                                 TO BE "WELL-
                                                                      REQUIRED                CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------        --------------------        --------------------
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

    Core capital                         $2,704      9.6%        =>$1,131    =>4.0%          =>$1,696     => 6.0%

    Risk-based capital                   $2,744     18.9%        =>$1,163    =>8.0%          =>$1,454     =>10.0%

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL (continued)

                                           VILLAGE SAVINGS BANK, F.S.B. AS OF MARCH 31, 2000
                                                                                                     REQUIRED
                                                                                                 TO BE "WELL-
                                                                      REQUIRED                CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------        --------------------        --------------------
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
                                                                                                       ===          ===

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999


NOTE L - PENSION AND BENEFIT PLANS (continued)

    The weighted-average actuarial assumptions used were:

                                                                              2001         2000         1999

    Weighted-average discount rate                                           7.50%         7.00%        7.00%
    Weighted-average rate of compensation increase                           1.00%         1.00%        1.00%
    Weighted-average expected long-term rate of return on plan assets        7.00%         7.00%        7.00%

    Net periodic pension costs includes the following components:

                                                                                   YEAR ENDED MARCH 31,
                                                                              2001         2000         1999
                                                                                     (In thousands)

    Service cost                                                             $  58        $  59        $  56
    Interest cost                                                               83           77           80
    Actual return on plan assets                                                (3)         (26)         (23)
    Amortization of prior net loss                                             141          164           -
    Amortization of net transition obligation                                    6            6            6
    Unrecognized net actuarial loss                                            (81)         (59)         (57)
                                                                               ---          ---          ---

    Net periodic pension cost                                                 $204         $221        $  62
                                                                               ===          ===         ====

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
                                                                            =====        =====        =====


                         Wayne Savings Bancshares, Inc.
                            STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED
                                                                                         MARCH 31,
                                                                               2001         2000         1999
                                                                                         (Restated)
                                                                                      (In thousands)
    Cash flows from operating activities:
      Net earnings for the year                                              $1,332      $ 1,148       $1,628
      Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Excess contributions from (undistributed earnings of)
          consolidated subsidiary                                              (807)      (1,219)         339
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                    (238)          23          (25)
          Other liabilities                                                     262           29           21
                                                                              -----       ------        -----
         Net cash provided by (used in) operating activities                    549          (19)       1,963

    Cash flows provided by (used in) financing activities:
      Payment of dividends on common stock                                     (800)        (882)        (754)
      Purchase of treasury stock - at cost                                     (358)        (177)        (431)
      Proceeds from exercise of stock options                                    50           11           87
                                                                              -----       ------        -----
         Net cash used in financing activities                               (1,108)      (1,048)      (1,098)
                                                                              -----       ------        -----

    Net increase (decrease) in cash and cash equivalents                       (559)      (1,067)         865

    Cash and cash equivalents at beginning of year                              644        1,711          846
                                                                              -----       ------        -----

    Cash and cash equivalents at end of year                                 $   85      $   644       $1,711
                                                                              =====       ======        =====

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

                                                                           FOR THE THREE MONTH PERIODS ENDED
                                                          JUNE 30,     SEPTEMBER 30,     DECEMBER 31,         MARCH 31,
                                                              2000              2000             2000              2001
                                                                         (In thousands, except share data)

    Total interest income                                   $5,341            $5,359           $5,389            $5,417
    Total interest expense                                   3,161             3,248            3,321             3,370
                                                             -----             -----            -----             -----

    Net interest income                                      2,180             2,111            2,068             2,047
    Provision for losses on loans                               51                22                2                21
    Other income                                               218               259              289               279
    General, administrative and other expense                1,933             1,899            1,813             1,703
                                                             -----             -----            -----             -----

    Earnings before income taxes                               414               449              542               602
    Federal income taxes                                       147               142              172               214
                                                             -----             -----            -----             -----

    Net earnings                                            $  267            $  307           $  370            $  388
                                                             =====             =====            =====             =====

    Earnings per share
      Basic                                                 $  .10            $  .12           $  .14            $  .15
                                                             =====             =====            =====             =====

      Diluted                                               $  .10            $  .12           $  .14            $  .15
                                                             =====             =====            =====             =====


                                                                           FOR THE THREE MONTH PERIODS ENDED
                                                          JUNE 30,     SEPTEMBER 30,     DECEMBER 31,         MARCH 31,
                                                              1999              1999             1999              2000
                                                                         (In thousands, except share data)

    Total interest income                                   $4,906            $5,180           $5,282            $5,332
    Total interest expense                                   2,809             2,964            3,077             3,164
                                                             -----             -----            -----             -----

    Net interest income                                      2,097             2,216            2,205             2,168
    Provision for losses on loans                               17                19               35                35
    Other income                                               201               167              211               169
    General, administrative and other expense                1,787             1,906            1,923             1,818
                                                             -----             -----            -----             -----

    Earnings before income taxes and change in
      accounting principle                                     494               458              458               484
    Federal income taxes                                       157               154              153               160
                                                             -----             -----            -----             -----

    Earnings before change in accounting principle             337               304              305               324
    Change in accounting principle                             122                -                -                 -
                                                             -----             -----            -----             -----

    Net earnings                                            $  215            $  304           $  305            $  324
                                                             =====             =====            =====             =====

    Earnings per share
      Basic                                                 $  .08            $  .12           $  .12            $  .12
                                                             =====             =====            =====             =====

      Diluted                                               $  .08            $  .12           $  .12            $  .12
                                                             =====             =====            =====             =====

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

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999

NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

    All of the above items are summarized in the following table:

                                                                                   YEAR ENDED MARCH 31,
                                                                            2001           2000           1999
                                                                                     (In thousands)
     (Increase) decrease:
      Litigation costs                                                      $134          $  77            $-
      Other operating costs                                                    3              7             17
      Organization costs                                                      -             153             -
                                                                             ---            ---           ----
       Total pre-tax costs previously reimbursed, allocated
         or paid by the M.H.C.                                               137            237             17

    Depreciation adjustment                                                  114             -              -
    Audit adjustments                                                        (43)           (54)             6
                                                                             ---            ---           ----
       Total adjustments before taxes                                        208            183             23

    Tax effects                                                              (79)           (80)            (8)
                                                                             ---            ---           ----

       Net adjustments affecting earnings                                   $129           $103          $  15
                                                                             ===            ===           ====

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

                         Wayne Savings Bancshares, Inc.
    Condensed Consolidated Statement of Conditions and Statement of Earnings
                                 March 31, 2001
                                 (In thousands)



                                                                 AS ORIGINALLY      ADJUSTMENTS       AS
                                                                   REPORTED         INC. (DEC.)    RESTATED
    Condensed Statement of Condition:
      Total assets                                                 $311,774           $(134)        $311,640
                                                                    =======            ====          =======
      Total liabilities                                            $286,489           $(104)        $286,385
                                                                    =======            ====          =======
      Total stockholders' equity                                   $ 25,285           $ (30)        $ 25,255
                                                                    =======            ====          =======

    Condensed Statement of Earnings:
      Net interest income after provision for loan losses            $8,303           $   7           $8,310
      Other income                                                    1,045               -            1,045
                                                                      -----             ---            -----
       Total income                                                   9,348               7            9,355

      General, administrative and other and expenses:
        Employee compensation                                         4,012             (55)           3,957
        Occupancy and equipment                                       1,211             124            1,335
        All other operating expenses                                  1,910              (4)           1,906
        Operating expenses previously paid by or allocated to M.H.C.     -              150(1)           150
                                                                      -----             ---            -----
         Total general, administrative and other expenses             7,133             215            7,348
                                                                      -----             ---            -----

         Net earnings before income taxes                             2,215            (208)           2,007

    Federal income tax                                                  754             (79)             675
                                                                      -----             ---            -----

         Net earnings                                                $1,461           $(129)          $1,332
                                                                      =====             ====           =====

    Basic and diluted earnings per share                               $.56           $(.05)            $.51
                                                                        ===            ====              ===

(1) Includes a $13,000 expense reclassification from employee compensation benefits.

                         WAYNE SAVINGS BANCSHARES, INC.

                    Years ended March 31, 2001, 2000 and 1999

NOTE R - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         Wayne Savings Bancshares, Inc.
    Condensed Consolidated Statement of Condition and Statements of Earnings
                                 March 31, 2000
                                 (In thousands)


                                                                 AS ORIGINALLY      ADJUSTMENTS       AS
                                                                   REPORTED         INC. (DEC.)     RESTATED
    Condensed Statement of Condition Amounts:
      Total assets                                                 $304,069           $ (39)        $304,030
                                                                    =======            ====          =======
      Total liabilities                                            $278,948           $ 120         $279,068
                                                                    =======            ====          =======
      Total stockholders' equity                                   $ 25,121           $(159)        $ 24,962
                                                                    =======            ====          =======

    Condensed Statement of Earnings:
      Net interest income after provision for loan losses            $8,567           $  13           $8,580
      Other income                                                      742               6              748
                                                                      -----            -----           -----
       Total income                                                   9,309              19            9,328

      General, administrative and other expenses:
        Employee compensation                                         3,817              -             3,817
        Occupancy and equipment                                       1,394              -             1,394
        All other operating expenses                                  2,203             (64) (1)       2,139
        Operating expenses previously paid by or allocated to M.H.C.     -               84               84
                                                                      -----            -----           -----
         Total general, administrative and other expenses             7,414              20            7,434
                                                                      -----            -----           -----

         Earnings before income taxes and change in
           accounting principle                                       1,895              (1)           1,894

    Federal income tax                                                  644             (20) (2)         624

    Change in accounting principle - net of tax                          -             (122) (1)        (122)
                                                                      -----            -----           -----

         Net earnings                                                $1,251           $(103)          $1,148
                                                                      =====            ====            =====

    Basic and diluted earnings per share                               $.48           $(.04)            $.44
                                                                        ===            ====              ===

---------------------------

(1) The Company's pre-tax total of organizational costs in fiscal 2000 was $185,000, of which $27,000 was previously expensed and has been reclassified in the above table. This change in accounting principle is presented above net of federal tax effects of $63,000.
(2)   Includes $26,000 of favorable tax adjustments.

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

                                                                 AS ORIGINALLY     ADJUSTMENTS        AS
                                                                   REPORTED        INC. (DEC.)     RESTATED
    Condensed Statement of Condition Amounts:
      Total assets                                                 $271,274           $(350)        $270,924
                                                                    =======            ====          =======
      Total liabilities                                            $246,318           $(294)        $246,024
                                                                    =======            ====          =======
      Total stockholders' equity                                   $ 24,956           $ (56)        $ 24,900
                                                                    =======            ====          =======

    Condensed Statement of Earnings:
    Total interest income                                           $19,296           $ (62)         $19,234

    Total interest expense                                           11,187              -            11,187
                                                                     ------            ----           ------

    Net interest income                                               8,109             (62)           8,047

         Provision for loan losses                                       64              14               78
                                                                     ------            ----           ------

      Net interest income after provision for loan losses             8,045             (76)           7,969
      Other income                                                      991              (6)             985
                                                                     ------            ----           ------
        Total income                                                  9,036             (82)           8,954
                                                                     ------            ----           ------

      General, administrative and other expense:
        Employee compensation                                         3,308             (13)           3,295
        Operating expenses previously paid by or allocated to M.H.C.     -               17               17
        Loss on real estate acquired through foreclosure                110             (41)              69
        All other operating expenses                                  2,018             (22)           1,996
        Occupancy and equipment                                       1,111              -             1,111
                                                                     ------            ----           ------
         Total general, administrative and other expenses             6,547             (59)           6,488
                                                                     ------            ----           ------

         Net earnings before income taxes                             2,489             (23)           2,466

    Federal income taxes                                                846              (8)             838
                                                                     ------            ----           ------

         Net earnings                                               $ 1,643           $ (15)         $ 1,628
                                                                     ======            ====           ======

    Basic and diluted earnings per share                               $.62            $  -             $.62
                                                                        ===             ===              ===

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



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


                                        WAYNE SAVINGS BANCSHARES, INC.



Date:    October 15, 2002                          By:   /s/ Michael C. Anderson
                                                         -----------------------
                                         Michael C. Anderson,
                                         Executive Vice President and Corporate
                                         Secretary


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Michael C. Anderson
         ----------------------------------
         Michael C. Anderson, Executive Vice President and
           Corporate Secretary
         (Principal Financial Officer)


Date:    October 15, 2002

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles F. Finn, Chief Executive Officer of Wayne Savings Bancshares, Inc., certify that:

      1. I have reviewed this annual report on Form 10-KSB of Wayne Savings Bancshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



October 15, 2002                              /s/ Charles F. Finn
------------------                            --------------------------------
Date                                          Charles F. Finn
                                              Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael C. Anderson, Chief Financial Officer of Wayne Savings Bancshares, Inc., certify that:

      1. I have reviewed this annual report on Form 10-KSB of Wayne Savings Bancshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



October 15, 2002                               /s/ Michael C. Anderson
------------------                             ---------------------------------
Date                                           Michael C. Anderson
                                               Chief Financial Officer