Form 10QSB
period 2002-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2002-11-15
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
                               ----------------------------------------------

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

Yes   X                                                No
     ---                                                  ---

As of November 14, 2002, the latest practicable date, 2,574,020 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format

Yes                                                    No   X
    ---                                                    ---

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                          Page

PART I  -  FINANCIAL INFORMATION

  Item 1    Consolidated Statements of Financial Condition                 3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Comprehensive Income                5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     8

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 10

  Item 3    Controls and Procedures                                       16


PART II -  OTHER INFORMATION                                              17

SIGNATURES                                                                18

CERTIFICATIONS PURSUANT TO SECTION 302 OF
  THE SARBANES-OXLEY ACT                                                  19

PART I.  FINANCIAL INFORMATION
  ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           September 30,        March 31,
         ASSETS                                                                                     2002             2002
Cash and due from banks                                                                         $  2,441         $  2,250
Federal funds sold                                                                                12,000           15,000
Interest-bearing deposits in other financial institutions                                          9,793           10,633
                                                                                                 -------          -------
         Cash and cash equivalents                                                                24,234           27,883

Investment securities available for sale - at market                                               4,544               -
Investment securities - at amortized cost, approximate  market value of $17,002
  and $22,098 as of September 30, 2002 and March 31, 2002, respectively                           16,800           22,286
Mortgage-backed securities available for sale - at market                                         16,879            3,449
Mortgage-backed securities - at cost, approximate market value of $14,199 and
  $13,835 as of September 30, 2002 and March 31, 2002, respectively                               14,043           13,877
Loans receivable - net                                                                           244,593          251,172
Office premises and equipment - net                                                                9,045            9,208
Real estate acquired through foreclosure                                                              -                19
Federal Home Loan Bank stock - at cost                                                             3,957            3,767
Accrued interest receivable on loans                                                               1,425            1,153
Accrued interest receivable on mortgage-backed securities                                             59               83
Accrued interest receivable on investments and interest-bearing deposits                              17              250
Prepaid expenses and other assets                                                                  1,416            1,688
Prepaid federal income taxes                                                                          -                 8
                                                                                                 -------          -------

         Total assets                                                                           $337,012         $334,843
                                                                                                 =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $302,358         $300,957
Advances from the Federal Home Loan Bank                                                           5,000            5,000
Advances by borrowers for taxes and insurance                                                        780              880
Accrued interest payable                                                                             297              223
Accounts payable on mortgage loans serviced for others                                               228              116
Other liabilities                                                                                    460              853
Accrued federal income taxes                                                                         118               -
Deferred federal income taxes                                                                        898              767
                                                                                                 -------          -------
         Total liabilities                                                                       310,139          308,796

Commitments                                                                                           -                -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized; 2,644,035 and
  2,640,835 shares issued at September 30, 2002 and March 31, 2002, respectively)                  2,644            2,641
  Additional paid-in capital                                                                      14,457           14,444
  Retained earnings - substantially restricted                                                    10,866           10,121
  Less:  70,015 and 70,014 shares of treasury stock at September 30, 2002 and
    March 31, 2002, respectively - at cost                                                        (1,181)          (1,181)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                                 87               22
                                                                                                 -------          -------
         Total stockholders' equity                                                               26,873           26,047
                                                                                                 -------          -------

         Total liabilities and stockholders' equity                                             $337,012         $334,843
                                                                                                 =======          =======


See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                               Six months                Three months
                                                                                  ended                      ended
                                                                               September 30,              September 30,
                                                                            2002         2001         2002         2001
Interest income
  Loans                                                                   $8,749      $ 9,588       $4,317       $4,795
  Mortgage-backed securities                                                 405          249          183          118
  Investment securities                                                      489          407          234          200
  Interest-bearing deposits and other                                        283          502          143          217
                                                                           -----       ------        -----        -----
         Total interest income                                             9,926       10,746        4,877        5,330

Interest expense
  Deposits                                                                 4,667        6,396        2,234        3,134
  Borrowings                                                                 131          160           66           78
                                                                           -----       ------        -----        -----
         Total interest expense                                            4,798        6,556        2,300        3,212
                                                                           -----       ------        -----        -----

         Net interest income                                               5,128        4,190        2,577        2,118
Provision for losses on loans                                                 38           97           21           95
                                                                           -----       ------        -----        -----
         Net interest income after provision for losses on loans           5,090        4,093        2,556        2,023

Other income
  Gain on sale of loans                                                       16          211           -           135
  Service fees, charges and other operating                                  689          586          361          298
                                                                           -----       ------        -----        -----
         Total other income                                                  705          797          361          433

General, administrative and other expense
  Employee compensation and benefits                                       2,286        2,091        1,140        1,036
  Occupancy and equipment                                                    745          680          366          350
  Federal deposit insurance premiums                                          27           28           14           16
  Franchise taxes                                                            154          136           81           69
  Other operating                                                            836          770          408          360
                                                                           -----       ------        -----        -----
         Total general, administrative and other expense                   4,048        3,705        2,009        1,831
                                                                           -----       ------        -----        -----

         Earnings before income taxes                                      1,747        1,185          908          625

Federal incomes taxes
  Current                                                                    488          413          269          258
  Deferred                                                                    98          (15)          32          (45)
                                                                           -----       ------        -----        -----
         Total federal income taxes                                          586          398          301          213
                                                                           -----       ------        -----        -----

         NET EARNINGS                                                     $1,161      $   787       $  607       $  412
                                                                           =====       ======        =====        =====

         EARNINGS PER SHARE
           Basic                                                          $0.45        $0.31         $0.24        $0.16
                                                                           ====         ====          ====         ====
           Diluted                                                        $0.45        $0.31         $0.24        $0.16
                                                                           ====         ====          ====         ====


See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                             Six months                 Three months
                                                                                ended                       ended
                                                                            September 30,               September 30,
                                                                         2002         2001            2002         2001
Net earnings                                                           $1,161         $787            $607         $412

Other comprehensive income, net of tax:
  Unrealized holding gains on securities,  net of tax
    $33, $14, $20 and $11, during the respective periods                   65           27              38           22
                                                                        -----          ---             ---          ---

Comprehensive income                                                   $1,226         $814            $645         $434
                                                                        =====          ===             ===          ===

Accumulated comprehensive income                                       $   87         $ 60            $ 87         $ 60
                                                                        =====          ===             ===          ===













































See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,161           $   787
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            106                 5
    Amortization of deferred loan origination fees                                               (165)             (214)
    Depreciation and amortization                                                                 289               236
    Gain on sale of loans                                                                          (7)              (84)
    Proceeds from sale of loans in the secondary market                                         2,372            12,364
    Loans originated for sale in the secondary market                                              -            (15,511)
    Provision for losses on loans                                                                  38                97
    Federal Home Loan Bank stock dividends                                                        (92)             (128)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (272)               52
      Accrued interest receivable on mortgage-backed securities                                    24                 1
      Accrued interest receivable on investments and interest-bearing deposits                    233                31
      Prepaid expenses and other assets                                                           272               288
      Accrued interest payable                                                                     74                64
      Accounts payable on mortgage loans serviced for others                                      112              (102)
      Other liabilities                                                                          (393)             (451)
      Federal income taxes
        Current                                                                                   126                93
        Deferred                                                                                   98               (15)
                                                                                               ------            ------
          Net cash provided by (used in) operating activities                                   3,976            (2,487)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                             (3,850)           (4,999)
  Purchase of investment securities designated as available for sale                           (4,501)               -
  Proceeds from maturity of investment securities designated as held to maturity                9,336             4,529
  Purchase of mortgage-backed securities designated as held to maturity                        (3,545)           (2,033)
  Purchase of mortgage-backed securities designated as available for sale                     (14,220)               -
  Principal repayments on mortgage-backed securities designated as held to maturity             3,288             2,834
  Principal repayments on mortgage-backed securities designated as available for sale             833                -
  Loan principal repayments                                                                    32,239            38,513
  Loan disbursements                                                                          (27,898)          (45,691)
  Purchase of office premises and equipment - net                                                (126)             (531)
  Proceeds from sale of real estate acquired through foreclosure                                   16                12
  Decrease in certificates of deposit in other financial institutions                              -              5,700
  Purchase of Federal Home Loan Bank stock                                                        (98)              (38)
                                                                                               ------            ------
          Net cash used in investing activities                                                (8,526)           (1,704)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                          (4,550)           (4,191)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended September 30,
                                 (In thousands)


                                                                                                   2002            2001
          Net cash used in operating and investing activities
            (balance brought forward)                                                           $(4,550)        $(4,191)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                1,401          14,690
  Proceeds from Federal Home Loan Bank advances                                                      -            5,000
  Repayment of Federal Home Loan Bank advances                                                       -           (5,000)
  Advances by borrowers for taxes and insurance                                                    (100)             45
  Dividends paid on common stock                                                                   (416)           (438)
  Proceeds from exercise of stock options                                                            16              -
  Purchase of treasury shares                                                                        -             (141)
                                                                                                 ------          ------
          Net cash provided by (used in) financing activities                                       901          14,156
                                                                                                 ------          ------

Net increase (decrease) in cash and cash equivalents                                             (3,649)          9,965

Cash and cash equivalents at beginning of period                                                 27,883          20,902
                                                                                                 ------          ------

Cash and cash equivalents at end of period                                                      $24,234         $30,867
                                                                                                 ======          ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                        $   363         $   367
                                                                                                 ======          ======

    Interest on deposits and borrowings                                                         $ 4,724         $ 6,492
                                                                                                 ======          ======


Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loan upon sale of real estate acquired through foreclosure               $   450         $    -
                                                                                                 ======          ======

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                            $    65         $    27
                                                                                                 ======          ======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                           $     9         $   127
                                                                                                 ======          ======












See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the six and three months ended September 30, 2002 and 2001 were prepared in accordance with instructions for Form 10-QSB and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2002.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the six-month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.       Earnings Per Share

         Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                         For the six months ended              For the three months ended
                                                                September 30,                          September 30,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         2,572,515       2,572,595               2,573,800      2,571,093
         Dilutive effect of assumed exercise
           of stock options                                9,199          11,573                   9,103         12,139
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       2,581,714       2,584,168               2,582,903      2,583,232
                                                       =========       =========               =========      =========

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2002 and 2001


4.       Effects of Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective April 1, 2002, without material effect on the Company's financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's financial condition or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

         SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

         The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2002 and 2001


4.  Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 147 is not expected to have a material effect on the Company's financial condition or results of operations.

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

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from March 31, 2002 to September 30, 2002

At September 30, 2002, we had total assets of $337.0 million, an increase of $2.2 million, or .6%, from March 31, 2002 levels.

Liquid assets consisting of cash, interest-bearing deposits, and investment securities decreased by $4.6 million, or 9.2%, to $45.6 million at September 30, 2002. Mortgage-backed securities increased by $13.6 million, or 78.5%, to $30.9 million as management redeployed excess liquid assets into higher-yielding assets. The increase was also funded through a reduction in our loan portfolio totaling $6.6 million, or 2.6%, to $244.6 million, which generally resulted from higher loan prepayments as borrowers chose to refinance their loans in the declining interest rate environment. In view of the low interest rate environment, we chose not to be among the market leaders in loan pricing.

Nonperforming and impaired loans of $2.4 million consisted in large part of a $1.8 million commercial business and real estate loan relationship which became delinquent and was considered impaired during fiscal year 2002. There is a current appraisal of more than $3.0 million supporting the loans' collateral and no allocation to the allowance has been made for these loans.

Deposits at September 30, 2002, totaled $302.4 million, an increase of $1.4 million from $301.0 million at March 31, 2002. The growth in the deposit base largely reflected investors' preference for federally insured deposits compared to investing in equity securities.

Stockholders' equity increased by $826,000 during the six months ended September 30, 2002, as $1.2 million in net earnings for the six months ended September 30, 2002 was partially offset by dividends paid totaling $416,000.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2002 and 2001

General

Net earnings totaled $1.2 million for the six months ended September 30, 2002, an increase of $374,000, or 47.5%, over $787,000 of net earnings for the six months ended September 30, 2001. The growth in net earnings was primarily attributable to an increase in net interest income of $938,000, or 22.4%, coupled with a decrease in the provision for losses on loans of $59,000, or 60.8%, which were partially offset by a $92,000, or 11.5%, reduction in other income, a $343,000, or 9.3%, increase in general, administrative and other expense and a $188,000, or 47.2%, increase in federal income tax expense.

Interest Income

Interest income on loans declined $839,000, or 8.8%, for the six months ended September 30, 2002, due primarily to a 55 basis-point decrease in the weighted average yield on loans to 7.07%, as well as a $4.3 million, or 1.7%, reduction in weighted average loans outstanding from the comparable 2001 period.

Interest income on mortgage-backed securities increased $156,000, or 62.7%, during the six months ended September 30, 2002, due primarily to a $12.9 million, or 167.2%, increase in the weighted average balance outstanding from the comparable 2001 period, which was partially offset by a decrease in the average yield of 253 basis points to 3.94%.

Interest income on investments and interest-bearing deposits decreased by $137,000, or 15.1%, generally reflecting the continuing downward trend in the level of market interest rates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 2002 and 2001 (continued)

Interest Expense

Interest expense for the six months ended September 30, 2002 totaled $4.8 million, a decrease of $1.8 million, or 26.8%, from interest expense of $6.6 million for the six months ended September 30, 2001. The decrease resulted from a 141 basis point decrease in the average cost of funds to 3.16% for the 2002 period, which was partially offset by an increase in the average balance of deposits and borrowings outstanding of $17.2 million, or 6.0%, to $303.9 million for the period ended September 30, 2002.

Interest expense on deposits totaled $4.7 million for the six months ended September 30, 2002, a decrease of $1.7 million, or 27.0%, from the six months ended September 30, 2001, as a result of a 144 basis point decrease in the average cost of deposits to 3.12% for the 2002 period, which was partially offset by an increase in the average balance outstanding of $18.2 million, or 6.5%, to $298.9 million for the 2002 period.

Interest expense on borrowings totaled $131,000 for the six months ended September 30, 2002, a decrease of $29,000, or 18.1%, from the 2001 period, as a result of a decrease in the average cost of borrowings to 5.24%, coupled with a decrease in the average balance of borrowings to $5.0 million for the six months ended September 30, 2002 from $6.0 million for the six months ended September 30, 2001.

Net Interest Income

Net interest income totaled $5.1 million for the six months ended September 30, 2002, an increase of $938,000, or 22.4%, from the six month period ended September 30, 2001. The average interest rate spread increased to 3.10% for the six months ended September 30, 2002 from 2.61% for the six months ended September 30, 2001. The net interest margin increased to 3.23% for the six months ended September 30, 2002 from 2.80% for the six months ended September 30, 2001.

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $38,000 and $97,000 for the six-month periods ended September 30, 2002 and 2001, respectively. To the best of management's knowledge, all known and inherent losses that are probable and can be reasonably estimated have been recorded as of September 30, 2002 and 2001.

Other Income

Other income, consisting primarily of gains on sale of loans, service fees, and charges on deposit accounts, decreased by $92,000, or 11.5%, to $705,000 for the six months ended September 20, 2002, from $797,000 for the six months ended September 30, 2001. The decline resulted primarily from a reduction of $195,000, or 92.4%, in gains on sale of loans. Management chose to retain rather than sell higher-yielding current loans in view of rapid loan prepayments. Service fees, charges, and other operating income increased by $103,000, or 17.6%, to $689,000, for the six months ended September 30, 2002, due primarily to an enhanced service fee structure implemented on deposit accounts, coupled with increased income related to credit and debit cards.

General, Administrative, and Other Expense

General, administrative and other expense increased by $343,000, or 9.3%, to $4.0 million for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The increase resulted primarily from a $195,000, or 9.3%, increase in employee compensation and benefits, a $65,000, or 9.6%, increase in occupancy and equipment expense, a $66,000, or 8.6%, increase in other operating expense, and a $18,000, or 13.2%, increase in state franchise taxes. The increase in employee compensation and benefits was primarily attributable to normal merit

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended September 30, 2002 and 2001 (continued)

General, Administrative, and Other Expense (continued)

increases, an increase in employee benefit plan costs and additional staff needed for operating a new full service branch opened in May 2001 and a new drive-through facility opened in August 2001. The increase in occupancy and equipment expense was primarily attributable to costs incurred in connection with the new operating facilities. The increase in other operating expense was primarily attributable to increased professional fees coupled with increased costs related to credit cards. The increase in state franchise taxes reflected increased capital period-to-period.

Federal Income Taxes

The provision for federal income taxes was $586,000 for the six months ended September 30, 2002, an increase of $188,000, or 47.2%, compared to the same period in 2001. The increase resulted primarily from a $562,000, or 47.4%, increase in pretax earnings. The effective tax rate for the six months ended September 30, 2002 was 33.5% as compared to 33.6% for the same period in 2001.


Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and 2001

General

Net earnings totaled $607,000 for the three months ended September 30, 2002, an increase of $195,000, or 47.3%, over $412,000 of net earnings for the three months ended September 30, 2001. The growth in net earnings was primarily attributable to an increase in net interest income of $459,000, or 21.7%, coupled with a decrease in the provision for losses on loans totaling $74,000, or 77.9%, which were partially offset by a $72,000, or 16.6%, reduction in other income, a $178,000, or 9.7%, increase in general, administrative and other expense and a $88,000, or 41.3%, increase in federal income tax expense.

Interest Income

Interest income on loans declined $478,000, or 10.0%, for the three months ended September 30, 2002, due primarily to a 41 basis-point decrease in the weighted average yield on loans to 7.01%, as well as a $12.2 million, or 4.7%, reduction in weighted average loans outstanding from the comparable 2001 period.

Interest income on mortgage-backed securities increased during the three months ended September 30, 2002 by $65,000, or 55.1%, due primarily to a $15.7 million, or 211.6%, increase in the weighted average balance outstanding from the comparable 2001 period, which was partially offset by a decrease in the average yield of 320 basis points to 3.17%.

Interest income on investments and interest-bearing deposits decreased by $40,000, or 9.6%, due to a decrease of 139 basis points in the weighted average yield to 2.99%, which was partially offset by an increase in the weighted average outstanding balance of $12.3 million, or 32.3%, to $50.4 million.

Interest Expense

Interest expense for the quarter ended September 30, 2002 totaled $2.3 million, a decrease of $912,000, or 28.4%, from interest expense of $3.2 million for the three months ended September 30, 2001. The decrease resulted from a 141 basis point decrease in the average cost of funds to 3.02% in the 2002 quarter, which was partially offset by an increase in the average balance of deposits and borrowings outstanding of $14.3 million, or 4.9%, to $304.5 million for the quarter ended September 30, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and 2001 (continued)

Interest Expense (continued)

Interest expense on deposits totaled $2.2 million for the three months ended September 30, 2002, a decrease of $900,000, or 28.7%, from the three months ended September 30, 2001, as a result of a 143 basis point decrease in the average cost of deposits to 2.98% for the 2002 period, which was partially offset by a $15.3 million, or 5.4%, increase in the average balance outstanding to $299.5 million for the 2002 period.

Interest expense on borrowings totaled $66,000 for the quarter ended September 30, 2002, a decrease of $12,000, or 15.4%, from the 2001 period, as a result of a decrease in the average balance of borrowings to $5.0 million for the three months ended September 30, 2002 from $6.0 million for the three months ended September 30, 2001, which was partially offset by an eight basis point increase in the average cost of borrowings to 5.28% for the quarter ended September 30, 2002.

Net Interest Income

Net interest income totaled $2.6 million for the three months ended September 30, 2002, an increase of $459,000, or 21.7%, over the three month period ended September 30, 2001. The average interest rate spread increased to 3.08% for the three months ended September 30, 2002 from 2.58% for the three months ended September 30, 2001. The net interest margin increased to 3.22% for the three months ended September 30, 2002 from 2.79% for the three months ended September 30, 2001.

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $21,000 and $95,000 for the three-month periods ended September 30, 2002 and 2001, respectively. To the best of management's knowledge, all known and inherent losses that are probable and can be reasonably estimated have been recorded as of September 30, 2002 and 2001.

Other Income

Other income, consisting primarily of gains on sale of loans, service fees, and charges on deposit accounts, decreased by $72,000, or 16.6%, to $361,000 for the three months ended September 20, 2002, from $433,000 for the three months ended September 30, 2001. The decline resulted primarily from a reduction of $135,000 in gains on sale of loans. Management chose to retain rather than sell higher-yielding current loans in view of rapid loan prepayments. Service fees, charges, and other operating income increased by $63,000, or 21.1%, to $361,000, for the three months ended September 30, 2002, due primarily to an enhanced service fee structure implemented on deposit accounts, coupled with increased income related to credit and debit cards.

General, Administrative, and Other Expense

General, administrative and other expense increased by $178,000, or 9.7%, to $2.0 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase resulted primarily from a $104,000, or 10.0%, increase in employee compensation and benefits, a $16,000, or 4.6%, increase in occupancy and equipment expense, a $48,000, or 13.3%, increase in other operating expense, and a $12,000, or 17.4%, increase in state franchise taxes. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a new drive-through facility which opened in August 2001. The increase in occupancy and equipment expense was primarily attributable to costs incurred in connection with the new operating facility. The increase in other operating expense is primarily attributable to increased professional fees. The increase in franchise taxes reflected increased capital period-to-period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and 2001 (continued)

Federal Income Taxes

The provision for federal income taxes was $301,000 for the three months ended September 30, 2002, an increase of $88,000, or 41.3%, compared to the same period in 2001. The increase resulted primarily from a $283,000, or 45.3%, increase in pretax earnings. The effective tax rate for the three months ended September 30, 2002 was 33.1% as compared to 34.1% for the same period in 2001.


Restatement of Form 10-QSB for the Quarter Ended September 30, 2001

The Company's quarterly report on Form 10-QSB for the three and nine month periods ended December 31, 2001, was restated on October 1, 2002 to provide primarily for the recording of adjustments related to depreciation expense and certain other adjustments in the fiscal 2002 year. The effect of the items subject to restatement in the quarter ended September 30, 2001 results of operations resulted in a decrease of $1,000, or $.00 per share, in net earnings from the previously reported amount in the Form 10-QSB for quarter ended September 30, 2001. The $1,000 decline in net earnings for the September 2001 quarter was the product of a $3,000 decrease in net interest income and an $8,000 increase in general, administrative and other expense which were partially offset by a $10,000 reduction in the provision for federal income tax. For additional information regarding the restatement reference is made to the Company's restated 10-QSB filing for the nine months ended December 31, 2001.

ITEM 3                    CONTROLS AND PROCEDURES


         (a)      Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the Company's periodic
SEC filings.

         (b)      Changes in internal controls.

         There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         Not applicable

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                EX-99.1                 Written Statement of Chief Executive
                                          Officer furnished pursuant to Section
                                          906 of the Sarbanes-Oxley Act of
                                          2002, 18 U.S.C. Section 1350

                EX-99.2                 Written Statement of Chief Financial
                                          Officer furnished pursuant to Section
                                           906 of the Sarbanes-Oxley Act of
                                          2002, 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K:      On July 3, 2002, the Company reported on
                                          Form 8-K that it had mailed its 2002
                                          Annual Report to Stockholders and
                                          attached as an exhibit to the
                                          Form 8-K, a summary of financial data
                                          contained therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      November 14, 2002                By: /s/Charles C. Finn
       ---------------------------              ------------------------------
                                                Charles C. Finn
                                                Chairman and President





Date:      November 14, 2002                By: /s/Michael C. Anderson
       ---------------------------              ------------------------------
                                                Michael C. Anderson
                                                Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Charles F. Finn, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wayne Savings Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                         /s/Charles F. Finn
-----------------                         -------------------------------------
Date                                      Charles F. Finn
                                          President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael C. Anderson,  Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wayne Savings Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                              /s/Michael C. Anderson
-----------------                              -------------------------------
Date                                           Michael C. Anderson
                                               Chief Financial Officer