Form 10QSB
period 2002-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2003-02-14
CIK 1036030

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 2002
                               -----------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  31-1557791
---------------------------                           -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

151 North Market Street
Wooster, Ohio                                               44691
---------------------------                             -------------
(Address of principal                                     (Zip Code)
executive office)

Registrant's telephone number, including area code: (330) 264-5767

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                   No
     ---                                     ---

As of February 10, 2003, the latest practicable date, 3,888,636 shares of the registrant's common stock, $0.10 par value, were issued and outstanding.

Transitional Small Business Disclosure Format

Yes                                       No   X
    ---                                       ---

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                         Page

PART I   -   FINANCIAL INFORMATION

  Item 1     Consolidated Statements of Financial Condition                3

             Consolidated Statements of Earnings                           4

             Consolidated Statements of Comprehensive Income               5

             Consolidated Statements of Cash Flows                         6

             Notes to Consolidated Financial Statements                    8

  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                12

  Item 3     Controls and Procedures                                      18


PART II -    OTHER INFORMATION                                            19

SIGNATURES                                                                20

CERTIFICATIONS PURSUANT TO SECTION 302 OF
  THE SARBANES-OXLEY ACT                                                  21

PART I.  FINANCIAL INFORMATION
  ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                            December 31,        March 31,
         ASSETS                                                                                     2002             2002
Cash and due from banks                                                                         $  3,655         $  2,250
Federal funds sold                                                                                25,000           15,000
Interest-bearing deposits in other financial institutions                                          6,779           10,633
                                                                                                 -------          -------
         Cash and cash equivalents                                                                35,434           27,883

Investment securities available for sale - at market                                               3,511               -
Investment securities - at amortized cost, approximate  market value of $23,775
  and $22,098 as of December 31, 2002 and March 31, 2002, respectively                            23,302           22,286
Mortgage-backed securities available for sale - at market                                         48,018            3,449
Mortgage-backed securities - at cost, approximate market value of $11,832 and
  $13,835 as of December 31, 2002 and March 31, 2002, respectively                                11,655           13,877
Loans receivable - net                                                                           237,492          251,172
Office premises and equipment - net                                                                8,942            9,208
Real estate acquired through foreclosure                                                              -                19
Federal Home Loan Bank stock - at cost                                                             4,001            3,767
Cash surrender value of life insurance                                                             5,054               -
Accrued interest receivable on loans                                                                 980            1,153
Accrued interest receivable on mortgage-backed securities                                            248               83
Accrued interest receivable on investments and interest-bearing deposits                             448              250
Prepaid expenses and other assets                                                                  2,362            1,688
Prepaid federal income taxes                                                                          -                 8
                                                                                                 -------          -------

         Total assets                                                                           $381,447         $334,843
                                                                                                 =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                        $320,256         $300,957
Advances from the Federal Home Loan Bank                                                          30,000            5,000
Advances by borrowers for taxes and insurance                                                      1,424              880
Accrued interest payable                                                                             103              223
Accounts payable on mortgage loans serviced for others                                               162              116
Other liabilities                                                                                    936              853
Accrued federal income taxes                                                                         114               -
Deferred federal income taxes                                                                        853              767
                                                                                                 -------          -------
         Total liabilities                                                                       353,848          308,796

Commitments                                                                                           -                -

Stockholders' equity
  Common stock (20,000,000 shares of $1.00 par value authorized; 2,644,035 and
  2,640,835 shares issued at December 31, 2002 and March 31, 2002, respectively)                   2,644            2,641
  Additional paid-in capital                                                                      14,457           14,444
  Retained earnings - substantially restricted                                                    11,398           10,121
  Less:  70,015 and 70,014 shares of treasury stock at December 31, 2002 and
    March 31, 2002, respectively - at cost                                                        (1,181)          (1,181)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                                281               22
                                                                                                 -------          -------
         Total stockholders' equity                                                               27,599           26,047
                                                                                                 -------          -------

         Total liabilities and stockholders' equity                                             $381,447         $334,843
                                                                                                 =======          =======


See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                               Nine months              Three months
                                                                                  ended                     ended
                                                                              December 31,              December 31,
                                                                            2002         2001         2002         2001
Interest income
  Loans                                                                  $12,866      $14,325       $4,117       $4,737
  Mortgage-backed securities                                                 875          376          470          127
  Investment securities                                                      835          654          346          247
  Interest-bearing deposits and other                                        406          661          123          159
                                                                          ------       ------        -----        -----
         Total interest income                                            14,982       16,016        5,056        5,270

Interest expense
  Deposits                                                                 6,673        9,371        2,006        2,975
  Borrowings                                                                 430          228          299           68
                                                                          ------       ------        -----        -----
         Total interest expense                                            7,103        9,599        2,305        3,043
                                                                          ------       ------        -----        -----

         Net interest income                                               7,879        6,417        2,751        2,227
Provision for losses on loans                                                 75          118           37           21
                                                                          ------       ------        -----        -----
         Net interest income after provision for losses on loans           7,804        6,299        2,714        2,206

Other income
  Gain on sale of loans                                                       42          425           26          214
  Increase in cash surrender value of life insurance                          54           -            54           -
  Loss on disposal of real estate acquired through foreclosure               (11)          -            -            -
  Service fees, charges and other operating                                1,077          874          388          288
                                                                          ------       ------        -----        -----
         Total other income                                                1,162        1,299          468          502

General, administrative and other expense
  Employee compensation and benefits                                       3,475        3,217        1,189        1,124
  Occupancy and equipment                                                  1,116        1,002          371          310
  Federal deposit insurance premiums                                          41           66           14           24
  Franchise taxes                                                            231          205           77           69
  Other operating                                                          1,281        1,183          456          441
                                                                          ------       ------        -----        -----
         Total general, administrative and other expense                   6,144        5,673        2,107        1,968
                                                                          ------       ------        -----        -----

         Earnings before income taxes                                      2,822        1,925        1,075          740

Federal incomes taxes
  Current                                                                    969          375          481          (38)
  Deferred                                                                   (47)         276         (145)         291
                                                                          ------       ------        -----        -----
         Total federal income taxes                                          922          651          336          253
                                                                          ------       ------        -----        -----

         NET EARNINGS                                                    $ 1,900      $ 1,274       $  739       $  487
                                                                          ======       ======        =====        =====

         EARNINGS PER SHARE
           Basic                                                          $0.74        $0.50         $0.29        $0.19
                                                                           ====         ====          ====         ====
           Diluted                                                        $0.74        $0.50         $0.29        $0.19
                                                                           ====         ====          ====         ====

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                             Nine months                Three months
                                                                                ended                       ended
                                                                            December 31,                December 31,
                                                                         2002         2001            2002         2001
Net earnings                                                           $1,900       $1,274            $739         $487

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities,
    net of taxes(benefits) of $133, $4, $100 and $(10),
    during the respective periods                                         259            7             194          (20)
                                                                        -----        -----             ---         ----

Comprehensive income                                                   $2,159       $1,281            $933         $467
                                                                        =====        =====             ===          ===

Accumulated comprehensive income                                       $  281       $   40            $281         $ 40
                                                                        =====        =====             ===          ===











































See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,900           $ 1,274
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            253               (22)
    Amortization of deferred loan origination fees                                               (318)             (357)
    Depreciation and amortization                                                                 422               331
    Gain on sale of loans                                                                         (27)             (243)
    Proceeds from sale of loans in the secondary market                                         3,169            17,990
    Loans originated for sale in the secondary market                                          (1,715)          (16,886)
    Provision for losses on loans                                                                  75               118
    Loss on disposal of real estate acquired through foreclosure                                   11                -
    Federal Home Loan Bank stock dividends                                                       (137)             (178)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        173               157
      Accrued interest receivable on mortgage-backed securities                                  (165)              (31)
      Accrued interest receivable on investments and interest-bearing deposits                   (198)              (49)
      Prepaid expenses and other assets                                                          (674)             (119)
      Accrued interest payable                                                                   (120)             (213)
      Accounts payable on mortgage loans serviced for others                                       46                81
      Other liabilities                                                                            83              (360)
      Federal income taxes
        Current                                                                                   122                84
        Deferred                                                                                  (47)              276
                                                                                               ------            ------
          Net cash provided by operating activities                                             2,853             1,853

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                            (14,049)           (9,049)
  Purchase of investment securities designated as available for sale                           (5,086)               -
  Proceeds from maturity of investment securities designated as held to maturity               12,927             6,529
  Proceeds from maturity of investment securities designated as available for sale              1,673                -
  Purchase of mortgage-backed securities designated as held to maturity                        (3,557)           (8,404)
  Purchase of mortgage-backed securities designated as available for sale                     (47,108)           (2,053)
  Principal repayments on mortgage-backed securities designated as held to maturity             5,691             3,054
  Principal repayments on mortgage-backed securities designated as available for sale           2,774               959
  Loan principal repayments                                                                    57,709            59,132
  Loan disbursements                                                                          (45,213)          (69,976)
  Purchase of office premises and equipment - net                                                (156)             (832)
  Purchase of bank-owned life insurance                                                        (5,000)               -
  Increase in cash surrender value of life insurance                                              (54)               -
  Proceeds from sale of real estate acquired through foreclosure                                    8                12
  Decrease in certificates of deposit in other financial institutions                              -              5,700
  Purchase of Federal Home Loan Bank stock                                                        (97)              (38)
                                                                                               ------            ------
          Net cash used in investing activities                                               (39,538)          (14,966)
                                                                                               ------            ------

          Net cash used in operating and investing activities
            (balance carried forward)                                                         (36,685)          (13,113)
                                                                                               ------            ------

                         Wayne Savings Bancshares, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended December 31,
                                 (In thousands)


                                                                                                   2002            2001
          Net cash used in operating and investing activities
            (balance brought forward)                                                          $(36,685)       $(13,113)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               19,299          20,467
  Proceeds from Federal Home Loan Bank advances                                                  25,000           5,000
  Repayment of Federal Home Loan Bank advances                                                       -           (6,000)
  Advances by borrowers for taxes and insurance                                                     544             777
  Dividends paid on common stock                                                                   (623)           (644)
  Proceeds from exercise of stock options                                                            16              -
  Purchase of treasury shares                                                                        -             (178)
                                                                                                -------         -------
          Net cash provided by financing activities                                              44,236          19,422
                                                                                                -------         -------

Net increase in cash and cash equivalents                                                         7,551           6,309

Cash and cash equivalents at beginning of period                                                 27,883          20,902
                                                                                                -------         -------

Cash and cash equivalents at end of period                                                     $ 35,434        $ 27,211
                                                                                                =======         =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $    713        $    457
                                                                                                =======         =======

    Interest on deposits and borrowings                                                        $  7,223        $  9,812
                                                                                                =======         =======


Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loan upon sale of real estate acquired through foreclosure              $     -         $     93
                                                                                                =======         =======

  Issuance of mortgage loan upon sale of impaired loan                                         $    450        $     -
                                                                                                =======         =======

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                           $    259        $      7
                                                                                                =======         =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                          $     15        $    182
                                                                                                =======         =======














See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements as of December 31, 2002 and for the nine and three months ended December 31, 2002 and 2001 were prepared in accordance with instructions for Form 10-QSB and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-KSB for the year ended March 31, 2002.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the nine-month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         Wayne Savings Bancshares, Inc.'s (the "Company") critical accounting policy relates to the allowance for loan losses. It is based on management's estimate of probable known and inherent credit losses existing in the loan portfolio. The allowance is established through provisions for loan losses charged to income. Loans are charged off against the allowance when the collectibility of principal is unlikely. Recoveries of loans previously charged off are credited to the allowance.

         In determining the level of the allowance for loan losses, management evaluates specific credits and the loan portfolio in general using several criteria that include historical performance, collateral values, cash flows and current economic conditions. The evaluation culminates with a judgment on the probability of collection of loans outstanding. Management's methodology provides for three allowance components. The first component represents allowances established for specific identified loans. The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis. Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trends of loan delinquencies, and the level and trends of classified assets. The last component is an unallocated allowance based on evaluation of factors such as trends in the economy and real estate values in the areas where the Company lends money, concentrations in the amount of loans the Company has outstanding to large borrowers and concentrations in the type and geographic location of loan collateral. Determination of the unallocated allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because if (a) addresses the probable inherent risk of loss that exists in the Company's loan portfolio (which is substantially comprised of loans with repayment terms extended over many years) and
         (b) helps to recognize the risk related to the margin of imprecision inherent in the estimation of the other two components of the allowance.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2002 and 2001


2.       Reorganization and Change of Corporate Form

         The Board of Directors of Wayne Savings Bankshares, M.H.C. (the "M.H.C.") adopted a Plan of Conversion (the "Plan") on July 10, 2001. Pursuant to the Plan, the M.H.C. converted from the mutual holding company form of organization to the fully public form. Wayne Savings Bankshares, M.H.C., the mutual holding company parent of Wayne Savings Bancshares, Inc., was merged into Wayne Savings Community Bank, and Wayne Savings Bankshares, M.H.C. no longer exists. Pursuant to the Plan, Wayne Savings Bancshares, Inc., which owns 100% of Wayne Savings Community Bank, was succeeded by a new Delaware corporation with the same name. As part of the conversion, Wayne Savings Bankshares, M.H.C.'s ownership interest as evidenced by 1,350,699 shares of Wayne Savings Bancshares, Inc. common stock, was offered for sale in the subscription and community offering. All of the capital stock of Wayne Savings Community Bank is now held by Wayne Savings Bancshares, Inc.

         The Plan was approved by the Office of Thrift Supervision ("OTS") on November 21, 2002 and a majority of shareholders on December 30, 2002. The stock offering was completed on January 8, 2003.

         Under the Plan, at the conclusion of the conversion and related offering, each share of Wayne Savings Bancshares, Inc. common stock held by persons other than Wayne Savings Bankshares, M.H.C. was converted automatically into and became a right to receive 1.5109 new shares of Wayne Savings Bancshares, Inc. common stock.

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

3.       Principles of Consolidation

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

                         Wayne Savings Bancshares, Inc.

      For the nine and three month periods ended December 31, 2002 and 2001


4.       Earnings Per Share

         Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                         For the nine months ended           For the three months ended
                                                                December 31,                           December 31,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         2,573,024       2,571,574               2,574,020      2,569,544
         Dilutive effect of assumed exercise
           of stock options                                9,115          11,713                   8,932         11,856
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       2,582,139       2,583,287               2,582,952      2,581,400
                                                       =========       =========               =========      =========

5.       Effects of Recent Accounting Pronouncements

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

                         Wayne Savings Bancshares, Inc.

      For the nine and three month periods ended December 31, 2002 and 2001


5.  Effects of Recent Accounting Pronouncements (continued)

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

         The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

         SFAS No. 147 is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position or results of operations.

6.  Forward-looking Statements

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

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from March 31, 2002 to December 31,
2002

At December 31, 2002, we had total assets of $381.4 million, an increase of $46.6 million, or 13.9%, from March 31, 2002 levels. Our growth was funded through increases in deposits and Federal Home Loan Bank advances.

Liquid assets consisting of cash, interest-bearing deposits, and investment securities increased by $12.1 million, or 24.1%, to $62.2 million at December 31, 2002. Cash and cash equivalents increased by $7.6 million , or 27.1%, due to the receipt of funds for the pending stock offering, partially offset by the redeployment of excess cash into higher yielding assets. Investment securities increased by $4.5 million, or 20.3%, due to purchases totaling $19.1 million, partially offset by maturities totaling $14.6 million.

Mortgage-backed securities increased by $42.3 million to $59.7 million as management purchased short lived adjustable rate mortgage-backed securities in order to provide an enhanced yield over the short term cash investment rate. Mortgage-backed securities totaling $50.7 million were purchased in the nine-month period ended December 31, 2002, which were partially offset by repayments totaling $8.5 million.

Loans receivable totaled $237.5 million, a decrease of $13.7 million, or 5.4%, from $251.2 million at March 31, 2002, due generally from higher loan prepayments as borrowers chose to refinance their loans in the current low interest rate environment. In view of the low interest rate environment, we decided not to be the market leader in loan pricing. The proceeds of the loan repayments were primarily used to purchase mortgage-backed and investment securities.

Nonperforming and impaired loans of $3.2 million consisted in large part of a $1.8 million commercial business and real estate loan relationship which became delinquent and was considered impaired during fiscal year 2002. There is a current appraisal of more than $3.0 million supporting the loans' collateral and no allocation to the allowance for loan losses has been made for these loans. The remaining nonperforming and impaired loans were primarily comprised of well-secured residential real estate loans.

Additionally during the three months ended December 31, 2002, we purchased bank-owned life insurance ("BOLI") which has a cash surrender value of $5.1 million at December 31, 2002. Management purchased BOLI to help offset employee benefit costs and to increase life insurance coverage with the tax-free earnings from this asset.

Deposits at December 31, 2002, totaled $320.3 million, an increase of $19.3 million from $301.0 million at March 31, 2002. The growth was mainly due to $17.1 million of deposits awaiting our secondary stock issuance which was completed in January 2003.

Advances from the Federal Home Loan Bank increased by $25.0 million. The proceeds from the fixed rate borrowings were used to purchase matching length mortgage-backed and investment securities in order to increase net interest income and cash flows over the next five years.

Stockholders' equity increased by $1.6 million during the nine months ended December 31, 2002, as $1.9 million in net earnings for the nine months ended December 31, 2002 was partially offset by dividends paid totaling $623,000. Additionally, the available for sale market valuation increased by $259,000 during the nine months ended December 31, 2002.

We are required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 2002, our regulatory capital was well in excess of such minimum capital requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2002 and 2001

General

Net earnings totaled $1.9 million for the nine months ended December 31, 2002, an increase of $626,000, or 49.1%, over the $1.3 million of net earnings for the nine months ended December 31, 2001. The growth in net earnings was primarily attributable to an increase in net interest income of $1.5 million, or 22.8%, coupled with a decrease in the provision for losses on loans of $43,000, or 36.4%, which were partially offset by a $137,000, or 10.5%, reduction in other income, a $482,000, or 8.5%, increase in general, administrative and other expense and a $271,000, or 41.6%, increase in federal income tax expense.

Interest Income

Interest income on loans declined $1.5 million, or 10.2%, for the nine months ended December 31, 2002, due primarily to a 56 basis-point decrease in the weighted average yield on loans to 7.01%, as well as a $7.7 million, or 3.0%, reduction in weighted average loans outstanding from the comparable 2001 period.

Interest income on mortgage-backed securities increased $499,000, or 132.7%, during the nine months ended December 31, 2002, due primarily to a $21.7 million increase in the weighted average balance outstanding from the comparable 2001 period, which was partially offset by a decrease in the average yield of 215 basis points to 3.89%.

Interest income on investments and interest-bearing deposits decreased by $74,000, or 5.6%, mainly due to a decrease in average yield of 95 basis points to 3.25%, offset by an increase in the weighted average outstanding balance of $9.3 million, or 22.2% to $51.0 million.

Interest Expense

Interest expense for the nine months ended December 31, 2002 totaled $7.1 million, a decrease of $2.5 million, or 26.0%, from interest expense of $9.6 million for the nine months ended December 31, 2001. The decrease resulted from a 141 basis point decrease in the average cost of funds to 3.02% for the 2002 period, which was partially offset by an increase in the average balance of deposits and borrowings outstanding of $24.3 million, or 8.4%, to $313.5 million for the period ended December 31, 2002.

Interest expense on deposits totaled $6.7 million for the nine months ended December 31, 2002, a decrease of $2.7 million, or 28.8%, from the nine months ended December 31, 2001, as a result of a 145 basis point decrease in the average cost of deposits to 2.96% for the 2002 period, which was partially offset by an increase in the average balance outstanding of $17.0 million, or 6.0%, to $300.5 million for the 2002 period.

Interest expense on borrowings totaled $430,000 for the nine months ended December 31, 2002, an increase of $202,000, or 88.6%, over the 2001 period, as a result of an increase in the average outstanding balance of advances from the Federal Home Loan Bank totaling $7.3 million, or 128.0%, to $12.9 million for the nine months ended December 31, 2002, which was partially offset by a decrease in the weighted average cost of borrowings of 93 basis points, to 4.43% for the December 31, 2002 period.

Net Interest Income

Net interest income totaled $7.9 million for the nine months ended December 31, 2002, an increase of $1.5 million, or 22.8%, from the nine month period ended December 31, 2001. The average interest rate spread increased to 3.11% for the nine months ended December 31, 2002 from 2.64% for the nine months ended December 31, 2001. The net interest margin increased to 3.22% for the nine months ended December 31, 2002 from 2.83% for the nine months ended December 31, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended December 31, 2002 and 2001 (continued)

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $75,000 and $118,000 for the nine-month periods ended December 31, 2002 and 2001, respectively. To the best of management's knowledge, all known and inherent losses that are probable and can be reasonably estimated have been recorded as of December 31, 2002 and 2001.

Other Income

Other income, consisting primarily of gains on sale of loans, income from bank-owned life insurance, service fees, and charges on deposit accounts, decreased by $126,000, or 9.7%, to $1.2 million for the nine months ended December 31, 2002, from $1.3 million for the nine months ended December 31, 2001. The decline resulted primarily from a reduction of $383,000, or 90.1%, in gains on sale of loans. Management chose not to price aggressively in the current low rate environment, therefore the Company had fewer loans eligible for sale and was more selective in selling such loans. The Company also recognized $54,000 increase in the cash surrender value of life insurance purchased during the period ended December 31, 2002. Service fees, charges, and other operating income increased by $203,000, or 23.2%, to $1.1 million, for the nine months ended December 31, 2002, due primarily to an enhanced service fee structure implemented on deposit accounts, coupled with increased income related to credit and debit cards.

General, Administrative, and Other Expense

General, administrative and other expense increased by $482,000, or 8.5%, to $6.2 million for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The increase resulted primarily from a $258,000, or 8.0%, increase in employee compensation and benefits, a $114,000, or 11.4%, increase in occupancy and equipment expense, a $98,000, or 8.3%, increase in other operating expense, and a $26,000, or 12.7%, increase in state franchise taxes, which were partially offset by a $25,000, or 37.9%, decrease in federal deposit insurance premiums and lower deferred loan costs due to the reduction in loan origination volume. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a new full service branch opened in May 2001 and a new drive-through facility opened in August 2001. The increase in occupancy and equipment expense was primarily attributable to costs incurred in connection with the new operating facilities. The increase in other operating expense was primarily attributable to increased professional fees coupled with increased costs related to credit cards. The increase in state franchise taxes reflected increased capital period-to-period. The decrease in federal deposit insurance premiums is primarily attributable to a decrease in rate period-to-period.

Federal Income Taxes

The provision for federal income taxes was $922,000 for the nine months ended December 31, 2002, an increase of $271,000, or 41.6%, compared to the same period in 2001. The increase resulted primarily from a $897,000, or 46.6%, increase in pretax earnings. The effective tax rate for the nine months ended December 31, 2002 was 32.7% as compared to 33.8% for the same period in 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2002 and 2001

General

Net earnings totaled $739,000 for the three months ended December 31, 2002, an increase of $252,000, or 51.8%, over $487,000 of net earnings for the three months ended December 31, 2001. The growth in net earnings was primarily attributable to an increase in net interest income of $524,000, or 23.5%, which was partially offset by an increase in the provision for losses on loans totaling $16,000, or 76.2%, a $34,000, or 6.8%, reduction in other income, a $139,000, or 7.1%, increase in general, administrative and other expense and a $83,000, or 32.8%, increase in federal income tax expense.

Interest Income

Interest income on loans declined $620,000, or 13.1%, for the three months ended December 31, 2002, due primarily to a 60 basis-point decrease in the weighted average yield on loans to 6.87%, as well as a $14.3 million, or 6.0%, reduction in weighted average loans outstanding to $239.5 million from the comparable 2001 period.

Interest income on mortgage-backed securities increased during the three months ended December 31, 2002 by $343,000 due primarily to a $39.3 million, or 414.2%, increase in the weighted average balance outstanding from the comparable 2001 period, which was partially offset by a decrease in the average yield of 150 basis points to 3.85%.

Interest income on investments and interest-bearing deposits increased by $63,000, or 15.5%, due to an increase in the weighted average outstanding balance of $9.2 million, or 20.1%, to $54.8 million, partially offset by a decrease of 14 basis points in the weighted average yield to 3.42%.

Interest Expense

Interest expense for the quarter ended December 31, 2002 totaled $2.3 million, a decrease of $738,000, or 24.3%, from interest expense of $3.0 million for the three months ended December 31, 2001. The decrease resulted from a 131 basis point decrease in the average cost of funds to 2.77% in the 2002 quarter, which was partially offset by an increase in the average balance of deposits and borrowings outstanding of $33.9 million, or 11.4%, to $332.5 million for the quarter ended December 31, 2002.

Interest expense on deposits totaled $2.0 million for the three months ended December 31, 2002, a decrease of $1.0 million, or 32.6%, from the three months ended December 31, 2001, as a result of a 141 basis point decrease in the average cost of deposits to 2.64% for the 2002 period, which was partially offset by a $10.1 million, or 3.4%, increase in the average balance outstanding to $303.7 million for the 2002 period.

Interest expense on borrowings totaled $299,000 for the quarter ended December 31, 2002, an increase of $231,000, or 339.7%, over the 2001 period, as a result of an increase in the average balance of borrowings to $28.8 million for the three months ended December 31, 2002 from $5.0 million for the three months ended December 31, 2001, which was partially offset by a 127 basis point decrease in the average cost of borrowings to 4.15% for the quarter ended December 31, 2002.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended December 31, 2002, an increase of $524,000, or 23.5%, over the three month period ended December 31, 2001. The average interest rate spread increased to 3.12% for the three months ended December 31, 2002 from 2.75% for the three months ended December 31, 2001. The net interest margin increased to 3.21% for the three months ended December 31, 2002 from 2.89% for the three months ended December 31, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2002 and 2001 (continued)

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $37,000 and $21,000 for the three-month periods ended December 31, 2002 and 2001, respectively. To the best of management's knowledge, all known and inherent losses that are probable and can be reasonably estimated have been recorded as of December 31, 2002 and 2001.

Other Income

Other income, consisting primarily of gains on sale of loans, income from bank-owned life insurance, service fees, and charges on deposit accounts, decreased by $34,000, or 6.8%, to $468,000 for the three months ended December 30, 2002, from $502,000 for the three months ended December 31, 2001. The decline resulted primarily from a reduction of $188,000 in gains on sale of loans. Management chose not to price aggressively in the current low rate environment, therefore the Company had fewer loans eligible for sale and was more selective in selling such loans. The Company also recognized $54,000 increase in cash surrender value of life insurance purchased during the period ended December 31, 2002. Service fees, charges, and other operating income increased by $100,000, or 34.7%, to $388,000, for the three months ended December 31, 2002, due primarily to an enhanced service fee structure implemented on deposit accounts, coupled with increased income related to credit and debit cards.

General, Administrative, and Other Expense

General, administrative and other expense increased by $139,000, or 7.1%, to $2.1 million for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase resulted primarily from a $65,000, or 5.8%, increase in employee compensation and benefits, a $61,000, or 19.7%, increase in occupancy and equipment expense, a $15,000, or 3.4%, increase in other operating expense, and an $8,000, or 11.6%, increase in state franchise taxes, which were partially offset by a decrease in federal deposit insurance premiums of $10,000, or 41.7%. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a new drive-through facility which opened in August 2001. Additionally, compensation costs increased in the current quarter due to a reduction of deferred loan origination costs due to reduced loan volume. The increase in occupancy and equipment expense was primarily attributable to costs incurred in connection with the new operating facility. The increase in other operating expense is primarily attributable to increased professional fees. The increase in franchise taxes reflected increased capital period-to-period. The decrease in federal deposit insurance premiums is due to lower premium rates period-to-period

Federal Income Taxes

The provision for federal income taxes was $336,000 for the three months ended December 31, 2002, an increase of $83,000, or 32.8%, compared to the same period in 2001. The increase resulted primarily from a $335,000, or 45.3%, increase in pretax earnings. The effective tax rate for the three months ended December 31, 2002 was 31.3% as compared to 34.2% for the same period in 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Restatement of Form 10-QSB for the Quarter Ended December 31, 2001

The Company's quarterly report on Form 10-QSB for the three and nine month periods ended December 31, 2001, was restated on October 1, 2002 to provide for the recording of adjustments related to depreciation expense and certain other adjustments in accordance with generally accepted accounting principles in the fiscal 2002 year. The effect of the items subject to restatement in the nine month period ended December 31, 2001 resulted in a decrease of $14,000, or $.00 per share, in net earnings for the previously reported amount in the Form 10-QSB for the nine month period ended December 31, 2001. The $14,000 decrease in net earnings for the nine month period was the product of a $6,000 decrease in net interest income after provision for loan losses and a $22,000 increase in general administrative and other expense, which were partially offset by a $14,000 reduction in the provision for federal income taxes. The effect of the items subject to restatement in the quarter ended December 31, 2001 statement of earnings resulted in a decrease of $8,000, or $.00 per share, in net earnings from the previously reported amount in the Form 10-QSB for quarter ended December 31, 2001. The $8,000 decline in net earnings for the December 2001 quarter was the product of a $3,000 decrease in net interest income and an $8,000 increase in general, administrative and other expense which were partially offset by a $3,000 reduction in the provision for federal income tax. For additional information regarding the restatement reference is made to the Company's restated 10-QSB filing for the nine months ended December 31, 2001.


Subsequent Event

In an offering that commenced on November 24, 2002 (pursuant to a Registration Statement, Commission File No. 333-69600, which became effective on November 14,
2002) and completed on January 8, 2003, the Company sold 2,040,816 shares of common stock at $10.00 per share resulting in gross proceeds of $20.4 million.

The total expenses of the offering amounted to $1.9 million, resulting in net proceeds of $18.5 million. As described in the offering prospectus, $11.7 million of the net proceeds were invested in Wayne Savings Community Bank, the Company's subsidiary, to be used to support increased lending. Immediately upon closing, such net proceeds were invested by Wayne Savings Community Bank in federal funds, short-term investment grade securities and mortgage-backed securities. Approximately $2.0 million of net proceeds were invested in Wayne Savings Community Bank's savings bank subsidiary, Village Savings Bank, to be used by that entity for general corporate purposes.

The $6.8 million remaining net proceeds was retained by the Company. The Company used $1.6 million of the net proceeds to provide a loan to the employee stock ownership plan to fund the purchase of common stock in the offering. The balance of the net proceeds retained by the Company are being held for general corporate purposes, which may include paying cash dividends or funding stock benefit plans.

ITEM 3                     CONTROLS AND PROCEDURES


         (a)      Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On December 30, 2002, a special meeting of shareholders was held. The matter presented to the shareholders was the Plan of Conversion and Reorganization, for which the following votes were cast:

         For:  2,052,115         Against:  7,999              Abstain:  6,408

         Excluding the shares owned by Wayne Savings Bankshares, M.H.C., the votes cast were:

         For:  701,416           Against:  7,999              Abstain:  6,408

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                EX-99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                EX-99.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K:      On October 1, 2002, the Company reported
                                        on Form 8-K/A that it had filed the
                                        fourth amendment of Form AC in
                                        connection with its conversion to a
                                        capital stock corporation.  In
                                        connection with the filing of Form AC,
                                        the consolidated financial statements
                                        for the years ended March 31, 2001, 2000 and 1999 were restated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      February 14, 2003               By: /s/Charles C. Finn
       --------------------------              -----------------------------
                                                 Charles C. Finn
                                                 Chairman and President





Date:      February 14, 2003               By: /s/Michael C. Anderson
       --------------------------              ------------------------------
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


February 14, 2003                        /s/Charles F. Finn
-----------------                        ------------------------------------
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


February 14, 2003                            /s/Michael C. Anderson
-----------------                            ----------------------
Date                                         Michael C. Anderson
                                             Chief Financial Officer