Form 10-K
period 2003-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2003-06-27
CIK 1036030

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2003

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                           Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  31-1557791
                --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

 151 North Market Street, Wooster, Ohio                      44691
 --------------------------------------                      -----
(Address of Principal Executive Offices)                    Zip Code

                                 (330) 264-5767
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par value $.10 per share
                                                             --------------------------------------
                                                                         (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |_| NO |X|.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on June 13, 2003, was approximately $53.0 million. As of June 13, 2003, there were issued and outstanding 3,888,795 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and
      III).

2. Sections of the Annual Report to Stockholders at and for the year ended March 31, 2003 (Part II and Part III)

                                     PART I
                                     ------

ITEM 1. Business
----------------

General

      Wayne Savings Bancshares, Inc.

      Wayne Savings Bancshares, Inc. (the "Company") is a Delaware corporation which was organized in January 2003. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank"). The Company is the successor to Wayne Savings Bancshares, Inc., a federal corporation, ("Wayne Federal") which was originated in August 1997. Wayne Federal had been majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company" or "M.H.C."), with the remaining shares owned by public stockholders. In fiscal 2002, the Board of Directors of the M.H.C. adopted a plan of conversion and reorganization (the "Plan") to convert the M.H.C. from mutual to stock form and to complete a related stock offering in which shares of common stock representing the M.H.C.'s ownership interest in Wayne Federal was sold to investors.

      The Plan was approved by the stockholders of Wayne Federal, the depositors of Wayne Savings Community Bank and the Office of Thrift Supervision ("OTS") in fiscal 2003, and the related stock offering was completed on January 8, 2003. As of that date 1,350,699 shares of Wayne Federal owned by the M.H.C. were retired and the Company sold 2,040,816 shares of common stock for $10.00 per share. After consideration of the employee stock ownership plan (ESOP) totaling $1.6 million and related expenses of $1.9 million, net proceeds from the stock offering amounted to $17.1 million. An additional 1,847,820 shares were issued to the former public stockholders of Wayne Federal based on an exchange rate of
1.5109 new shares of common stock for each existing share, resulting in 3,888,795 total new shares outstanding.

      At March 31, 2003, the Company had total assets of $379.0 million, total deposits of $300.9 million, and stockholders' equity of $44.7 million.

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

      The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, and Medina counties, where it operates nine full-service offices. This contiguous four-county area is located in north central Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activity consists of originating one- to four-family residential real estate loans in its market area. The Bank also originates multi-family residential, non-residential real estate and commercial business loans, although such loans constitute a small portion of the Bank's lending activities and a small portion of the Bank's loan portfolio. The Bank also originates consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

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

      In June 2003, the Banks filed regulatory applications to merge Village with and into the Bank. The merger is expected to be completed during calendar year 2003.

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

      Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of such nationally known companies as Rubbermaid Incorporated, J.M. Smucker Company (located in the City of Orrville) and the Wooster Brush Company. It is also the home of many industrial plants, including those of Rittman Paperboard, Division of Caraustar, Morton Salt, Bell and Howell Micro Photo Division, FritoLay, Inc., and The Gerstenslager Company. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates four full-service offices in Wooster and one full-service office in Rittman.

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

Lending Activities

      General. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate as well as commercial business loans. The Company plans to increase its commercial lending portfolio by focusing on high-quality smaller balance commercial loans. The Company also originates consumer loans to broaden services offered to customers and to decrease the Company's interest rate risk exposure.

      The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2003, approximately $130.7 million, or 42.9%, of the Company's total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

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

      Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan as of the dates indicated.

                                                                               At March 31,
                                       --------------------------------------------------------------------------------------------
                                             2003               2002               2001               2000               1999
                                       ----------------   ----------------   ----------------   ----------------   ----------------
                                           $        %         $        %         $        %         $        %         $        %
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                                          (Dollars in thousands)
Mortgage loans:
  One-to four-family residential(1)... $200,764   86.41%  $220,145   85.36%  $217,236   85.70%  $212,822   87.37%  $189,381   85.62%
Residential construction loans........    3,548    1.53      8,728    3.38      7,078    2.79      4,035    1.66      7,668    3.47
  Multi-family residential............    8,512    3.66      7,368    2.86      9,039    3.56      8,028    3.30      7,086    3.20
  Non-residential real estate/land(2).    8,211    3.53      9,725    3.77      7,525    2.97      6,068    2.49      5,610    2.54
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage loans..............  221,035   95.13    245,966   95.37    240,878   95.02    230,953   94.82    209,745   94.83
Other loans:
  Consumer loans(3)...................    3,892    1.67      6,096    2.37      7,858    3.10      7,441    3.06      6,643    3.00
  Commercial business loans...........    7,427    3.20      5,832    2.26      4,765    1.88      5,168    2.12      4,810    2.17
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total other loans.................   11,319    4.87     11,928    4.63     12,623    4.98     12,609    5.18     11,453    5.17
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total loans before net items........  232,354  100.00%   257,894  100.00%   253,501  100.00%   243,562  100.00%   221,198  100.00%
                                                 ======             ======             ======             ======             ======
Less:
  Loans in process....................    2,244              4,616              4,764              4,136              4,600
  Deferred loan origination fees......    1,059              1,376              1,463              1,538              1,855
  Allowance for loan losses...........      678                730                655                793                692
                                       --------           --------           --------           --------           --------
    Total loans receivable, net....... $228,373           $251,172           $246,619           $237,095           $214,051
                                       ========           ========           ========           ========           ========
  Mortgage-backed securities, net(4).. $ 76,002           $ 17,326           $  8,574           $ 10,459           $  7,230
                                       ========           ========           ========           ========           ========

----------
(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $21.2 million, $18.9 million, $15.7 million, $11.1 million and $8.7 million as of March 31, 2003, 2002, 2001, 2000 and 1999, respectively.
     Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.

(2)  Includes land loans of $813,000, $736,000, $923,000, $949,000 and $951,000 as of March 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(3) Includes second mortgage loans of $859,000, $1.2 million, $1.8 million, $1.6 million and $1.8 million as of March 31, 2003, 2002, 2001, 2000 and
     1999, respectively.

(4)  Includes mortgage-backed securities designated as available for sale.

      Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 2003, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                                   One         Three      Five          Ten       Beyond
                                                     Within      Through      Through    Through      Through     Twenty
                                                    One Year   Three Years  Five Years  Ten Years  Twenty Years    Years     Total
                                                    --------   -----------  ----------  ---------  ------------  --------   --------
                                                                                     (In Thousands)
Mortgage loans:
  One to four family residential:
    Adjustable ...................................   $36,684     $12,002     $ 3,209     $   651     $    --     $    --    $ 52,546
    Fixed ........................................     1,314         307       2,280      13,132      54,784      76,401     148,218
  Construction (1):
    Adjustable ...................................       339         400          --          --          --          --         739
    Fixed ........................................       236          --          --          --         258         675       1,169
  Multi-family residential and nonresidential (1):
    Adjustable ...................................     4,844       6,578       3,120          --          --          --      14,542
    Fixed ........................................       721         169         528         159          --          --       1,577
Other Loans:
  Commercial business loans ......................     6,466         253          --         708          --          --       7,427
  Consumer .......................................     1,749       1,210         892          41          --          --       3,892
                                                     -------     -------     -------     -------     -------     -------    --------
Total loans ......................................   $52,353     $20,919     $10,029     $14,691     $55,042     $77,076    $230,110
                                                     =======     =======     =======     =======     =======     =======    ========

Mortgage-backed securities(2) ....................   $ 6,525     $43,236     $ 8,678     $   796     $ 9,895     $ 4,855    $ 73,985
                                                     =======     =======     =======     =======     =======     =======    ========

----------
(1) Amounts shown are net of loans in process of $1.6 million in construction loans and $604,000 in multi-family residential and nonresidential loans.

(2) Includes mortgage-backed securities available for sale. Does not include premiums of $1.8 million, discounts of $9,000 and unrealized gains of $214,000.

      The following table sets forth at March 31, 2003, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2004.

                                                           Fixed     Adjustable
                                                          --------   ----------
                                                              (In Thousands)
Mortgage loans:
  One- to four-family residential .....................   $146,904     $15,862
  Construction (1) ....................................        933         400
  Multi-family residential and non-residential (1) ....        856       9,698
  Consumer ............................................      2,143          --
  Commercial business .................................        740         221
                                                          --------     -------
    Total loans .......................................   $151,576     $26,181
                                                          ========     =======

Mortgage-backed securities(2) .........................   $ 16,023     $51,437
                                                          ========     =======

----------
(1) Net of loans in process of $1.6 million construction loans and $604,000 multi-family residential and non-residential loans.

(2) Includes mortgage-backed securities available for sale. Does not include premiums of $1.8 million, discounts of $9,000 and unrealized gains of $214,000.

      One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2003, the Company had $200.8 million, or 86.4%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

      The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including, but not limited to, the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's secondary market activities over the past five years have been limited to sales of $4.0 million, $27.3 million, $9.2 million, $6.4 million, and $15.9 million for the fiscal years ended March 31, 2003, 2002, 2001, 2000, and 1999, respectively. Such sales generally constituted current period originations. There were no loans identified as available for sale as of March 31, 2003 and 2002. Mortgage loans held for sale at March 31, 2001, 2000 and 1999 totaled $861,000, $317,000 and $1.6 million, respectively.

      The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. During the year ended March 31, 2003, the Company's ARM portfolio increased by $2.5 million or 5.0%.

      The Company offers two ARM loan products. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year. However, these loans are underwritten at the fully-indexed interest rate. The Cost of Fund ARM loan adjusts annually and has periodic and lifetime interest rate caps of 1% and 3%, respectively. The index is the Ohio Cost of Funds from SAIF Insured Savings Associations, which index is published quarterly by the OTS. The initial interest rate on Cost of Funds ARM loans is not discounted. In the past, the Company has used different indices for ARM loans, such as the National Average Contract Rate for Previously Occupied Homes and the National Average Cost of Funds. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. One- to four-family residential ARM loans totaled $52.5 million, or 22.6%, of the Company's total loan portfolio at March 31, 2003.

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

      The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Associations and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2003, the Company's equity loan portfolio totaled $21.2 million, or 10.6%, of its one- to four-family mortgage loan portfolio.

      The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2003, second mortgage loans totaled $859,000, or .4%, of one-to four-family mortgage loans.

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

      Multi-Family Residential Real Estate Loans. In recent years, the Company has not emphasized multi-family real estate loans. Loans secured by multi-family real estate constituted approximately $8.5 million, or 3.7%, of the Company's total loan portfolio at March 31, 2003. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2003, 86.7% of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2003, the Company's multi-family real estate loans had an average balance of $315,000, and the largest multi-family real estate loan had a principal balance of $2.3 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans; however, the Company's policies do not preclude such lending.

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

      Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $7.4 million, or 3.2%, of the Company's total loan portfolio at March 31, 2003. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2003, 99.8% of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2003, the Company's non-residential loans had an average balance of $190,000 and the largest non-residential real estate loan had a principal balance of $2.1 million. The Company's largest loan is to a partnership in which a director is a partner. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans; however, the Company's policies do not preclude such lending.

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

      The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $813,000 at March 31, 2003.

      Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2003, the Company had $3.6 million, or 1.5%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

      Commercial Business Loans. Commercial business loans totaled $7.4 million, or 3.2% of the Company's total loan portfolio at March 31, 2003. The Company has enhanced its commercial lending program by hiring an experienced commercial lender.

      The Company underwrites commercial loans to corporations, partnerships and other businesses. The majority of its commercial loan customers are local businesses with revenues of less than $5 million. The Company offers commercial loans for equipment purchases, lines of credit or letters of credit as well as loans where the borrower is the sole occupant of the property. Commercial loans are originated on a fixed and floating rate basis with a maturity of the floating rate extending up to 20 years, while the fixed-rate commercial loans are usually fully amortized within 3-5 years.

      The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases the Company obtains a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.

      Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

      Consumer Loans. Ohio savings associations, like the Bank, are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

      As of March 31, 2003, consumer loans totaled $3.9 million, or 1.7%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are fixed rate auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years. During fiscal 2003, the majority of the education loans were sold because of the high level of administrative costs associated with maintaining this portfolio.

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

      Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing and Impaired Assets," and "--Classification of Assets" for information regarding the Company's loan loss experience and reserve policy.

      Mortgage-Backed Securities. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, increased from $17.3 million at March 31, 2002 to $76.0 million at March 31, 2003. The Company has elected to reinvest mortgage prepayments into interest rate sensitive mortgage-backed securities with an estimated average life of five years or less.

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

      Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One-to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $250,000 must be approved by the Chief Lending Officer. The Chief Executive Officer can approve loans up to $300,000, and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that management's approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2003, the Company had commitments to originate $4.0 million of loans.

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

      Although in the past the Company has purchased loans originated by other lenders, the Company has not purchased any such loans in at least 10 years. At March 31, 2003, 0.4% of all loans in the Company's portfolio were purchased from others and the majority of such loans were collateralized by properties located in Ohio.

      Origination, Purchase and Sale of Loans and Mortgage-Backed Securities. The table below shows the Company's loan origination, purchase and sales activity for the periods indicated.

                                                                       At March 31,
                                                           -----------------------------------
                                                              2003         2002         2001
                                                           ---------    ---------    ---------
                                                                     (In Thousands)

Total loans receivable, net at beginning of year .......   $ 251,172    $ 246,619    $ 237,095
Loans originated:
   One- to four-family residential(1) ..................      52,523       89,376       60,192
   Multi-family residential(2) .........................       2,761           --        2,803
   Non-residential real estate/land ....................       1,074        3,712        4,255
   Consumer loans ......................................       1,900        2,534        6,854
   Commercial loans ....................................       2,973          886        1,611
                                                           ---------    ---------    ---------
      Total loans originated ...........................      61,231       96,508       75,715
Loans sold:
   Whole loans .........................................      (3,998)     (27,130)      (9,185)
                                                           ---------    ---------    ---------
      Total loans sold .................................      (3,998)     (27,130)      (9,185)

Mortgage loans transferred to REO ......................          --           --          (98)
Loan repayments ........................................     (80,362)     (66,077)     (56,485)
Other loan activity, net ...............................         330        1,252         (423)
                                                           ---------    ---------    ---------
      Total loans receivable, net at end of year(3) ....   $ 228,373    $ 251,172    $ 246,619
                                                           =========    =========    =========

Mortgage-backed securities at beginning of year ........   $  17,326    $   8,574    $  10,459
Mortgage-backed securities purchased ...................      77,442       14,155        2,025
Principal repayments and other activity ................     (18,766)      (5,403)      (3,910)
                                                           ---------    ---------    ---------
      Mortgage-backed securities at end of year ........   $  76,002    $  17,326    $   8,574
                                                           =========    =========    =========

----------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans disbursed for sale in the secondary market.

(2) Includes loans to finance the sale of real estate acquired through foreclosure.

(3)   Excludes loans held for sale.

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2003, the Company had $1.1 million of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $1.4 million, $1.1 million and $891,000, for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2003, the Company's largest concentration of loans to one borrower totaled $3.3 million. The Company had no loans at March 31, 2003 that exceeded the loans to one borrower regulations.

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

      At March 31, 2003, the Company had non-performing and impaired assets of $2.5 million and a ratio of non-performing and impaired assets to total assets of .65%. At March 31, 2002 and 2001, the Company had non-performing and impaired assets of $3.8 million and $1.2 million, respectively. The increase in nonperforming assets as of March 31, 2002 was attributable primarily to a $1.8 million commercial business and real estate loan concentration to a land developer and a $519,000 loan secured by an office and retail building (which was repaid in May 2002). The $1.8 million loan concentration consists of four loans that are cross-collateralized by non-residential and residential real estate. One loan totaling $430,000 at March 31, 2003, depicted in the following table in the one- to four-family total, was originated in October 1996, two loans totaling $1.4 million were originated in November 1999, and one loan totaling $49,000 was originated in October 2000 which in April 2002 was paid down by $36,000 leaving $13,000 included in the following table in the commercial business loan total. In September 2001, the Company ceased accruing interest on these loans. The Company has entered into a workout and liquidation agreement with the borrower which calls for the sale and disposal of the underlying security of these loans within a specified timeframe. Management anticipates that the asset disposal will commence in the first quarter of fiscal 2004 and should be completed by the third quarter of fiscal 2004.

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

      The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired by foreclosure at the dates indicated. For all the dates indicated, the Company did not have any material loans which had been restructured pursuant to SFAS No. 15.

                                                                                             At March 31,
                                                                         ---------------------------------------------------
                                                                           2003       2002       2001       2000       1999
                                                                         -------    -------    -------    -------    -------
                                                                                        (Dollars In Thousands)
Non-accrual loans:
  Mortgage loans:
     Permanent loans secured by one- to four-family dwelling units ...   $   664    $   616    $   443    $   170    $   224
     All other mortgage loans ........................................       430      1,070         --         --         --
  Non-mortgage loans:
     Commercial business loans .......................................     1,380      1,416         --         --
     Consumer ........................................................         6         25         72         30         12
                                                                         -------    -------    -------    -------    -------
Total non-accrual loans ..............................................     2,480      3,127        515        200        236
Accruing loans 90 days or more delinquent ............................        15         38         --         --         44
                                                                         -------    -------    -------    -------    -------
Total non-performing loans ...........................................     2,495      3,165        515        200        280
Loans deemed impaired (1) ............................................        --        645        645        940         --
                                                                         -------    -------    -------    -------    -------
Total non-performing and impaired loans ..............................     2,495      3,810      1,160      1,140        280
Total real estate owned (2) ..........................................        --         19        124         90         41
                                                                         -------    -------    -------    -------    -------
Total non-performing and impaired assets .............................   $ 2,495    $ 3,829    $ 1,284    $ 1,230    $   321
                                                                         =======    =======    =======    =======    =======
Total non-performing and impaired loans to net loans receivable ......      1.09%      1.52%      0.47%      0.48%      0.13%
                                                                         =======    =======    =======    =======    =======
Total non-performing and impaired loans to total assets ..............      0.65%      1.14%      0.37%      0.37%      0.10%
                                                                         =======    =======    =======    =======    =======
Total non-performing and impaired assets to total assets .............      0.65%      1.14%      0.41%      0.40%      0.12%
                                                                         =======    =======    =======    =======    =======

----------
(1)  Includes loans deemed impaired that are currently performing.

(2) Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

      During the year ended March 31, 2003, 2002 and 2001, gross interest income of $208,000, $99,000 and $12,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on nonaccrual loans totaled $362,000, $227,000 and $49,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Interest income on impaired loans is recognized using the cash method of accounting and totaled approximately $24,000, $233,000 and $71,000 for the years ended March 31, 2003, 2002 and 2001.

      The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in our portfolio at the dates indicated.

                                                          At March 31,
                                         -----------------------------------------------
                                           2003      2002      2001      2000      1999
                                         -------   -------   -------   -------   -------
                                                          (In Thousands)

Loans past due 60-89 days ............   $   107   $   431   $ 2,536   $ 1,539   $ 1,710
Loans past due 90 days or more .......     2,495     3,165       515       200       280
                                         -------   -------   -------   -------   -------
   Total past due 60 days or more ....   $ 2,602   $ 3,596   $ 3,051   $ 1,739   $ 1,990
                                         =======   =======   =======   =======   =======

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

      The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                    At March 31,
                                 -----------------------------------------------
                                   2003      2002      2001      2000      1999
                                 -------   -------   -------   -------   -------
                                              (Dollars in Thousands)

Substandard assets(1) .........  $ 2,481   $ 3,303   $   569   $   290   $   206
Doubtful assets ...............       --        --        --        --        --
Loss assets ...................       --       105        --        --         8
                                 -------   -------   -------   -------   -------
   Total classified assets ....  $ 2,481   $ 3,408   $   569   $   290   $   214
                                 =======   =======   =======   =======   =======

----------
(1)   Includes REO.

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

      During fiscal years ended March 31, 2003, 2002 and 2001, the Company added $91,000, $134,000, and $96,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $678,000, $730,000, and $655,000, at March 31, 2003, 2002 and 2001, respectively. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management's knowledge, all known losses as of March 31, 2003, 2002 and 2001 have been recorded.

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                   At or for the Year Ended March 31,
                                                     -------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                     ---------    ---------    ---------    ---------    ---------
                                                                            (In Thousands)

Loans receivable, net ............................   $ 228,373    $ 251,172    $ 246,619    $ 237,095    $ 214,094
                                                     =========    =========    =========    =========    =========
Average loans receivable, net ....................   $ 242,120    $ 253,058    $ 245,624    $ 229,845    $ 209,178
                                                     =========    =========    =========    =========    =========
Allowance balance (at beginning of period) .......   $     730    $     655    $     793    $     692    $     721
Provision for losses .............................          91          134           96          106           78
Charge-offs:
  Mortgage loans:
     One-to-four family ..........................         (20)          --           (7)          --           (8)
     Residential construction ....................          --           --           --          (21)          --
     Multi-family residential ....................          --           --           --           --           --
     Non-residential real estate and land ........         (84)          --         (172)          --           --
  Other loans:
     Consumer ....................................         (54)         (63)         (61)         (12)          --
     Commercial (1) ..............................          --           --           --           --         (107)
                                                     ---------    ---------    ---------    ---------    ---------
          Gross charge-offs ......................        (158)         (63)        (240)         (33)        (115)
                                                     ---------    ---------    ---------    ---------    ---------
Recoveries:
  Mortgage loans:
     One-to-four family ..........................          --           --           --           --            8
     Residential construction ....................          --           --           --           --           --
     Multi-family residential ....................          --           --           --            6           --
     Non-residential real estate and land ........          --           --           --           --           --
  Other loans:
     Consumer ....................................          15            4            6           22           --
     Commercial ..................................          --           --           --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
          Gross recoveries .......................          15            4            6           28            8
                                                     ---------    ---------    ---------    ---------    ---------
          Net charge-offs ........................        (143)         (59)        (234)          (5)        (107)
                                                     ---------    ---------    ---------    ---------    ---------
Allowance for loan losses balance (at end of
  period) (2) ....................................   $     678    $     730    $     655    $     793    $     692
                                                     =========    =========    =========    =========    =========
Allowance  for loan  losses  as a  percent of
  loans receivable, net at end of period .........        0.30%        0.29%        0.27%        0.33%        0.32%
                                                     =========    =========    =========    =========    =========
Net loans  charged off as a percent of average
  loans receivable, net ..........................        0.06%        0.02%        0.10%          --%        0.05%
                                                     =========    =========    =========    =========    =========
Ratio of allowance for loan losses to total
  non-performing and impaired  assets at end
  of period ......................................       27.17%       19.07%       51.01%       64.47%      215.58%
                                                     =========    =========    =========    =========    =========
Ratio of allowance for loan losses to non-
  performing and impaired loans at end of
  period .........................................       27.17%       19.16%       56.47%       69.56%      247.14%
                                                     =========    =========    =========    =========    =========

----------
(1) The fiscal 2001 charge-offs include a $172,000 charge-off related to an impaired loan. This loan was current at March 31, 2002 and March 31, 2001. This loan was paid off in fiscal 2003.

(2) At March 31, 2002, a specific allowance of $105,000 was reserved for a nonresidential loan that met the definition of impaired pursuant to SFAS No. 114. This loan was paid off in fiscal 2003.

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

                                                                                 At March 31,
                                          ------------------------------------------------------------------------------------------
                                                2003               2002              2001              2000               1999
                                          ----------------   ----------------  ----------------  ----------------   ----------------
                                                    % of               % of              % of              % of               % of
                                                  Loans in           Loans in          Loans in          Loans in           Loans in
                                                    Each               Each              Each              Each               Each
                                                  Category           Category          Category          Category           Category
                                                  to Total           to Total          to Total          to Total           to Total
                                          Amount    Loans    Amount    Loans   Amount    Loans   Amount    Loans    Amount    Loans
                                          ------  --------   ------  --------  ------  --------  ------  --------   ------  --------
                                                                            (Dollars in Thousands)
Mortgage loans:
 One- to four-family ...................  $ 162      86.4%   $ 126     85.3%   $ 551      85.7%  $ 414      87.4%   $ 370      85.6%
 Residential construction ..............     --       1.5       --      3.4       23       2.8       9       1.7       16       3.5
 Multi-family residential ..............      7       3.7       47      2.8       24       3.5      37       3.3       38       3.2
 Non-residential real estate and land ..     55       3.5      207      3.8       20       3.0      --       2.5        2       2.5
Other loans:
 Consumer ..............................    119       1.7       28      2.4        6       3.1      52       3.0       45       3.0
 Commercial ............................    335       3.2      322      2.3       31       1.9     281       2.1      221       2.2
                                          -----    ------    -----   ------    -----    ------   -----    ------    -----    ------
Total allowance for loan losses ........  $ 678     100.0%   $ 730    100.0%   $ 655     100.0%  $ 793     100.0%   $ 692     100.0%
                                          =====    ======    =====   ======    =====    ======   =====    ======    =====    ======

Investment Activities

      The Company's investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations. The carrying value of the Company's investment securities totaled $35.9 million at March 31, 2003, compared to $22.3 million at March 31, 2002, an increase of $13.6 million, or 60.9%. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold, interest bearing deposits due from other financial institutions with original maturities of three months or less, and mutual funds totaled $17.5 million at March 31, 2003 compared to $27.9 million at March 31, 2002, a decrease of $10.4 million, or 37.3%.

      The Company is required under federal regulations to maintain liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation--Liquidity" below. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities.

      Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

                                                                                   At March 31,
                                                         ---------------------------------------------------------------
                                                                 2003                  2002                  2001
                                                         -------------------   -------------------   -------------------
                                                         Carrying    Market    Carrying    Market    Carrying    Market
                                                           Value     Value       Value     Value       Value     Value
                                                         --------   --------   --------   --------   --------   --------
                                                                                 (In Thousands)
Investment securities:
  Mutual funds .......................................   $ 10,009   $ 10,009   $     --   $     --   $     --   $     --
  Corporate bonds and notes ..........................     12,118     12,314      2,998      3,051      3,994      4,061
  U.S. Government and agency securities ..............     10,112     10,309     19,152     18,904      9,501      9,567
  Obligations of state and political subdivisions ....      3,602      3,615        136        143        146        146
                                                         --------   --------   --------   --------   --------   --------
  Total investment securities ........................     35,841     36,247     22,286     22,098     13,641     13,774
Other Investments:
  Interest-bearing deposits in other financial
   institutions ......................................      6,529      6,529     10,633     10,633     12,891     12,891
  Federal funds sold .................................      8,000      8,000     15,000     15,000      6,000      6,000
  Federal Home Loan Bank stock .......................      4,041      4,041      3,767      3,767      3,510      3,510
                                                         --------   --------   --------   --------   --------   --------
  Total investments ..................................   $ 54,411   $ 54,817   $ 51,686   $ 51,498   $ 36,042   $ 36,175
                                                         ========   ========   ========   ========   ========   ========

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2003. The Company does not hold any investment securities with maturities in excess of 30 years.

                                                                                    At March 31, 2003
                                                       -----------------------------------------------------------------------------
                                                       One Year or Less   One to Five Years  Five to Ten Years   More than Ten Years
                                                       -----------------  -----------------  -----------------   -------------------
                                                       Carrying  Average  Carrying  Average  Carrying  Average   Carrying   Average
                                                        Value     Yield    Value     Yield    Value     Yield     Value      Yield
                                                       --------  -------  --------  -------  --------  -------   --------   -------
                                                                                          (Dollars in Thousands)
Investment Securities:
   Mutual funds .....................................   $10,009    2.22%   $    --     --%     $ --       --%     $   --       --%
   Corporate bonds and notes ........................     1,520    4.03    $10,598   5.87        --       --          --       --
   U.S. Government and agency .......................     2,015    3.55      7,004   4.27        --       --       1,093     1.71
   Obligations of state and political subdivisions ..        --      --         --     --       125     7.97       3,447     6.69
                                                        -------    ----    -------   ----      ----     ----      ------     ----
       Total investment securities ..................   $13,544    2.62%   $17,602   5.23%     $125     7.97%     $4,540     5.51%
                                                        =======    ====    =======   ====      ====     ====      ======     ====

                                                                   At March 31, 2003
                                                        ---------------------------------------
                                                                   Total Investment
                                                                      Securities
                                                        ---------------------------------------
                                                        Average                        Weighted
                                                          Life    Carrying    Market   Average
                                                        In Years    Value     Value     Yield
                                                        --------  --------   -------   --------
                                                                (Dollars in Thousands)
Investment Securities:
   Mutual funds .....................................      .00    $10,009    $10,009    2.22%
   Corporate bonds and notes ........................     2.80     12,118    $12,314    5.64
   U.S. Government and agency .......................     4.39     10,112     10,309    3.85
   Obligations of state and political subdivisions ..    20.23      3,602      3,615    6.73
                                                         -----    -------    -------    ----
     Total investment securities ....................     4.22    $35,841    $36,247    4.29%
                                                         =====    =======    =======    ====

Sources of Funds

      General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $30.0 million of advances from the FHLB at March 31, 2003.

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

      Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2003, comprised the following:

  Weighted                                                                                      Percentage
  Average                                                            Minimum                     of Total
Interest Rate   Minimum Term        Checking and Savings Deposits    Amount        Balances      Deposits
-------------   ------------        -----------------------------    -------       --------     ----------
                                                                                (In Thousands)

     0.56%          None             NOW Accounts                   $     --      $  39,982        13.29%
     1.05           None             Passbook                             --         84,478        28.07
     1.20           None             Money Market Investor             2,500         13,647         4.54

                                       Certificates of Deposit
                                       -----------------------

     1.66       12 months or less    Fixed term, fixed rate              500         19,400         6.45
     2.44       12 to 24 months      Fixed term, fixed rate              500         53,755        17.86
     3.92       25 to 36 months      Fixed term, fixed rate              500         15,870         5.27
     4.75       36 months or more    Fixed term, fixed rate              500         35,184        11.69
     4.04       Negotiable           Jumbo Certificates              100,000         38,615        12.83
                                                                                  ---------      -------
                                                                                  $ 300,931       100.00%
                                                                                  =========      =======

      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                  Balance at                          Balance at                         Balance at
                                   March 31,     %        Increase     March 31,     %        Increase    March 31,       %
                                     2003     Deposits   (Decrease)      2002     Deposits   (Decrease)     2001       Deposits
                                  ---------   --------   ----------   ----------  --------   ----------  ----------    --------
                                                                     (Dollars in Thousands)

NOW accounts ...................   $ 39,982     13.29%    $  1,586     $ 38,396     12.76     $  4,754     $ 33,642     12.11%
Passbook statement accounts ....     84,478     28.07        6,993       77,485     25.75       22,911       54,574     19.65
Money market passbook ..........     13,647      4.54        1,838       11,809      3.92        2,904        8,905      3.21
Certificates of deposit(1)
    Original maturities of:
    12 months or less ..........     19,400      6.45       (9,097)      28,497      9.47        3,003       25,494      9.18
    12 to 24 months ............     53,755     17.86      (27,250)      81,005     26.92      (20,100)     101,105     36.41
    25 to 36 months ............     15,870      5.27        6,242        9,628      3.20         (408)      10,036      3.61
    36 months or more ..........     35,184     11.69       23,341       11,843      3.93        5,668        6,175      2.22
    Negotiated jumbo ...........     38,615     12.83       (3,679)      42,294     14.05        4,519       37,775     13.61
                                   --------    ------     --------     --------    ------     --------     --------    ------
    Total ......................   $300,931    100.00%    $    (26)    $300,957    100.00%    $ 23,251     $277,706    100.00%
                                   ========    ======     ========     ========    ======     ========     ========    ======

----------
(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $33.7 million, $33.1 million and $31.8 million, as of March 31, 2003, 2002 and 2001, respectively.

      The following table sets forth the average dollar amount and weighted average rate of savings deposits in the various types of savings accounts offered by the Company.

                                                                          Years Ended March 31,
                                        ----------------------------------------------------------------------------------------
                                                    2003                          2002                          2001
                                        ----------------------------  ----------------------------  ----------------------------
                                                  Percent   Weighted            Percent   Weighted            Percent   Weighted
                                        Average      of     Average   Average      of     Average   Average      of     Average
                                        Balance   Deposits    Rate    Balance   Deposits    Rate    Balance   Deposits    Rate
                                        --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                        (Dollars in Thousands)

Noninterest-bearing demand deposits ..  $  8,830     2.94%    0.00%   $  8,735     3.02%    0.00%   $  5,684     2.19%    0.00%
NOW accounts .........................    39,344    13.10      .77      27,569     9.54     1.78      25,527     9.82     1.73
Passbook statement accounts ..........    73,486    24.47     1.05      63,091    21.84     2.65      45,800    17.62     3.16
Money market passbook ................    13,682     4.56     1.20      10,395     3.60     2.69       9,637     3.71     3.23
Certificates of deposit ..............   164,984    54.93     3.89     179,092    62.00     5.37     173,266    66.66     6.03
                                        --------   ------     ----    --------   ------     ----    --------   ------     ----
     Total deposits ..................  $300,326   100.00%    2.81%   $288,882   100.00%    4.17%   $259,914   100.00%    4.87%
                                        ========   ======     ====    ========   ======     ====    ========   ======     ====

      The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                              At March 31,
                                  ----------------------------------
                                    2003         2002         2001
                                  --------     --------     --------
                                         (Dollars in Thousands)

1.00- 2.00% .................     $ 29,681     $     --     $     --
2.01- 4.00% .................       70,834       61,208           --
4.01- 6.00% .................       61,425       73,408       73,177
6.01- 6.75% .................          884       38,651      107,408
                                  --------     --------     --------
   Total ....................     $162,824     $173,267     $180,585
                                  ========     ========     ========

      The following table sets forth the amount and maturities of certificates of deposit at March 31, 2003.

                                             Amount Due
                        ----------------------------------------------------
                        Less Than    1-2        2-3       After
                        One Year    Years      Years     3 Years      Total
                        ---------  --------   --------   --------   --------
Rate                                       (In Thousands)
----

1.00- 2.00% ........    $ 26,143   $  3,537   $      1   $     --   $ 29,681
2.01- 4.00% ........      51,445     11,365      3,266      4,752     70,828
4.01- 6.00% ........      17,527     10,778      5,075     28,051     61,431
6.01- 6.75% ........         510        245        129         --        884
                        --------   --------   --------   --------   --------
   Total ...........    $ 95,625   $ 25,925   $  8,471   $ 32,803   $162,824
                        ========   ========   ========   ========   ========

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2003.

                     Maturity Period                 Certificates of Deposit
                     ---------------                 -----------------------
                                                         (In Thousands)

      Three months or less.......................           $ 13,617
      Over three months through six months.......              7,320
      Over six months through twelve months......             11,808
      Over twelve months.........................             15,999
                                                            --------
           Total.................................           $ 48,744
                                                            ========

Borrowings

      Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At March 31, 2003 the Company had $30.0 million in advances outstanding.

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

                                                 Year Ended March 31,
                                              2003       2002        2001
                                            --------    --------   --------
                                                 (Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance ............   $ 30,000    $ 6,000    $ 10,000
   Balance at end of period .............     30,000      5,000       6,000
   Average balance ......................     17,204      5,505       7,877

Weighted average interest rate on:
   Balance at end of period .............       4.15%      5.24%       5.54%
   Average balance for period ...........       4.28       5.32        5.69

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

Personnel

     As of March 31, 2003, we had 115 full-time equivalent employees. None of our employees are represented by collective bargaining group. We believe we have good relations with our employees.



Regulation

      As a state-chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS, the Ohio Division of Financial Institutions (the "Ohio Division"), and the FDIC. The Bank and Village are members of, and own stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS and Ohio Division regularly examine the Banks and prepare reports for the consideration of the Company's Board of Directors on any deficiencies that they may find in the Banks' operations. The FDIC also examines the Bank and Village in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Company's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, Ohio Division, or Congress, could have a material adverse impact on the Company, the Bank, and Village and their operations.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2003, the Banks maintained 97.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2003 the Banks were "well-capitalized" institutions.

      Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in order to operate in a safe and sound manner. The Bank's average liquidity ratio for March 2003 was 36.8%.

      Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Banks received a "satisfactory" CRA rating under the current CRA regulations in their most recent respective federal examinations by the OTS.

      Transactions with Related Parties. The Banks' authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

      The Banks are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Banks, as members of the FHLB, are required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Banks were in compliance with this requirement with an aggregate investment in FHLB-Cincinnati stock, at March 31, 2003, of $4.0 million.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.4% for the fiscal year ended March 31, 2003. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

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

Holding Company Regulation

      The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank is required to notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring other savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

      The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

The USA PATRIOT Act

      In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services to an audit client. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

      The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by an RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

      Retained earnings as of March 31, 2003 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

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

ITEM 2. Properties
------------------

      The Company conducts its business through its main banking office located in Wooster, Ohio, its eight additional full service branch offices located in its market area, and the full service office of Village Savings Bank. The following table sets forth information about its offices as of March 31, 2003.

                                                   Original Year
                                     Leased or       Leased or     Year of Lease
Location                               Owned         Acquired       Expiration
--------                             ---------     -------------   -------------

North Market Street Office
151 N. Market Street
Wooster, Ohio                          Owned            1902            N/A

Cleveland Point Financial Center
1908 Cleveland Road
Wooster, Ohio                          Owned            1978            N/A

Madison South Office
2024 Millersburg Road
Wooster, Ohio                          Owned            1999            N/A

Northside Office
543 Riffel Road
Wooster, Ohio                          Leased           1999            2019

Millersburg Office
90 N. Clay Street
Millersburg, Ohio                      Owned            1964            N/A

Claremont Avenue Office
233 Claremont Avenue
Ashland, Ohio                          Owned            1968            N/A

Buehlers-Sugarbush Office
1055 Sugarbush Drive
Ashland, Ohio                          Leased           2001            2021

Rittman Office
237 North Main Street
Rittman, Ohio                          Owned            1972            N/A

Lodi Office
303 Highland Drive
Lodi, Ohio                             Owned            1980            N/A

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

                                     PART II
                                     -------

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

      The "Stockholder Information" and Common Stock and Related Matters sections of the Company's Annual report to stockholders for the fiscal year ended March 31, 2003 (the "2003 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2003 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. Selected Financial Data
-------------------------------

      The "Selected Consolidated Financial and Other Data" section of the Company's 2003 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2003 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2003 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2003 Annual report to Stockholders are incorporated herein by this reference.

ITEM 7a. Quantitive and Qualitative Disclosures about Market Risk
-----------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2003 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2003 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The material identified in Item 16(a)(1) hereof is incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

      Not Applicable

                                    PART III
                                    --------

ITEM 10. Directors and Executive Officers of the Company
--------------------------------------------------------

      The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2003 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation
-------------------------------

      The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

      The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      The "Proposal I - Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 14. Controls and Procedures.
---------------------------------

      (a)The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14
(c) and 15d-14 (c) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. Principal Accountant Fees and Services
-----------------------------------------------

     The "Proposal IV - Ratification of Appointment of Auditors" section of the Company's proxy statement dated June 20, 2003 is incorporated herein by reference.

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)      Financial Statements

                  The following documents appear in sections of the Company's 2003 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 2003 Annual Report to Stockholders are incorporated herein by this reference:

      (i)         Selected Financial and Other Data;

      (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations;

      (iii)       Report of Independent Certified Public Accountants;

      (iv)        Consolidated Statements of Financial Condition

      (v)         Consolidated Statements of Earnings;

      (vi)        Consolidated Statements of Stockholders' Equity;

      (vii)       Consolidated Statements of Cash Flows; and

      (viii)      Notes to Consolidated Financial Statements.

                  With the exception of the aforementioned sections, the Company's 2003 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K, and no other sections of the 2003 Annual Report to Stockholders are incorporated herein by this reference.

      (a)(2)      Financial Statements Schedules

                  All financial statements schedules have been outlined as the required information inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (a)(3)      Exhibits
                  --------
                                                              Reference to Prior
                                                              Filing or Exhibit
                                                                Number Attached
Exhibit Number                       Document                       Hereto
--------------                  -----------------              -----------------

       3(i)                Certificate of Incorporation                *

       3(ii)                          Bylaws                           *

       4                     Instruments defining the                  *
                            rights of security holders,
                               including debentures

       9                      Voting trust agreement                 None

      10(i)                   Employment agreement with              10.1
                                 Charles F. Finn

      10(ii)                 Employment agreement with               10.2
                               Wanda Christopher-Finn

      10(iii)                Employment agreement with               10.3
                                Michael C. Anderson

      11                     Statement re: computation                **
                               of per share earnings

      12                     Statement re: computation               Not
                                    of ratios                     Required

      13                          Annual Report to                    13
                                 Security Holders

      16                  Letter re: change in certifying            None
                                    accountants

      18                  Letter re: change in accounting            None
                                    principles

      21                    Subsidiaries of Registrant                21

      22                    Published report regarding               None
                           matters submitted to vote of
                                 security holders

      23                   Consent of Grant Thornton LLP              23

      99(i)        Statement furnished pursuant to Section 906 by    99.1
                                 Charles F. Finn


      99(ii)       Statement furnished pursuant to Section 906 by    99.2
                                Michael C. Anderson


* Filed as exhibits to the Registrant's Registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration
      No. 333-69600).

** Incorporated by reference to Note A.8. of "Notes to Consolidated Financial Statements" of the 2003 Annual Report to Stockholders.

      (b)   Reports on Form 8-K:

            Not Required

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WAYNE SAVINGS BANCSHARES, INC.


Date: June 27, 2003                    By: /s/Charles F. Finn
                                           -------------------------------------
                                           Charles F. Finn
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/Charles F. Finn                     By:   /s/Michael C. Anderson
      ------------------------------------         -----------------------------------
      Charles F. Finn, President, Chief            Michael C. Anderson, Senior Vice President and
      Executive Officer and Director               Corporate Secretary
      (Principal Executive Officer)                (Principal Financial Officer)

Date: June 27, 2003                          Date: June 27, 2003


By:   /s/Myron Swartzentruber                By:   /s/Kenneth G. Rhode
      ------------------------------------         -----------------------------------
      Myron Swartzentruber, Vice President         Kenneth G. Rhode, Director
      (Principal Accounting Officer)

Date: June 27, 2003                          Date: June 27, 2003


By:   /s/Donald E. Massaro                   By:   /s/James C. Morgan
      -----------------------------------          -----------------------------------
      Donald E. Massaro, Director                  James C. Morgan, Director

Date: June 27, 2003                          Date: June 27, 2003


By:   /s/Terry A. Gardner                    By:   /s/Russell L. Harpster
      -----------------------------------          -----------------------------------
      Terry A. Gardner, Director                   Russell L. Harpster, Director

Date: June 27, 2003                          Date: June 27, 2003


By:   /s/Joseph L. Retzler                   By:   /s/Kenneth R. Lehman
      -----------------------------------          -----------------------------
      Joseph L. Retzler, Director                  Kenneth R. Lehman

Date: June 27, 2003                          Date: June 27, 2003

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles F. Finn, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Wayne Savings Bancshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 27, 2003                           /s/Charles F. Finn
-------------                           -------------------------------------
Date                                    Charles F. Finn
                                        President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael C. Anderson, Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Wayne Savings Bancshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 27, 2003                           /s/Michael C. Anderson
-------------                           -------------------------------------
Date                                    Michael C. Anderson
                                        Chief Financial Officer