Form 10-Q
period 2003-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2003-08-14
CIK 1036030

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  31-1557791
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

151 North Market Street
Wooster, Ohio                                             44691
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

Yes |X|                                 No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 B-2 of the Exchange Act)

Yes |_|                                 No |X|

As of August 12, 2003, the latest practicable date, 3,907,324 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I -     FINANCIAL INFORMATION

   Item 1    Consolidated Statements of Financial Condition                    3
             Consolidated Statements of Earnings                               4
             Consolidated Statements of Comprehensive Income                   5
             Consolidated Statements of Cash Flows                             6
             Notes to Consolidated Financial Statements                        8

   Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13

   Item 3    Quantitative and Qualitative Disclosure About Market Risk        16

   Item 4    Controls and Procedures                                          16

PART II -    OTHER INFORMATION

   Item 1    Legal Proceedings                                                17

   Item 2    Changes in Securities and Use of Proceeds                        17

   Item 3    Defaults Upon Senior Securities                                  17

   Item 4    Submission of Matter to a Vote of Security Holders               17

   Item 5    Other Information                                                17

   Item 6    Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                    19

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       June 30,     March 31,
                                                                                           2003          2003
         ASSETS

Cash and due from banks                                                               $   2,402     $   2,967
Federal funds sold                                                                        5,825         8,000
Interest-bearing deposits in other financial institutions                                 6,996         6,529
                                                                                      ---------     ---------
         Cash and cash equivalents                                                       15,223        17,496

Investment securities available for sale - at market                                     17,221        17,036
Investment securities - at amortized cost, approximate  market value of $19,090
  and $19,211 as of June 30, 2003 and March 31, 2003, respectively                       18,194        18,805
Mortgage-backed securities available for sale - at market                                75,615        66,151
Mortgage-backed securities - at cost, approximate market value of $7,987 and
  $9,927 as of June 30, 2003 and March 31, 2003, respectively                             7,919         9,851
Loans receivable - net                                                                  220,510       228,373
Office premises and equipment - net                                                       8,684         8,818
Federal Home Loan Bank stock - at cost                                                    4,081         4,041
Cash surrender value of life insurance                                                    5,188         5,121
Accrued interest receivable on loans                                                        915           948
Accrued interest receivable on mortgage-backed securities                                   339           380
Accrued interest receivable on investments and interest-bearing deposits                    459           313
Prepaid expenses and other assets                                                         2,151         1,532
Prepaid federal income taxes                                                                 --           126
                                                                                      ---------     ---------

         Total assets                                                                 $ 376,499     $ 378,991
                                                                                      =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 298,298     $ 300,931
Advances from the Federal Home Loan Bank                                                 30,000        30,000
Advances by borrowers for taxes and insurance                                                57           712
Accrued interest payable                                                                    260           235
Accounts payable on mortgage loans serviced for others                                      627           130
Other liabilities                                                                         1,006         1,638
Accrued federal income taxes                                                                253            --
Deferred federal income taxes                                                               736           682
                                                                                      ---------     ---------
         Total liabilities                                                              331,237       334,328

Commitments                                                                                  --            --

Stockholders' equity
  Common stock (20,000,000 shares of $ .10 par value authorized; 3,907,324 and
  3,888,795 shares issued at June 30, 2003 and March 31, 2003, respectively)                391           389
  Additional paid-in capital                                                             34,268        34,208
  Retained earnings - substantially restricted                                           12,122        11,830
  Less required contributions for shares acquired by Employee Stock Ownership Plan       (1,573)       (1,612)
  Accumulated other comprehensive income (loss)                                              54          (152)
                                                                                      ---------     ---------
         Total stockholders' equity                                                      45,262        44,663
                                                                                      ---------     ---------

         Total liabilities and stockholders' equity                                   $ 376,499     $ 378,991
                                                                                      =========     =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                       2003       2002
Interest income
  Loans                                                             $ 3,725    $ 4,432
  Mortgage-backed securities                                            568        222
  Investment securities                                                 352        255
  Interest-bearing deposits and other                                    78        140
                                                                    -------    -------
         Total interest income                                        4,723      5,049

Interest expense
  Deposits                                                            1,612      2,433
  Borrowings                                                            320         65
                                                                    -------    -------
         Total interest expense                                       1,932      2,498
                                                                    -------    -------

         Net interest income                                          2,791      2,551
Provision for losses on loans                                            32         17
                                                                    -------    -------
         Net interest income after provision for losses on loans      2,759      2,534

Other income
  Gain on sale of loans                                                  37         16
  Increase in cash surrender value of life insurance                     67         --
  Service fees, charges and other operating                             406        328
                                                                    -------    -------
         Total other income                                             510        344

General, administrative and other expense
  Employee compensation and benefits                                  1,266      1,146
  Occupancy and equipment                                               386        379
  Federal deposit insurance premiums                                     13         13
  Franchise taxes                                                        77         73
  Other operating                                                       470        428
                                                                    -------    -------
         Total general, administrative and other expense              2,212      2,039
                                                                    -------    -------

         Earnings before income taxes                                 1,057        839

Federal incomes taxes
  Current                                                               375        219
  Deferred                                                              (49)        66
                                                                    -------    -------
         Total federal income taxes                                     326        285
                                                                    -------    -------

         NET EARNINGS                                               $   731    $   554
                                                                    =======    =======

         EARNINGS PER SHARE
           Basic                                                    $  0.20    $  0.15
                                                                    =======    =======
           Diluted                                                  $  0.20    $  0.15
                                                                    =======    =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       For the three months ended June 30,
                                 (In thousands)

                                                                  2003      2002

Net earnings for the period                                      $ 731     $ 554

Other comprehensive income, net of tax:
  Unrealized holding gains on securities,  net of taxes of
 $103 and $14, during the respective periods                       206        27
                                                                 -----     -----

Comprehensive income                                             $ 937     $ 581
                                                                 =====     =====

Accumulated comprehensive income                                 $  54     $  49
                                                                 =====     =====

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended June 30,
                                 (In thousands)

                                                                                            2003        2002

Cash flows from operating activities:
  Net earnings for the period                                                           $    731    $    554
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                       411          38
    Amortization of deferred loan origination fees                                          (156)        (86)
    Depreciation and amortization                                                            134         145
    Gain on sale of loans                                                                    (31)         (7)
    Proceeds from sale of loans in the secondary market                                      693       3,330
    Loans originated for sale in the secondary market                                       (685)         --
    Provision for losses on loans                                                             32          17
    Federal Home Loan Bank stock dividends                                                   (40)        (45)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                    33          17
      Accrued interest receivable on mortgage-backed securities                               41          --
      Accrued interest receivable on investments and interest-bearing deposits              (146)        (28)
      Prepaid expenses and other assets                                                     (619)        100
      Accrued interest payable                                                                25          69
      Accounts payable on mortgage loans serviced for others                                 497         127
      Other liabilities                                                                     (632)       (218)
      Federal income taxes
        Current                                                                              376         209
        Deferred                                                                             (49)         66
                                                                                        --------    --------
          Net cash provided by operating activities                                          615       4,288

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                     (10,023)         --
  Proceeds from maturity of investment securities designated as held to maturity             599       1,786
  Proceeds from maturity of investment securities designated as available for sale        10,029          --
  Purchase of mortgage-backed securities designated as held to maturity                       --      (1,952)
  Purchase of mortgage-backed securities designated as available for sale                (16,717)         --
  Principal repayments on mortgage-backed securities designated as held to maturity        1,892       1,165
  Principal repayments on mortgage-backed securities designated as available for sale      7,056         339
  Loan principal repayments                                                               24,840      16,435
  Loan disbursements                                                                     (16,830)    (15,758)
  Purchase of office premises and equipment - net                                             --         (70)
  Increase in cash surrender value of life insurance                                         (67)         --
  Proceeds from sale of real estate acquired through foreclosure                              --          16
  Purchase of Federal Home Loan Bank stock                                                    --         (98)
                                                                                        --------    --------
          Net cash provided by investing activities                                          779       1,863
                                                                                        --------    --------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                      1,394       6,151
                                                                                        --------    --------

                         Wayne Savings Bancshares, Inc.

                       For the thee months ended June 30,
                                 (In thousands)

                                                                                        2003        2002

          Net cash provided by operating and investing activities
            (balance brought forward)                                               $  1,394    $  6,151

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                    (2,633)       (220)
  Proceeds from Federal Home Loan Bank advances                                           --          --
  Repayment of Federal Home Loan Bank advances                                            --          --
  Advances by borrowers for taxes and insurance                                         (655)       (656)
  Dividends paid on common stock                                                        (440)       (207)
  Proceeds from exercise of stock options                                                 61           6
                                                                                    --------    --------
          Net cash used in financing activities                                       (3,667)     (1,077)
                                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                                  (2,273)      5,074

Cash and cash equivalents at beginning of period                                      17,496      27,883
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $ 15,223    $ 32,957
                                                                                    ========    ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                            $     --    $     10
                                                                                    ========    ========

    Interest on deposits and borrowings                                             $  1,907    $  2,429
                                                                                    ========    ========


Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loan upon sale of real estate acquired through foreclosure   $     --    $    450
                                                                                    ========    ========

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                $    206    $     27
                                                                                    ========    ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                               $      6    $      9
                                                                                    ========    ========

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2003 and 2002

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements for the three months ended June 30, 2003 and 2002 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-K for the year ended March 31, 2003.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

      Critical Accounting Policy - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which included a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2003 and 2002

3.    Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company's Employee Stock Ownership Plan (ESOP) that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company's stock option plan. Basic and diluted earnings per share for the three months ended June 30, 2002 has been restated to give effect to 1.5109 share exchange rates in the Company's conversion offering. The computations are as follows:

      For the three months ended June 30 :
                                                       2003          2002

      Weighted-average common shares
         outstanding (basic)                      3,732,364     3,723,761
      Dilutive effect of assumed exercise
          of stock options                            1,170         7,150
                                                  ---------     ---------
      Weighted-average common shares
          outstanding (diluted)                   3,733,534     3,730,911
                                                  =========     =========

4.    Stock Option Plan

      The Company has an incentive Stock Option Plan that provided for the issuance of 196,390 adjusted shares of authorized, but unissued shares of common stock. The Company also has a non-incentive Stock Option Plan that provided for the issuance of 82,223 shares of authorized, but unissued shares of common stock.

      The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which provides a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management has determined that the Company will continue to account for stock based compensation to APB Opinion No. 25. There were no option granted during the three months ended June 30, 2003 and 2002.

      The following information applies to options outstanding at June 30, 2003:

           Numbers outstanding................................ 10,123
           Range of exercise prices........................... $11.67
           Weighted-average exercise price.................... $11.67
           Weighted-average remaining contractual life........ 9.33 years

      At June 2003, all of the stock options granted were subject to exercise at the discretion of the grantees and expire in fiscal 2013.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2003 and 2002

A summary of the status of the Company's stock option plans as of March 31, 2003 and 2002, and changes during the June 30, 2003 ending dates is presented below:

                                                                               Year ended
                                            Three months                        March 31,
                                               ended                           -----------
                                           June 30, 2003              2003                   2002
                                           -------------              ----                   ----
                                                    Exercise               Exercise               Exercise
                                        Shares       Price     Shares       Price     Shares       Price
                                        -------     --------   -------     --------   -------     --------
Outstanding at beginning of
period                                   28,666     $  6.26     23,378     $  3.31     26,400     $  3.31
Granted                                      --          --     10,123       11.67         --          --
Exercised                               (18,543)       3.31     (4,835)       3.31     (3,022)       3.31
Fortified                                    --          --         --          --         --          --
                                        -------     -------    -------     -------    -------     -------
Outstanding at end of period             10,123     $ 11.67     28,666     $  6.26     23,378     $  3.31
                                        =======     =======    =======     =======    =======     =======
Options exercisable at end of period     10,123     $ 11.67     28,666     $  6.26     23,378     $  3.31
                                        =======     =======    =======     =======    =======     =======
Fair value of options granted                            --                $  3.17                     --
                                                    =======                =======                =======

                         Wayne Savings Bancshares, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            For the three month periods ended June 30, 2003 and 2002

5.    Effects of Recent Accounting Pronouncements

      In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

      SFAS No. 147 was adopted without material effect on the Company's financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 was adopted without material effects on the Company's financial position or results of operation.

                         Wayne Savings Bancshares, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            For the three month periods ended June 30, 2003 and 2002

5.    Effects of Recent Accounting Pronouncements (continued)

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial letters of credit which require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires Wayne to record a liability generally equal to fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to guarantees Wayne issues or modifies subsequent to December 31, 2002. Wayne had no letters of credit outstanding at June 30, 2003.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the disclosure requirements of FIN 46 effective January 31, 2003, without material effect on its financial statements.

6.    Forward-looking Statements

      This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the continued ability of the Banks to attract and retain deposits, new accounting pronouncements and changing regulatory requirements.

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

                                                             For the three months
                                                                ended June 30,
                                      ---------------------------------------------------------------------
                                                    2003                                 2002
                                      --------------------------------     --------------------------------
                                      Average                  Average     Average                  Average
                                      Balance     Interest      Rate       Balance     Interest      Rate
                                      --------    --------    --------     --------    --------    --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net(1)           $224,479    $  3,725        6.64%    $248,688    $  4,432        7.13%
   Mortgage-backed
         securities(2)                  80,344         568        2.83       18,028         222        4.93
   Investment securities                26,803         352        5.25       21,688         255        4.70
   Interest-bearing
        deposits(3)                     18,198          78        1.71       25,992         140        2.15
                                      --------    --------    --------     --------    --------    --------
        Total interest-
              earning assets           349,824       4,723        5.40      314,396       5,049        6.42
Non-interest-earning assets             23,297                               20,739
                                      --------                             --------
        Total assets                  $373,121                             $335,135
                                      ========                             ========

Interest-bearing
liabilities:
   Deposits                           $296,895       1,612        2.17     $298,323       2,433        3.26
   Borrowings                           30,000         320        4.27        5,000          65        5.20
                                      --------    --------    --------     --------    --------    --------
        Total interest-
           bearing liabilities         326,895       1,932        2.36      303,323       2,498        3.29
Non-interest bearing
   liabilities                             960                                5,527
                                      --------                             --------
        Total liabilities              327,855                              308,850
Stockholders' equity                    45,266                               26,285
                                      --------                             --------
        Total liabilities and
              stockholders'-
              equity                  $373,121                             $335,135
                                      ========    --------                 ========    --------
Net interest income                               $  2,791                             $  2,551
                                                  ========    --------                 ========    --------
Interest rate spread(4)                                           3.04%                                3.13%
                                                              ========                             ========
Net yield on interest-
   earning assets(5)                                              3.19%                                3.25%
                                                              ========                             ========
Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities                                          107.01%                              103.65%
                                                              ========                             ========

----------
(1)   Includes non-accrual loan balances.

(2)   Includes mortgage-backed securities designated as available for sale.

(3) Includes federal funds sold and interest-bearing deposits in other financial institutions.

(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.

(5) Net yield on interest-earning assets represents net income as a percentage of average interest-earning assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2003 to June 30, 2003

At June 30, 2003, we had total assets of $376.5 million, a decrease of $2.5 million, or 0.7%, from March 31, 2003 levels.

Liquid assets consisting of cash, interest-bearing deposits, and investment securities decreased by $2.7 million, or 5.1%, to $50.6 million at June 30, 2003. Mortgage-backed securities increased by $7.5 million, or 9.9%, to $83.5 million as management redeployed excess liquid assets into higher-yielding assets. The increase was also funded through a reduction in our loan portfolio totaling $7.9 million, or 3.4%, to $220.5 million, which generally resulted from higher loan prepayments as borrowers chose to refinance their loans in the declining interest rate environment. In view of the low interest rate environment, we chose not to be among the market leaders in loan pricing.

Nonperforming and impaired loans of $2.8 million consisted in large part of a $1.8 million commercial business and real estate loan relationship which became delinquent and was designated as impaired during fiscal year 2002. The Company entered into a workout agreement in July 2003 with the borrower which called for the sale and disposal of the underlying collateral. The first sale under the workout agreement is scheduled to close in August and Wayne Savings anticipates receiving payment of $1.1 million. There are two additional disposals which are expected to be initiated during the quarter ending September 2003. No allocation to the allowance has been made for these loans as management believes the value of the collateral exceeds the related loan balance.

Deposits at June 30, 2003, totaled $298.3 million, a decrease of $2.6 million from $300.9 million at March 31, 2003. The decline in deposits during the quarter generally reflected management's conservative pricing strategy in the current low interest rate environment.

Stockholders' equity increased by $599,000 during the three months ended June 30, 2003, due to $731,000 in net earnings for the three months ended June 30, 2003, an after-tax increase of $206,000 in other comprehensive income and stock options exercised of $61,000, which were partially offset by dividends paid totaling $440,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2003 and 2002

General

Net earnings totaled $731,000 for the three months ended June 30, 2003, an increase of $177,000, or 31.9%, over $554,000 of net earnings for the three months ended June 30, 2002. The growth in net earnings was primarily attributable to an increase in net interest income of $240,000, or 9.4%, and an increase in other income of $166,000, or 48.3%, which were partially offset by a $173,000, or 8.5%, increase in general, administrative and other expense and a $41,000, or 14.4%, increase in federal income tax expense.

Interest Income

Interest income on loans declined $707,000, or 16.0%, for the three months ended June 30, 2003, due primarily to a decrease in the weighted average balance of loans outstanding of $24.2 million, or 9.7%, compared to the 2002 period, coupled with a 49 basis-point decrease in the weighted average yield on loans to 6.64% for the 2003 period.

Interest income on mortgage-backed securities increased $346,000, or 155.9%, during the three months ended June 30, 2003, due primarily to a $62.3 million, or 345.7%, increase in the weighted average balance outstanding from the comparable 2002 period, which was partially offset by a decrease in the average yield of 210 basis points to 2.83%.

Interest income on investments and interest-bearing deposits increased by $35,000, or 8.9%, reflecting an increase to a weighted average rate of 51 basis-points to 3.82% from 3.31% during the comparable 2002 period, partially offset by a decrease in the weighted average balance of $2.7 million, or 5.6%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2003 and 2002 (continued)

Interest Expense

Interest expense for the three months ended June 30, 2003 totaled $1.9 million, a decrease of $566,000, or 22.7%, from interest expense of $2.5 million for the three months ended June 30, 2002. The decrease resulted from a 93 basis point decrease in the average cost of funds to 2.36% for the 2003 period, which was partially offset by an increase in the average balance of deposits and borrowings outstanding of $23.6 million, or 7.8%, to $326.9 million for the period ended June 30, 2003.

Interest expense on deposits totaled $1.6 million for the three months ended June 30, 2003, a decrease of $821,000, or 33.7%, from the three months ended June 30, 2002, as a result of a 109 basis point decrease in the average cost of deposits to 2.17% for the 2003 period and a decrease in the average balance outstanding of $1.4 million, or 0.5%, to $296.9 million for the 2003 period.

Interest expense on borrowings totaled $320,000 for the three months ended June 30, 2003, an increase of $255,000, or 392.3%, from the 2002 period, primarily due to an increase in the average balance of borrowings of $25.0 million to an average balance of $30.0 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002, which was partially offset with a decrease in the average cost of borrowings to 4.27% from the average cost of 5.20% for the 2002 period.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended June 30, 2003, an increase of $240,000, or 9.4%, from the three month period ended June 30, 2002. The average interest rate spread decreased to 3.04% for the three months ended June 30, 2003 from 3.13% for the three months ended June 30, 2002. The net interest margin decreased to 3.19% for the three months ended June 30, 2003 from 3.25% for the three months ended June 30, 2002.

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $32,000 and $17,000 for the three month periods ended June 30, 2003 and 2002, respectively. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2003 and 2002.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, increased by $166,000 or 48.3%, to $510,000 for the three months ended June 30, 2003, from $344,000 for the three months ended June 30, 2002. The increase resulted primarily from $67,000 in the increase in cash surrender value of life insurance due to the purchase of life insurance in October 2002. Additionally, service fees, charges and other operating income which increased by $78,000, or 23.8%, to $406,000, for the three months ended June 30, 2003, was due primarily to an enhanced service fee structure implemented on deposit accounts, coupled with increased income related to credit and debit cards.

General, Administrative, and Other Expense

General, administrative and other expense increased by $173,000, or 8.5%, to $2.2 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase resulted primarily from a $120,000, or 10.5%, increase in employee compensation and benefits and a $42,000, or 9.8%, , increase in other operating expense. The increase in employee compensation and benefits was primarily

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2003 and 2002 (continued)

General, Administrative, and Other Expense (continued)

attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a fully converted, publicly traded stock company. Similarly, the increase in other operating expense was primarily attributable to increased costs related to routine and ongoing compliance matters required of a public company.

Federal Income Taxes

The provision for federal income taxes was $326,000 for the three months ended June 30, 2003, an increase of $41,000, or 14.4%, compared to the same period in 2002. The increase resulted primarily from a $218,000, or 26.0%, increase in pretax earnings. The effective tax rate for the three months ended June 30, 2003, was 30.8% as compared to 34.0% for the same period in 2002. The decrease in the effective tax rate period to period is mainly due to the tax advantages related to the increase in cash surrender value of life insurance.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in the Company's market risk since the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2003.

ITEM 4                       CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b)   Changes in internal controls.

      There has been no change made in the Company's internal control on financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         Wayne Savings Bancshares, Inc.

                                     PART II

ITEM 1. Legal Proceedings

      Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

      Not applicable

ITEM 3. Defaults Upon Senior Securities

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

      On July 24, 2003, the Annual Meeting of the Company's Stockholders was held. Two directors were elected to terms expiring in fiscal 2006 by the following votes:

            James C. Morgan          For: 3,357,518       Withheld: 67,961
            Kenneth R. Lehman        For: 3,348,462       Withheld: 77,017

      Three other matters were submitted to the stockholders for ratification, for which the following votes were cast:

            Ratification of the 2003 Stock Option Plan.

                       For: 2,485,803      Against: 239,602      Abstain: 62,784

            Ratification of the 2003 Retention and Recognition Plan.

                       For: 2,244,857      Against: 481,563      Abstain: 61,618

            Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2004.

                       For: 3,354,975      Against: 32,425       Abstain: 38,079

ITEM 5. Other Information

      Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

                  EX-31.1 Written Statement of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  EX-31.2 Written Statement of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  EX-32.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  EX-32.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                         Wayne Savings Bancshares, Inc.

ITEM 6. Exhibits and Reports on Form 8-K

      (b)   Reports on Form 8-K:

      The Company filed a Form 8-K on June 5, 2003, disclosing management's decision to consolidate its bank subsidiaries.

      The Company filed a Form 8-K on June 2, 2003, announcing the date of the Company's Annual Meeting of Stockholders.

      The Company filed a Form 8-K on April 24, 2003, disclosing its earning release for the three months and year ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2003                     By:
                                               ---------------------------------
                                               Charles F. Finn
                                               Chairman and President


Date:  August 14, 2003                     By:
                                               ---------------------------------
                                               Michael C. Anderson
                                               Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2003                      By: /s/Charles C. Finn
                                                --------------------------------
                                                Charles C. Finn
                                                Chairman and President


Date:  August 14, 2003                      By: /s/Michael C. Anderson
                                                --------------------------------
                                                Michael C. Anderson
                                                Chief Financial Officer