Form 10-Q
period 2003-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2003-11-14
CIK 1036030

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    |_|                              No  |X|

As of November 10, 2003, the latest practicable date, 3,907,319 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I   -  FINANCIAL INFORMATION

  Item 1    Consolidated Statements of Financial Condition                     3
            Consolidated Statements of Earnings                                4
            Consolidated Statements of Comprehensive Income                    5
            Consolidated Statements of Cash Flows                              6
            Notes to Consolidated Financial Statements                         8

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     13

  Item 3    Quantitative and Qualitative Disclosure About Market Risk         21

  Item 4    Controls and Procedures                                           21

PART II -   OTHER INFORMATION

  Item 1    Legal Proceedings                                                 22

  Item 2    Changes in Securities and Use of Proceeds                         22

  Item 3    Defaults Upon Senior Securities                                   22

  Item 4    Submission of Matter to a Vote of Security Holders                22

  Item 5    Other Information                                                 22

  Item 6    Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                    23

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                  September 30,    March 31,
         ASSETS                                                                            2003         2003
Cash and due from banks                                                               $   2,505    $   2,967
Federal funds sold                                                                        6,250        8,000
Interest-bearing deposits in other financial institutions                                 6,207        6,529
                                                                                      ---------    ---------
         Cash and cash equivalents                                                       14,962       17,496

Investment securities available for sale - at market                                     17,560       17,036
Investment securities - at amortized cost, approximate  market value of $15,916
  and $19,211 as of September 30, 2003 and March 31, 2003, respectively                  15,148       18,805
Mortgage-backed securities available for sale - at market                                84,029       66,151
Mortgage-backed securities - at cost, approximate market value of $6,317 and
  $9,927 as of September 30, 2003 and March 31, 2003, respectively                        6,299        9,851
Loans receivable - net                                                                  212,741      228,373
Office premises and equipment - net                                                       8,571        8,818
Real estate acquired through foreclosure                                                    179           --
Federal Home Loan Bank stock - at cost                                                    4,122        4,041
Cash surrender value of life insurance                                                    5,255        5,121
Accrued interest receivable on loans                                                        834          948
Accrued interest receivable on mortgage-backed securities                                   413          380
Accrued interest receivable on investments and interest-bearing deposits                    317          313
Prepaid expenses and other assets                                                         1,783        1,532
Prepaid federal income taxes                                                                328          126
                                                                                      ---------    ---------

         Total assets                                                                 $ 372,541    $ 378,991
                                                                                      =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 295,641    $ 300,931
Advances from the Federal Home Loan Bank                                                 30,000       30,000
Advances by borrowers for taxes and insurance                                               624          712
Accrued interest payable                                                                    253          235
Accounts payable on mortgage loans serviced for others                                      258          130
Other liabilities                                                                         1,193        1,638
Deferred federal income taxes                                                               716          682
                                                                                      ---------    ---------
         Total liabilities                                                              328,685      334,328

Commitments                                                                                  --           --

Stockholders' equity
  Common stock (8,000,000 shares of $ .10 par value authorized; 3,907,319 and
    3,888,795 shares issued at September 30, 2003 and March 31, 2003, respectively)         391          389
  Additional paid-in capital                                                             34,268       34,208
  Retained earnings - substantially restricted                                           12,273       11,830
  Less required contributions for shares acquired by Employee Stock Ownership Plan       (1,534)      (1,612)
  Shares acquired by Management Recognition Plan                                         (1,142)          --
  Accumulated other comprehensive loss                                                     (400)        (152)
                                                                                      ---------    ---------
         Total stockholders' equity                                                      43,856       44,663
                                                                                      ---------    ---------

         Total liabilities and stockholders' equity                                   $ 372,541    $ 378,991
                                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                     Six months       Three months
                                                                        ended             ended
                                                                    September 30,     September 30,
                                                                     2003     2002     2003     2002
Interest income
  Loans                                                            $7,238   $8,749   $3,513   $4,317
  Mortgage-backed securities                                        1,119      405      551      183
  Investment securities                                               737      489      385      234
  Interest-bearing deposits and other                                 130      283       52      143
                                                                   ------   ------   ------   ------
         Total interest income                                      9,224    9,926    4,501    4,877

Interest expense
  Deposits                                                          3,103    4,667    1,491    2,234
  Borrowings                                                          625      131      305       66
                                                                   ------   ------   ------   ------
         Total interest expense                                     3,728    4,798    1,796    2,300
                                                                   ------   ------   ------   ------

         Net interest income                                        5,496    5,128    2,705    2,577
Provision for losses on loans                                          63       38       31       21
                                                                   ------   ------   ------   ------
         Net interest income after provision for losses on loans    5,433    5,090    2,674    2,556

Other income
  Gain on sale of loans                                                61       16       24       --
  Increase in cash surrender value of life insurance                  134       --       67       --
  Service fees, charges and other operating                           794      689      388      361
                                                                   ------   ------   ------   ------
         Total other income                                           989      705      479      361

General, administrative and other expense
  Employee compensation and benefits                                2,600    2,286    1,334    1,140
  Occupancy and equipment                                             741      745      355      366
  Federal deposit insurance premiums                                   24       27       11       14
  Franchise taxes                                                     154      154       77       81
  Other operating                                                     964      836      494      408
                                                                   ------   ------   ------   ------
         Total general, administrative and other expense            4,483    4,048    2,271    2,009
                                                                   ------   ------   ------   ------

         Earnings before income taxes                               1,939    1,747      882      908

Federal incomes taxes
  Current                                                             433      488       58      269
  Deferred                                                            162       98      211       32
                                                                   ------   ------   ------   ------
         Total federal income taxes                                   595      586      269      301
                                                                   ------   ------   ------   ------

         NET EARNINGS                                              $1,344   $1,161   $  613   $  607
                                                                   ======   ======   ======   ======

         EARNINGS PER SHARE
           Basic                                                   $ 0.36   $ 0.31   $ 0.16   $ 0.16
                                                                   ======   ======   ======   ======
           Diluted                                                 $ 0.36   $ 0.31   $ 0.16   $ 0.16
                                                                   ======   ======   ======   ======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                      Six months ended    Three months ended
                                                                        September 30,        September 30,
                                                                        2003       2002      2003       2002
Net earnings                                                         $ 1,344    $ 1,161   $   613    $   607

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities, net of taxes (benefits)
    of $(128), $33, $(234) and $20 during the respective periods        (248)        65      (454)        38
                                                                     -------    -------   -------    -------

Comprehensive income                                                 $ 1,096    $ 1,226   $   159    $   645
                                                                     =======    =======   =======    =======

Accumulated other comprehensive income (loss)                        $  (400)   $    87   $  (400)   $    87
                                                                     =======    =======   =======    =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                            2003        2002
Cash flows from operating activities:
  Net earnings for the period                                                           $  1,344    $  1,161
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                       912         106
    Amortization of deferred loan origination fees                                          (342)       (165)
    Depreciation and amortization                                                            261         289
    Gain on sale of loans                                                                    (39)         (7)
    Proceeds from sale of loans in the secondary market                                    2,529       2,372
    Loans originated for sale in the secondary market                                     (2,329)         --
    Provision for losses on loans                                                             63          38
    Federal Home Loan Bank stock dividends                                                   (81)        (92)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                   114        (272)
      Accrued interest receivable on mortgage-backed securities                              (34)         24
      Accrued interest receivable on investments and interest-bearing deposits                (4)        233
      Prepaid expenses and other assets                                                     (251)        272
      Accrued interest payable                                                                18          74
      Accounts payable on mortgage loans serviced for others                                 128         112
      Other liabilities                                                                     (445)       (393)
      Federal income taxes
        Current                                                                             (202)        126
        Deferred                                                                             162          98
                                                                                        --------    --------
          Net cash provided by operating activities                                        1,804       3,976

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                            --      (3,850)
  Purchase of investment securities designated as available for sale                     (13,017)     (4,501)
  Proceeds from maturity of investment securities designated as held to maturity           3,640       9,336
  Proceeds from maturity of investment securities designated as available for sale        12,523          --
  Purchase of mortgage-backed securities designated as held to maturity                       --      (3,545)
  Purchase of mortgage-backed securities designated as available for sale                (37,406)    (14,220)
  Principal repayments on mortgage-backed securities designated as held to maturity        3,474       3,288
  Principal repayments on mortgage-backed securities designated as available for sale     18,366         833
  Loan principal repayments                                                               57,642      32,239
  Loan disbursements                                                                     (42,072)    (27,898)
  Purchase of office premises and equipment - net                                            (14)       (126)
  Proceeds from sale of real estate acquired through foreclosure                              --          16
  Increase in cash surrender value of life insurance                                        (134)         --
  Purchase of Federal Home Loan Bank stock                                                    --         (98)
                                                                                        --------    --------
          Net cash provided by (used in) investing activities                              3,002      (8,526)
                                                                                        --------    --------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                      4,806      (4,550)
                                                                                        --------    --------

                         Wayne Savings Bancshares, Inc.

                     For the six months ended September 30,
                                 (In thousands)

                                                                                        2003        2002
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                               $  4,806    $ (4,550)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                         (5,290)      1,401
  Advances by borrowers for taxes and insurance                                          (88)       (100)
  Dividends paid on common stock                                                        (881)       (416)
  Proceeds from exercise of stock options                                                 61          16
  Shares acquired by Management Recognition Plan                                      (1,142)         --
                                                                                    --------    --------
          Net cash provided by (used in) financing activities                         (7,340)        901
                                                                                    --------    --------

Net decrease in cash and cash equivalents                                             (2,534)     (3,649)

Cash and cash equivalents at beginning of period                                      17,496      27,883
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $ 14,962    $ 24,234
                                                                                    ========    ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                            $    635    $    363
                                                                                    ========    ========

    Interest on deposits and borrowings                                             $  3,710    $  4,724
                                                                                    ========    ========

Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loan upon sale of real estate acquired through foreclosure   $     --    $    450
                                                                                    ========    ========

  Transfers from loans to real estate acquired through foreclosure                  $    179    $     --
                                                                                    ========    ========

  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                $   (248)   $     65
                                                                                    ========    ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                               $     22    $      9
                                                                                    ========    ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2003 and 2002

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements for the six and three months ended September 30, 2003 and 2002 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of Wayne Savings Bancshares, Inc. included in the Annual Report on Form 10-K for the year ended March 31, 2003.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the six-month period ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.    Principles of Consolidation

      The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and the Company's wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). At September 30, 2003, Village Savings Bank, F.S.B. was merged with and into Wayne Savings Community Bank and will be operated as a branch. Prior to this date, Village Bank was a wholly-owned subsidiary of Wayne Savings Community Bank. Wayne Savings has ten banking locations in Wayne, Holmes, Ashland, Medina and Stark counties. All significant intercompany transactions and balances have been eliminated in the consolidation.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2003 and 2002

3.    Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company's Employee Stock Ownership Plan (ESOP) that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company's stock option plan. Basic and diluted earnings per share for the three months ended September 30, 2002 has been restated to give effect to 1.5109 share exchange ratio in the Company's January 2003 conversion offering. The computations are as follows:

                                       For the six months ended   For the three months ended
                                            September 30,               September 30,
                                             2003        2002            2003        2002
Weighted-average common shares
  outstanding (basic)                   3,742,188   3,886,812       3,752,400   3,888,754
Dilutive effect of assumed exercise
  of stock options                          1,456       6,088           1,574       6,024
                                        ---------   ---------       ---------   ---------
Weighted-average common shares
  outstanding (diluted)                 3,743,644   3,892,900       3,753,974   3,894,778
                                        =========   =========       =========   =========

      Options to purchase 204,081 shares of common stock at a weighted average exercise price $13.95 were outstanding at September 30, 2003 but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. At September 30, 2002 all outstanding options were included in the diluted earnings per share calculation.

4.    Stock Option Plan

      The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 adjusted shares of authorized, but unissued shares of common stock with 10,123 options outstanding at September 30, 2003. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 62,224 non-incentive options of authorized, but unissued common stock. As of September 30, 2003, all options under the 2004 Plan have been granted and expire in fiscal 2014.

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

      There were 204,081 options granted during the three months ended September 30, 2003 and none granted for the three or six months periods ended September 30, 2002.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2003 and 2002

4.    Stock Option Plan (continued)

      At September 30, 2003, 10,123 of the stock options granted were subject to exercise at the discretion of the grantees and expire in fiscal 2013 while the remaining 204,081 vest at a rate of 20% annually and will expire in fiscal 2014.

      A summary of the status of the Company's stock option plans as of and for the periods ended March 31, 2003 and 2002, and the six months ended September 30, 2003 is presented below:

                                       Six months ended                     Year ended
                                         September 30,                       March 31,
                                             2003                  2003                    2002
                                                 Weighted-              Weighted-              Weighted-
                                                  average                average                average
                                                 exercise               exercise               exercise
                                       Shares      price      Shares      price      Shares      price
Outstanding at beginning of period     28,666    $   6.26     23,378    $   3.31     26,400    $   3.31
Granted                               204,081       13.95     10,123       11.67         --          --
Exercised                             (18,543)       3.31     (4,835)       3.31     (3,022)       3.31
Forfeited                                  --          --         --          --         --          --
                                     --------    --------   --------    --------   --------    --------

Outstanding at end of period          214,204    $  13.84     28,666    $   6.26     23,378    $   3.31
                                     ========    ========   ========    ========   ========    ========

Options exercisable at period-end      10,123    $  13.84     28,666    $   6.26     23,378    $   3.31
                                     ========    ========   ========    ========   ========    ========

Fair value of options granted                    $   3.93               $   3.17               $     --
                                                 ========               ========               ========

      The following information applies to options outstanding at September 30, 2003:

      Number outstanding.........................................        214,204
      Range of exercise prices................................... $11.67 - 13.95
      Weighted-average exercise price............................         $13.84
      Weighted-average remaining contractual life................      9.8 years

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

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2003 and 2002

5.    Effects of Recent Accounting Pronouncements (continued)

      SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets.

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

      SFAS No. 147 was adopted on April 1, 2003, without material effect on the Company's financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 was adopted on April 1, 2003, without material effects on the Company's financial position or results of operation.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial letters of credit which require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires Wayne to record a liability generally equal to fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to guarantees Wayne issues or modifies subsequent to December 31, 2002. Wayne had $97,000 in letters of credit outstanding at September 30, 2003.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after September 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the disclosure requirements of FIN 46 effective January 31, 2003, without material effect on its financial statements.

                         Wayne Savings Bancshares, Inc.

      For the six and three month periods ended September 30, 2003 and 2002

6.    Forward-looking Statements

      This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the continued ability of the Bank to attract and retain deposits, new accounting pronouncements and changing regulatory requirements.

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

                                                           For the six months ended September 30,
                                   ------------------------------------------------------------------------------------
                                                  2003                                             2002
                                   ------------------------------------           -------------------------------------
                                   Average                      Average           Average                       Average
                                   Balance      Interest         Rate             Balance        Interest         Rate
                                   -------      --------       --------           -------        --------       -------
                                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)        $219,835       $7,238           6.58%           $247,500        $8,749          7.07%
  Mortgage-backed
    securities(2)                   84,150        1,119           2.66              20,562           405          3.94
  Investment securities             30,726          737           4.80              21,028           489          4.65
  Interest-bearing deposits(3)      19,814          130           1.31              28,023           283          2.02
                                  --------       ------                           --------        ------
     Total interest-
       earning assets              354,525        9,224           5.20             317,113         9,926          6.26
Non-interest-earning assets         14,674                                          18,552
                                  --------                                        --------
     Total assets                 $369,199                                        $335,665
                                  ========                                        ========

Interest-bearing liabilities:
  Deposits                        $289,750        3,103           2.14            $298,924         4,667          3.12
  Borrowings                        30,000          625           4.17               5,000           131          5.24
                                  --------       ------                           --------        ------
     Total interest-
       bearing liabilities         319,750        3,728           2.33             303,924         4,798          3.16
                                                 ------                                           ------
Non-interest bearing
  liabilities                        4,209                                           5,200
                                  --------                                        --------
     Total liabilities             323,959                                         309,124
Stockholders' equity                45,240                                          26,541
                                  --------                                        --------
     Total liabilities and
       stockholders' equity       $369,199                                        $335,665
                                  ========                                        ========
Net interest income                              $5,496                                           $5,128
                                                 ======                                           ======
Interest rate spread(4)                                           2.87%                                           3.10%
                                                                ======                                          ======
Net yield on interest-
  earning assets(5)                                               3.10%                                           3.23%
                                                                ======                                          ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                  110.88%                                         104.34%
                                                                ======                                          ======

(1)   Includes non-accrual loan balances.

(2)   Includes mortgage-backed securities designated as available for sale.

(3) Includes federal funds sold and interest-bearing deposits in other financial institutions.

(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balance Sheet (continued)

                                                         For the three months ended September 30,
                                   ------------------------------------------------------------------------------------
                                                  2003                                             2002
                                   ------------------------------------           -------------------------------------
                                   Average                      Average           Average                       Average
                                   Balance      Interest         Rate             Balance        Interest         Rate
                                   -------      --------       --------           -------        --------       -------
                                                                 (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)        $215,192       $3,513           6.53%           $246,312        $4,317          7.01%
  Mortgage-backed
    securities(2)                   87,957          551           2.51              23,095           183          3.17
  Investment securities             34,648          385           4.44              20,367           234          4.60
  Interest-bearing deposits(3)      21,429           52            .97              30,055           143          1.90
                                  --------       ------                           --------        ------
     Total interest-
       earning assets              359,226        4,501           5.01             319,829         4,877          6.10
Non-interest-earning assets          7,001                                          16,367
                                  --------                                        --------
     Total assets                 $366,227                                        $336,196
                                  ========                                        ========

Interest-bearing liabilities:
  Deposits                        $287,723        1,491           2.07            $299,527         2,234          2.98
  Borrowings                        30,000          305           4.07               5,000            66          5.28
                                  --------       ------                           --------        ------
     Total interest-
       bearing liabilities         317,723        1,796           2.26             304,527         2,300          3.02
                                                 ------                                           ------
Non-interest bearing
  liabilities                        3,926                                           4,872
                                  --------                                        --------
     Total liabilities             321,649                                         309,399
Stockholders' equity                44,578                                          26,797
                                  --------                                        --------
     Total liabilities and
       stockholders' equity       $366,227                                        $336,196
                                  ========                                        ========
Net interest income                              $2,705                                           $2,577
                                                 ======                                           ======
Interest rate spread(4)                                           2.75%                                           3.08%
                                                                ======                                          ======
Net yield on interest-
  earning assets(5)                                               3.01%                                           3.22%
                                                                ======                                          ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                  113.06%                                         105.02%
                                                                ======                                          ======

(1)   Includes non-accrual loan balances.

(2)   Includes mortgage-backed securities designated as available for sale.

(3) Includes federal funds sold and interest-bearing deposits in other financial institutions.

(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2003 to September 30, 2003

At September 30, 2003, we had total assets of $372.5 million, a decrease of $6.5 million, or 1.7%, from March 31, 2003 levels.

Liquid assets consisting of cash, interest-bearing deposits and investment securities decreased by $5.7 million, or 10.6%, to $47.7 million at September 30, 2003. Mortgage-backed securities increased by $14.3 million, or 18.8%, to $90.3 million as management redeployed excess liquid assets into higher-yielding assets consisting of short term adjustable-rate mortgage-backed securities and collateralized mortgage obligations with low extension risks. Management's intention is to maintain a short term investment duration until rates rise from near historic low levels. The increase in mortgage-backed securities was also funded by loan repayments and sales exceeding loan originations which reduced the loan portfolio by $15.6 million, or 6.8%, to $212.7 million, which generally resulted from higher loan prepayments as borrowers chose to refinance their loans in the declining interest rate environment.

Nonperforming and impaired loans of $1.7 million consisted of $1.0 million of residential mortgage loans, coupled with a $668,000 commercial business and real estate loan relationship which became delinquent and was designated as impaired during fiscal year 2002. The Company entered into a workout agreement in July 2003 with the borrower which called for the sale and disposal of the underlying collateral. The first sale under the workout agreement closed in August and Wayne Savings received payment of $1.1 million. The second sale occurred in October and Wayne is anticipating net proceeds of $140,000. The final sale is expected to be initiated during the quarter ending December 2003. No allocation to the allowance has been made for the remainder of these loans as management believes the value of the collateral exceeds the related loan balance.

Deposits at September 30, 2003, totaled $295.6 million, a decrease of $5.3 million from $300.9 million at March 31, 2003. Management attributes the decline in deposits mainly to customers seeking to find alternative investment opportunities due to the low rate environment. The Bank's deposit pricing is very competitive in all market areas.

Stockholders' equity decreased by $807,000 during the three months ended September 30, 2003, due to the purchase of common stock of $1.1 million for the management recognition plan, dividends paid totaling $881,000 and an after-tax increase of $248,000 in other comprehensive loss, partially offset by $1.3 million in net earnings for the six months ended September 30, 2003.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2003 and 2002

General

Net earnings totaled $1.3 million for the six months ended September 30, 2003, an increase of $183,000 or 15.8%, over $1.2 million of net earnings for the six months ended September 30, 2002. The growth in net earnings was primarily attributable to an increase in net interest income of $368,000, or 7.2%, and an increase in other income of $284,000, or 40.3%, which were partially offset by a $435,000, or 10.8%, increase in general, administrative and other expense and a $9,000, or 1.5%, increase in federal income tax expense.

Interest Income

Interest income for the six months ended September 30, 2003, decreased $702,000, or 7.1%, to $9.2 million. This decrease was a result of a 106 basis point reduction in the yield on interest earning assets to 5.20%, partially offset by an increase in the weighted average balance of $37.4 million, or 11.8%, to $354.5 million for the period ended September 30, 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2003 and 2002 (continued)

Interest Income (continued)

Interest income on loans declined $1.5 million, or 17.3%, for the six months ended September 30, 2003, due primarily to a decrease in the weighted average balance of loans outstanding of $27.7 million, or 11.2%, compared to the 2002 period, coupled with a 49 basis-point decrease in the weighted average yield on loans to 6.58% for the 2003 period.

Interest income on mortgage-backed securities increased $714,000 during the six months ended September 30, 2003, due primarily to a $63.6 million, or 309.3%, increase in the weighted average balance outstanding from the comparable 2002 period, which was partially offset by a decrease in the average yield of 128 basis points to 2.66%.

Interest income on investments increased by $248,000, or 50.7%, reflecting an increase in the weighted average balance of $9.7 million, or 46.1%, coupled with an increase in the weighted average rate of 15 basis-points to 4.80% from 4.65% during the comparable 2002 period.

Interest income on interest-bearing deposits and other decreased by $153,000, or 54.1%, reflecting a decrease in the weighted average balance of $8.2 million, or 29.3%, coupled with a decrease in the weighted average rate of 71 basis-points to 1.31% from 2.02% during the comparable 2002 period.

Interest Expense

Interest expense for the six months ended September 30, 2003 totaled $3.7 million, a decrease of $1.1 million, or 22.3%, from interest expense of $4.8 million for the six months ended September 30, 2002. The decrease resulted from an 83 basis point decrease in the average cost of funds to 2.33% for the 2003 period, offset by an increase in the average balance of deposits and borrowings outstanding of $15.8 million, or 5.2%, to $319.7 million for the period ended September 30, 2003.

Interest expense on deposits totaled $3.1 million for the six months ended September 30, 2003, a decrease of $1.6 million, or 33.5%, from the six months ended September 30, 2002, as a result of a 98 basis point decrease in the average cost of deposits to 2.14% for the 2003 period coupled with a decrease in the average balance outstanding of $9.2 million, or 3.1%, to $289.8 million for the 2003 period.

Interest expense on borrowings totaled $625,000 for the six months ended September 30, 2003, an increase of $494,000 from the 2002 period, primarily due to an increase in the average balance of borrowings of $25.0 million to an average balance of $30.0 million for the six months ended September 30, 2003 from $5.0 million for the six months ended September 30, 2002, which was partially offset with a decrease in the average cost of borrowings to 4.17% from the average cost of 5.24% for the 2002 period. The Company borrowed the additional funds in order to purchase corporate and mortgage-backed securities in order to enhance earnings and future cash flows.

Net Interest Income

Net interest income totaled $5.5 million for the six months ended September 30, 2003, an increase of $368,000, or 7.2%, from the six month period ended September 30, 2002. The average interest rate spread decreased to 2.87% for the six months ended September 30, 2003 from 3.10% for the six months ended September 30, 2002. The net interest margin decreased to 3.10% for the six months ended September 30, 2003 from 3.23% for the six months ended September 30, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2003 and 2002 (continued)

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $63,000 and $38,000 for the six month periods ended September 30, 2003 and 2002, respectively. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2003 and 2002.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, increased by $284,000 or 40.3%, to $989,000 for the six months ended September 30, 2003, from $705,000 for the six months ended September 30, 2002. The increase resulted primarily from $134,000 in the increase in cash surrender value of life insurance due to the purchase of life insurance in October 2002. Additionally, service fees, charges and other operating income which increased by $105,000, or 15.2%, to $794,000, for the six months ended September 30, 2003, was due primarily to an increase in non-sufficient fund fees on transaction accounts, coupled with increased income related to credit card merchants and debit card income. Gain on sale of loans increased $45,000 in 2003 as compared to the six months ended September 30, 2002, mainly due to management's decision to sell the majority of the lower rate thirty year residential mortgage loans to the secondary market.

General, Administrative, and Other Expense

General, administrative and other expense increased by $435,000, or 10.7%, to $4.5 million for the six months ended September 30, 2003 compared to the six months ended September 30, 2002. The increase resulted primarily from a $314,000, or 13.7%, increase in employee compensation and benefits and a $128,000, or 15.3%, , increase in other operating expense. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a fully converted, publicly traded stock company. Similarly, the increase in other operating expense was primarily attributable to increased costs related to routine and ongoing compliance matters required of a public company in addition to higher merchant and bank service charge expenses.

Federal Income Taxes

The provision for federal income taxes was $595,000 for the six months ended September 30, 2003, an increase of $9,000, or 1.5%, compared to the same period in 2002. The increase resulted primarily from a $192,000, or 11.0%, increase in pretax earnings, which was mitigated by $134,000 of tax-exempt income related to the cash surrender value of life insurance. The effective tax rate for the three months ended September 30, 2003, was 30.7% as compared to 33.5% for the same period in 2002. The decrease in the effective tax rate period to period is mainly due to the advantages related to the aforementioned tax-exempt income.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2003 and 2002

General

Net earnings totaled $613,000 for the three months ended September 30, 2003, an increase of $6,000, or 1.0%, over the $607,000 of net earnings for the three months ended September 30, 2002. The growth in net earnings was primarily attributable to an increase in net interest income of $128,000, or 5.0%, and an increase in other income of $118,000, or 32.7%, which were partially offset by a $262,000, or 13.0%, increase in general, administrative and other expense and a $32,000, or 10.6% decrease in federal income tax expense.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2003 and 2002 (continued)

Interest Income

Interest income decreased $376,000, or 7.7%, for the three months ended September 30, 2003, to $4.5 million. This decline was mainly due to a 109 basis point reduction in the average yield on interest earning assets to 5.01% from 6.10% for the period ending September 30, 2002. The yield reduction was partially offset with an increase in the weighted-average balance of $39.4 million, or 12.3%, to a balance of $359.2 million at September 30, 2003.

Interest income on loans declined $804,000, or 18.6%, for the three months ended September 30, 2003, due primarily to a decrease in the weighted average balance of loans outstanding of $31.1 million, or 12.6%, compared to the 2002 period, coupled with a 48 basis-point decrease in the weighted average yield on loans to 6.53% for the 2003 period.

Interest income on mortgage-backed securities increased $368,000 during the three months ended September 30, 2003, due primarily to a $64.9 million increase in the weighted average balance outstanding from the comparable 2002 period. This significant increase is the result of management's strategy to invest in higher yielding short term mortgage-backed securities as a defensive measure during the current historic low interest rate environment. The increase in the weighted-average balance was partially offset by a decrease in the average yield of 66 basis points to 2.51% for the three months ended September 30, 2003. The yield on mortgage-backed securities was adversely affected by the record levels of repayments during the period.

Interest income on investments increased by $151,000, or 64.5%, reflecting an increase to a weighted average balance of $14.3 million to $34.6 million from $20.4 million during the comparable 2002 period, partially offset with a decrease in the average yield of 16 basis points to 4.44%.

Interest income on interest-bearing deposits declined $91,000, or 63.6%, for the three months ended September 30, 2003, due primarily to a decrease in the average yield of 93 basis points to an average yield of .97% from an average yield of 1.90% for the quarter ended September 30, 2002, coupled with a decrease in the weighted average balance of $8.6 million, or 28.7%, compared to the 2002 period of $30.1 million.

Interest Expense

Interest expense for the three months ended September 30, 2003 totaled $1.8 million, a decrease of $504,000, or 21.9%, from interest expense of $2.3 million for the three months ended September 30, 2002. The decrease resulted from a 76 basis point decrease in the average cost of funds to 2.26% for the 2003 period, which was offset with an increase in the average balance of deposits and borrowings outstanding of $13.2 million, or 4.3%, to $317.7 million for the period ended September 30, 2003.

Interest expense on deposits totaled $1.5 million for the three months ended September 30, 2003, a decrease of $743,000, or 33.3%, from the three months ended September 30, 2002, as a result of a 91 basis point decrease in the average cost of deposits to 2.07% for the 2003 period and a decrease in the average balance outstanding of $11.8 million, or 3.9%, to $287.7 million for the 2003 period.

Interest expense on borrowings totaled $305,000 for the three months ended September 30, 2003, an increase of $239,000 from the 2002 period, primarily due to an increase in the average balance of borrowings of $25.0 million to an average balance of $30.0 million for the three months ended September 30, 2003, which was partially offset with a decrease in the average cost of borrowings to 4.07% from the average cost of 5.28% for the 2002 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2003 and 2002 (continued)

Net Interest Income

Net interest income totaled $2.7 million for the three months ended September 30, 2003, an increase of $128,000, or 5.0%, from the three month period ended September 30, 2002. The average interest rate spread decreased to 2.75% for the three months ended September 30, 2003 from 3.08% for the three months ended September 30, 2002. The net interest margin decreased to 3.01% for the three months ended September 30, 2003 from 3.22% for the three months ended September 30, 2002.

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $31,000 and $21,000 for the three month periods ended September 30, 2003 and 2002, respectively. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2003 and 2002.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, increased by $118,000 or 32.7%, to $479,000 for the three months ended September 30, 2003, from $361,000 for the three months ended September 30, 2002. The increase resulted primarily from $67,000 in the increase in cash surrender value of life insurance due to the purchase of life insurance in October 2002. Gain on sale of loans accounted for an additional $24,000 increase over the three months ended September 30, 2002, mainly due to management's decision to sell the majority of the lower rate thirty year residential mortgage loans to the secondary market. Additionally, service fees, charges and other operating income which increased by $27,000, or 7.5%, to $388,000, for the three months ended September 30, 2003, was due primarily to increased income related to credit card merchants and debit cards.

General, Administrative, and Other Expense

General, administrative and other expense increased by $262,000, or 13.0%, to $2.3 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase resulted primarily from a $194,000, or 17.0%, increase in employee compensation and benefits and a $86,000, or 21.1%, , increase in other operating expense. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a fully converted, publicly traded stock company. Similarly, the increase in other operating expense was primarily attributable to increased costs related to routine and ongoing compliance matters required of a public company.

Federal Income Taxes

The provision for federal income taxes was $269,000 for the three months ended September 30, 2003, a decrease of $32,000, or 10.6%, compared to the same period in 2002. The effective tax rate for the three months ended September 30, 2003, was 30.5% as compared to 33.1% for the same period in 2002. The decrease in the effective tax rate period to period is mainly due to tax-exempt income relating to the increase in cash surrender value of life insurance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Subsequent Event

On October 31, 2003, the Company entered into a definitive agreement to acquire Stebbins Bancshares, Inc. and its national bank subsidiary, Stebbins National Bank of Creston, Ohio (collectively "Stebbins"), in an acquisition valued at $5.2 million. At September 30, 2003, Stebbins National Bank had assets of $27.6 million, total deposits of $24.4 million and stockholders' equity of $3.3 million. The Board of Directors of each company has approved the transaction and due diligence has been completed.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in the Company's market risk since the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2003.

ITEM 4                       CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b) Changes in internal controls.

      There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       For: 3,354,975            Against: 32,425              Abstain: 38,079

ITEM 5. Other Information

      Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

                EX-31.1 Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                        Section 1350

                EX-31.2 Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                        Section 1350

                EX-32.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                EX-32.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      (b)   Reports on Form 8-K:

      The Company filed a Form 8-K on July 23, 2003, disclosing its earnings release for the three months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      November 14, 2003            By:     /s/Charles F. Finn
       ------------------------              -----------------------------------
                                                Charles F. Finn
                                                Chairman and President

Date:      November 14, 2003            By:     /s/Michael C. Anderson
       ------------------------              -----------------------------------
                                                Michael C. Anderson
                                                Chief Financial Officer