Form 10-Q
period 2003-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2004-02-12
CIK 1036030

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes |_|                         No |X|

As of February 6, 2004, the latest practicable date, 3,907,318 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1   Consolidated Statements of Financial Condition                     3
           Consolidated Statements of Earnings                                4
           Consolidated Statements of Comprehensive Income                    5
           Consolidated Statements of Cash Flows                              6
           Notes to Consolidated Financial Statements                         8

  Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

  Item 3   Quantitative and Qualitative Disclosures About Market Risk        20

  Item 4   Controls and Procedures                                           20

PART II -  OTHER INFORMATION

  Item 1   Legal Proceedings                                                 21

  Item 2   Changes in Securities and Use of Proceeds                         21

  Item 3   Defaults Upon Senior Securities                                   21

  Item 4   Submission of Matters to a Vote of Security Holders               21

  Item 5   Other Information                                                 21

  Item 6   Exhibits and Reports on Form 8-K                                  21

 SIGNATURES                                                                  22

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           December 31,       March 31,
         ASSETS                                                                                    2003            2003
Cash and due from banks                                                                       $   3,328       $   2,967
Federal funds sold                                                                                2,850           8,000
Interest-bearing deposits in other financial institutions                                         7,064           6,529
                                                                                              ---------       ---------
         Cash and cash equivalents                                                               13,242          17,496

Investment securities available for sale - at market                                             24,777          17,036
Investment securities - at amortized cost, approximate  market value of $14,875
  and $19,211 as of December 31, 2003 and March 31, 2003, respectively                           14,089          18,805
Mortgage-backed securities available for sale - at market                                        84,072          66,151
Mortgage-backed securities - at cost, approximate market value of $5,008 and
  $9,927 as of December 31, 2003 and March 31, 2003, respectively                                 4,927           9,851
Loans receivable - net                                                                          208,745         228,373
Office premises and equipment - net                                                               8,748           8,818
Real estate acquired through foreclosure                                                            167              --
Federal Home Loan Bank stock - at cost                                                            4,164           4,041
Cash surrender value of life insurance                                                            6,252           5,121
Accrued interest receivable on loans                                                                831             948
Accrued interest receivable on mortgage-backed securities                                           405             380
Accrued interest receivable on investments and interest-bearing deposits                            409             313
Prepaid expenses and other assets                                                                 1,136           1,532
Prepaid federal income taxes                                                                         --             126
                                                                                              ---------       ---------

         Total assets                                                                         $ 371,964       $ 378,991
                                                                                              =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                      $ 294,363       $ 300,931
Advances from the Federal Home Loan Bank                                                         30,000          30,000
Advances by borrowers for taxes and insurance                                                     1,151             712
Accrued interest payable                                                                            102             235
Accounts payable on mortgage loans serviced for others                                               68             130
Other liabilities                                                                                 1,145           1,638
Accrued federal income taxes                                                                         42              --
Deferred federal income taxes                                                                       741             682
                                                                                              ---------       ---------
         Total liabilities                                                                      327,612         334,328

Commitments                                                                                          --              --

Stockholders' equity
  Common stock (8,000,000 shares of $ .10 par value authorized; 3,907,318 and 3,888,795
    shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively)            391             389
  Additional paid-in capital                                                                     34,365          34,208
  Retained earnings - substantially restricted                                                   12,373          11,830
  Less required contributions for shares acquired by Employee Stock Ownership Plan               (1,495)         (1,612)
  Shares acquired by Management Recognition Plan                                                 (1,142)             --
  Accumulated other comprehensive loss                                                             (140)           (152)
                                                                                              ---------       ---------
         Total stockholders' equity                                                              44,352          44,663
                                                                                              ---------       ---------

         Total liabilities and stockholders' equity                                           $ 371,964       $ 378,991
                                                                                              =========       =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                             Nine months                Three months
                                                                                ended                      ended
                                                                            December 31,                December 31,
                                                                        2003          2002           2003            2002
Interest income
  Loans                                                               $ 10,515      $ 12,866       $  3,277       $  4,117
  Mortgage-backed securities                                             1,767           875            648            470
  Investment securities                                                  1,113           835            376            346
  Interest-bearing deposits and other                                      191           406             61            123
                                                                      --------      --------       --------       --------
         Total interest income                                          13,586        14,982          4,362          5,056

Interest expense
  Deposits                                                               4,526         6,673          1,423          2,006
  Borrowings                                                               938           430            313            299
                                                                      --------      --------       --------       --------
         Total interest expense                                          5,464         7,103          1,736          2,305
                                                                      --------      --------       --------       --------

         Net interest income                                             8,122         7,879          2,626          2,751
Provision for losses on loans                                               63            75             --             37
                                                                      --------      --------       --------       --------
         Net interest income after provision for losses on loans         8,059         7,804          2,626          2,714

Other income
  Gain on sale of loans                                                     91            42             30             26
  Increase in cash surrender value of life insurance                       211            54             77             54
  Loss on disposal of real estate acquired through foreclosure              --           (11)            --             --
  Service fees, charges and other operating                              1,177         1,077            383            388
                                                                      --------      --------       --------       --------
         Total other income                                              1,479         1,162            490            468

General, administrative and other expense
  Employee compensation and benefits                                     3,972         3,475          1,372          1,189
  Occupancy and equipment                                                1,098         1,116            357            371
  Federal deposit insurance premiums                                        36            41             12             14
  Franchise taxes                                                          230           231             76             77
  Other operating                                                        1,462         1,281            498            456
                                                                      --------      --------       --------       --------
         Total general, administrative and other expense                 6,798         6,144          2,315          2,107
                                                                      --------      --------       --------       --------

         Earnings before income taxes                                    2,740         2,822            801          1,075

Federal incomes taxes
  Current                                                                  783           969            350            481
  Deferred                                                                  53           (47)          (109)          (145)
                                                                      --------      --------       --------       --------
         Total federal income taxes                                        836           922            241            336
                                                                      --------      --------       --------       --------

         NET EARNINGS                                                 $  1,904      $  1,900       $    560       $    739
                                                                      ========      ========       ========       ========

         EARNINGS PER SHARE
           Basic                                                      $   0.51      $   0.50       $   0.15       $   0.19
                                                                      ========      ========       ========       ========
           Diluted                                                    $   0.51      $   0.50       $   0.15       $   0.19
                                                                      ========      ========       ========       ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                Nine months          Three months
                                                                   ended                 ended
                                                               December 31,           December 31,
                                                              2003        2002      2003       2002
Net earnings                                                $ 1,904      $1,900     $ 560      $739

Other comprehensive income, net of tax:
  Unrealized holding gains on securities,  net of taxes
    of $6, $133, $134 and $100, during the
    respective periods                                           12         259       260       194
                                                            -------      ------     -----      ----

Comprehensive income                                        $ 1,916      $2,159     $ 820      $933
                                                            =======      ======     =====      ====

Accumulated comprehensive income (loss)                     $  (140)     $  281     $(140)     $281
                                                            =======      ======     =====      ====

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                            2003          2002
Cash flows from operating activities:
  Net earnings for the period                                                             $  1,904      $  1,900
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                       1,359           253
    Amortization of deferred loan origination fees                                            (441)         (318)
    Depreciation and amortization                                                              392           422
    Gain on sale of loans                                                                      (49)          (27)
    Proceeds from sale of loans in the secondary market                                      4,665         3,169
    Loans originated for sale in the secondary market                                       (4,627)       (1,715)
    Provision for losses on loans                                                               63            75
    Loss on disposal of real estate acquired through foreclosure                                --            11
    Federal Home Loan Bank stock dividends                                                    (123)         (137)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     117           173
      Accrued interest receivable on mortgage-backed securities                                (25)         (165)
      Accrued interest receivable on investments and interest-bearing deposits                 (96)         (198)
      Prepaid expenses and other assets                                                        396          (674)
      Accrued interest payable                                                                (133)         (120)
      Accounts payable on mortgage loans serviced for others                                   (62)           46
      Other liabilities                                                                       (493)           83
      Federal income taxes
        Current                                                                                 42           122
        Deferred                                                                                53           (47)
                                                                                          --------      --------
          Net cash provided by operating activities                                          2,942         2,853

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as held to maturity                              --       (14,049)
  Purchase of investment securities designated as available for sale                       (21,129)       (5,086)
  Proceeds from maturity of investment securities designated as held to maturity             4,690        12,927
  Proceeds from maturity of investment securities designated as available for sale          13,523         1,673
  Purchase of mortgage-backed securities designated as held to maturity                         --        (3,557)
  Purchase of mortgage-backed securities designated as available for sale                  (44,446)      (47,108)
  Principal repayments on mortgage-backed securities designated as held to maturity          4,756         5,691
  Principal repayments on mortgage-backed securities designated as available for sale       25,360         2,774
  Loan principal repayments                                                                 73,680        57,709
  Loan disbursements                                                                       (53,646)      (45,213)
  Purchase of office premises and equipment - net                                             (322)         (156)
  Purchase of bank-owned life insurance                                                       (920)       (5,000)
  Increase in cash surrender value of life insurance                                          (211)          (54)
  Proceeds from sale of real estate acquired through foreclosure                                --             8
  Purchase of Federal Home Loan Bank stock                                                      --           (97)
                                                                                          --------      --------
          Net cash provided by (used in) investing activities                                1,335       (39,538)
                                                                                          --------      --------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                        4,277       (36,685)
                                                                                          --------      --------

                         Wayne Savings Bancshares, Inc.

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                     2003          2002
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                             $  4,277      $(36,685)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                       (6,568)       19,299
  Proceeds from Federal Home Loan Bank advances                                         --        25,000
  Advances by borrowers for taxes and insurance                                        439           544
  Dividends paid on common stock                                                    (1,341)         (623)
  Proceeds from exercise of stock options                                               61            16
  Prepaid tax benefits related to employee stock plans                                  20            --
  Shares acquired by Management Recognition Plan                                    (1,142)           --
                                                                                  --------      --------
          Net cash provided by (used in) financing activities                       (8,531)       44,236
                                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                                (4,254)        7,551

Cash and cash equivalents at beginning of period                                    17,496        27,883
                                                                                  --------      --------

Cash and cash equivalents at end of period                                        $ 13,242      $ 35,434
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                          $    635      $    713
                                                                                  ========      ========

    Interest on deposits and borrowings                                           $  5,597      $  7,223
                                                                                  ========      ========

Supplemental disclosure of noncash investing activities:

  Issuance of mortgage loan upon sale of impaired loan                            $     --      $    450
                                                                                  ========      ========

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                              $     12      $    259
                                                                                  ========      ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                             $     42      $     15
                                                                                  ========      ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2003 and 2002

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements for the nine and three months ended December 31, 2003 and 2002 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2003.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

      Critical Accounting Policy - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which included a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

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

2.    Principles of Consolidation

      The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. and the Company's wholly-owned subsidiary, Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). On September 30, 2003, Village Savings Bank, F.S.B. ("Village Bank") was merged with and into Wayne Savings Community Bank to be operated as a branch. Prior to this date, Village Bank was a wholly-owned subsidiary of Wayne Savings Community Bank. Wayne Savings has ten banking locations in Wayne, Holmes, Ashland, Medina and Stark counties. All significant intercompany transactions and balances have been eliminated in the consolidation.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2003 and 2002

3.    Earnings Per Share

      Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company's Employee Stock Ownership Plan ("ESOP") that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company's stock option plan. Basic and diluted earnings per share for the three and nine months ended December 31, 2002 has been restated to give effect to 1.5109 share exchange ratio in the Company's January 2003 secondary stock offering. The computations are as follows:

                                                For the nine months ended    For the three months ended
                                                       December 31,                 December 31,
                                                    2003          2002           2003          2002
      Weighted-average common shares
        outstanding (basic)                      3,747,681     3,887,582      3,757,170     3,889,087
      Dilutive effect of assumed exercise
        of stock options                             3,916         6,033         20,154         5,912
                                                 ---------     ---------      ---------     ---------
      Weighted-average common shares
        outstanding (diluted)                    3,751,597     3,893,615      3,777,324     3,894,999
                                                 =========     =========      =========     =========

      At December 31, 2003 and 2002 all outstanding options were included in the diluted earnings per share calculation.

4.    Stock Option Plan

      The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 adjusted shares of authorized shares of common stock with 10,123 options outstanding at December 31, 2003. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of December 31, 2003, all options under the 2004 Plan have been granted and expire in fiscal 2014.

      The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which provides a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management has determined that the Company will continue to account for stock based compensation in accordance with APB Opinion No. 25.

      There were 204,081 options granted during the nine months ended December 31, 2003 and 10,123 options granted for the nine month period ended December 31, 2002.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2003 and 2002

4.    Stock Option Plan (continued)

      At December 31, 2003, 10,123 of the stock options granted were subject to exercise at the discretion of the grantees and expire in fiscal 2013 while the remaining 204,081 options vest at a rate of 20% annually and will expire in fiscal 2014.

      A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2003 and 2002, and the nine months ended December 31, 2003 is presented below:

                                               Nine months ended                         Year ended
                                                  December 31,                            March 31,
                                                      2003                     2003                   2002
                                                          Weighted-                 Weighted-               Weighted-
                                                           average                   average                 average
                                                          exercise                  exercise                exercise
                                                Shares      price       Shares        price      Shares       price
      Outstanding at beginning of period        28,666      $ 6.26       23,378      $ 3.31      26,400      $ 3.31
      Granted                                  204,081       13.95       10,123       11.67          --          --
      Exercised                                (18,543)       3.31       (4,835)       3.31      (3,022)       3.31
      Forfeited                                     --          --           --          --          --          --
                                             ---------      ------     --------      ------     -------      ------

      Outstanding at end of period             214,204      $13.84       28,666      $ 6.26      23,378      $ 3.31
                                             =========      ======     ========      ======     =======      ======

      Options exercisable at period-end      $  10,123      $11.67       28,666      $ 6.26      23,378      $ 3.31
                                             =========      ======     ========      ======     =======      ======

      Fair value of options granted                         $ 3.93                   $ 3.17                  $   --
                                                            ======                   ======                  ======

      The following information applies to options outstanding at December 31, 2003:

      Number outstanding......................................................................            214,204
      Range of exercise prices................................................................    $11.67 - $13.95
      Weighted-average exercise price.........................................................             $13.84
      Weighted-average remaining contractual life.............................................          9.5 years

      The fair value of options granted has been based on the Black Scholes pricing model using a dividend yield of 3.3%, expected volatility of 28.8%, a risk-free interest rate of 4.38% and an expected life of ten years.

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

                         Wayne Savings Bancshares, Inc.

      For the nine and three month periods ended December 31, 2003 and 2002

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

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial letters of credit which require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires Wayne to record a liability generally equal to fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to guarantees Wayne issues or modifies subsequent to December 31, 2002. Wayne had $97,000 in letters of credit outstanding at December 31, 2003.

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

                         Wayne Savings Bancshares, Inc.

      For the nine and three month periods ended December 31, 2003 and 2002

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

                                                    For the nine months ended December 31,
                                    -----------------------------------------------------------------------
                                                   2003                                  2002
                                    ---------------------------------      --------------------------------
                                    Average                   Average      Average                  Average
                                    Balance      Interest      Rate        Balance     Interest      Rate
                                    -------      --------     -------      -------     --------     -------
                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)          $216,611     $ 10,515       6.47%     $244,848     $ 12,866       7.01%
  Mortgage-backed
    securities(2)                     85,686        1,767       2.75        29,978          875       3.89
  Investment securities               31,311        1,113       4.74        22,274          835       5.00
  Interest-bearing deposits(3)        16,727          191       1.52        28,700          406       1.89
                                    --------     --------                 --------     --------
     Total interest-
       earning assets                350,335       13,586       5.17       325,800       14,982       6.13
Non-interest-earning assets           22,115                                20,504
                                    --------                              --------
     Total assets                   $372,450                              $346,304
                                    ========                              ========

Interest-bearing liabilities:
  Deposits                          $297,531        4,526       2.03      $300,517        6,673       2.96
  Borrowings                          30,000          938       4.17        12,939          430       4.43
                                    --------     --------                 --------     --------
     Total interest-
       bearing liabilities           327,531        5,464       2.22       313,456        7,103       3.02
                                                 --------     ------                   --------     ------
Non-interest bearing
  liabilities                            372                                 6,020
                                    --------                              --------
     Total liabilities               327,903                               319,476
Stockholders' equity                  44,547                                26,828
                                    --------                              --------
     Total liabilities and
       stockholders' equity         $372,450                              $346,304
                                    ========                              ========
Net interest income                              $  8,122                              $  7,879
                                                 ========                              ========
Interest rate spread(4)                                         2.95%                                 3.11%
                                                              ======                                ======
Net yield on interest-
  earning assets(5)                                             3.09%                                 3.22%
                                                              ======                                ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                106.96%                               103.94%
                                                              ======                                ======

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balance Sheet (continued)

                                                 For the three months ended December 31,
                                   -----------------------------------------------------------------------
                                                  2003                                 2002
                                   ---------------------------------     ---------------------------------
                                   Average                   Average     Average                   Average
                                   Balance      Interest       Rate      Balance      Interest      Rate
                                   -------      --------     -------     -------      --------     -------
                                                           (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)         $210,174     $  3,277       6.24%     $239,545     $  4,117       6.87%
  Mortgage-backed
    securities(2)                    88,758          648       2.92        48,810          470       3.85
  Investment securities              33,966          376       4.43        24,765          346       5.59
  Interest-bearing deposits(3)       16,695           61       1.46        30,054          123       1.64
                                   --------     --------                 --------     --------
     Total interest-
       earning assets               349,593        4,362       4.99       343,174        5,056       5.89
Non-interest-earning assets          22,234                                24,283
                                   --------                              --------
     Total assets                  $371,827                              $367,457
                                   ========                              ========
Interest-bearing liabilities:
  Deposits                         $295,793        1,423       1.92      $303,700        2,006       2.64
  Borrowings                         30,000          313       4.17        28,817          299       4.15
                                   --------     --------                 --------     --------
     Total interest-
       bearing liabilities          325,793        1,736       2.13       332,517        2,305       2.77
                                                --------       ----                   --------       ----
Non-interest bearing
  liabilities                         1,768                                 7,662
                                   --------                              --------
     Total liabilities              327,561                               340,179
Stockholders' equity                 44,266                                27,278
                                   --------                              --------
     Total liabilities and
       stockholders' equity        $371,827                              $367,457
                                   ========                              ========
Net interest income                             $  2,626                              $  2,751
                                                ========                              ========
Interest rate spread(4)                                        2.86%                                 3.12%
                                                             ======                                ======
Net yield on interest-
  earning assets(5)                                            3.00%                                 3.21%
                                                             ======                                ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                               107.30%                               103.20%
                                                             ======                                ======

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2003 to December 31,
2003

At December 31, 2003, we had total assets of $372.0 million, a decrease of $7.0 million, or 1.9%, from March 31, 2003 levels.

Liquid assets consisting of cash, interest-bearing deposits and investment securities decreased by $1.2 million, or 2.3%, to $52.1 million at December 31, 2003. Mortgage-backed securities increased by $13.0 million, or 17.1%, to $89.0 million as management redeployed excess liquid assets into higher-yielding assets consisting of short term adjustable-rate mortgage-backed securities and collateralized mortgage obligations with low extension risks. Management's intention is to maintain a short term investment duration until rates rise from near historic low levels. The increase in mortgage-backed securities was funded by loan repayments and sales exceeding loan originations which contributed to the reduction of loan portfolio by $19.6 million, or 8.6%, to $208.7 million. During the nine month period ended December 31, 2003, loan prepayments exceeded those from the same period in 2002 as customers sought to refinance their loans in the declining interest rate environment.

Nonperforming and impaired loans of $1.8 million consisted of $1.2 million of residential mortgage loans, coupled with a $548,000 commercial business and real estate loan relationship which became delinquent and was designated as impaired during fiscal year 2002. The Company entered into a workout agreement in July 2003 with the borrower which called for the sale and disposal of the underlying collateral. The first sale under the workout agreement closed in August and Wayne Savings received payment of $1.1 million. The second sale occurred in October and Wayne Savings received net proceeds of $157,000. The final sale occurred during December 2003 in which Wayne Savings, upon finalization will receive $866,000 representing the recovery of all the principal and interest to which we are entitled.

Deposits at December 31, 2003, totaled $294.4 million, a decrease of $6.6 million from $300.9 million at March 31, 2003. Management attributes the decline in deposits mainly to customers seeking to find alternative investment opportunities due to the low rate environment. The Bank's deposit pricing is very competitive in all market areas.

Stockholders' equity decreased by $311,000 during the nine months ended December 31, 2003, due to dividends paid totaling $1.3 million and the purchase of common stock of $1.1 million for the management recognition plan offset by a $1.9 million in net earnings for the nine months ended December 31, 2003, an increase of $117,000 due to amortization of the ESOP loan and an after-tax increase of $12,000 in other comprehensive gain.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2003 and 2002

General

Net earnings totaled $1.9 million for the nine months ended December 31, 2003, an increase of $4,000 or .2%, over the nine months ended December 31, 2002. The growth in net earnings was primarily attributable to an increase in net interest income of $243,000, or 3.1%, an increase in other income of $317,000, or 27.3%, and an $86,000, or 9.3%, decrease in federal income tax expense, which were partially offset by a $654,000, or 10.6%, increase in general, administrative and other expense.

Interest Income

Interest income for the nine months ended December 31, 2003, decreased $1.4 million, or 9.3%, to $13.6 million. This decrease was a result of a 96 basis point reduction in the yield on interest earning assets to 5.17%, partially offset by an increase in the weighted average balance of interest-earning assets totaling $24.5 million, or 7.5%, to $350.3 million for the period ended December 31, 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2003 and 2002 (continued)

Interest Income (continued)

Interest income on loans declined $2.4 million, or 18.3%, for the nine months ended December 31, 2003, due primarily to a decrease in the weighted average balance of loans outstanding of $28.2 million, or 11.5%, compared to the 2002 period, coupled with a 54 basis-point decrease in the weighted average yield on loans to 6.47% for the 2003 period.

Interest income on mortgage-backed securities increased $892,000 during the nine months ended December 31, 2003, due primarily to a $55.7 million, or 185.8%, increase in the weighted average balance outstanding from the comparable 2002 period, which was partially offset by a decrease in the average yield of 114 basis points to 2.75%.

Interest income on investments increased by $278,000, or 33.3%, reflecting an increase in the weighted average balance of $9.0 million, or 40.6%, partially offset by a decrease in the weighted average rate of 26 basis-points to 4.74% from 5.00% during the comparable 2002 period.

Interest income on interest-bearing deposits and other decreased by $215,000, or 53.0%, reflecting a decrease in the weighted average balance of $12.0 million, or 41.7%, coupled with a decrease in the weighted average rate of 37 basis points to 1.52% from 1.89% during the comparable 2002 period.

Interest Expense

Interest expense for the nine months ended December 31, 2003 totaled $5.5 million, a decrease of $1.6 million, or 23.1%, from interest expense of $7.1 million for the nine months ended December 31, 2002. The decrease resulted from a 80 basis point decrease in the average cost of funds to 2.22% for the 2003 period, offset by an increase in the average balance of deposits and borrowings outstanding of $14.1 million, or 4.5%, to $327.5 million for the period ended December 31, 2003.

Interest expense on deposits totaled $4.5 million for the nine months ended December 31, 2003, a decrease of $2.1 million, or 32.2%, from the nine months ended December 31, 2002, as a result of a 93 basis point decrease in the average cost of deposits to 2.03% for the 2003 period coupled with a decrease in the average balance outstanding of $3.0 million, or 1.0%, to $297.5 million for the 2003 period.

Interest expense on borrowings totaled $938,000 for the nine months ended December 31, 2003, an increase of $508,000 from the 2002 period, primarily due to an increase in the average balance of borrowings of $17.1 million to an average balance of $30.0 million for the nine months ended December 31, 2003 from $12.9 million for the nine months ended December 31, 2002, offset by a decrease in the average cost of borrowings to 4.17% from an average cost of 4.43% for the 2002 period. The Company borrowed the additional funds in the nine month period ended December 31, 2002, to purchase corporate and mortgage-backed securities which should enhance future earnings and cash flows.

Net Interest Income

Net interest income totaled $8.1 million for the nine months ended December 31, 2003, an increase of $243,000, or 3.1%, from the nine month period ended December 31, 2002. The average interest rate spread decreased to 2.95% for the nine months ended December 31, 2003 from 3.11% for the nine months ended December 31, 2002. The net interest margin decreased to 3.09% for the nine months ended December 31, 2003 from 3.22% for the nine months ended December 31, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2003 and 2002 (continued)

Provision for Losses on Loans

The Company recorded provisions for losses on loans totaling $63,000 and $75,000 for the nine month periods ended December 31, 2003 and 2002, respectively. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2003 and 2002.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, increased by $317,000 or 27.3%, to $1.5 million for the nine months ended December 31, 2003, from $1.2 million for the nine months ended December 31, 2002. The increase resulted primarily from an increase of $157,000 in cash surrender value of life insurance which was purchased in October 2002. Additionally, service fees, charges and other operating income increased by $100,000, or 9.3%, to $1.2 million for the nine months ended December 31, 2003, was due primarily to increased income related to credit card merchants. Gain on sale of loans increased $49,000, or 116.7%, in 2003 as compared to the nine months ended December 31, 2002, mainly due to management's decision to sell the majority of the lower rate thirty year residential mortgage loans to the secondary market.

General, Administrative, and Other Expense

General, administrative and other expense increased by $654,000, or 10.6%, to $6.8 million for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The increase resulted primarily from a $497,000, or 14.3%, increase in employee compensation and benefits and a $181,000, or 14.1%, increase in other operating expense. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a fully converted, publicly traded stock company. Similarly, the increase in other operating expense was primarily attributable to increased costs related to routine and ongoing compliance matters required of a public company as well as higher merchant expenses related to credit card activity.

Federal Income Taxes

The provision for federal income taxes was $836,000 for the nine months ended December 31, 2003, a decrease of $86,000, or 9.3%, compared to the same period in 2002. The decrease resulted primarily from a $82,000, or 2.9%, decrease in pretax earnings, coupled with $211,000 of tax-exempt income related to the cash surrender value of life insurance, as compared to $54,000 of tax-exempt income from the cash surrender value of life insurance in the 2002 period. The effective tax rate for the nine months ended December 31, 2003, was 30.5% as compared to 32.7% for the same period in 2002. The decrease in the effective tax rate period to period is mainly due to the beneficial effects of the aforementioned tax-exempt income.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2003 and 2002

General

Net earnings totaled $560,000 for the three months ended December 31, 2003, a decrease of $179,000, or 24.2%, from the $739,000 of net earnings for the three months ended December 31, 2002. The reduction in net earnings was primarily attributable to an decrease in net interest income of $125,000, or 4.5%, and an increase in general, administrative and other expense of $208,000, or 9.9%, which were partially offset by a $95,000, or 28.3%, decrease in federal income tax expense, coupled with a decrease of $37,000 in provision for loan losses and an increase of $22,000, or 4.7%, in other income.

Interest Income

Interest income decreased $694,000, or 13.7%, for the three months ended December 31, 2003, to $4.4 million. This decline was mainly due to a 90 basis point reduction in the average yield on interest earning assets to 4.99% from 5.89% for the period ended December 31, 2002. The yield reduction was partially offset with an increase in the weighted-average balance of interest-earning assets totaling $6.4 million, or 1.9%, to a balance of $349.6 million for the three months ended December 31, 2003.

Interest income on loans declined $840,000, or 20.4%, for the three months ended December 31, 2003, due primarily to a decrease in the weighted average outstanding balance of loans period to period of $29.4 million, or 12.3%, coupled with a 63 basis-point decrease in the weighted average yield on loans to 6.24% for the 2003 period.

Interest income on mortgage-backed securities increased $178,000 during the three months ended December 31, 2003, due primarily to a $40.0 million increase in the weighted average balance outstanding from the comparable 2002 period. This significant increase in the average outstanding balance was the result of management's strategy to invest in higher yielding short term mortgage-backed securities as a defensive measure during the current historic low interest rate environment. The increase in the weighted-average balance was partially offset by a decrease in the average yield of 93 basis points to 2.92% for the three months ended December 31, 2003. The yield on mortgage-backed securities was adversely affected by the record levels of repayments during the period.

Interest income on investments increased by $30,000, or 8.7%, reflecting an increase in the weighted average balance of $9.2 million, or 37.2%, to $34.0 million from $24.8 million during the comparable 2002 period, partially offset with a decrease in the average yield of 116 basis points to 4.43%.

Interest income on interest-bearing deposits declined $62,000, or 50.4%, for the three months ended December 31, 2003, due primarily to a decrease in the weighted average balance of $13.4 million, or 44.4%, compared to the 2002 period of $30.1 million, coupled with a decrease in the average yield of 18 basis points to an average yield of 1.46% from an average yield of 1.64% for the quarter ended December 31, 2002.

Interest Expense

Interest expense for the three months ended December 31, 2003 totaled $1.7 million, a decrease of $569,000, or 24.7%, from interest expense of $2.3 million for the three months ended December 31, 2002. The decrease resulted from a 64 basis point decrease in the average cost of funds to 2.13% for the 2003 period, coupled with a decrease in the average balance of deposits and borrowings outstanding of $6.7 million, or 2.0%, to $325.8 million for the period ended December 31, 2003.

Interest expense on deposits totaled $1.4 million for the three months ended December 31, 2003, a decrease of $583,000, or 29.1%, from the three months ended December 31, 2002, as a result of a 72 basis point decrease in the average cost of deposits to 1.92% for the 2003 period coupled with a decrease in the average balance outstanding of $7.9 million, or 2.6%, to $295.8 million for the 2003 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2003 and 2002 (continued)

Interest Expense (continued)

Interest expense on borrowings totaled $313,000 for the three months ended December 31, 2003, an increase of $14,000 from the 2002 period, primarily due to an increase in the average balance of borrowings of $1.2 million to an average outstanding balance of $30.0 million for the three months ended December 31, 2003, coupled with an increase in the average cost of borrowings to 4.17% from the average cost of 4.15% for the 2002 period.

Net Interest Income

Net interest income totaled $2.6 million for the three months ended December 31, 2003, a decrease of $125,000, or 4.5%, from the three month period ended December 31, 2002. The average interest rate spread decreased to 2.86% for the three months ended December 31, 2003 from 3.12% for the three months ended December 31, 2002. The net interest margin decreased to 3.00% for the three months ended December 31, 2003 from 3.21% for the three months ended December 31, 2002.

Provision for Losses on Loans

The Company recorded no provision for losses on loans for the three month period ended December 31, 2003 as compared to $37,000 in 2002. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2003 and 2002.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, increased by $22,000, or 4.7%, to $490,000 for the three months ended December 31, 2003, from $468,000 for the three months ended December 31, 2002. The increase resulted primarily from $23,000 in the increase in cash surrender value of life insurance due to the purchase of life insurance in October 2002.

General, Administrative, and Other Expense

General, administrative and other expense increased by $208,000, or 9.9%, to $2.3 million for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase resulted primarily from a $183,000, or 15.4%, increase in employee compensation and benefits and a $42,000, or 9.2%, increase in other operating expense. The increase in employee compensation and benefits was primarily attributable to normal merit increases, an increase in employee benefit plan costs and additional staff needed for operating a fully converted, publicly traded stock company. Similarly, the increase in other operating expense was primarily attributable to increased merchant expenses related to credit card activity, coupled with increased costs related to routine compliance matters required of a public company.

Federal Income Taxes

The provision for federal income taxes was $241,000 for the three months ended December 31, 2003, a decrease of $95,000, or 28.3%, compared to the same period in 2002, primarily due to the $274,000 decrease in earnings before federal income taxes and the aforementioned increase of the cash surrender value of life insurance. The effective tax rate for the three months ended December 31, 2003, was 30.1% as compared to 31.3% for the same period in 2002.

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

            None.

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

                    EX-31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                    EX-31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                    EX-32.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                    EX-32.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            (b)   Reports on Form 8-K:

            The Company filed a Form 8-K on October 1, 2003, disclosing the merger of Wayne Savings Community Bank and Village Savings Bank, F.S.B.

            The Company filed a Form 8-K on October 29, 2003, disclosing its earnings release for the six months and three months ended September 30, 2003.

            The Company filed a Form 8-K on November 5, 2003, disclosing the signing of the merger agreement to acquire Stebbins Bancshares, Inc. and its national bank subsidiary, Stebbins National Bank of Creston, Ohio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2004                    By:
      ----------------------------              --------------------------------
                                                Charles F. Finn
                                                Chairman and President


Date: February 12, 2004                    By:
      ----------------------------              --------------------------------
                                                Michael C. Anderson
                                                Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2004                      By: /s/ Charles C. Finn
      -----------------------                    -------------------------------
                                                   Charles C. Finn
                                                   Chairman and President


Date: February 12, 2004                      By: /s/ Michael C. Anderson
      -----------------------                    -------------------------------
                                                   Michael C. Anderson
                                                   Chief Financial Officer