Form 10-K
period 2004-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2004-06-29
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended March 31, 2004

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________________

                           Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        31-1557791
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

 151 North Market Street, Wooster, Ohio                            44691
(Address of Principal Executive Offices)                         Zip Code

                                 (330) 264-5767
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par
                                                            value $.10 per share
                                                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on June 22, 2004, was approximately $50.4 million. As of June 22, 2004, there were issued and outstanding 3,794,818 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended March 31, 2004 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

                                     PART I

ITEM 1. Business

General

      Wayne Savings Bancshares, Inc.

      Wayne Savings Bancshares, Inc. (the "Company") was a federal corporation which was organized on August 5, 1997. The Company was majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company" or "M.H.C."). On November 25, 1997, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). In fiscal 2002, the Board of Directors of Wayne Savings Bankshares, M.H.C. adopted a plan of conversion and reorganization the (the "plan") to convert the M.H.C. from mutual to stock form and to complete a related stock offering in which shares of common stock representing the M.H.C.'s ownership interest in the Company would be sold to investors. The only significant asset of the Company is its investment in Wayne Savings Community Bank (the "Bank").

      The plan was approved by the stockholders of the Company, the depositors of Wayne Savings Community Bank and the Office of Thrift Supervision ("OTS") in fiscal 2003, and the related stock offering was completed on January 8, 2003. As of that date 1,350,699 shares owned by the M.H.C. were retired and the Company sold 2,040,816 shares of common stock for $10.00 per share. After consideration of the employee stock ownership plan ("ESOP") totaling $1.6 million and related expenses of $1.9 million, net proceeds from the stock offering amounted to $17.1 million. An additional 1,847,820 shares were issued to existing shareholders based on an exchange rate of 1.5109 new shares of common stock for each existing share, resulting in 3,888,795 total new shares outstanding.

      Upon completion of the conversion and stock offering, Wayne Savings Bancshares, Inc. changed its charter to a Delaware holding company and is wholly owned by public stockholders. At March 31, 2004, the Company had total assets of $369.0 million, total deposits of $291.8 million, and stockholders' equity of $43.6 million.

      On June 1, 2004, Wayne Savings Bancshares acquired Stebbins Bancshares, Inc., and its national bank subsidiary, Stebbins National Bank of Creston, Ohio. The acquisition of Stebbins National Bank will increase the Company's assets to approximately $400 million with eleven full service locations.

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

      On September 30, 2003, Wayne Savings Bancshares, Inc. merged Village Savings Bank, F.S.B., into Wayne Savings Community Bank. The Company concluded that significant cost savings and operating efficiencies could be achieved by discontinuing the separate corporate existence of Village Savings.

      The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates ten full-service offices. This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activity consists of originating one- to four-family residential real estate loans in its market area. The Bank also originates multi-family residential and non-residential real estate loans, although such loans constitute a small portion of the Bank's lending activities and a small portion of the Bank's loan portfolio. The Bank also originates consumer loans, and to a lesser extent, construction loans. Recently, the Bank has hired experienced commercial lenders to help develop a commercial lending program. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

      The Bank's principal executive office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

Market Area/Local Economy

      The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio. Wooster, Ohio is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

      Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. The manufacturing sector employs 26% of the county's workforce with services and trade sectors employing 20% and 19%, respectively. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of such nationally known companies like J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company. It is also the home of many industrial plants, including Packaging Corporation of America, International Paper Company, Morton Salt, and FritoLay, Inc. Early in 2004, Newell Rubbermaid announced the closing of its Wooster manufacturing facilities impacting 1,200 locally based jobs. These jobs will cause displacement and relocation of many local individuals and the reduction of tax revenues for both the City of Wooster and Wayne County. The City of Wooster has benefited from the commitment of the world renowned Cleveland Clinic as they have established new state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 1,800 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in Rittman.

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

      Stark County, located directly east of Wayne County, is characterized by a diverse economy and over 1,500 different products are manufactured in the county. Stark County also has a strong agricultural base, and ranks fourth in Ohio in the production of dairy products. The major employers in North Canton are the Hoover Company, Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels). The Hoover

Company is currently relocating to Maytag's headquarters in Iowa. Timken has also had plants close resulting in job loss in the North Canton Region of approximately 30%. Jackson Township is the home to the Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries.

Lending Activities

      General. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate as well as commercial business loans. The Company also originates consumer loans to broaden services offered to customers
..

      The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2004, approximately $148.2 million, or 49.7%, of the Company's total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

      The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The majority of such one- to four-family fixed rate residential mortgage loans, however, are retained by the Company. The Company retains servicing on its sold mortgage loans and realizes monthly service fee income. The Company also originates interim construction loans on one- to four-family residential properties.

      The Company has begun developing a commercial business loan program. The purpose of this program is to increase the Company's interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company's customer base. The Company has hired two experienced commercial lenders to help in this program. The Company targets small local businesses with loan amounts in the $50,000 - $1,000,000 range with a majority of loans under $500,000. Commercial business loans increased from $7.4 million or 3.2% of the total loan portfolio at March 31, 2003 to $18.9 million or 9.0% of the total loan portfolio at March 31, 2004.

      Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                   At March 31,
                                            ------------------------------------------------------------
                                                   2004                 2003                 2002
                                            -----------------    -----------------    -----------------
                                               $         %           $         %          $         %
                                            --------   ------    --------   ------    --------   ------
                                                               (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1) ....   $171,736    81.97%   $200,764    86.41%   $220,145    85.36%
   Residential construction loans .......      2,914     1.39       3,548     1.53       8,728     3.38
   Multi-family residential .............      6,800     3.25       8,512     3.66       7,368     2.86
   Non-residential real estate/land(2) ..      5,994     2.86       8,211     3.53       9,725     3.77
                                            --------   ------    --------   ------    --------   ------
      Total mortgage loans ..............    187,444    89.47     221,035    95.13     245,966    95.37
Other loans:
   Consumer loans(3) ....................      3,156     1.50       3,892     1.67       6,096     2.37
   Commercial business loans ............     18,916     9.03       7,427     3.20       5,832     2.26
                                            --------   ------    --------   ------    --------   ------
      Total other loans .................     22,072    10.53      11,319     4.87      11,928     4.63
                                            --------   ------    --------   ------    --------   ------
   Total loans before net items .........    209,516   100.00%    232,354   100.00%    257,894   100.00%
                                                       ======               ======               ======
Less:
   Loans in process .....................      2,579                2,244                4,616
   Deferred loan origination fees .......        679                1,059                1,376
   Allowance for loan losses ............        815                  678                  730
                                            --------             --------             --------
      Total loans receivable, net .......   $205,443             $228,373             $251,172
                                            ========             ========             ========
   Mortgage-backed securities, net(4) ...   $ 88,428             $ 76,002             $ 17,326
                                            ========             ========             ========

                                                         At March 31,
                                            --------------------------------------
                                                    2001                2000
                                            -----------------    -----------------
                                                $         %         $          %
                                            --------   ------    --------   ------
                                                     (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1) ....   $217,236    85.70%   $212,822    87.37%
   Residential construction loans .......      7,078     2.79       4,035     1.66
   Multi-family residential .............      9,039     3.56       8,028     3.30
   Non-residential real estate/land(2) ..      7,525     2.97       6,068     2.49
                                            --------   ------    --------   ------
      Total mortgage loans ..............    240,878    95.02     230,953    94.82
Other loans:
   Consumer loans(3) ....................      7,858     3.10       7,441     3.06
   Commercial business loans ............      4,765     1.88       5,168     2.12
                                            --------   ------    --------   ------
      Total other loans .................     12,623     4.98      12,609     5.18
                                            --------   ------    --------   ------
   Total loans before net items .........    253,501   100.00%    243,562   100.00%
                                                       ======               ======
Less:
   Loans in process .....................      4,764                4,136
   Deferred loan origination fees .......      1,463                1,538
   Allowance for loan losses ............        655                  793
                                            --------             --------
      Total loans receivable, net .......   $246,619             $237,095
                                            ========             ========
   Mortgage-backed securities, net(4) ...   $  8,574             $ 10,459
                                            ========             ========

----------
(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $20.3 million, $21.2 million, $18.9 million, $15.7 million and $11.1 million as of March 31, 2004, 2003, 2002, 2001 and 2000, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.

(2)   Includes land loans of $575,000, $813,000, $736,000, $923,000 and $949,000 as of March 31, 2004, 2003, 2002, 2001, and 2000, respectively.

(3) Includes second mortgage loans of $535,000, $859,000, $1.2 million, $1.8 million and $1.6 million as of March 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(4)   Includes mortgage-backed securities designated as available for sale.

      Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 2004, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                                                                      Ten
                                                                  One        Three       Five       Through      Beyond
                                                     Within     Through     Through     Through      Twenty      Twenty
                                                    One Year  Three Years  Five Years  Ten Years     Years        Years       Total
                                                    --------  -----------  ----------  ---------    --------    --------    --------
                                                                                     (In Thousands)
Mortgage loans:
   One- to four-family residential:
     Adjustable ..................................  $ 32,019    $ 11,877    $  5,134    $     --    $     --    $     --    $ 49,030
     Fixed .......................................     1,271         453       2,556      16,370      48,667      53,389     122,706
   Construction:(1)
     Adjustable ..................................       131          --         164         164          --          --         459
     Fixed .......................................        --          --          --          73         259         906       1,238
   Multi-family residential, nonresidential
     and land:(1)
     Adjustable ..................................     3,724       5,810         628         414          --          --      10,576
     Fixed .......................................       319         186         169         182          --          --         856
Other Loans:
   Commercial business loans .....................     8,680         699       8,693         694          --         150      18,916
   Consumer ......................................     1,334       1,017         805          --          --          --       3,156
                                                    --------    --------    --------    --------    --------    --------    --------
Total loans ......................................  $ 47,478    $ 20,042    $ 18,149    $ 17,897    $ 48,926    $ 54,445    $206,937
                                                    ========    ========    ========    ========    ========    ========    ========

Mortgage-backed securities(2) ....................  $  4,738    $ 26,859    $  1,619    $  7,169    $ 20,492    $ 25,290    $ 86,167
                                                    ========    ========    ========    ========    ========    ========    ========

----------
(1) Amounts shown are net of loans in process of $1.2 million in construction loans and $1.4 million in multi-family residential and nonresidential loans.

(2) Includes mortgage-backed securities available for sale. Does not include premiums of $2.1 million, discounts of $7,000 and unrealized gains of $186,000.

      The following table sets forth at March 31, 2004, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2005.

                                                            Fixed     Adjustable
                                                           --------   ----------
                                                              (In Thousands)
Mortgage loans:
  One- to four-family residential .....................    $121,435    $ 17,011
  Construction (2) ....................................       1,238         328
  Multi-family residential, non-residential and
    land (2) ..........................................         537       6,852
  Consumer ............................................       1,821           1
  Commercial business .................................       6,087       4,149
                                                           --------    --------
     Total loans ......................................    $131,118    $ 28,341
                                                           ========    ========

Mortgage-backed securities(1) .........................    $ 12,199    $ 69,230
                                                           ========    ========

----------
(1) Includes mortgage-backed securities available for sale, which totaled $83.8 million as of March 31, 2004. Does not include premiums of $2.1 million, discounts of $7,000 and unrealized gains of $186,000.

(2) Net of loans in process of $1.2 million in construction loans and $1.4 million in multi-family residential and non-residential loans.

      One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2004, the Company had $171.7 million, or 82.0%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

      The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's one- to four-family residential portfolio has declined $48.4 million, or 22%, from fiscal 2003 to 2004. This reduction was due mainly to the extreme low interest rate environment which prompted many mortgage customers to refinance their loans. The Company chose not to aggressively price its mortgage loans during this period and, as a result, experienced significant principal repayments. The Company used the proceeds of the principal reductions to purchase mortgage-backed securities with a short average life to position the Company to take advantage of rising rates over the next few years. The Company's mortgage-backed security portfolio increased significantly as a result of this activity. The Company's secondary market activities have been limited to sales of $6.3 million, $4.0 million, $27.4 million, $9.2 million and $6.4 million, for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000, respectively. Such sales generally constituted current period originations. There were no loans identified as available for sale as of March 31, 2004, 2003 or 2002. Mortgage loans held for sale at March 31, 2001 and 2000 totaled $861,000 and $317,000, respectively.

      The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Despite the Company's emphasis on ARM loans, the low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans. As a result, during the year ended March 31, 2004, the Company's ARM portfolio decreased by $3.5 million or 6.7%.

      The Company offers two ARM loan products. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully-indexed interest rate. The second ARM product is the Cost of Funds ARM loan which adjusts annually and has periodic and lifetime interest rate caps of 1% and 3%, respectively. The index is the Ohio Cost of Funds from SAIF Insured Savings Associations, which index is published quarterly by the OTS. The initial interest rate on the Cost of Funds ARM loans is not discounted. One- to four-family residential ARM loans totaled $49.0 million, or 23.4%, of the Company's total loan portfolio at March 31, 2004.

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

      The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans, which use the Ohio Average Cost of Funds for SAIF-Insured Savings Association and the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2004, the Company's equity loan portfolio totaled $20.3 million, or 11.8%, of its one- to four-family mortgage loan portfolio.

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

      Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $6.8 million, or 3.3%, of the Company's total loan portfolio at March 31, 2004. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2004, 95.4% of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2004, the Company's multi-family real estate loans had an average balance of $279,000, and the largest multi-family real estate loan had a principal balance of $3.0 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans.

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

      Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $5.4 million, or 2.6%, of the Company's total loan portfolio at March 31, 2004. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2004, 95.7% of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2004, the Company's non-residential loans had an average balance of $155,000 and the largest non-residential real estate loan had a principal balance of $953,000. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans.

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

      The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $575,000 at March 31, 2004.

      Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2004, the Company had $2.9 million, or 1.4%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

      Commercial Business Loans. Commercial business loans totaled $18.9 million, or 9.0% of the Company's total loan portfolio at March 31, 2004. This represents net growth of $11.5 million which equates to a 6.8% increase as percentage of total loans compared to $7.4 million at March 31, 2003. The Company has hired two experienced commercial lenders and is developing an additional lender internally. The Company has plans to continue commercial lending growth as market conditions permit.

      Commercial loans carry a higher degree of risk than one- to four-residential loans. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company makes loans generally in the $100,000 to $1,000,000 range with the majority of them being under $500,000. Commercial loans are generally underwritten based on the borrower's ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral. Each loan is evaluated for a level of risk and assigned a rating from "1" (the highest rating) to "7" (the lowest rating). All loans that are made have been rated 4 or higher.

      Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

      As of March 31, 2004, consumer loans totaled $3.2 million, or 1.5%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

      The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2004, second mortgage loans totaled $535,000, or .3%, of one- to four-family mortgage.

      The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The quality and stability of the applicant's monthly income are determined by analyzing the gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration. However, where applicable, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

      Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on, among other factors, general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "--Classification of Assets" for information regarding the Company's loan loss experience and reserve policy.

      Mortgage-Backed Securities. The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, increased from $76.0 million at March 31, 2003 to $88.4 million at March 31, 2004.

      The Company's objectives in investing in mortgage-backed securities vary from time to time depending upon market interest rates, local mortgage loan demand, and the Company's level of liquidity. Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and changes in interest rates. Mortgage-backed securities purchased by the Company also have lower credit risk because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

      Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company's normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to

$150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $300,000 must be approved by the Chief Executive Officer and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2004, the Company had commitments to originate $3.2 million of loans.

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

                                                                       At March 31,
                                                          -------------------------------------
                                                             2004          2003          2002
                                                          ---------     ---------     ---------
                                                                     (In Thousands)
Total loans receivable, net at beginning of year .....    $ 228,373     $ 251,172     $ 246,619
Loans originated:
    One- to four-family residential(1) ...............       53,116        52,523        89,376
    Multi-family residential(2) ......................          421         2,761            --
    Non-residential real estate/land .................        1,147         1,074         3,712
    Consumer loans ...................................        1,318         1,900         2,534
    Commercial loans .................................       15,859         2,973           886
                                                          ---------     ---------     ---------
        Total loans originated .......................       71,861        61,231        96,508
Loans sold:
    Whole loans ......................................       (6,198)       (3,998)      (27,130)
                                                          ---------     ---------     ---------
        Total loans sold .............................       (6,198)       (3,998)      (27,130)

Mortgage loans transferred to REO ....................         (279)           --            --
Loan repayments ......................................      (89,107)      (80,362)      (66,077)
Other loan activity, net .............................          793           330         1,252
                                                          ---------     ---------     ---------
        Total loans receivable, net at end of year ...    $ 205,443     $ 228,373     $ 251,172
                                                          =========     =========     =========

Mortgage-backed securities at beginning of year ......    $  76,002     $  17,326     $   8,574
Mortgage-backed securities purchased .................       55,526        77,442        14,155
Principal repayments and other activity ..............      (43,100)      (18,766)       (5,403)
                                                          ---------     ---------     ---------
        Mortgage-backed securities at end of year ....    $  88,428     $  76,002     $  17,326
                                                          =========     =========     =========

----------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

(2) Includes loans to finance the sale of real estate acquired through foreclosure.

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2004, the Company had $679,000 of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $1.5 million, $1.4 million and $1.1 million, for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2004, the Company's largest concentration of loans to one borrower totaled $2.6 million. All of such loans were current at March 31, 2004. The Company had no loans at March 31, 2004 that exceeded the loans to one borrower regulations.

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

      Under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Bank considers investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for impairment. With respect to the Bank's investment in multi-family commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

      At March 31, 2004, the Company had non-performing and impaired assets of $847,000 and a ratio of non-performing and impaired assets to total assets of 0.36%. At March 31, 2003, the Company had non-performing and impaired assets of $2.5 million and a ratio of non-performing and impaired assets to total assets of .65%. The significant reduction in non-performing assets at March 31, 2003 compared to March 31, 2004 was due to the sale of assets which collateralized a $1.8 million commercial loan concentration. The Company was able to recover all principal and interest due on the loan concentration. In the opinion of management, all non-performing and impaired assets are adequately collateralized as of March 31, 2004 and no significant loss is presently anticipated.

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

      The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired by foreclosure at the dates indicated. For all the dates indicated, we did not have any material loans which had been restructured pursuant to SFAS No. 15.

                                                                                             At March 31,
                                                                          --------------------------------------------------
                                                                           2004       2003       2002       2001       2000
                                                                          ------     ------     ------     ------     ------
                                                                                      (Dollars In Thousands)
Non-accrual loans:
  Mortgage loans:
     One- to four-family residential.............................. ...    $  714     $  664     $  616     $  443     $  170
     All other mortgage loans ........................................        24        430      1,070         --         --
  Non-mortgage loans:
     Commercial business loans .......................................        --      1,380      1,416         --         --
     Consumer ........................................................         9          6         25         72         30
                                                                          ------     ------     ------     ------     ------
Total non-accrual loans ..............................................       747      2,480      3,127        515        200
Accruing loans 90 days or more delinquent ............................        --         15         38         --         --
                                                                          ------     ------     ------     ------     ------

Total non-performing loans ...........................................       747      2,495      3,165        515        200
Loans deemed impaired (1) ............................................        --         --        645        645        940
                                                                          ------     ------     ------     ------     ------
Total non-performing and impaired loans ..............................       747      2,495      3,810      1,160      1,140
Total real estate owned (2) ..........................................       100         --         19        124         90
                                                                          ------     ------     ------     ------     ------
Total non-performing and impaired assets .............................    $  847     $2,495     $3,829     $1,284     $1,230
                                                                          ======     ======     ======     ======     ======

Total non-performing and impaired loans to net loans receivable ......      0.36%      1.09%      1.52%      0.47%      0.48%
                                                                          ======     ======     ======     ======     ======
Total non-performing and impaired loans to total assets ..............      0.20%      0.65%      1.14%      0.37%      0.37%
                                                                          ======     ======     ======     ======     ======
Total non-performing and impaired assets to total assets .............      0.23%      0.65%      1.14%      0.41%      0.40%
                                                                          ======     ======     ======     ======     ======

----------
(1)   Includes loans deemed impaired that are currently performing.

(2) Represents the net book value of property acquired by us through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

      During the year ended March 31, 2004, 2003 and 2002, gross interest income of $37,000, $208,000 and $99,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on nonaccrual loans totaled $23,000, $362,000 and $227,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Interest income on impaired loans is recognized using the cash method of accounting and totaled approximately $249,000, $24,000 and $233,000 for the years ended March 31, 2004, 2003 and 2002.

      The following table sets forth information with respect to loans past due by 60-89 days and 90 days or more in our portfolio at the dates indicated.

                                                          At March 31,
                                         ----------------------------------------------
                                          2004      2003      2002      2001      2000
                                         ------    ------    ------    ------    ------
                                                         (In Thousands)
Loans past due 60-89 days ...........    $  669    $  723    $  431    $2,536    $1,539
Loans past due 90 days or more ......       747     2,495     3,165       515       200
                                         ------    ------    ------    ------    ------
   Total past due 60 days or more ...    $1,416    $3,218    $3,596    $3,051    $1,739
                                         ======    ======    ======    ======    ======

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

      The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                   At March 31,
                                  ----------------------------------------------
                                   2004      2003      2002      2001      2000
                                  ------    ------    ------    ------    ------
                                              (Dollars in Thousands)

Substandard assets(1) .........   $  839    $2,481    $3,303    $  569    $  290
Doubtful assets ...............       --        --        --        --        --
Loss assets ...................       --        --       105        --        --
                                  ------    ------    ------    ------    ------
    Total classified assets ...   $  839    $2,481    $3,408    $  569    $  290
                                  ======    ======    ======    ======    ======

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

      During fiscal years ended March 31, 2004, 2003 and 2002, the Company added $173,000, $91,000 and $134,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $815,000, $678,000 and $730,000 at March 31, 2004, 2003 and 2002, respectively. Management believes that the Company's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management's knowledge, all known losses as of March 31, 2004 have been recorded.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                             At or for the Year Ended March 31,
                                                            ---------------------------------------------------------------------
                                                               2004           2003           2002           2001           2000
                                                            ---------      ---------      ---------      ---------      ---------
                                                                                       (In Thousands)
Loans receivable, net ..................................    $ 205,443      $ 228,373      $ 251,172      $ 246,619      $ 237,095
                                                            =========      =========      =========      =========      =========
Average loans receivable, net ..........................      214,174        242,120        253,058        245,624        229,845
                                                            =========      =========      =========      =========      =========
Allowance balance (at beginning of period) .............          678            730            655            793            678
Provision for losses ...................................          173             91            134             96            120
Charge-offs:
   Mortgage loans:
      One - to four-family .............................           --            (20)            --             (7)            --
      Residential construction .........................           --             --             --             --            (21)
      Multi-family residential .........................           --             --             --             --             --
      Non-residential real estate and land(1) ..........           --            (84)            --           (172)            --
   Other loans:
      Consumer .........................................          (65)           (54)           (63)           (61)           (12)
      Commercial .......................................           --             --             --             --             --
                                                            ---------      ---------      ---------      ---------      ---------
            Gross charge-offs ..........................          (65)          (158)           (63)          (240)           (33)
                                                            ---------      ---------      ---------      ---------      ---------
Recoveries:
   Mortgage loans:
      One - to four-family .............................           --             --             --             --             --
      Residential construction .........................           --             --             --             --             --
      Multi-family residential .........................           --             --             --             --              6
      Non-residential real estate and land .............           --             --             --             --             --
   Other loans:
      Consumer .........................................           29             15              4              6             22
      Commercial .......................................           --             --             --             --             --
                                                            ---------      ---------      ---------      ---------      ---------
            Gross recoveries ...........................           29             15              4              6             28
                                                            ---------      ---------      ---------      ---------      ---------
            Net charge-offs ............................          (36)          (143)           (59)          (234)            (5)
                                                            ---------      ---------      ---------      ---------      ---------
Additions charged to operations ........................          173             91            134             96            120
                                                            ---------      ---------      ---------      ---------      ---------
Allowance for loan losses balance (at end of
   period) (2) .........................................    $     815      $     678      $     730      $     655      $     793
                                                            =========      =========      =========      =========      =========
Allowance for loan losses as a percent of loans
   receivable, net at end of period ....................         0.40%          0.30%          0.29%          0.27%          0.33%
                                                            =========      =========      =========      =========      =========
Net loans charged off as a percent of average loans
   receivable, net .....................................         0.02%          0.06%          0.02%          0.10%            --%
                                                            =========      =========      =========      =========      =========
Ratio of allowance for loan losses to total
   non-performing assets at end of period ..............        96.22%         27.35%         19.07%         51.01%         64.47%
                                                            =========      =========      =========      =========      =========
Ratio of allowance for loan losses to non-performing
   loans at end of period ..............................       109.10%         27.35%         19.16%         56.97%         69.56%
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

                                                                   At March 31,
                                             ---------------------------------------------------------
                                                   2004                2003                2002
                                             -----------------   -----------------   -----------------
                                                        % of                % of                % of
                                                      Loans in            Loans in            Loans in
                                                        Each                Each                Each
                                                      Category            Category            Category
                                                      to Total            to Total            to Total
                                             Amount     Loans    Amount     Loans    Amount     Loans
                                             ------   --------   ------   --------   ------   --------
                                                              (Dollars in Thousands)
Mortgage loans:
 One- to four-family ....................     $100      82.0%     $162      86.4%     $126      85.3%
 Residential construction ...............       --       1.4        --       1.5        --       3.4
 Multi-family residential ...............       --       3.2         7       3.7        47       2.8
 Non-residential real estate and land ...      196       2.9        55       3.5       207       3.8
Other loans:
 Consumer ...............................       20       1.5       119       1.7        28       2.4
 Commercial .............................      499       9.0       335       3.2       322       2.3
                                              ----     -----      ----     -----      ----     -----
Total allowance for loan losses .........     $815     100.0%     $678     100.0%     $730     100.0%
                                              ====     =====      ====     =====      ====     =====

                                                          At March 31,
                                             -------------------------------------
                                                    2001               2000
                                             ------------------  -----------------
                                                        % of                % of
                                                      Loans in            Loans in
                                                        Each                Each
                                                      Category            Category
                                                      to Total            to Total
                                             Amount     Loans    Amount     Loans
                                             ------   ---------  ------   --------
                                                    (Dollars in Thousands)
Mortgage loans:
 One- to four-family ....................     $551      85.7%     $414      87.4%
 Residential construction ...............       23       2.8         9       1.7
 Multi-family residential ...............       24       3.6        37       3.3
 Non-residential real estate and land ...       20       3.0        --       2.5
Other loans:
 Consumer ...............................        6       3.1        52       3.0
 Commercial .............................       31       1.9       281       2.1
                                              ----     -----      ----     -----
Total allowance for loan losses .........     $655     100.0%     $793     100.0%
                                              ====     =====      ====     =====

Investment Activities

      The Company's investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations. The carrying value of the Company's investment securities totaled $31.6 million at March 31, 2004, compared to $35.9 million at March 31, 2003, a decrease of $4.3 million, or 11.9%. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $19.9 million at March 31, 2004 compared to $17.5 million at March 31, 2003, an increase of $2.4 million, or 13.7%.

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

                                                                               At March 31,
                                                      ---------------------------------------------------------------
                                                             2004                  2003                  2002
                                                      -------------------   -------------------   -------------------
                                                      Carrying    Market    Carrying    Market    Carrying    Market
                                                        Value      Value      Value      Value      Value      Value
                                                      --------    -------   --------    -------   --------    -------
                                                                               (In Thousands)
Investment securities:
Mutual funds ......................................    $    --    $    --    $10,009    $10,009    $    --    $    --
Corporate bonds and notes .........................     11,714     12,418     12,118     12,314      2,998      3,051
U.S. Government and agency securities .............     15,189     15,262     10,115     10,309     19,152     18,904
Obligations of state and political subdivisions ...      4,679      4,696      3,599      3,615        136        143
                                                       -------    -------    -------    -------    -------    -------
         Total investment securities ..............     31,582     32,376     35,841     36,247     22,286     22,098
Other Investments:
Interest-bearing deposits in other financial
  institutions ....................................      6,721      6,721      6,529      6,529     10,633     10,633
Federal funds sold ................................      9,875      9,875      8,000      8,000     15,000     15,000
Federal Home Loan Bank stock ......................      4,205      4,205      4,041      4,041      3,767      3,767
                                                       -------    -------    -------    -------    -------    -------
         Total investments ........................    $52,383    $53,177    $54,411    $54,817    $51,686    $51,498
                                                       =======    =======    =======    =======    =======    =======

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2004. The Company does not hold any investment securities with maturities in excess of 30 years.

                                                                     At March 31, 2004
                                                         -----------------------------------------
                                                           One Year or Less     One to Five Years
                                                         -------------------   -------------------
                                                         Carrying    Average   Carrying    Average
                                                           Value      Yield      Value      Yield
                                                         --------    -------   --------    -------
                                                                   (Dollars in Thousands)
Investment Securities:
  Corporate bonds and notes .........................     $   502     2.55%     $11,070     4.17%
  U.S. Government and agency ........................       2,000     4.00       12,060     6.17
  Obligations of state and political subdivisions ...          --       --           --       --
                                                          -------     ----      -------     ----
     Total investment securities ....................     $ 2,502     3.17%     $23,130     5.07%
                                                          =======     ====      =======     ====

                                                                    At March 31, 2004
                                                         -----------------------------------------
                                                         Five to Ten Years     More than Ten Years
                                                         -----------------     -------------------
                                                         Carrying  Average     Carrying   Average
                                                          Value     Yield        Value     Yield
                                                         --------  -------     --------   -------
                                                                   (Dollars in Thousands)
Investment Securities:
  Corporate bonds and notes .........................    $    --       --%     $    --       --%
  U.S. Government and agency ........................         --       --          868     1.64
  Obligations of state and political subdivisions ...        114     5.50        4,565     4.46
                                                         -------     ----      -------     ----
     Total investment securities ....................    $   114     5.50%     $ 5,433     4.04%
                                                         =======     ====      =======     ====

                                                                     At March 31, 2004
                                                        -------------------------------------------
                                                                     Total Investment
                                                                        Securities
                                                        -------------------------------------------
                                                         Average                           Weighted
                                                          Life     Carrying     Market     Average
                                                        In Years     Value       Value      Yield
                                                        --------   --------     ------     --------
                                                                   (Dollars in Thousands)
Investment Securities:
  Corporate bonds and notes .........................      2.21     $11,714     $12,418      6.01%
  U.S. Government and agency ........................      3.65      15,189      15,262      3.92
  Obligations of state and political subdivisions ...     15.09       4,679       4,696      5.02
                                                          -----     -------     -------     -----
  Total investment securities .......................      4.98     $31,582     $32,376      4.94%
                                                          =====     =======     =======     =====

Sources of Funds

      General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $30.0 million of advances from the FHLB at March 31, 2004.

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

      Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2004, comprised the following:

  Weighted                                                                                  Percentage
   Average                                                        Minimum                    of Total
Interest Rate    Minimum Term     Checking and Savings Deposits    Amount       Balances     Deposits
-------------    ------------     -----------------------------    ------       --------     --------
                                                                             (In Thousands)
    0.33%            None             NOW Accounts                $    100      $ 42,679       14.63%
    0.78             None             Passbook                          25        82,093       28.13
    0.84             None             Money Market Investor          2,500        11,893        4.08

                                     Certificates of Deposit
                                     -----------------------
    1.01       12 months or less      Fixed term, fixed rate           500        15,841        5.42
    1.59       12 to 24 months        Fixed term, fixed rate           500        43,545       14.92
    3.49       25 to 36 months        Fixed term, fixed rate           500        17,860        6.12
    4.49       36 months or more      Fixed term, fixed rate           500        42,781       14.66
    3.29       Negotiable             Jumbo Certificates           100,000        35,138       12.04
                                                                                --------      ------
                                                                                $291,830      100.00%
                                                                                ========      ======

      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                  Balance at                          Balance at                          Balance at
                                   March 31,      %       Increase     March 31,      %       Increase     March 31,      %
                                     2004     Deposits   (Decrease)      2003     Deposits   (Decrease)      2002     Deposits
                                  ----------  --------   ----------   ----------  --------   ----------   ----------  --------
                                                                     (Dollars in Thousands)
NOW accounts ..................    $ 42,679     14.63%    $  2,697     $ 39,982     13.29%    $  1,586     $ 38,396     12.76%
Passbook statement accounts ...      82,093     28.13       (2,385)      84,478     28.07        6,993       77,485     25.75
Money market passbook .........      11,893      4.08       (1,754)      13,647      4.54        1,838       11,809      3.92
Certificates of deposit(1)
Original maturities of:
  12 months or less ...........      15,841      5.42       (3,559)      19,400      6.45       (9,097)      28,497      9.47
  12 to 24 months .............      43,545     14.92      (10,210)      53,755     17.86      (27,250)      81,005     26.92
  25 to 36 months .............      17,860      6.12        1,990       15,870      5.27        6,242        9,628      3.20
  36 months or more ...........      42,781     14.66        7,597       35,184     11.69       23,341       11,843      3.93
Negotiated jumbo ..............      35,138     12.04       (3,477)      38,615     12.83       (3,679)      42,294     14.05
                                   --------    ------     --------     --------    ------     --------     --------    ------
      Total ...................    $291,830    100.00%    $ (9,101)    $300,931    100.00%    $    (26)    $300,957    100.00%
                                   ========    ======     ========     ========    ======     ========     ========    ======

----------
(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $32.8 million, $33.7 million and $33.1 million, as of March 31, 2004, 2003 and 2002, respectively.

      The following table sets forth the average dollar amount and weighted average rate of savings deposits in the various types of savings accounts offered by the Company.

                                                                          Years Ended March 31,
                                        ------------------------------------------------------------------------------------------
                                                    2004                           2003                           2002
                                        ----------------------------   ----------------------------   ----------------------------
                                                  Percent   Weighted             Percent   Weighted             Percent   Weighted
                                        Average      of      Average   Average      of      Average   Average      of      Average
                                        Balance   Deposits    Rate     Balance   Deposits    Rate     Balance   Deposits    Rate
                                        --------   ------    ------    --------   ------    ------    --------   ------    ------
                                                                          (Dollars in Thousands)
Noninterest-bearing demand deposits ..  $  9,321     3.15%     0.00%   $  8,830     2.94%     0.00%   $  8,735     3.02%     0.00%
NOW accounts .........................    34,190    11.54       .43      39,344    13.10       .77      27,569     9.54      1.78
Passbook statement accounts ..........    81,034    27.35       .85      73,486    24.47      1.05      63,091    21.84      2.65
Money market passbook ................    13,217     4.46       .92      13,682     4.56      1.20      10,395     3.60      2.69
Certificates of deposit ..............   158,482    53.50      3.12     164,984    54.93      3.89     179,092    62.00      5.37
                                        --------   ------    ------    --------   ------    ------    --------   ------    ------
      Total deposits .................  $296,244   100.00%     1.99%   $300,326   100.00%     2.81%   $288,882   100.00%     4.17%
                                        ========   ======    ======    ========   ======    ======    ========   ======    ======

      The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                         At March 31,
                                              ----------------------------------
                                                2004         2003         2002
                                              --------     --------     --------
                                                    (Dollars in Thousands)

 .60- 2.00% .............................     $ 59,687     $ 29,681     $     --
2.01- 4.00% .............................       48,536       70,834       61,208
4.01- 6.00% .............................       46,565       61,425       73,408
6.01- 6.75% .............................          377          884       38,651
                                              --------     --------     --------
      Total .............................     $155,165     $162,824     $173,267
                                              ========     ========     ========

      The following table sets forth the amount and maturities of certificates of deposit at March 31, 2004.

                                             Amount Due
                   -------------------------------------------------------------
                   Less Than       1-2          2-3         After
                    One Year       Years        Years      3 Years        Total
                   ---------     --------     --------     --------     --------
Rate                                       (In Thousands)

0.60- 2.00% ...     $ 49,755     $  9,204     $    728     $     --     $ 59,687
2.01- 4.00% ...       25,396        8,392        3,220       11,527       48,535
4.01- 6.00% ...       10,955        6,196       17,135       12,279       46,565
6.01- 6.75% ...          248          130           --           --          378
                    --------     --------     --------     --------     --------
      Total ...     $ 86,354     $ 23,922     $ 21,083     $ 23,806     $155,165
                    ========     ========     ========     ========     ========

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2004.

                      Maturity Period                    Certificates of Deposit
                      ---------------                    -----------------------
                                                             (In Thousands)

      Three months or less ............................         $12,858
      Over three months through six months ............           7,979
      Over six months through twelve months ...........          11,143
      Over twelve months ..............................          13,851
                                                                -------
           Total ......................................         $45,831
                                                                =======

Borrowings

      Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At March 31, 2004 the Company had $30.0 million in advances outstanding.

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

                                                     Year Ended March 31,
                                              ---------------------------------
                                                2004         2003         2002
                                              -------      -------      -------
                                                    (Dollars in thousands)

Federal Home Loan Bank advances:
    Maximum month-end balance ...........     $30,000      $30,000      $ 6,000
    Balance at end of period ............      30,000       30,000        5,000
    Average balance .....................      30,000       17,204        5,505

Weighted average interest rate on:
    Balance at end of period ............        4.15%        4.15%        5.24%
    Average balance for period ..........        4.16         4.28         5.32

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

Subsidiaries

      At March 31, 2004, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

      The Company had 97 full-time employees and 34 part-time employees at March 31, 2004. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

      As a state-chartered, SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS, the Ohio Division of Financial Institutions (the "Ohio Division"), and the FDIC. The Bank is a member of, and owns stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and Ohio Division regularly examine the Bank and prepare reports for the consideration of the Company's Board of Directors on any deficiencies that they may find in the Company's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, Ohio Division, or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Institutions

      Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). These federal statutes, among other things, (1) limit the types of loans a savings association may make, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, and (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Company or the Bank.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2004, the Company maintained 95.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2004 the Bank was a "well-capitalized" institution.

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

      Transactions with Related Parties. The Company's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Bank and any non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the
purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Insurance of Accounts and Regulation by the FDIC

      The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the deposit insurance of the Bank.

Federal Home Loan Bank System

      The Banks are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Banks, as members of the FHLB, are required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2004, of $4.2 million.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.0% for the fiscal year ended March 31, 2004. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

Ohio Regulation

      As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the Ohio Division. Regulation by the Ohio Division affects the Bank's internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the Ohio Division are usually conducted on a joint basis with the OTS. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

      Ohio has adopted statutory limitations on the acquisition of control of an Ohio savings and loan association by requiring the written approval of the Ohio Division prior to the acquisition by any person or company, as defined under the Ohio Revised Code, of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or company, either directly, indirectly, or acting in concert with one or more other persons or companies (a) acquires 15% of any class of voting stock, irrevocable proxies, or any combination thereof, (b) directs the election of a majority of directors, (c) becomes the general partner of the savings and loan association, (d) has influence over the management and policies of the savings and loan association,
(e) has the ability to direct shareholder votes, or (f) anything else deemed to be control by the Ohio Division. The Ohio Division's written permission is required when the total amount of control held by the acquiror was less than or equal to 25% control before the acquisition and more than 25% control after the acquisition, or when the total amount of control held by the acquiror was less than 50% before the acquisition and more than 50% after the acquisition. Ohio law also prescribes other situations in which the Ohio Division must be notified of the acquisition even though prior approval is not required. Any person or company, which would include a director, will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors.

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

Holding Company Regulation

      Holding Company Acquisitions. The Company is a registered savings and loan holding company within the meaning of Section 10 of the HOLA, and is subject to OTS examination and supervision as well as certain reporting requirements. Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

      Holding Company Activities. The Company operates as a unitary savings and loan holding company. The activities of the Company and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

      o furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

      o hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

      o hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

      o engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

      o engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

      The activities financial holding companies may engage in include:

      o lending, exchanging, transferring or investing for others, or safeguarding money or securities;

      o insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

      o providing financial, investment or economic advisory services, including advising an investment company;

      o issuing or selling interests in pooled assets that a bank could hold directly;

      o     underwriting, dealing in or making a market in securities; and

      o     merchant banking activities.

      If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

      o     the payment of dividends by the savings institution;

      o     transactions between the savings institution and its affiliates; and

      o any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

      Federal Securities Laws. The Company registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to OTS regulations, the Company has agreed to maintain such registration for a minimum of three years following the conversion in January 2003.

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

      Retained earnings as of March 31, 2004 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

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

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Company paid Delaware franchise taxes of $27,500 in 2004.

ITEM 2. Properties

      The Company conducts its business through its main banking office located in Wooster, Ohio, its eight additional full service branch offices located in its market area, and the full service office of Village Savings Bank. The following table sets forth information about its offices as of March 31, 2004.

                                                     Original Year  Year of
                                          Leased or    Leased or     Lease
      Location                              Owned      Acquired    Expiration
      --------------------------------    ---------  ------------- ----------

      North Market Street Office
      151 N. Market Street                  Owned        1902         N/A
      Wooster, Ohio

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
      Ashland, Ohio

      Rittman Office
      237 North Main Street                 Owned        1972         N/A
      Rittman, Ohio

      Lodi Office
      303 Highland Drive                    Owned        1980         N/A
      Lodi, Ohio

      Village Office
      1265 S. Main Street                   Owned        1998         N/A
      North Canton, Ohio

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

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The "Stockholder Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Common Stock and Related Matters" sections of the Company's Annual report to stockholders for the fiscal year ended March 31, 2004 (the "2004 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2004 Annual Report to Stockholders are incorporated herein by this reference.

      The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                                         Total Number of
                                                                       Shares Purchased as    Maximum Number of
                               Total Number            Average           Part of Publicly   Shares that May Yet Be
                                 of Shares            Price Paid        Announced Plans or   Purchased Under the
      Period                     Purchased            per Share              Programs        Plans or Programs(1)
                               ------------           ----------       -------------------  ----------------------
January 1-31, 2004                     --               $   --               195,365                195,365

February 1-29, 2004                90,000                16.00               195,365                105,365

March 1-31, 2004                   22,500                16.10               195,365                 82,865
                                  -------               ------               -------                -------

     Total                        112,500               $16.02               195,365                 82,865
                                  =======               ======               =======                =======

----------
(1) A repurchase program for 195,365 shares was publicly announced on January 29, 2004. As of March 31, 2004, 112,500 shares had been repurchased under that program.

      See "Management Compensation - Equity Compensation Plan Information" on page 9 of the Company's definitive proxy statement for its 2004 annual meeting of stockholders, filed with the Securities and Exchange Commission on June 24, 2004 ("Proxy Statement"), for information regarding the Company's equity plans required by Item 201(d) of Regulation S-K.

ITEM 6. Selected Financial Data

      The information required herein is incorporated by reference from pages 8 to 9 of the 2004 Annual Report to Stockholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2004 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2004 Annual report to Stockholders are incorporated herein by this reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required herein is incorporated by reference from pages 15 to 16 of the 2004 Annual Report to Stockholders.

ITEM 8. Financial Statements and Supplementary Data

      The material identified in Item 15(a)(1) hereof is incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable

ITEM 9A. Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated herein by reference from pages 3 to 6 and page 16 of the Proxy Statement.

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. Upon receipt of a written request we will furnish without charge to any stockholder a copy of the Code of Conduct and Ethics. Such written requests should be directed to Mr. Michael C. Anderson, Secretary, Wayne Savings Bancshares, Inc., 151 North Market Street, Wooster, Ohio 44691.

ITEM 11. Executive Compensation

      The information required herein is incorporated herein by reference from pages 7 to 12 and page 14 of the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required herein is incorporated herein by reference from pages 3 to 5, page 9 and page 15 of the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

      The information required by Item 13 of Form 10-K is incorporated by reference from "Management Compensation - Indebtedness of Management and Related Party Transactions" on page 11 in the Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

      The information required herein in incorporated by reference from "Proposal IV - Ratification of Appointment of Auditors" on page 18 in the Proxy Statement.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on From 8-K

      (a)(1) Financial Statements

            The following documents appear in sections of the Company's 2004 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 2004 Annual Report to Stockholders are incorporated herein by this reference:

      (i)    Selected Consolidated Financial and Other Data;

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

      (v)    Consolidated Statements of Earnings;

      (vi)   Consolidated Statements of Stockholders' Equity;

      (vii)  Consolidated Statements of Cash Flows; and

      (viii) Notes to Consolidated Financial Statements.

            With the exception of the aforementioned sections, the Company's 2004 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K, and no other sections of the 2004 Annual Report to Stockholders are incorporated herein by this reference.

      (a)(2) Financial Statement Schedules

            All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits

 Exhibit Number   Document
 --------------   --------------------------------------------------------------

      3.1*        Articles of Incorporation

      3.2*        Bylaws

      4.0**       Form of Common Stock Certificate of Wayne Savings Bancshares,
                  Inc.

      10.1        Employment agreement with Charles F. Finn

      10.2        Employment agreement with Wanda Christopher-Finn

      10.3        Employment agreement with Michael C. Anderson

      10.4        Employment agreement with Bryan K. Fehr

      11.0***     Statement re: computation of per share earnings

      13.0        Annual Report to Security Holders

      21.0 Subsidiaries of Registrant-Reference is made to Item 1- "Business" for the Required Information

      23.0        Consent of Grant Thornton LLP

      31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

      31.2 Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

      32.0        Certification pursuant to 18 U.S.C. Section 1350

----------

*     Filed as exhibits to the Plan of Conversion and Reorganization filed as
      Exhibit 2 to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

** Filed as Exhibit 4, to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

*** Incorporated by reference to Note A.8. of "Notes to Consolidated Financial Statements" of the 2004 Annual Report to Stockholders.

      (b) Reports on Form 8-K:

       Date                    Item and Description
       ----------------        -------------------------------------------------
       January 30, 2004        5, 7, 12 - On January 30, 2004, the Company
                               issued a press release reporting its earnings for the quarter ended December 31, 2003 and the authorization of a stock repurchase program.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WAYNE SAVINGS BANCSHARES, INC.


Date: June 28, 2004                     By: /s/ Charles F. Finn
                                            ------------------------------------
                                            Charles F. Finn
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Charles F. Finn                   By:    /s/ Michael C. Anderson
      ------------------------------------         ------------------------------------
      Charles F. Finn, President, Chief            Michael C. Anderson, Senior Vice President and
        Executive Officer and Director               Corporate Secretary
      (Principal Executive Officer)                (Principal Financial Officer)

Date: June 28, 2004                         Date:  June 28, 2004


By:   /s/ Myron Swartzentruber              By:    /s/ Kenneth R. Lehman
      ------------------------------------         ------------------------------------
      Myron Swartzentruber, Vice President         Kenneth R. Lehman, Director
      (Principal Accounting Officer)

Date: June 28, 2004                         Date:  June 28, 2004


By:   /s/ Donald E. Massaro                 By:    /s/ James C. Morgan
      ------------------------------------         ------------------------------------
      Donald E. Massaro, Director                  James C. Morgan, Director

Date: June28, 2004                          Date:  June 28, 2004


By:   /s/ Terry A. Gardner                  By:    /s/ Russell L. Harpster
      ------------------------------------         ------------------------------------
      Terry A. Gardner, Director                   Russell L. Harpster, Director

Date: June 28, 2004                         Date:  June 28, 2004


By:   /s/ Joseph L. Retzler
      ------------------------------------
      Joseph L. Retzler, Director

Date: June 28, 2004