Form 10-Q
period 2004-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2004-08-16
CIK 1036030

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes |_| No |X|

As of August 12, 2004, the latest practicable date, 3,769,818 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

  Item 1  Consolidated Statements of Financial Condition                    3
          Consolidated Statements of Earnings                               4
          Consolidated Statements of Comprehensive Income                   5
          Consolidated Statements of Cash Flows                             6
          Notes to Consolidated Financial Statements                        8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11

  Item 3  Quantitative and Qualitative Disclosures About Market Risk       15

  Item 4  Controls and Procedures                                          15

PART II - OTHER INFORMATION

  Item 1  Legal Proceedings                                                16

  Item 2  Changes in Securities and Use of Proceeds                        16

  Item 3  Defaults Upon Senior Securities                                  16

  Item 4  Submission of Matters to a Vote of Security Holders              16

  Item 5  Other Information                                                16

  Item 6  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 18

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                                        June 30,       March 31,
         ASSETS                                                                                             2004            2004

Cash and due from banks                                                                                $   5,761       $   3,291
Federal funds sold                                                                                         5,500           9,875
Interest-bearing deposits in other financial institutions                                                  3,337           6,721
                                                                                                       ---------       ---------
         Cash and cash equivalents                                                                        14,598          19,887

Investment securities available for sale - at market                                                      35,939          17,546
Investment securities held to maturity - at amortized cost, approximate market value
  of $14,602 and $14,830 as of June 30, 2004 and March 31, 2004, respectively                             14,104          14,036
Mortgage-backed securities available for sale - at market                                                 74,269          83,945
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $3,690 and  $4,510 as of June 30, 2004 and March 31, 2004, respectively                                  3,692           4,483
Loans receivable - net                                                                                   216,141         205,443
Office premises and equipment - net                                                                        9,183           8,742
Real estate acquired through foreclosure                                                                      --             100
Federal Home Loan Bank stock - at cost                                                                     4,247           4,205
Cash surrender value of life insurance                                                                     6,392           6,321
Accrued interest receivable on loans                                                                         840             801
Accrued interest receivable on mortgage-backed securities                                                    351             400
Accrued interest receivable on investments and interest-bearing deposits                                     518             318
Prepaid expenses and other assets                                                                          5,266           2,549
Prepaid federal income taxes                                                                                 904             231
                                                                                                       ---------       ---------

         Total assets                                                                                  $ 386,444       $ 369,007
                                                                                                       =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                               $ 316,419       $ 291,830
Advances from the Federal Home Loan Bank                                                                  25,000          30,000
Advances by borrowers for taxes and insurance                                                                227             617
Accrued interest payable                                                                                     200             186
Accounts payable on mortgage loans serviced for others                                                       111             118
Other liabilities                                                                                          1,103           1,383
Deferred federal income taxes                                                                              1,348           1,312
                                                                                                       ---------       ---------
         Total liabilities                                                                               344,408         325,446

Commitments                                                                                                   --              --

Stockholders' equity
  Common stock (8,000,000 shares of $ .10 par value authorized; 3,907,318 shares issued
    at both June 30, 2004 and March 31, 2004)                                                                391             391
  Additional paid-in capital                                                                              34,365          34,365
  Retained earnings - substantially restricted                                                            12,742          12,727
  Shares acquired by Management Recognition Plan                                                          (1,142)         (1,142)
  Less required contributions for shares acquired by Employee Stock Ownership Plan                        (1,418)         (1,456)
  Less 137,500 and 112,500 shares of treasury stock at June 30, 2004 and March 31, 2004 - at cost         (2,216)         (1,803)
  Accumulated other comprehensive income (loss)                                                             (686)            479
                                                                                                       ---------       ---------
         Total stockholders' equity                                                                       42,036          43,561
                                                                                                       ---------       ---------

         Total liabilities and stockholders' equity                                                    $ 386,444       $ 369,007
                                                                                                       =========       =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                         2004          2003
Interest income
  Loans                                                               $ 3,163       $ 3,725
  Mortgage-backed securities                                              595           568
  Investment securities                                                   420           352
  Interest-bearing deposits and other                                      66            78
                                                                      -------       -------
         Total interest income                                          4,244         4,723

Interest expense
  Deposits                                                              1,332         1,612
  Borrowings                                                              293           320
                                                                      -------       -------
         Total interest expense                                         1,625         1,932
                                                                      -------       -------

         Net interest income                                            2,619         2,791
Provision for losses on loans                                              15            32
                                                                      -------       -------
         Net interest income after provision for losses on loans        2,604         2,759

Other income
  Gain on sale of loans                                                    16            37
  Increase in cash surrender value of life insurance                       71            67
  Service fees, charges and other operating                               318           406
                                                                      -------       -------
         Total other income                                               405           510

General, administrative and other expense
  Employee compensation and benefits                                    1,282         1,266
  Occupancy and equipment                                                 421           386
  Federal deposit insurance premiums                                       11            13
  Franchise taxes                                                         129            77
  Other operating                                                         526           470
                                                                      -------       -------
         Total general, administrative and other expense                2,369         2,212
                                                                      -------       -------

         Earnings before income taxes                                     640         1,057

Federal incomes taxes
  Current                                                                (593)          375
  Deferred                                                                771           (49)
                                                                      -------       -------
         Total federal income taxes                                       178           326
                                                                      -------       -------

         NET EARNINGS                                                 $   462       $   731
                                                                      =======       =======

         EARNINGS PER SHARE
           Basic                                                      $  0.13       $  0.20
                                                                      =======       =======
           Diluted                                                    $  0.13       $  0.20
                                                                      =======       =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       For the three months ended June 30,
                                 (In thousands)

                                                                           2004       2003
Net earnings                                                            $   462       $731

Other comprehensive income, net of tax:
  Unrealized holding gains on securities,  net of taxes (benefits)
    of $(600) and $103, during the respective periods                    (1,165)       206
                                                                        -------       ----

Comprehensive income (loss)                                             $  (703)      $937
                                                                        =======       ====

Accumulated comprehensive income (loss)                                 $  (686)      $ 54
                                                                        =======       ====

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended June 30,
                                 (In thousands)

                                                                                                              2004           2003
Cash flows from operating activities:
  Net earnings for the period                                                                             $    462       $    731
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                                         382            411
    Amortization of deferred loan origination fees                                                             (87)          (156)
    Depreciation and amortization                                                                              137            134
    Gain on sale of loans                                                                                      (16)           (37)
    Proceeds from sale of loans in the secondary market                                                        926            699
    Loans originated for sale in the secondary market                                                         (917)          (685)
    Provision for losses on loans                                                                               15             32
    Federal Home Loan Bank stock dividends                                                                     (42)           (40)
    Increase (decrease) in cash, net of acquisition of Stebbins Bancshares, Inc., due to changes in:
      Accrued interest receivable on loans                                                                    (880)            33
      Accrued interest receivable on mortgage-backed securities                                                 49             41
      Accrued interest receivable on investments and interest-bearing deposits                                (200)          (146)
      Prepaid expenses and other assets                                                                       (346)          (619)
      Accrued interest payable                                                                                  (3)            25
      Accounts payable on mortgage loans serviced for others                                                    (7)           497
      Other liabilities                                                                                       (283)          (632)
      Federal income taxes
        Current                                                                                               (673)           376
        Deferred                                                                                               771            (49)
                                                                                                          --------       --------
          Net cash provided by (used in) operating activities                                                 (712)           615

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                                        (8,255)       (10,023)
  Proceeds from maturity of investment securities designated as held to maturity                                14            599
  Proceeds from maturity of investment securities designated as available for sale                             500         10,029
  Purchase of mortgage-backed securities designated as available for sale                                   (3,049)       (16,717)
  Principal repayments on mortgage-backed securities designated as held to maturity                            779          1,892
  Principal repayments on mortgage-backed securities designated as available for sale                       11,657          7,056
  Loan principal repayments                                                                                 13,594         24,840
  Loan disbursements                                                                                       (11,988)       (16,830)
  Purchase of office premises and equipment - net                                                             (111)            --
  Increase in cash surrender value of life insurance                                                           (71)           (67)
  Proceeds from sale of real estate acquired through foreclosure                                               100             --
  Net cash used in the purchase of Stebbins Bancshares, Inc.                                                (1,314)            --
                                                                                                          --------       --------
          Net cash provided by investing activities                                                          1,856            779
                                                                                                          --------       --------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                                        1,144          1,394
                                                                                                          --------       --------

                         Wayne Savings Bancshares, Inc.

                       For the three months ended June 30,
                                 (In thousands)

                                                                                           2004           2003
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                                  $  1,144       $  1,394

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                         (221)        (2,633)
  Repayment of Federal Home Loan Bank advances                                           (5,000)            --
  Advances by borrowers for taxes and insurance                                            (390)          (655)
  Amortization of employee stock ownership benefit plan                                      38             --
  Dividends paid on common stock                                                           (447)          (440)
  Proceeds from exercise of stock options                                                    --             61
  Purchase of treasury shares at cost                                                      (413)            --
                                                                                       --------       --------
          Net cash provided by (used in) financing activities                            (6,433)        (3,667)
                                                                                       --------       --------

Net decrease in cash and cash equivalents                                                (5,289)        (2,273)

Cash and cash equivalents at beginning of period                                         19,887         17,496
                                                                                       --------       --------

Cash and cash equivalents at end of period                                             $ 14,598       $ 15,223
                                                                                       ========       ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                               $     --       $     --
                                                                                       ========       ========

    Interest on deposits and borrowings                                                $  1,318       $  1,907
                                                                                       ========       ========

Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loan upon sale of real estate acquired through foreclosure      $     --       $     --
                                                                                       ========       ========

  Unrealized gains on securities designated as available for sale, net of
    related tax effects                                                                $ (1,165)      $    206
                                                                                       ========       ========

  Recognition of mortgage servicing rights in accordance with SFAS No. 140             $      8       $      6
                                                                                       ========       ========

  Fair value of assets received in the acquisition of Stebbins Bancshares, Inc.        $ 24,539       $     --
                                                                                       ========       ========

  Goodwill recognized in the acquisition of Stebbins Bancshares, Inc.                  $  1,470       $     --
                                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2004 and 2003

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements for the three months ended June 30, 2004 and 2003 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2004.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

      During fiscal 2004, the Company's Board of Directors approved a business combination, which was completed in June 2004, whereby Stebbins Bancshares Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank resulting in the recognition of goodwill totaling $1.5 million. The business combination was accounted for using the purchase method of accounting. Accordingly, the June 30, 2004 consolidated financial statements herein include the accounts of Stebbins National Bank from the June 1, 2004 acquisition through June 30, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2004 and 2003

2.    Principles of Consolidation (continued)

      Wayne Savings has eleven banking locations in Wayne, Holmes, Ashland, Medina and Stark counties. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

                                              For the three months ended
                                                       June 30,
                                                    2004           2003

      Weighted-average common shares
        outstanding (basic)                    3,636,504      3,732,365
      Dilutive effect of assumed exercise
        of stock options                          32,632          1,170
                                               ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                  3,669,136      3,733,535
                                               =========      =========

      At June 30, 2004 and 2003 all outstanding options were considered in the diluted earnings per share calculation.

4.    Stock Option Plan

      The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 adjusted shares of authorized shares of common stock with 10,123 options outstanding at June 30, 2004. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of June 30, 2004, all options under the 2004 Plan have been granted and expire in fiscal 2014.

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

      There were no options granted during the three months ended either June 30, 2004 or June 30, 2003.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2004 and 2003

4.    Stock Option Plan (continued)

      At June 30, 2004, 10,123 of the stock options granted were subject to exercise at the discretion of the grantees and expire in fiscal 2013 while the remaining 204,081 options vest at a rate of 20% annually and will expire in fiscal 2014.

      A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2004 and 2003, and the three months ended June 30, 2004 is presented below:

                                               Three months ended                       Year ended
                                                    June 30,                             March 31,
                                                      2004                    2004                      2003
                                                           Weighted-                Weighted-                 Weighted-
                                                            average                  average                   average
                                                           exercise                 exercise                  exercise
                                                Shares       price      Shares        price      Shares         price
      Outstanding at beginning of period       214,204     $  13.84      28,666     $   6.26      23,378      $   3.31
      Granted                                       --           --     204,081        13.95      10,123         11.67
      Exercised                                     --           --     (18,543)        3.31      (4,835)         3.31
      Forfeited                                     --           --          --           --          --            --
                                              --------     --------    --------     --------    --------      --------

      Outstanding at end of period             214,204     $  13.84     214,204     $  13.84      28,666      $   6.26
                                              ========     ========    ========     ========    ========      ========

      Options exercisable at period-end         10,123     $  11.67      10,123     $  11.67      28,666      $   6.26
                                              ========     ========    ========     ========    ========      ========

         Fair value of options granted                                              $   3.93                  $   3.17
                                                                                    ========                  ========

      The following information applies to options outstanding at June 30, 2004:

      Number outstanding.............................................................................          214,204
      Range of exercise prices.......................................................................   $11.67 - $13.95
      Weighted-average exercise price................................................................           $13.84
      Weighted-average remaining contractual life....................................................        9.0 years

      The fair value of options granted has been based on the Black Scholes pricing model using a dividend yield of 3.3% and 3.8%, expected volatility of 28.8% and 32.4%, a risk-free interest rate of 4.38% and 3.70% for fiscal 2004 and 2003, respectively. Both fiscal 2004 and 2003 options granted have expected lives of ten years.

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

                                                           For the three months ended June 30,
                                  ------------------------------------------------------------------------------------
                                                 2004                                            2003
                                  ------------------------------------             -----------------------------------
                                  Average                      Average             Average                     Average
                                  Balance      Interest         Rate               Balance      Interest         Rate
                                  -------      --------       --------             -------      --------       -------
                                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)        $207,928       $3,163           6.08%           $224,479        $3,725          6.64%
  Mortgage-backed
    securities(2)                   84,799          595           2.81              80,344           568          2.83
  Investment securities             43,719          420           3.84              26,803           352          5.25
  Interest-bearing deposits(3)      29,778           66            .89              18,198            78          1.71
                                  --------       ------       --------            --------        ------      --------
     Total interest-
       earning assets              366,224        4,244           4.64             349,824         4,723          5.40
Non-interest-earning assets          9,482                                          23,297
                                  --------                                        --------
     Total assets                 $375,706                                        $373,121
                                  ========                                        ========

Interest-bearing liabilities:
  Deposits                        $301,040        1,332           1.77            $296,895         1,612          2.17
  Borrowings                        28,780          293           4.07              30,000           320          4.27
                                  --------       ------       --------            --------        ------      --------
     Total interest-
       bearing liabilities         329,820        1,625           1.97             326,895         1,932          2.36
                                                 ------       --------                            ------      --------
Non-interest bearing
  liabilities                        4,504                                             960
                                  --------                                        --------
     Total liabilities             334,324                                         327,855
Stockholders' equity                41,382                                          45,266
                                  --------                                        --------
     Total liabilities and
       stockholders' equity       $375,706                                        $373,121
                                  ========                                        ========
Net interest income                              $2,619                                           $2,791
                                                 ======                                           ======
Interest rate spread(4)                                           2.67%                                           3.04%
                                                              ========                                        ========
Net yield on interest-
  earning assets(5)                                               2.86%                                           3.19%
                                                              ========                                        ========
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                  111.04%                                         107.01%
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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2004 to June 30, 2004

At June 30, 2004, we had total assets of $386.4 million, an increase of $17.4 million, or 4.7%, from March 31, 2004 levels mainly due to the Stebbins acquisition of $24.5 million in net assets offset by a decrease in cash to repay borrowings of $5.0 million and the purchase of Stebbins of $5.2 million.

Liquid assets consisting of cash, interest-bearing deposits and investment securities increased by $13.2 million, or 25.6%, to $64.6 million at June 30, 2004 mainly due to $13.0 million of liquid assets from the Stebbins acquisition. Mortgage-backed securities decreased by $10.5 million, or 11.8%, to $78.0 million as these securities continued to receive a high level of principal repayments due to the general low interest rate environment.

During the three month period ended June 30, 2004 loans receivable increased $10.7 million as $12.2 million was acquired from the Stebbins acquisition, offset primarily with a loan sale of $910,000 as management decided to sell these lower rate mortgage loans because of the low rate environment and management's preference to use these funds for adjustable rate commercial loan originations.

Nonperforming and impaired loans of $1.2 million at June 30, 2004 consisted of $1.1 million of residential mortgage loans as compared with $747,000 in nonperforming and impaired residential mortgage loans at March 31, 2004. The Company generally has not recognized losses on impaired and nonperforming loans secured by residential mortgages.

Deposits at June 30, 2004, totaled $316.4 million, an increase of $24.6 million from $291.8 million at March 31, 2004 due primarily to the $24.8 million of deposits acquired from the Stebbins acquisition, offset by a decline in deposits as customers sought to find alternative investment opportunities due to the low rate environment. The Bank's deposit pricing is very competitive in all market areas.

Stockholders' equity decreased by $1.5 million during the three months ended June 30, 2004, due mainly to an unrealized loss on available for sale securities of $1.2 million as a result of the recent increase in rates, dividends paid totaling $447,000 and the purchase of treasury stock of $413,000 offset by $462,000 in net earnings for the three months ended June 30, 2004 and an increase of $38,000 due to amortization of the employee stock ownership benefit plan.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2004 and 2003

General

Net earnings totaled $462,000 for the quarter ended June 30, 2004, a decrease of $269,000, or 36.8%, compared to the net earnings of $731,000 for the quarter ended June 30, 2003. The decline in net earnings was primarily attributable to a decrease in net interest income of $172,000, or 6.2%, mainly due to the Company's policy of keeping assets with a shorter average life to protect the Company's interest rate risk position. This short position is a sacrifice in short-term income but positions the Company favorably to take advantage of rising rates. Secondly, net earnings decreased due to a decrease in other income of $105,000, or 20.6%, due primarily to the reduction in both merchant fee income and the gain on sale of loans due to the slowdown in mortgage loan refinancing. Finally, an increase in general, administrative and other expense of $157,000, or 7.1%, contributed to the decline in earnings, was due mainly to increased franchise tax expense and occupancy and equipment expense. These earnings decreases were mainly offset by a decrease in federal income tax expense of $148,000, or 45.4%.

In spite of the increase in interest rates over the last quarter, the Company's strategy to aggressively manage interest rate risk has resulted in an improvement to the interest rate risk position as compared to year end.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2004 and 2003 (continued)

Interest Income

Interest income decreased $479,000, or 10.1%, for the three months ended June 30, 2004 to $4.2 million. This decline was mainly due to a 76 basis point reduction in the average yield on interest earning assets to 4.64% from 5.40% for the period ended June 30, 2003. The yield reduction was partially offset with an increase in the weighted-average balance of interest-earning assets totaling $16.4 million, or 4.7%, to a balance of $366.2 million for the three months ended June 30, 2004. This reduction in average yield on interest-earning assets reflects a general decrease in market rates, the refinancing of higher rate loans and the downward repricing of certain adjustable rate loans. In addition, the Company purposefully invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrifices short-term income, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in a rising rate environment.

Interest income on loans declined $562,000, or 15.1%, for the three months ended June 30, 2004, due primarily to a decrease in the weighted average outstanding balance of loans period to period of $16.6 million, or 7.4%, coupled with a 56 basis-point decrease in the weighted average yield on loans to 6.08% for the 2004 period.

Interest income on mortgage-backed securities increased $27,000 during the three months ended June 30, 2004, due primarily to a $4.5 million increase in the weighted average balance outstanding from the comparable 2003 period. This increase in the average outstanding balance was the result of management's strategy to invest in shorter term mortgage-backed securities as a defensive measure during the current low interest rate environment. The yield on mortgage-backed securities was adversely affected by the record levels of repayments during the period.

Interest income on investments increased by $68,000, or 19.3%, reflecting an increase in the weighted average balance of $16.9 million, or 63.1%, to $43.7 million from $26.8 million during the comparable 2003 period, partially offset by a decrease in the average yield of 141 basis points to 3.84%.

Interest income on interest-bearing deposits declined $12,000, or 15.4%, for the three months ended June 30, 2004, due primarily to a decrease in the average yield of 82 basis points to an average yield of .89% from an average yield of 1.71% for the quarter ended June 30, 2003 offset by an increase in the weighted average balance of $11.6 million, or 63.6%, compared to the 2003 period of $18.2 million

Interest Expense

Interest expense for the three months ended June 30, 2004 totaled $1.6 million, a decrease of $307,000, or 15.9%, from interest expense of $1.9 million for the three months ended June 30, 2003. The decrease resulted from a 39 basis point decrease in the average cost of funds to 1.97% for the 2004 period, offset by an increase in the average balance of deposits and borrowings outstanding of $2.9 million, or .9%, to $329.8 million for the period ended June 30, 2004.

Interest expense on deposits totaled $1.3 million for the three months ended June 30, 2004, a decrease of $280,000, or 17.4%, from the three months ended June 30, 2003, as a result of a 40 basis point decrease in the average cost of deposits to 1.77% for the 2004 period offset by an increase in the average balance outstanding of $4.1 million, or 1.4%, to $301.0 million for the 2004 period.

Interest expense on borrowings totaled $293,000 for the three months ended June 30, 2004, a decrease of $27,000 from the 2003 period, primarily due to a decrease in the average balance of borrowings of $1.2 million to an average outstanding balance of $28.8 million for the three months ended June 30, 2004, coupled with a decrease in the average cost of borrowings to 4.07% from the average cost of 4.27% for the 2003 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2004 and 2003 (continued)

Net Interest Income

Net interest income totaled $2.6 million for the three months ended June 30, 2004, a decrease of $172,000, or 6.2%, from the three month period ended June 30, 2003. The average interest rate spread decreased to 2.67% for the three months ended June 30, 2004 from 3.04% for the three months ended June 30, 2003. The net interest margin decreased to 2.86% for the three months ended June 30, 2004 from 3.19% for the three months ended June 30, 2003.

Provision for Losses on Loans

The Company recorded a $15,000 provision for losses on loans for the three month period ended June 30, 2004 as compared to $32,000 in 2003. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2004 and 2003.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, decreased by $105,000, or 20.6%, to $405,000 for the three months ended June 30, 2004, from $510,000 for the three months ended June 30, 2003. The decrease resulted primarily from a decrease of $70,000 in merchant fee income and a decrease of $21,000 on the gain on sale of loans due to the slow down in mortgage loan refinancing. The decrease in merchant fee income was due to significant transaction decrease from period to period. The Company may not experience the prior levels in future earnings.

General, Administrative, and Other Expense

General, administrative and other expense increased by $157,000, or 7.1%, to $2.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase resulted primarily from an increase in other operating expense of $56,000, or 11.9%, a $52,000, or 67.5%, increase in franchise taxes and a $35,000, or 9.1% in occupancy and equipment. The increase in franchise taxes is mainly due to the additional capital raised in the full stock conversion in January 2003. The increase in occupancy and equipment is mainly due to the new computer operating system depreciation and the increase in other operating expense was primarily attributable to increased expenses related to the Stebbins National Bank acquisition and ongoing compliance matters required of a public company.

Federal Income Taxes

The provision for federal income taxes was $178,000 for the three months ended June 30, 2004, a decrease of $148,000, or 45.4%, compared to the same period in 2003, primarily due to the $417,000 decrease in earnings before federal income taxes. The effective tax rate for the three months ended June 30, 2004, was 27.8% as compared to 30.8% for the same period in 2003. The effective tax rate for June 30, 2004 decreased mainly due to the additional income earned from the purchase of additional tax advantaged municipal securities.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in the Company's market risk since the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2004.

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

                         Wayne Savings Bancshares, Inc.

                                     PART II

ITEM 1. Legal Proceedings

      Not applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer of Purchases of Equity Securities

                                                                            Shares               Maximum shares which may
                                                                     Purchased as part of      still be Purchased as part
                                     # of Shares    Price Paid        the Announced Plan          of the Announced Plan
                                     -----------    ----------        ------------------          ---------------------
                  May 2004           25,000          $16.55                25,000                       57,500

ITEM 3. Defaults Upon Senior Securities

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

      On July 22, 2004, the Annual Meeting of the Company's Stockholders was held. Three directors were elected to terms expiring in fiscal 2007 by the following votes:

            Russell L. Harpster     For:  3,051,530        Withheld:  221,799
            Terry A. Gardner        For:  3,188,352        Withheld:   84,977
            Frederick J. Krum       For:  3,225,321        Withheld:   48,008

      Three other matters were submitted to the stockholders for ratification, for which the following votes were cast:

      Proposal to amend and restate the 2003 Stock Option Plan.

            For:  2,101,803        Against:  200,682            Abstain:  37,121

      Proposal to amend and restate of the 2003 Retention and Recognition Plan.

            For:  1,921,486        Against:  370,997            Abstain:  47,123

      Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2005.

            For:  3,220,691        Against:    33,375           Abstain:  19,680

ITEM 5. Other Information

      Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

            EX-31.1     Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                        Section 1350

            EX-31.2     Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                        Section 1350

            EX-32 Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                         Wayne Savings Bancshares, Inc.

ITEM 6. Exhibits and Reports on Form 8-K (continued)

      (b) Reports on Form 8-K:

      The Company filed a Form 8-K on June 29, 2004, disclosing the cash dividend declared on Wayne Savings Bancshares common stock.

      The Company filed a Form 8-K on June 3, 2004, disclosing the completion of the purchase of Stebbins Bancshares, Inc. and its national bank subsidiary, Stebbins National Bank of Creston, Ohio.

      The Company filed a Form 8-K on May 3, 2004, disclosing its earnings release for the three months and the year ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2004                  By:
                                           -------------------------------------
                                           Charles F. Finn
                                           Chairman and President


Date: August 13, 2004                  By:
                                           -------------------------------------
                                           Michael C. Anderson
                                           Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2004                  By: /s/ Charles C. Finn
                                           -----------------------------------
                                           Charles C. Finn
                                           Chairman and President


Date: August 13, 2004                  By: /s/ Michael C. Anderson
                                           -----------------------------------
                                           Michael C. Anderson
                                           Chief Financial Officer