Form 10-Q
period 2004-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2004-11-10
CIK 1036030

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20552

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2004
                               ----------------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             31-1557791
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

    151 North Market Street
         Wooster, Ohio                                             44691
    -----------------------                                     ----------
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

Yes |X|                                 No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes |_|                                 No |X|

As of November 8, 2004, the latest practicable date, 3,688,057 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I   -   FINANCIAL INFORMATION

  Item 1     Consolidated Statements of Financial Condition                   3
             Consolidated Statements of Earnings                              4
             Consolidated Statements of Comprehensive Income                  5
             Consolidated Statements of Cash Flows                            6
             Notes to Consolidated Financial Statements                       8

  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   11

  Item 3     Quantitative and Qualitative Disclosures About Market Risk      15

  Item 4     Controls and Procedures                                         19

PART II -    OTHER INFORMATION

  Item 1     Legal Proceedings                                               20

  Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     20

  Item 3     Defaults Upon Senior Securities                                 20

  Item 4     Submission of Matters to a Vote of Security Holders             20

  Item 5     Other Information                                               20

  Item 6     Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                                   22

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        September 30,    March 31,
                                                                                                 2004         2004
         ASSETS

Cash and due from banks                                                                     $   5,430     $   3,291
Federal funds sold                                                                              8,045         9,875
Interest-bearing deposits in other financial institutions                                       5,296         6,721
                                                                                            ---------     ---------
         Cash and cash equivalents                                                             18,771        19,887

Investment securities available for sale - at market                                           38,433        17,546
Investment securities held to maturity  - at amortized cost, approximate market value
  of $15,124 and $14,830 as of September 30, 2004 and March 31, 2004, respectively             14,084        14,036
Mortgage-backed securities available for sale - at market                                      66,520        83,945
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $3,284 and  $4,510 as of September 30, 2004 and March 31, 2004, respectively                  3,265         4,483
Loans receivable - net                                                                        213,757       205,443
Office premises and equipment - net                                                             9,171         8,742
Real estate acquired through foreclosure                                                          141           100
Federal Home Loan Bank stock - at cost                                                          4,292         4,205
Cash surrender value of life insurance                                                          6,458         6,321
Accrued interest receivable on loans                                                              900           801
Accrued interest receivable on mortgage-backed securities                                         312           400
Accrued interest receivable on investments and interest-bearing deposits                          515           318
Prepaid expenses and other assets                                                               4,899         2,549
Prepaid federal income taxes                                                                       --           231
                                                                                            ---------     ---------
         Total assets                                                                       $ 381,518     $ 369,007
                                                                                            =========     =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                    $ 311,910     $ 291,830
Advances from the Federal Home Loan Bank                                                       25,000        30,000
Advances by borrowers for taxes and insurance                                                     565           617
Accrued interest payable                                                                          206           186
Accounts payable on mortgage loans serviced for others                                             40           118
Other liabilities                                                                               1,103         1,383
Accrued federal income taxes                                                                      183            --
Deferred federal income taxes                                                                     656         1,312
                                                                                            ---------     ---------
         Total liabilities                                                                    339,663       325,446

Commitments                                                                                        --            --

Stockholders' equity
  Common stock (8,000,000 shares of $ .10 par value authorized; 3,907,318 shares
    issued at both September 30, 2004 and March 31, 2004)                                         391           391
  Additional paid-in capital                                                                   34,377        34,365
  Retained earnings - substantially restricted                                                 12,799        12,727
  Shares acquired by Management Recognition Plan                                                 (913)       (1,142)
  Less required contributions for shares acquired by Employee Stock Ownership Plan             (1,380)       (1,456)
  Less 215,584 and 112,500 shares of treasury stock at September 30, 2004 and
    March 31, 2004 - at cost                                                                   (3,565)       (1,803)
  Accumulated other comprehensive income - gain on securities designated as
    available for sale                                                                            146           479
                                                                                            ---------     ---------
         Total stockholders' equity                                                            41,855        43,561
                                                                                            ---------     ---------
         Total liabilities and stockholders' equity                                         $ 381,518     $ 369,007
                                                                                            =========     =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Six months           Three months
                                                                           ended                  ended
                                                                        September 30,         September 30,
                                                                       2004       2003       2004        2003
Interest income
  Loans                                                             $ 6,394    $ 7,238    $ 3,231     $ 3,513
  Mortgage-backed securities                                          1,168      1,119        573         551
  Investment securities                                                 925        737        505         385
  Interest-bearing deposits and other                                   138        130         72          52
                                                                    -------    -------    -------     -------
         Total interest income                                        8,625      9,224      4,381       4,501

Interest expense
  Deposits                                                            2,695      3,103      1,363       1,491
  Borrowings                                                            539        625        246         305
                                                                    -------    -------    -------     -------
         Total interest expense                                       3,234      3,728      1,609       1,796
                                                                    -------    -------    -------     -------
         Net interest income                                          5,391      5,496      2,772       2,705
Provision for losses on loans                                            30         63         15          31
                                                                    -------    -------    -------     -------
         Net interest income after provision for losses on loans      5,361      5,433      2,757       2,674

Other income
  Gain on sale of loans                                                 142         61        126          24
  Increase in cash surrender value of life insurance                    137        134         66          67
  Service fees, charges and other operating                             619        794        301         388
                                                                    -------    -------    -------     -------
         Total other income                                             898        989        493         479

General, administrative and other expense
  Employee compensation and benefits                                  2,784      2,600      1,436       1,334
  Occupancy and equipment                                               847        741        426         355
  Federal deposit insurance premiums                                     23         24         12          11
  Franchise taxes                                                       297        154        168          77
  Other operating                                                       998        964        538         494
                                                                    -------    -------    -------     -------
         Total general, administrative and other expense              4,949      4,483      2,580       2,271
                                                                    -------    -------    -------     -------
         Earnings before income taxes                                 1,310      1,939        670         882

Federal incomes taxes
  Current                                                                 9        433        602          58
  Deferred                                                              350        162       (421)        211
                                                                    -------    -------    -------     -------
         Total federal income taxes                                     359        595        181         269
                                                                    -------    -------    -------     -------
         NET EARNINGS                                               $   951    $ 1,344    $   489     $   613
                                                                    =======    =======    =======     =======
         EARNINGS PER SHARE
           Basic                                                    $  0.26    $  0.36    $  0.13     $  0.16
                                                                    =======    =======    =======     =======
           Diluted                                                  $  0.26    $  0.36    $  0.13     $  0.16
                                                                    =======    =======    =======     =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                Six months ended      Three months ended
                                                                                  September 30,          September 30,
                                                                                 2004        2003        2004       2003
Net earnings                                                                  $   951     $ 1,344     $   489    $   613

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities, net of taxes (benefits)
    of $(172), $(128), $429 and $(234) during the respective periods             (333)       (248)        832       (454)
                                                                              -------     -------     -------    -------

Comprehensive income                                                          $   618     $ 1,096     $ 1,321    $   159
                                                                              =======     =======     =======    =======

Accumulated other comprehensive income (loss)                                 $   146     $  (400)    $   146    $  (400)
                                                                              =======     =======     =======    =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                                           2004         2003
Cash flows from operating activities:
  Net earnings for the period                                                                          $    951     $  1,344
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                                      711          912
    Amortization of deferred loan origination fees                                                         (134)        (342)
    Depreciation and amortization                                                                           301          261
    Gain on sale of loans                                                                                  (142)         (39)
    Proceeds from sale of loans in the secondary market                                                   2,406        2,529
    Loans originated for sale in the secondary market                                                    (2,355)      (2,329)
    Provision for losses on loans                                                                            30           63
    Federal Home Loan Bank stock dividends                                                                  (87)         (81)
    Increase (decrease) in cash, net of acquisition of Stebbins Bancshares, Inc. due to changes in:
      Accrued interest receivable on loans                                                                  (71)         114
      Accrued interest receivable on mortgage-backed securities                                              88          (34)
      Accrued interest receivable on investments and interest-bearing deposits                             (197)          (4)
      Prepaid expenses and other assets                                                                    (848)        (251)
      Accrued interest payable                                                                                3           18
      Accounts payable on mortgage loans serviced for others                                                (78)         128
      Other liabilities                                                                                    (283)        (445)
      Federal income taxes
        Current                                                                                             414         (202)
        Deferred                                                                                           (350)         162
                                                                                                       --------     --------
          Net cash provided by operating activities                                                         359        1,804

Cash flows provided by investing activities:
  Purchase of investment securities designated as available for sale                                    (10,989)     (13,017)
  Proceeds from maturity of investment securities designated as held to maturity                             25        3,640
  Proceeds from maturity of investment securities designated as available for sale                        1,500       12,523
  Purchase of mortgage-backed securities designated as available for sale                                (3,049)     (37,406)
  Principal repayments on mortgage-backed securities designated as held to maturity                       1,199        3,474
  Principal repayments on mortgage-backed securities designated as available for sale                    19,594       18,366
  Loan principal repayments                                                                              24,951       57,642
  Loan disbursements                                                                                    (20,986)     (42,072)
  Purchase of office premises and equipment - net                                                          (263)         (14)
  Proceeds from sale of real estate acquired through foreclosure                                            100           --
  Increase in cash surrender value of life insurance                                                       (137)        (134)
  Net cash used in the purchase of Stebbins Bancshares, Inc.                                             (1,314)          --
                                                                                                       --------     --------
          Net cash provided by investing activities                                                      10,631        3,002
                                                                                                       --------     --------
          Net cash provided by operating and investing activities
            (balance carried forward)                                                                    10,990        4,806
                                                                                                       --------     --------

                         Wayne Savings Bancshares, Inc.

                     For the six months ended September 30,
                                 (In thousands)

                                                                                         2004         2003
          Net cash provided by operating and investing activities
            (balance brought forward)                                                $ 10,990     $  4,806

Cash flows used in financing activities:
  Net decrease in deposit accounts                                                     (4,730)      (5,290)
  Repayment of Federal Home Loan Bank Advances                                         (5,000)          --
  Advances by borrowers for taxes and insurance                                           (52)         (88)
  Dividends paid on common stock                                                         (879)        (881)
  Proceeds from exercise of stock options                                                  --           61
  Amortization of stock benefit plans                                                     317           --
  Shares acquired by Management Recognition Plan                                           --       (1,142)
  Purchase of treasury shares                                                          (1,762)          --
                                                                                     --------     --------
          Net cash used in financing activities                                       (12,106)      (7,340)
                                                                                     --------     --------

Net decrease in cash and cash equivalents                                              (1,116)      (2,534)

Cash and cash equivalents at beginning of period                                       19,887       17,496
                                                                                     --------     --------

Cash and cash equivalents at end of period                                           $ 18,771     $ 14,962
                                                                                     ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                             $     --     $    635
                                                                                     ========     ========

    Interest on deposits and borrowings                                              $  3,214     $  3,710
                                                                                     ========     ========

Supplemental disclosure of noncash investing activities:
  Issuance of mortgage loan upon sale of real estate acquired through foreclosure    $     --     $     --
                                                                                     ========     ========

  Transfers from loans to real estate acquired through foreclosure                   $    141     $    179
                                                                                     ========     ========

  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                       $   (333)    $   (248)
                                                                                     ========     ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                $     21     $     22
                                                                                     ========     ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2004 and 2003

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements for the six and three months ended September 30, 2004 and 2003 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2004.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.    Principles of Consolidation
      ---------------------------

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

      During fiscal 2004, the Company's Board of Directors approved a business combination, which was completed in June 2004, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the September 30, 2004 consolidated financial statements herein include the accounts of Stebbins National Bank from the June 1, 2004 acquisition through September 30, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2004 and 2003

2.    Principles of Consolidation (continued)
      ---------------------------

      Wayne Savings has eleven banking locations in Wayne, Holmes, Ashland, Medina and Stark counties. All significant intercompany transactions and balances have been eliminated in the consolidation.

3.    Earnings Per Share
      ------------------

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

                                             For the six months ended   For the three months ended
                                                   September 30,               September 30,
                                                  2004          2003          2004          2003
      Weighted-average common shares
        outstanding (basic)                  3,616,294     3,742,188     3,596,303     3,752,400
      Dilutive effect of assumed exercise
        of stock options                        31,175         1,456        29,694         1,574
                                             ---------     ---------     ---------     ---------
      Weighted-average common shares
        outstanding (diluted)                3,647,469     3,743,644     3,625,997     3,753,974
                                             =========     =========     =========     =========

      At September 30, 2004 all outstanding options were considered in the diluted earnings per share calculation. Options to purchase 204,081 shares of common stock at a weighted average exercise price $13.95 were outstanding at September 30, 2003 but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.    Stock Option Plan
      -----------------

      The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with 10,123 options outstanding at September 30, 2004. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of September 30, 2004, all options under the 2004 Plan have been granted and will expire in fiscal 2014 unless otherwise exercised.

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

      There were no options granted during the three or six months ended September 30, 2004. There were 204,081 options granted during the three and six months ended September 30, 2003.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2004 and 2003

4.    Stock Option Plan (continued)
      -----------------

      At September 30, 2004, 50,939 of the stock options granted were subject to exercise at the discretion of the grantees and expire in fiscal 2014 while the remaining options vest at a rate of 20% annually and will expire in fiscal 2014.

      A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2004 and 2003, and the six months ended September 30, 2004 is presented below:

                                            Six months ended                    Year ended
                                              September 30,                      March 31,
                                                  2004                  2004                   2003
                                                      Weighted-             Weighted-              Weighted-
                                                      average               average                average
                                                      exercise              exercise               exercise
                                            Shares     price      Shares     price       Shares     price
      Outstanding at beginning of period    214,204    $13.84     28,666     $ 6.26      23,378     $ 3.31
      Granted                                    --        --    204,081      13.95      10,123      11.67
      Exercised                                  --        --    (18,543)      3.31      (4,835)      3.31
      Forfeited                                  --        --         --         --          --         --
                                            -------    ------    -------     ------    --------     ------
      Outstanding at end of period          214,204    $13.84    214,204     $13.84      28,666     $ 6.26
                                            =======    ======    =======     ======    ========     ======
      Options exercisable at period-end      50,939    $13.50     10,123     $11.67      28,666     $ 6.26
                                            =======    ======    =======     ======    ========     ======
      Fair value of options granted                                          $ 3.93                 $ 3.17
                                                                             ======                 ======

      The following information applies to options outstanding at September 30, 2004:

      Number outstanding.......................................          214,204
      Range of exercise prices.................................   $11.67 - 13.95
      Weighted-average exercise price..........................           $13.84
      Weighted-average remaining contractual life..............       8.75 years

      The fair value of options granted has been based on the Black Scholes pricing model using a dividend yield of 3.3% and 3.8%, expected volatility of 28.8% and 32.4%, a risk-free interest rate of 4.38% and 3.70% for fiscal 2004 and 2003, respectively. All options granted in fiscal 2004 and fiscal 2003 have expected lives of ten years.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet

The following tables set forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                              For the six months ended September 30,
                                  --------------------------------------------------------------
                                               2004                             2003
                                  -----------------------------    -----------------------------
                                   Average              Average     Average              Average
                                   Balance   Interest    Rate       Balance   Interest    Rate
                                   -------   --------   -------     -------   --------   -------
                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)        $211,424    $6,394      6.05%    $219,835    $7,238      6.58%
  Mortgage-backed
    securities(2)                   79,773     1,168      2.93       84,150     1,119      2.66
  Investment securities             47,487       925      3.90       30,726       737      4.80
  Interest-bearing deposits(3)      21,387       138      1.29       19,814       130      1.31
                                  --------    ------               --------    ------
     Total interest-
       earning assets              360,071     8,625      4.79      354,525     9,224      5.20
Non-interest-earning assets         21,171                           14,674
                                  --------                         --------
     Total assets                 $381,242                         $369,199
                                  ========                         ========

Interest-bearing liabilities:
  Deposits                        $307,258     2,695      1.75     $289,750     3,103      2.14
  Borrowings                        26,900       539      4.01       30,000       625      4.17
                                  --------    ------               --------    ------
     Total interest-
       bearing liabilities         334,158     3,234      1.94      319,750     3,728      2.33
                                              ------                           ------
Non-interest bearing
  liabilities                        4,645                            4,209
                                  --------                         --------
     Total liabilities             338,803                          323,959
Stockholders' equity                42,439                           45,240
                                  --------                         --------
     Total liabilities and
       stockholders' equity       $381,242                         $369,199
                                  ========                         ========
Net interest income                           $5,391                           $5,496
                                              ======                           ======
Interest rate spread(4)                                   2.85%                            2.87%
                                                        ======                           ======
Net yield on interest-
  earning assets(5)                                       2.99%                            3.10%
                                                        ======                           ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                          107.75%                          110.88%
                                                        ======                           ======

----------
See footnotes on following page.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet (continued)

                                             For the three months ended September 30,
                                  --------------------------------------------------------------
                                               2004                             2003
                                  -----------------------------    -----------------------------
                                   Average              Average     Average              Average
                                   Balance   Interest    Rate       Balance   Interest    Rate
                                   -------   --------   -------     -------   --------   -------
                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)        $214,958    $3,231      6.01%    $215,192    $3,513      6.53%
  Mortgage-backed
    securities(2)                   74,422       573      3.08       87,957       551      2.51
  Investment securities             51,013       505      3.96       34,648       385      4.44
  Interest-bearing deposits(3)      15,286        72      1.88       21,429        52       .97
                                  --------    ------               --------    ------
     Total interest-
       earning assets              355,679     4,381      4.93      359,226     4,501      5.01
Non-interest-earning assets         25,790                            7,001
                                  --------                         --------
     Total assets                 $381,469                         $366,227
                                  ========                         ========

Interest-bearing liabilities:
  Deposits                        $313,544     1,363      1.74     $287,723     1,491      2.07
  Borrowings                        25,000       246      3.94       30,000       305      4.07
                                  --------    ------               --------    ------
     Total interest-
       bearing liabilities         338,544     1,609      1.90      317,723     1,796      2.26
                                              ------                           ------
Non-interest bearing
  liabilities                          690                            3,926
                                  --------                         --------
     Total liabilities             339,234                          321,649
Stockholders' equity                42,235                           44,578
                                  --------                         --------
     Total liabilities and
       stockholders' equity       $381,469                         $366,227
                                  ========                         ========
Net interest income                           $2,772                           $2,705
                                              ======                           ======
Interest rate spread(4)                                   3.03%                            2.75%
                                                        ======                           ======
Net yield on interest-
  earning assets(5)                                       3.12%                            3.01%
                                                        ======                           ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                          105.06%                          113.06%
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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial  Condition  Changes from March 31, 2004 to September 30,
--------------------------------------------------------------------------------
2004
----

At September 30, 2004, we had total assets of $381.5 million, an increase of $12.5 million, or 3.4%, from March 31, 2004 levels mainly due to the Stebbins acquisition of $24.5 million in net assets offset by a decrease in cash to repay borrowings of $5.0 million and the net purchase of Stebbins of $1.3 million.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, increased by $19.8 million, or 38.5%, to $71.3 million at September 30, 2004 mainly due to $13.0 million of liquid assets from the Stebbins acquisition and the purchase of $11.0 million in available for sale investment securities offset by the maturing of $1.5 million of the same securities. Mortgage-backed securities decreased by $18.6 million, or 21.1%, to $69.8 million as these securities continued to receive a high level of principal repayments due to the general low interest rate environment.

During the six month period ended September 30, 2004 loans receivable increased $8.3 million as $12.2 million of loans were acquired from the Stebbins acquisition. This increase in loans receivable was offset by loan sales of $2.4 million consisting primarily of long-term fixed rate residential loans in furtherance of management's interest rate risk strategy. Rather than reinvest funds from sales of and repayments on loans in long-term, fixed rate and low yielding residential loans during this period of historically low interest rates, management has invested in marketable securities and adjustable rate commercial loans. The composition of the loan portfolio has changed during the six months due to repayments of $7.9 million in residential mortgage loans and increased originations of nonresidential mortgage loans totaling $6.9 million in connection with the Bank's increased emphasis on commercial lending.

Nonperforming and impaired loans of $1.1 at September 30, 2004 consisted mainly of residential mortgage loans as compared with $747,000 in nonperforming and impaired residential mortgage loans at March 31, 2004. The Company generally has not recognized losses on impaired and nonperforming loans secured by residential mortgages. As of September 30, 2004, the Company reclassified $1.3 million of the Stebbins portfolio as substandard. These loans are not delinquent and are still being reviewed to determine their proper classification.

Deposits at September 30, 2004, totaled $311.9 million, an increase of $20.1 million from $291.8 million at March 31, 2004 due primarily to the $24.8 million of deposits acquired from the Stebbins acquisition, offset by a decline in deposits as customers sought alternative investment opportunities due to the low rate environment. The Bank's deposit pricing is very competitive in all market areas.

Stockholders' equity decreased by $1.7 million during the six months ended September 30, 2004, due mainly to an unrealized loss on available for sale securities of $333,000 as a result of the recent increase in rates, dividends paid totaling $879,000 and the purchase of treasury stock of $1.8 million. These amounts were offset by $951,000 in net earnings for the six months ended September 30, 2004 and an increase of $317,000 due to the amortization of the stock benefit plans.

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

Net earnings totaled $951,000 for the six months ended September 30, 2004, a decrease of $393,000, or 29.2%, compared to the net earnings of $1.3 million for the six months ended September 30, 2003. The decline in net earnings was primarily attributable to a decrease in net interest income of $105,000, or 1.9%, mainly due to the Company's strategy of maintaining assets with a shorter average life to protect the Company's interest rate risk position. These assets consist primarily of investment and mortgage-backed securities available for sale which generally yield less than loans. Although this strategy has adversely impacted our short-term income, we believe we

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

General (continued)
-------

are favorably positioned for a rising rate environment. Secondly, net earnings decreased due to a decrease in other income of $91,000, or 9.2%, due primarily to the reduction in merchant fee income offset with a $81,000 increase in gain on sale of loans. Finally, general, administrative and other expense increased $466,000, or 10.4%, due mainly to increased compensation and benefits expense, franchise tax expense and occupancy and equipment expense. These earnings decreases were mainly offset by a decrease in federal income tax expense of $236,000, or 39.7%.

The Company has maintained its strategy to aggressively manage interest rate risk during the period of low interest rates. This strategy negatively affected earnings for the first six months of the fiscal year. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment.

Interest Income
---------------

Interest income decreased $599,000, or 6.5%, to $8.6 million for the six months ended September 30, 2004, compared to the same period in 2003. This decline was mainly due to an 11 basis point reduction in the average yield on interest-earning assets to 2.99% from 3.10% for the period ended September 30, 2003. The yield reduction was partially offset with an increase in the weighted-average balance of interest-earning assets of $5.5 million, or 1.6%, to a balance of $360.1 million for the six months ended September 30, 2004 compared to the same period in 2003. This reduction in the average yield on interest-earning assets reflects a general decrease in market rates, the refinancing of higher rate loans and the downward repricing of certain adjustable rate loans. In addition, as part of its interest rate risk strategy, the Company invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrifices short-term income since investment securities generally yield less than loans, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in a rising rate environment.

Interest income on loans declined $844,000, or 11.7%, for the six months ended September 30, 2004, compared to the same period in 2003, due primarily to a decrease in the weighted average outstanding balance of loans period to period of $8.4 million, or 3.8%, coupled with a 53 basis-point decrease in the weighted average yield on loans to 6.05% for the 2004 period.

Interest income on mortgage-backed securities increased $49,000 during the six months ended September 30, 2004, compared to the same period in 2003, due primarily to a decline in premium amortization. The decline in premium amortization was due primarily to the decrease in the prepayments of these securities as a result of the prevailing lower interest rate environment. The weighted average balance decreased by a $4.4 million, or 5.2%, from the comparable 2003 period offsetting the aforementioned increase in income.

Interest income on investment securities increased by $188,000, or 25.5%, during the 2004 period compared to the same period in 2003, reflecting an increase in the weighted average balance of $16.8 million, or 54.5%, to $47.5 million from $30.7 million during the comparable 2003 period, partially offset by a decrease in the average yield of 90 basis points to 3.90%.

Interest income on interest-bearing deposits increased by $8,000, or 6.2%, for the six months ended September 30, 2004, due primarily to an increase in the weighted average balance of $1.6 million, or 7.9%, compared to the 2003 period of $19.8 million. The increase in the weighted average balance was offset by a decline in the average yield of 2 basis points to an average yield of 1.29% compared to 1.31% for the quarter ended September 30, 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Interest Expense
----------------

Interest expense for the six months ended September 30, 2004 totaled $3.2 million, a decrease of $494,000, or 13.3%, compared to interest expense of $3.7 million for the six months ended September 30, 2003. The decrease resulted from a 39 basis point decrease in the average cost of funds to 1.94% for the 2004 period, offset by an increase in the average balance of deposits and borrowings outstanding of $14.4 million, or 4.5%, to $334.2 million for the period ended September 30, 2004.

Interest expense on deposits totaled $2.7 million for the six months ended September 30, 2004, a decrease of $408,000, or 13.1%, from the six months ended September 30, 2003, as a result of a 39 basis point decrease in the average cost of deposits to 1.75% for the 2004 period offset by an increase in the average balance outstanding of $17.5 million, or 6.0%, to $307.3 million for the 2004 period.

Interest expense on borrowings totaled $539,000 for the six months ended September 30, 2004, a decrease of $86,000, or 13.8%, from the 2003 period, primarily due to a decrease in the average balance of borrowings of $3.1 million to an average outstanding balance of $26.9 million for the six months ended September 30, 2004, coupled with a decrease in the average cost of borrowings to 4.01% from the average cost of 4.17% for the 2003 period.

Net Interest Income
-------------------

Net interest income totaled $5.4 million for the six months ended September 30, 2004, a decrease of $105,000, or 1.9%, from the six month period ended September 30, 2003. The average interest rate spread decreased to 2.85% for the six months ended September 30, 2004 from 2.87% for the six months ended September 30, 2003. The net interest margin decreased to 2.99% for the six months ended September 30, 2004 from 3.10% for the six months ended September 30, 2003.

Provision for Losses on Loans
-----------------------------

The Company recorded a $30,000 provision for losses on loans for the six month period ended September 30, 2004 as compared to $63,000 in 2003. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2004 and 2003.

Other Income
------------

Other  income,  consisting  primarily  of  the  cash  surrender  value  of  life insurance, gains on sale of loans, service fees, and charges on deposit accounts, decreased by $91,000, or 9.2%, to $898,000 for the six months ended September 30, 2004, from $989,000 for the six months ended September 30, 2003. The decrease resulted primarily from a decrease of $146,000 in merchant fee income offset by an increase of $81,000 on the gain on sale of loans in connection with management's interest rate risk strategy, as discussed previously. The Company recognized a $44,000 gain on sale of loans from the disposal of the credit card portfolio. Management chose to sell the credit card portfolio due to its minimal performance and to avoid potential future chargeoffs. The decrease in merchant fee income was due to a significant transaction decrease from period to period which the Company may not experience in future earnings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $466,000, or 10.4%, to $4.9 million for the six months ended September 30, 2004 compared to the six months ended September 30, 2003. The increase resulted primarily from an increase in employee compensation and benefits expense of $184,000, or 7.1%, a $143,000, or 92.9%, increase in franchise taxes and a $106,000, or 14.3% increase in occupancy and equipment expense. The increase in employee compensation and benefits was mainly due to the Stebbins National Bank acquisition and the normal merit increases and increased benefit plan costs. The increase in franchise taxes was mainly due to the additional capital raised in the full stock conversion in January 2003. The increase in occupancy and equipment expense was mainly due to the new computer operating system depreciation coupled with the acquisition of Stebbins National Bank.

Federal Income Taxes
--------------------

The provision for federal income taxes was $359,000 for the six months ended September 30, 2004, a decrease of $236,000, or 39.7%, compared to the same period in 2003, primarily due to the $629,000, or 32.4%, decrease in earnings before federal income taxes. The effective tax rate for the six months ended September 30, 2004, was 27.4% as compared to 30.7% for the same period in 2003. The effective tax rate for the six months ended September 30, 2004 decreased mainly due to the additional income earned from the purchase of additional tax advantaged municipal securities and the tax free earnings on the bank owned life insurance.

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

Net earnings totaled $489,000 for the quarter ended September 30, 2004, a decrease of $124,000, or 20.2%, compared to the net earnings of $613,000 for the quarter ended September 30, 2003. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $309,000, or 13.6%, offset primarily by an increase in net interest income of $67,000, or 2.5%, and a decrease in federal income taxes of $88,000, or 32.7%.

The Company has maintained its strategy to aggressively manage interest rate risk. This strategy negatively affected earnings for the three months ended September 30, 2004. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment.

Interest Income
---------------

Interest income decreased $120,000, or 2.7%, to $4.4 million for the three months ended September 30, 2004, compared to the same period in 2003. This decrease was mainly due to an 8 basis point decrease in the average yield on interest-earning assets to 4.93% from 5.01% for the period ended September 30, 2003. The yield reduction was coupled with a decrease in the weighted-average balance of interest-earning assets of $3.5 million, or 1.0%, to a balance of $355.7 million for the three months ended September 30, 2004. This reduction in the average yield on interest-earning assets reflects a general decrease in market rates, the refinancing of higher rate loans and the downward repricing of certain adjustable rate loans. In addition, the Company purposefully invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrifices short-term income, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in a rising rate environment.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Interest Income (continued)
---------------

Interest income on loans declined $282,000, or 8.0%, for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to a decrease in the weighted average outstanding balance of loans period to period of $234,000, coupled with a 52 basis-point decrease in the weighted average yield on loans to 6.01% for the 2004 period.

Interest income on mortgage-backed securities increased $22,000 during the three months ended September 30, 2004, compared to the same period in 2003, due primarily to the slowing of the record levels of prepayments, offset by a decrease in the weighted average balance of $13.5 million, or 15.4%, from the comparable 2003 period. The slowdown of prepayments cause the amortization of the security premium to also decrease causing an increase in interest income on mortgage-backed securities.

Interest income on investment securities increased by $120,000, or 31.2%, during the 2004 period compared to the same period in 2003, reflecting an increase in the weighted average balance of $16.4 million, or 47.2%, to $51.0 million from $34.6 million during the comparable 2003 period, partially offset by a decrease in the average yield of 48 basis points to 3.96%.

Interest income on interest-bearing deposits increased by $20,000, or 38.5%, for the three months ended September 30, 2004, due primarily to an increase in the average yield of 91 basis points to an average yield of 1.88% from an average yield of .97% for the quarter ended September 30, 2003 offset by an decrease in the weighted average balance of $6.1 million, or 28.7%, compared to the 2003 period of $21.4 million

Interest Expense
----------------

Interest expense for the three months ended September 30, 2004 totaled $1.6 million, a decrease of $187,000, or 10.4%, from interest expense of $1.8 million for the three months ended September 30, 2003. The decrease resulted from a 36 basis point decrease in the average cost of funds to 1.90% for the 2004 period, offset by an increase in the average balance of deposits and borrowings outstanding of $20.8 million, or 6.6%, to $338.5 million for the period ended September 30, 2004.

Interest expense on deposits totaled $1.4 million for the three months ended September 30, 2004, a decrease of $128,000, or 8.6%, compared to the three months ended September 30, 2003, as a result of a 33 basis point decrease in the average cost of deposits to 1.74% for the 2004 period offset by an increase in the average balance outstanding of $25.8 million, or 9.0%, to $313.5 million for the 2004 period.

Interest expense on borrowings totaled $246,000 for the three months ended September 30, 2004, a decrease of $59,000, or 19.3%, from the 2003 period, primarily due to a decrease in the average balance of borrowings of $5.0 million to an average outstanding balance of $25.0 million for the three months ended September 30, 2004, coupled with a decrease in the average cost of borrowings to 3.94% from the average cost of 4.07% for the 2003 period.

Net Interest Income
-------------------

Net interest income totaled $2.8 million for the three months ended September 30, 2004, an increase of $67,000, or 2.5%, from the three month period ended September 30, 2003. The average interest rate spread increased to 3.03% for the three months ended September 30, 2004 from 2.75% for the three months ended September 30, 2003. The net interest margin increased to 3.12% for the three months ended September 30, 2004 from 3.01% for the three months ended September 30, 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Provision for Losses on Loans
-----------------------------

The Company recorded a $15,000 provision for losses on loans for the three month period ended September 30, 2004 as compared to $31,000 in 2003. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2004 and 2003.

Other Income
------------

Other income, consisting primarily of the cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, increased by $14,000, or 2.9%, to $493,000 for the three months ended September 30, 2004, from $479,000 for the three months ended September 30, 2003. The increase resulted primarily from an increase of $102,000 on the gain on sale of loans which included a $44,000 gain on sale of loans from the disposal of the credit card portfolio. Management chose to sell the credit card portfolio due to its minimal performance and to avoid potential future charge offs. This increase was offset mainly by a decrease of $68,000 in merchant fee income due to a significant decrease in transactions from period to period, coupled with a decrease in loan servicing fees of $7,000. The Company may not experience the prior levels in future earnings on merchant fee income and loan servicing fee income due to the significant transaction decreases.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $309,000, or 13.6%, to $2.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase resulted primarily from an increase in employee compensation and benefits expense of $102,000, or 7.6%, a $91,000, or 118.2%, increase in franchise taxes and a $71,000, or 20.0%,
increase  in  occupancy  and  equipment   expense.   The  increase  in  employee
compensation and benefits was mainly due to the Stebbins National Bank acquisition and the normal merit increases and increased benefit plan costs. The increase in franchise taxes was mainly due to the additional capital raised in the full stock conversion in January 2003. The increase in occupancy and equipment expense was mainly due to depreciation of the new computer operating system and increased expenses related to the Stebbins National Bank acquisition.

Federal Income Taxes
--------------------

The provision for federal income taxes was $181,000 for the three months ended September 30, 2004, a decrease of $88,000, or 32.7%, compared to the same period in 2003, primarily due to the $212,000 decrease in earnings before federal income taxes. The effective tax rate for the three months ended September 30, 2004, was 27.0% as compared to 30.5% for the same period in 2003. The effective tax rate for the three months ended September 30, 2004 decreased mainly due to the additional income earned from the purchase of additional tax advantaged municipal securities.

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

                         Wayne Savings Bancshares, Inc.

                                     PART II

ITEM 1.     Legal Proceedings
            -----------------

            Not applicable

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

                                                                   Total # of       Maximum # of shares
                                      Total         Average     shares purchased    which may still be
                                   # of shares    price paid     as part of the     purchased as part
            Period                  purchased      per share     announced plan    of the announced plan
            ------                  ---------      ---------      -------------    ---------------------
            July 1-31, 2004               --         $   --              --               82,400
            August 1-31, 2004         60,000         $16.55          57,500              185,491
            September 1-30, 2004      21,761         $16.35          21,761              163,730

            Notes to Table:

            (a) The Board of Directors of the Company authorized a stock repurchase program to repurchase 5%, or 195,365 shares of the Company's outstanding shares. This program was publicly announced in a press release issued January 29, 2004.

            (b) The stock repurchase plan for 195,365 shares, or 5% of outstanding shares, was completed on August 11, 2004 at an average share price of $16.25.

            (c) The completion of the stock repurchase program was the result of a block purchase of shares on August 11, 2004 which included 2,500 shares in excess of the amount required to complete the program.

            (d) On August 26, 2004, the Board of Directors of the Company authorized a new stock repurchase program to purchase 185,491 shares, or 5% of the Company's outstanding shares. This is the only program currently in effect. This program was publicly announced in a press release issued September 2, 2004. The program has an expiration date of August 26, 2005.

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

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

                         Wayne Savings Bancshares, Inc.

ITEM 4.     Submission of Matters to a Vote of Security Holders (continued)
            ---------------------------------------------------

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

                  For: 3,220,691        Against: 33,375         Abstain: 19,680

ITEM 5.     Other Information
            -----------------

            Not applicable

ITEM 6.     Exhibits
            --------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 10, 2004                 By:  /s/ Charles C. Finn
       ---------------------                    --------------------------------
                                                Charles C. Finn
                                                Chairman and President


Date:    November 10, 2004                 By:  /s/ Michael C. Anderson
       ---------------------                    --------------------------------
                                                Michael C. Anderson
                                                Chief Financial Officer