Form 10-Q
period 2004-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2005-02-11
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
                               -------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            31-1557791
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

151 North Market Street
Wooster, Ohio                                                    44691
-------------------------------                                ----------
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

Yes |_|                                 No |X|

As of February 10, 2005, the latest practicable date, 3,655,057 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I  -  FINANCIAL INFORMATION

  Item 1   Consolidated Statements of Financial Condition                      3
           Consolidated Statements of Earnings                                 4
           Consolidated Statements of Comprehensive Income                     5
           Consolidated Statements of Cash Flows                               6
           Notes to Consolidated Financial Statements                          8

  Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12

  Item 3   Quantitative and Qualitative Disclosures About Market Risk         22

  Item 4   Controls and Procedures                                            22

PART II -  OTHER INFORMATION

  Item 1   Legal Proceedings                                                  23

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        23

  Item 3   Defaults Upon Senior Securities                                    23

  Item 4   Submission of Matters to a Vote of Security Holders                23

  Item 5   Other Information                                                  23

  Item 6   Exhibits                                                           23

SIGNATURES                                                                    24

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         December 31,        March 31,
         ASSETS                                                                                  2004             2004
Cash and due from banks                                                                     $   4,590        $   3,291
Federal funds sold                                                                             21,550            9,875
Interest-bearing deposits in other financial institutions                                       7,637            6,721
                                                                                            ---------        ---------
         Cash and cash equivalents                                                             33,777           19,887

Investment securities available for sale - at market                                           39,655           17,546
Investment securities held to maturity  - at amortized cost, approximate market value
  of $12,283 and $14,830 as of December 31, 2004 and March 31, 2004, respectively              11,947           14,036
Mortgage-backed securities available for sale - at market                                      62,347           83,945
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $2,897 and  $4,510 as of December 31, 2004 and March 31, 2004, respectively                   2,883            4,483
Loans receivable - net                                                                        214,663          205,443
Office premises and equipment - net                                                             9,120            8,742
Real estate acquired through foreclosure                                                          116              100
Federal Home Loan Bank stock - at cost                                                          4,338            4,205
Cash surrender value of life insurance                                                          6,520            6,321
Accrued interest receivable on loans                                                              880              801
Accrued interest receivable on mortgage-backed securities                                         293              400
Accrued interest receivable on investments and interest-bearing deposits                          509              318
Prepaid expenses and other assets                                                               4,084            2,549
Prepaid federal income taxes                                                                      221              231
                                                                                            ---------        ---------

         Total assets                                                                       $ 391,353        $ 369,007
                                                                                            =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                    $ 321,631        $ 291,830
Advances from the Federal Home Loan Bank                                                       25,000           30,000
Advances by borrowers for taxes and insurance                                                   1,119              617
Accrued interest payable                                                                          145              186
Accounts payable on mortgage loans serviced for others                                            485              118
Other liabilities                                                                                 912            1,383
Deferred federal income taxes                                                                     915            1,312
                                                                                            ---------        ---------
         Total liabilities                                                                    350,207          325,446

Commitments                                                                                        --               --

Stockholders' equity
  Common stock (8,000,000 shares of $ .10 par value authorized; 3,907,318 shares
    issued at both December 31, 2004 and March 31, 2004)                                          391              391
  Additional paid-in capital                                                                   34,492           34,365
  Retained earnings - substantially restricted                                                 12,771           12,727
  Shares acquired by Management Recognition Plan                                                 (914)          (1,142)
  Less required contributions for shares acquired by Employee Stock Ownership Plan             (1,342)          (1,456)
  Less 252,261 and 112,500 shares of treasury stock at December 31, 2004 and
    March 31, 2004 - at cost                                                                   (4,111)          (1,803)
  Accumulated other comprehensive income (loss) - unrealized gains (losses)on
    securities designated as available for sale, net of related tax effects                      (141)             479
                                                                                            ---------        ---------
         Total stockholders' equity                                                            41,146           43,561
                                                                                            ---------        ---------

         Total liabilities and stockholders' equity                                         $ 391,353        $ 369,007
                                                                                            =========        =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                        Nine months          Three months
                                                                           ended                 ended
                                                                       December 31,          December 31,
                                                                       2004       2003       2004       2003
Interest income
  Loans                                                             $ 9,641    $10,515    $ 3,247    $ 3,277
  Mortgage-backed securities                                          1,730      1,767        562        648
  Investment securities                                               1,445      1,113        520        376
  Interest-bearing deposits and other                                   274        191        136         61
                                                                    -------    -------    -------    -------
         Total interest income                                       13,090     13,586      4,465      4,362

Interest expense
  Deposits                                                            4,158      4,526      1,463      1,423
  Borrowings                                                            787        938        248        313
                                                                    -------    -------    -------    -------
         Total interest expense                                       4,945      5,464      1,711      1,736
                                                                    -------    -------    -------    -------

         Net interest income                                          8,145      8,122      2,754      2,626
Provision for losses on loans                                            45         63         15         --
                                                                    -------    -------    -------    -------
         Net interest income after provision for losses on loans      8,100      8,059      2,739      2,626

Other income
  Gain on sale of loans                                                 162         91         20         30
  Increase in cash surrender value of life insurance                    199        211         62         77
  Gain on disposal of real estate acquired through foreclosure            5         --          5         --
  Service fees, charges and other operating                             921      1,177        302        383
                                                                    -------    -------    -------    -------
         Total other income                                           1,287      1,479        389        490

General, administrative and other expense
  Employee compensation and benefits                                  4,246      3,972      1,462      1,372
  Occupancy and equipment                                             1,285      1,098        438        357
  Federal deposit insurance premiums                                     34         36         11         12
  Franchise taxes                                                       447        230        150         76
  Other operating                                                     1,529      1,462        531        498
                                                                    -------    -------    -------    -------
         Total general, administrative and other expense              7,541      6,798      2,592      2,315
                                                                    -------    -------    -------    -------

         Earnings before income taxes                                 1,846      2,740        536        801

Federal incomes taxes
  Current                                                               434        783        541        350
  Deferred                                                               58         53       (408)      (109)
                                                                    -------    -------    -------    -------
         Total federal income taxes                                     492        836        133        241
                                                                    -------    -------    -------    -------

         NET EARNINGS                                               $ 1,354    $ 1,904    $   403     $   560
                                                                    =======    =======    =======     =======

         EARNINGS PER SHARE
           Basic                                                    $  0.38    $  0.51    $  0.11     $  0.15
                                                                    =======    =======    =======     =======
           Diluted                                                  $  0.37    $  0.51    $  0.11     $  0.15
                                                                    =======    =======    =======     =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                               Nine months             Three months
                                                                                  ended                   ended
                                                                               December 31,            December 31,
                                                                              2004        2003        2004        2003
Net earnings                                                               $ 1,354     $ 1,904     $   403     $   560

Other comprehensive income:
  Unrealized holding gains (losses) on securities, net of related taxes
    (benefits) of $(319), $6, $(147) and $134, during the
    respective periods                                                        (620)         12        (287)        260
                                                                           -------     -------     -------     -------

Comprehensive income                                                       $   734     $ 1,916     $   116     $   820
                                                                           =======     =======     =======     =======

Accumulated comprehensive loss                                             $  (141)    $  (140)    $  (141)    $  (140)
                                                                           =======     =======     =======     =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                             2004         2003
Cash flows from operating activities:
  Net earnings for the period                                                            $  1,354     $  1,904
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                        976        1,359
    Amortization of deferred loan origination fees                                           (185)        (441)
    Depreciation and amortization                                                             437          392
    Gain on sale of loans                                                                    (121)         (49)
    Proceeds from sale of loans in the secondary market                                     3,133        4,665
    Loans originated for sale in the secondary market                                      (3,108)      (4,627)
    Provision for losses on loans                                                              45           63
    Gain on disposal of real estate acquired through foreclosure                               (5)          --
    Federal Home Loan Bank stock dividends                                                   (133)        (123)
    Increase (decrease) in cash, net of acquisition of Stebbins Bancshares, Inc.
      due to changes in:
      Accrued interest receivable on loans                                                    (51)         117
      Accrued interest receivable on mortgage-backed securities                               107          (25)
      Accrued interest receivable on investments and interest-bearing deposits               (191)         (96)
      Prepaid expenses and other assets                                                       (33)         396
      Accrued interest payable                                                                (58)        (133)
      Accounts payable on mortgage loans serviced for others                                  367          (62)
      Other liabilities                                                                      (474)        (493)
      Federal income taxes
        Current                                                                                10           42
        Deferred                                                                               58           53
                                                                                         --------     --------
          Net cash provided by operating activities                                         2,128        2,942

Cash flows provided by investing activities:
  Purchase of investment securities designated as available for sale                      (12,933)     (21,129)
  Proceeds from maturity of investment securities designated as held to maturity            2,159        4,690
  Proceeds from maturity of investment securities designated as available for sale          2,002       13,523
  Purchase of mortgage-backed securities designated as available for sale                  (5,632)     (44,446)
  Principal repayments on mortgage-backed securities designated as held to maturity         1,575        4,756
  Principal repayments on mortgage-backed securities designated as available for sale      25,878       25,360
  Loan principal repayments                                                                41,842       73,680
  Loan disbursements                                                                      (38,743)     (53,646)
  Purchase of office premises and equipment - net                                            (348)        (322)
  Purchase of bank-owned life insurance                                                        --         (920)
  Proceeds from sale of real estate acquired through foreclosure                              130           --
  Increase in cash surrender value of life insurance                                         (199)        (211)
  Net cash used in the acquisition of Stebbins Bancshares, Inc.                            (1,314)          --
                                                                                         --------     --------
          Net cash provided by investing activities                                        14,417        1,335
                                                                                         --------     --------

          Net cash provided by operating and investing activities
            (balance carried forward)                                                      16,545        4,277
                                                                                         --------     --------

                         Wayne Savings Bancshares, Inc.

                     For the nine months ended December 31,
                                 (In thousands)

                                                                                      2004         2003
          Net cash provided by operating and investing activities
            (balance brought forward)                                             $ 16,545     $  4,277

Cash flows used in financing activities:
  Net increase (decrease) in deposit accounts                                        4,991       (6,568)
  Repayments of Federal Home Loan Bank advances                                     (5,000)          --
  Advances by borrowers for taxes and insurance                                        502          439
  Dividends paid on common stock                                                    (1,310)      (1,341)
  Proceeds from exercise of stock options                                               --           61
  Amortization of employee stock ownership benefit plan                                470           20
  Shares acquired by Management Recognition Plan                                        --       (1,142)
  Purchase of treasury shares                                                       (2,308)          --
                                                                                  --------     --------
          Net cash used in financing activities                                     (2,655)      (8,531)
                                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents                                13,890       (4,254)

Cash and cash equivalents at beginning of period                                    19,887       17,496
                                                                                  --------     --------

Cash and cash equivalents at end of period                                        $ 33,777     $ 13,242
                                                                                  ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                          $    393     $    635
                                                                                  ========     ========

    Interest on deposits and borrowings                                           $  5,003     $  5,597
                                                                                  ========     ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                $     51     $     --
                                                                                  ========     ========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                    $   (620)    $     12
                                                                                  ========     ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                             $     41     $     42
                                                                                  ========     ========

Stebbins acquisition, net of cash and cash equivalents acquired, allocated to:
  Assets
    Securities                                                                    $ 11,787     $     --
    Loans, net                                                                      12,225           --
    Other assets                                                                       662           --
    Goodwill                                                                         1,470           --
  Liabilities assumed
    Deposits                                                                       (24,810)          --
    Other liabilities                                                                  (20)          --
                                                                                  --------     --------

  Net cash and cash equivalents paid in acquisition                               $  1,314     $     --
                                                                                  ========     ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2004 and 2003

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements for the nine and three months ended December 31, 2004 and 2003 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2004.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the nine and three month periods ended December 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

      During fiscal 2004, the Company's Board of Directors approved a business combination, which was completed in June 2004, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the December 31, 2004 consolidated financial statements herein include the accounts of Stebbins National Bank from the June 1, 2004 acquisition date through December 31, 2004.

      All  significant   intercompany   transactions   and  balances  have  been
      eliminated in the consolidation.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2004 and 2003

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

                                              For the nine months ended     For the three months ended
                                                     December 31,                  December 31,
                                                    2004           2003           2004           2003
      Weighted-average common shares
        outstanding (basic)                    3,589,224      3,747,681      3,535,379      3,757,170
      Dilutive effect of assumed exercise
        of stock options                          31,763          3,916         32,929         20,154
                                               ---------      ---------      ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                  3,620,987      3,751,597      3,568,308      3,777,324
                                               =========      =========      =========      =========

      All outstanding options were included in the diluted earnings per share calculation for the three and nine month periods ending December 31, 2004 and 2003.

4.    Stock Option Plan
      -----------------

      The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with 10,123 options outstanding at December 31, 2004. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of December 31, 2004, all options under the 2004 Plan have been granted and will expire in fiscal 2014 unless otherwise exercised.

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

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2004 and 2003

4.    Stock Option Plan (continued)
      -----------------

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share for the nine- and three-month periods ended December 31, 2004 and 2003, would have been reported as the pro forma amounts indicated below:

                                                                 Nine months ended          Three months ended
                                                                    December 31,                 December,
                                                                  2004          2003          2004          2003
      Net earnings (In thousands)             As reported      $ 1,354       $ 1,904       $   403       $   560
                     Stock-based compensation, net of tax         (106)          (27)          (27)          (27)
                                                               -------       -------       -------       -------

                                                Pro-forma      $ 1,248       $ 1,877       $   376       $   533
                                                               =======       =======       =======       =======
      Earnings per share
        Basic                                 As reported      $   .38       $   .51       $   .11       $   .15
                     Stock-based compensation, net of tax         (.03)         (.01)           --          (.01)
                                                               -------       -------       -------       -------

                                                Pro-forma      $   .35       $   .50       $   .11       $   .14
                                                               =======       =======       =======       =======

        Diluted                               As reported      $   .38       $   .51       $   .11       $   .15
                     Stock-based compensation, net of tax         (.04)         (.01)           --          (.01)
                                                               -------       -------       -------       -------

                                                Pro-forma      $   .34       $   .50       $   .11       $   .14
                                                               =======       =======       =======       =======

      There were no options granted during the nine months ended December 31, 2004 and 204,081 options granted for the nine month period ended December 31, 2003.

      At December 31, 2004, 50,939 of the stock options granted were subject to exercise at the discretion of the grantees and expire in fiscal 2014 while the remaining options vest at a rate of 20% annually and will expire in fiscal 2014.

      A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2004 and 2003, and the nine months ended December 31, 2004 is presented below:

                                                 Nine months ended                                 Year ended
                                                    December 31,                                    March 31,
                                                        2004                           2004                           2003
                                                             Weighted-                      Weighted-                      Weighted-
                                                              average                        average                        average
                                                             exercise                       exercise                       exercise
                                               Shares          price         Shares          price          Shares          price
      Outstanding at beginning of period       214,204       $  13.84         28,666        $   6.26         23,378        $   3.31
      Granted                                       --             --        204,081           13.95         10,123           11.67
      Exercised                                     --             --        (18,543)           3.31         (4,835)           3.31
                                              --------       --------       --------        --------       --------        --------

      Outstanding at end of period             214,204       $  13.84        214,204        $  13.84         28,666        $   6.26
                                              ========       ========       ========        ========       ========        ========

      Options exercisable at period-end         50,939       $  13.50         10,123        $  11.67         28,666        $   6.26
                                              ========       ========       ========        ========       ========        ========

      Fair value of options granted                                                         $   3.93                       $   3.17
                                                                                            ========                       ========

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2004 and 2003

4.    Stock Option Plan (continued)
      -----------------

      The following information applies to options outstanding at December 31, 2004:

      Number outstanding ................................          214,204
      Range of exercise prices ..........................  $11.67 - $13.95
      Weighted-average exercise price ...................           $13.84
      Weighted-average remaining contractual life .......        8.5 years

      The fair value of options granted has been based on the Black Scholes pricing model using a dividend yield of 3.3% and 3.8%, expected volatility of 28.8% and 32.4%, and a risk-free interest rate of 4.38% and 3.70% for fiscal 2004 and 2003, respectively. All options granted in fiscal 2004 and fiscal 2003 have expected lives of ten years.

5.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

      Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

      Excess tax benefits, as defined by SFAS 123(R) will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

      Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Company. Management believes the effect on operations will approximate the economic effects set forth in the pro-forma stock option disclosure set forth in Note 4 above.

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

                                                      For the nine months ended December 31,
                                   ---------------------------------------------------------------------------
                                                  2004                                    2003
                                   -----------------------------------     -----------------------------------
                                   Average                     Average     Average                     Average
                                   Balance      Interest         Rate      Balance      Interest         Rate
                                   --------     --------       -------     --------     --------       -------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)         $212,383     $  9,641         6.05%     $216,611     $ 10,515         6.47%
  Mortgage-backed
    securities(2)                    76,003        1,730         3.03        85,686        1,767         2.75
  Investment securities              49,173        1,445         3.92        31,311        1,113         4.74
  Interest-bearing deposits(3)       23,094          274         1.58        16,727          191         1.52
                                   --------     --------                   --------     --------
     Total interest-
       earning assets               360,653       13,090         4.84       350,335       13,586         5.17
Non-interest-earning assets          23,237                                  22,115
                                   --------                                --------
     Total assets                  $383,890                                $372,450
                                   ========                                ========

Interest-bearing liabilities:
  Deposits                         $310,874        4,158         1.78      $297,531        4,526         2.03
  Borrowings                         26,265          787         4.00        30,000          938         4.17
                                   --------     --------                   --------     --------
     Total interest-
       bearing liabilities          337,139        4,945         1.96       327,531        5,464         2.22
                                                --------      -------                   --------       ------
Non-interest bearing
  liabilities                         4,634                                     372
                                   --------                                --------
     Total liabilities              341,773                                 327,903
Stockholders' equity                 42,117                                  44,547
                                   --------                                --------
     Total liabilities and
       stockholders' equity        $383,890                                $372,450
                                   ========                                ========
Net interest income                             $  8,145                                $  8,122
                                                ========                                ========
Interest rate spread(4)                                          2.88%                                   2.95%
                                                               ======                                  ======
Net yield on interest-
  earning assets(5)                                              3.01%                                   3.09%
                                                               ======                                  ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                 106.97%                                 106.96%
                                                               ======                                  ======

----------

See footnotes on following page.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet (continued)

                                                      For the three months ended December 31,
                                   ---------------------------------------------------------------------------
                                                  2004                                    2003
                                   -----------------------------------     -----------------------------------
                                   Average                     Average     Average                     Average
                                   Balance      Interest         Rate      Balance      Interest         Rate
                                   --------     --------       -------     --------     --------       -------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)         $214,291     $  3,247         6.06%     $210,174     $  3,277         6.24%
  Mortgage-backed
    securities(2)                    68,505          562         3.28        88,758          648         2.92
  Investment securities              52,525          520         3.96        33,966          376         4.43
  Interest-bearing deposits(3)       26,491          136         2.05        16,695           61         1.46
                                   --------     --------                   --------     --------
     Total interest-
       earning assets               361,812        4,465         4.94       349,593        4,362         4.99
Non-interest-earning assets          25,934                                  22,234
                                   --------                                --------
     Total assets                  $387,746                                $371,827
                                   ========                                ========

Interest-bearing liabilities:
  Deposits                         $318,069        1,463         1.84      $295,793        1,423         1.92
  Borrowings                         25,000          248         3.97        30,000          313         4.17
                                   --------     --------                   --------     --------
     Total interest-
       bearing liabilities          343,069        1,711         1.99       325,793        1,736         2.13
                                                --------      -------                   --------       ------
Non-interest bearing
  liabilities                         3,200                                   1,768
                                   --------                                --------
     Total liabilities              346,269                                 327,561
Stockholders' equity                 41,477                                  44,266
                                   --------                                --------
     Total liabilities and
       stockholders' equity        $387,746                                $371,827
                                   ========                                ========
Net interest income                             $  2,754                                $  2,626
                                                ========                                ========
Interest rate spread(4)                                          2.95%                                   2.86%
                                                               ======                                  ======
Net yield on interest-
  earning assets(5)                                              3.04%                                   3.00%
                                                               ======                                  ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                 105.46%                                 107.30%
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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion  of Financial  Condition  Changes from March 31, 2004 to December 31,
--------------------------------------------------------------------------------
2004
----

At December 31, 2004, the Company had total assets of $391.4 million, an increase of $22.3 million, or 6.1%, from March 31, 2004 levels mainly due to the acquisition of $24.5 million in net assets in the Stebbins purchase and deposit growth of $5.0 million, which were partially offset by a payment of $1.3 million to purchase Stebbins, repayments of borrowings totaling $5.0 million, and treasury stock purchases of $2.3 million.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, increased by $33.9 million, or 65.9%, to $85.4 million at December 31, 2004, mainly due to $13.0 million of liquid assets acquired in the Stebbins transaction and the purchase of $12.9 million in available for sale investment securities, both of which were partially offset by the maturing of $4.2 million of securities. The Company has increased its cash position to help continue to control interest rate risk. In addition, the flat yield curve has prompted the Company to keep more of its investments in short term assets. Although the Company has focused on high quality short-term commercial loan production, intense competition has limited originations and the Company has invested excess funds in short-term investment securities.

Mortgage-backed securities decreased by $23.2 million, or 26.2%, to $65.2 million as a result of significant principal repayments due to the current interest rate environment.

During the nine month period ended December 31, 2004, loans receivable increased $9.2 million, as $12.2 million of loans were acquired in the Stebbins acquisition. This increase in loans receivable was partially offset by loan sales of $3.2 million consisting primarily of long-term fixed rate residential loans in furtherance of management's interest rate risk strategy. Rather than reinvest funds in long-term, fixed rate and low yielding residential loans, management is currently investing in marketable securities and adjustable rate commercial loans. The composition of the loan portfolio changed during the nine month period ended December 31, 2004, due primarily to a net decrease of $9.1 million in residential mortgage loans and increased net originations of nonresidential mortgage loans totaling $9.4 million and commercial business loans totaling $6.3 million. The composition of the Company's loan portfolio at the specified dates is as follows:

                                             December 31, 2004           March 31, 2004
                                                        (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1)       $160,276        73.64%     $171,736        81.98%
   Residential construction loans             4,111         1.89         2,914         1.39
   Multi-family residential                   7,928         3.64         6,800         3.25
   Non-residential real estate/land(2)       27,818        12.78        18,439         8.80
                                           --------     --------      --------     --------
     Total mortgage loans                   200,133        91.95       199,887        75.42
Other loans:
   Consumer loans(3)                          4,696         2.16         3,156         1.50
   Commercial business loans                 12,813         5.87         6,471         3.08
                                           --------     --------      --------     --------
     Total other loans                       17,509         8.05         9,627         4.58
                                           --------     --------      --------     --------
   Total loans before net items             217,642       100.00%      209,516       100.00%
                                                        ========                   ========
Less:
   Loans in process                           1,405                      2,579
   Deferred loan origination fees               522                        679
   Allowance for loan losses                  1,052                        815
                                           --------                   --------
     Total loans receivable, net           $214,663                   $205,443
                                           ========                   ========
   Mortgage-backed securities, net(4)      $ 65,230                   $ 88,428
                                           ========                   ========

----------

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $20.7 million and $20.3 million as of December 31, 2004 and March 31, 2004, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.

(2) Includes land loans of $1.4 million and $575,000 as of December 31, 2004 and March 31, 2004, respectively.

(3) Includes second mortgage loans of $1.8 million and $535,000 as of December 31, 2004 and March 31, 2004, respectively.

(4)   Includes mortgage-backed securities designated as available for sale.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion  of Financial  Condition  Changes from March 31, 2004 to December 31,
--------------------------------------------------------------------------------
2004 (continued)
----

Nonperforming and impaired loans amounted to $1.2 million at December 31, 2004, as compared with $747,000 in nonperforming and impaired loans at March 31, 2004. Such loans consisted, on both dates, of primarily residential mortgage loans and historically, the Company generally has not recognized losses on nonperforming loans secured by residential mortgages. The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of December 31, 2004 and March 31, 2004.

                                                         December 31,     March 31,
                                                                 2004          2004
Past due loans 30-89 days:
  Mortgage loans:
    One- to four-family residential                            $1,711        $  699
    Nonresidential                                                482            --
    Land                                                           49            --
  Non-mortgage loans:
    Commercial business loans                                      65            46
    Consumer loans                                                121            11
                                                               ------        ------
                                                                2,428           756

Non-accrual loans:
  Mortgage loans:
    One- to four-family residential                             1,112           714
    All other mortgage loans                                       81            24
  Non-mortgage loans:
    Commercial business loans                                       7            --
    Consumer                                                        6             9
                                                               ------        ------
Total non-accrual loans                                         1,206           747
Accruing loans 90 days or more delinquent                          --            --
                                                               ------        ------

Total non-performing loans                                      1,206           747
Loans deemed impaired (1)                                          --            --
                                                               ------        ------
Total non-performing and impaired loans                         1,206           747
Total real estate acquired through foreclosure (2)                116           100
                                                               ------        ------
Total non-performing and impaired assets                       $1,322        $  847
                                                               ======        ======

Total non-performing and impaired loans to net
  loans receivable                                               0.56%         0.36%
                                                               ======        ======
Total non-performing and impaired loans to total assets          0.31%         0.20%
                                                               ======        ======
Total non-performing and impaired assets to total assets         0.34%         0.23%
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

In addition, the Company reclassified $1.3 million of the Stebbins portfolio as substandard. These loans are not delinquent, but until they can be restructured and supported by current financial statements, the Company will continue to classify them as substandard.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion  of Financial  Condition  Changes from March 31, 2004 to December 31,
--------------------------------------------------------------------------------
2004 (continued)
----

Historically, the Company has had minimal loan losses charged off through the allowance. However, as a result of the Company's recent acquisition of Stebbins and the continuing growth in commercial lending, the Company may need to reevaluate its historical loss allowance computations. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                       For the nine months ended     For the year ended
                                                           December 31, 2004           March 31, 2004
Loans receivable, net                                          $ 214,663                 $ 205,443
                                                               =========                 =========
Average loans receivable, net                                  $ 212,383                 $ 214,174
                                                               =========                 =========
Allowance balance (at beginning of period)                           815                       678
Charge-offs:
  Mortgage loans:
    One- to four-family                                              (31)                       --
    Residential construction                                          --                        --
    Multi-family residential                                          --                        --
    Non-residential real estate and land                              --                        --
  Other loans:
    Consumer                                                         (21)                      (65)
    Commercial                                                        (7)                       --
                                                               ---------                 ---------
         Gross charge-offs                                           (59)                      (65)
                                                               ---------                 ---------
Recoveries:
  Mortgage loans:
    One- to four-family                                               --                        --
    Residential construction                                          --                        --
    Multi-family residential                                          --                        --
    Non-residential real estate and land                              --                        --
  Other loans:
    Consumer                                                          21                        29
    Commercial                                                        --                        --
                                                               ---------                 ---------
         Gross recoveries                                             21                        29
                                                               ---------                 ---------
         Net charge-offs                                             (38)                      (36)
                                                               ---------                 ---------
Provision charged to operations                                       45                       173
Stebbins acquisition                                                 230                        --
                                                               ---------                 ---------
Allowance for loans losses balance (at end
  of period)                                                   $   1,052                 $     815
                                                               =========                 =========
Allowance for loan losses as a percent of loans
  receivable, net at end of period                                  0.49%                     0.40%
                                                               =========                 =========
Net loans charged off as a percent of average
  loans receivable, net                                             0.02%                     0.02%
                                                               =========                 =========
Ratio of allowance for loan losses to total non-
  performing assets at end of period                               79.60%                    96.22%
                                                               =========                 =========
Ratio of allowance for loan losses to non-
  performing loans at end of period                                87.20%                   109.10%
                                                               =========                 =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion  of Financial  Condition  Changes from March 31, 2004 to December 31,
--------------------------------------------------------------------------------
2004 (continued)
----

Deposits at December 31, 2004, totaled $321.6 million, an increase of $29.8 million from $291.8 million at March 31, 2004, due primarily to the $24.8 million of deposits acquired from the Stebbins acquisition and an increase in deposits of $5.0 million. For most of the year, the Company elected not to price deposits aggressively and allowed some runoff in an attempt to keep its cost of funds down. The Company has recently become more competitive in pricing its deposits which is reflected in the increased balance of deposits.

Stockholders'  equity  decreased  by $2.4  million  during the nine months ended
December 31, 2004, due mainly to an unrealized loss on available for sale securities of $620,000, generally reflecting the recent increase in interest rates, dividends paid totaling $1.3 million and purchases of treasury stock totaling $2.3 million. These amounts were offset by $1.4 million in net earnings for the nine months ended December 31, 2004 and an increase of $342,000 due to the amortization of the stock benefit plans.

Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

Net earnings totaled $1.4 million for the nine months ended December 31, 2004, a decrease of $550,000, or 28.9%, compared to the net earnings of $1.9 million for the nine months ended December 31, 2003. Net earnings decreased due to a decrease in other income of $192,000, or 13.0%, due primarily to a $217,000 reduction in merchant fee income, which was partially offset by a $71,000 increase in gain on sale of loans. Finally, general, administrative and other expense increased $743,000, or 10.9%, due mainly to increased compensation and benefits expense, franchise tax expense, and occupancy and equipment expense. These earnings decreases were partially offset by a decrease in federal income tax expense of $344,000, or 41.1%.

The Company has maintained its strategy to aggressively manage interest rate risk during the recent period of low interest rates. This strategy negatively affected earnings for the first nine months of the fiscal year. In addition, the Company has not been able to invest all of its excess cash in short-term, high quality loans and as a result, has invested the remaining excess funds in shorter term, lower yielding assets such as marketable securities. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment.

Interest Income
---------------

Interest income decreased $496,000, or 3.7%, to $13.1 million for the nine months ended December 31, 2004, compared to the same period in 2003. This decline was mainly due to an 8 basis point reduction in the average yield on interest-earning assets to 3.01% from 3.09% for the period ended December 31, 2003. The yield reduction was partially offset with an increase in the weighted-average balance of interest-earning assets of $10.3 million, or 2.9%, to a balance of $360.7 million for the nine months ended December 31, 2004 compared to the same period in 2003. This reduction in the average yield on interest-earning assets reflects a general decrease in market rates, the refinancing of higher rate loans and the downward repricing of certain adjustable rate loans. In addition, as part of its interest rate risk strategy, the Company invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrifices short-term income since investment securities generally yield less than loans, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in a rising rate environment.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Interest Income (continued)
---------------

Interest income on loans declined $874,000, or 8.3%, for the nine months ended December 31, 2004, compared to the same period in 2003, due primarily to a decrease in the weighted average outstanding balance of loans period to period of $4.2 million, or 2.0%, coupled with a 42 basis-point decrease in the weighted average yield on loans to 6.05% for the 2004 period.

Interest income on mortgage-backed securities decreased $37,000 during the nine months ended December 31, 2004, compared to the same period in 2003, due primarily to principal repayments. The weighted average balance decreased by $9.7 million, or 11.3%, from the comparable 2003 period. The Company is reducing its emphasis on purchasing mortgage-backed securities with excess cash flow. The yield and the risk on these products relative to the duration has been adversely affected by the current demand for these products. The Company feels it can find other investment vehicles that will provide it enhanced results without increasing risk.

Interest income on investment securities increased by $332,000, or 29.8%, during the 2004 period compared to the same period in 2003, reflecting an increase in the weighted average balance of $17.9 million, or 57.0%, to $49.2 million from $31.3 million during the comparable 2003 period, partially offset by a decrease in the average yield of 82 basis points to 3.92%. The increase in the weighted-average balance from period to period was due to the investment of excess funds in marketable securities as part of the Company's ongoing interest rate risk strategy discussed above.

Interest income on interest-bearing deposits increased by $83,000, or 43.5%, for the nine months ended December 31, 2004, due primarily to an increase in the weighted average balance of $6.4 million, or 38.1%, compared to the 2003 period of $16.7 million. The increase in the weighted average balance was enhanced by an increase in the average yield of 6 basis points to an average yield of 1.58% compared to 1.52% for the nine months ended December 31, 2003.

Interest Expense
----------------

Interest expense for the nine months ended December 31, 2004 totaled $4.9 million, a decrease of $519,000, or 9.5%, compared to interest expense of $5.5 million for the nine months ended December 31, 2003. The decrease resulted from a 26 basis point decrease in the average cost of funds to 1.96% for the 2004 period, offset by an increase in the average balance of deposits and borrowings outstanding of $9.6 million, or 2.9%, to $337.1 million for the period ended December 31, 2004.

Interest expense on deposits totaled $4.2 million for the nine months ended December 31, 2004, a decrease of $368,000, or 8.1%, from the nine months ended December 31, 2003, as a result of a 25 basis point decrease in the average cost of deposits to 1.78% for the 2004 period offset by an increase in the average balance outstanding of $13.3 million, or 4.5%, to $310.9 million for the 2004 period. The increase in the average balance outstanding was primarily due to the Stebbins acquisition and, to a lesser extent, deposit growth.

Interest  expense on  borrowings  totaled  $787,000  for the nine  months  ended
December 31, 2004, a decrease of $151,000, or 16.1%, from the 2003 period, primarily due to a decrease in the average balance of borrowings of $3.7 million, or 12.5%, to an average outstanding balance of $26.3 million for the nine months ended December 31, 2004, coupled with a decrease in the average cost of borrowings to 4.0% from the average cost of 4.17% for the 2003 period. The decrease in the average balance was due to the repayment of advances as the Company was able to fund its operations through deposit growth.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Net Interest Income
-------------------

Net interest income totaled $8.1 million for the nine months ended December 31, 2004, an increase of $23,000 from the nine month period ended December 31, 2003. The average interest rate spread decreased to 2.88% for the nine months ended December 31, 2004 from 2.95% for the nine months ended December 31, 2003. The net interest margin decreased to 3.01% for the nine months ended December 31, 2004 from 3.09% for the nine months ended December 31, 2003.

Provision for Losses on Loans
-----------------------------

The Company recorded a $45,000 provision for losses on loans for the nine month period ended December 31, 2004 as compared to $63,000 in 2003. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2004 and 2003.

Other Income
------------

Other income, consisting primarily of earnings on the cash surrender value of life insurance, gains on sale of loans and service fees, and charges on deposit accounts, decreased by $192,000, or 13.0%, to $1.3 million for the nine months ended December 31, 2004, from $1.5 million for the nine months ended December 31, 2003. The decrease resulted primarily from a decrease of $217,000 in merchant fee income and a decline of $12,000 in earnings on the cash surrender value of life insurance, offset by an increase of $71,000 on the gain on sale of loans in connection with management's interest rate risk strategy, as discussed previously. In addition, the Company recognized a $44,000 gain on sale of loans from the disposal of the credit card portfolio. Management chose to sell the credit card portfolio due to its minimal contribution to earnings and to avoid potential future chargeoffs. The decrease in merchant fee income was due to a significant transaction decrease from period to period. The Company may not experience the prior earnings level on merchant fee income in the future due to a significant decline in transactions. The decline of earnings from the increase of cash surrender value of life insurance is mainly due to a decrease in earnings on the policy investment.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $743,000, or 10.9%, to $7.5 million for the nine months ended December 31, 2004, compared to the nine months ended December 31, 2003. The increase resulted primarily from an increase in employee compensation and benefits expense of $274,000, or 6.9%, an increase of $187,000, or 17.0% in occupancy and equipment, a $217,000, or 94.3%, increase in franchise taxes and a $67,000, or 4.6% increase in other operating expense. The increase in employee compensation and benefits was mainly due to the Stebbins National Bank acquisition, normal merit increases and increased benefit plan costs. The increase in occupancy and equipment expense was mainly due to the new computer operating system depreciation, coupled with the acquisition of Stebbins National Bank. The increase in franchise taxes was mainly due to the additional capital raised in the stock conversion in January 2003. Other operating expense increased mainly due to the increased expense of the Stebbin's acquisition.

Federal Income Taxes
--------------------

The provision for federal income taxes was $492,000 for the nine months ended December 31, 2004, a decrease of $344,000, or 41.1%, compared to the same period in 2003, primarily due to the $894,000, or 32.6%, decrease in earnings before federal income taxes. The effective tax rate for the nine months ended December 31, 2004 was 26.7% as compared to 30.5% for the same period in 2003. The effective tax rate for the nine months ended December 31, 2004 decreased mainly due to the additional income earned from the purchase of tax advantaged municipal securities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

Net earnings totaled $403,000 for the quarter ended December 31, 2004, a decrease of $157,000, or 28.0%, compared to the net earnings of $560,000 for the quarter ended December 31, 2003. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $277,000, or 12.0%, and a decrease in other income of $101,000, or 20.6%, offset primarily by an increase in net interest income of $128,000, or 4.9%, and a decrease in federal income taxes of $108,000, or 44.8%.

As stated previously, the Company has maintained its strategy to aggressively manage interest rate risk. This strategy negatively affected earnings for the three months ended December 31, 2004. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment.

Interest Income
---------------

Interest income increased $103,000, or 2.4%, to $4.5 million for the three months ended December 31, 2004, compared to the same period in 2003. This increase was mainly due to an increase in the weighted-average balance on interest-earning assets to $361.8 million from $350.0 million for the period ended December 31, 2003. The yield declined 5 basis points to 4.94% at December 31, 2004 from 4.99% for the period ended December 31, 2003 . In addition, as part of its interest rate risk strategy, the Company invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrifices short-term income, it strengthens the Company's interest rate risk position and allows the Company to profitably redeploy such assets in a rising rate environment.

Interest income on loans declined $30,000, or 0.9%, for the three months ended December 31, 2004, compared to the same period in 2003, due primarily to a 18 basis point decrease in the weighted average yield on loans outstanding offset by an increase in the weighted-average balance of loans period to period of $4.1 million to $214.3 million for the 2004 period.

Interest income on mortgage-backed securities decreased $86,000 during the three months ended December 31, 2004, compared to the same period in 2003, due primarily to a decrease of $20.3 million , or 22.8%, in the weighted-average balance caused mainly by normal repayments. The decrease in the weighted average balance was offset by an increase of 36 basis points to a weighted average yield of 3.28% as compared to 2.92%, from the comparable 2003 period. The slowdown of prepayments causes premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities. The Company is reducing its emphasis on purchasing mortgage-backed securities with excess cash flow. The yield and the risk on these products relative to the duration has been adversely affected by the current demand for these products. The Company feels it can find other investment vehicles that will provide it similar results.

Interest income on investment securities increased by $144,000, or 38.3%, during the 2004 period compared to the same period in 2003, reflecting an increase in the weighted average balance of $18.6 million, or 54.6%, to $52.5 million from $34.0 million during the comparable 2003 period, partially offset by a decrease in the average yield of 47 basis points to 3.96%. The increase in the weighted-average balance from period to period was due to the investment of excess funds in marketable securities as part of the Company's ongoing interest rate risk strategy discussed above.

Interest income on interest-bearing deposits increased by $75,000, or 123.0%, for the three months ended December 31, 2004, due primarily to an increase in the average yield of 59 basis points to an average yield of 2.05% from an average yield of 1.46% for the quarter ended December 31, 2003 coupled with an increase in the weighted average balance of $9.8 million, or 58.7%, compared to the 2003 period of $16.7 million

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Interest Expense
----------------

Interest expense for the three months ended December 31, 2004 totaled $1.7 million, a decrease of $25,000, or 1.4%, from interest expense for the three months ended December 31, 2003. The decrease resulted from a 14 basis point decrease in the average cost of funds to 1.99% for the 2004 period, offset by an increase in the average balance of deposits and borrowings outstanding of $17.3 million, or 5.3%, to $343.1 million for the period ended December 31, 2004.

Interest expense on deposits totaled $1.5 million for the three months ended December 31, 2004, an increase of $40,000, or 2.8%, compared to the three months ended December 31, 2003, as a result of an increase in the average balance outstanding of $22.3 million, or 7.5%, to $318.1 million for the 2004 period coupled with a 8 basis point decrease in the average cost of deposits to 1.84% for the 2004 period. The increase in the average balance outstanding was primarily due to the Stebbins acquisition and, to a lesser extent, deposit growth.

Interest  expense on  borrowings  totaled  $248,000  for the three  months ended
December 31, 2004, a decrease of $65,000, or 20.8%, from the 2003 period, primarily due to a decrease in the average balance of borrowings of $5.0 million to an average outstanding balance of $25.0 million for the three months ended December 31, 2004, coupled with a decrease in the average cost of borrowings to 3.97% from an average cost of 4.17% for the 2003 period. The decrease in the average balance was due to the repayment of advances as the Company was able to fund its operations through deposit growth.

Net Interest Income
-------------------

Net interest income totaled $2.8 million for the three months ended December 31, 2004, an increase of $128,000, or 4.9%, from the three month period ended December 31, 2003. The average interest rate spread increased to 2.95% for the three months ended December 31, 2004 from 2.86% for the three months ended December 31, 2003. The net interest margin increased to 3.04% for the three months ended December 31, 2004 from 3.0% for the three months ended December 31, 2003.

Provision for Losses on Loans
-----------------------------

The Company recorded a $15,000 provision for losses on loans for the three month period ended December 31, 2004. The Company did not record a provision for the comparable period in 2003. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2004 and 2003.

Other Income
------------

Other income, consisting primarily of earnings on the cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, decreased by $101,000, or 20.6%, to $389,000 for the three months ended December 31, 2004, from $490,000 for the three months ended December 31, 2003. The decrease resulted primarily from a decrease of $10,000 on the gain on sale of loans, a decrease of $15,000 in earnings on cash surrender value of life insurance and decrease of $81,000 in merchant fee income due to a significant decrease in transactions from period to period. The Company may not experience the prior earnings levels on merchant fee income in the future due to significant transaction decreases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $277,000, or 12.0%, to $2.6 million for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The increase resulted primarily from an increase in employee compensation and benefits expense of $90,000, or 6.6%, an $81,000, or 22.7%, increase in occupancy and equipment expense, a $74,000, or 97.4%, increase in franchise taxes and a $33,000, or 6.6%, increase in other operating expense. The increase in employee compensation and benefits was mainly due to the Stebbins National Bank acquisition, as well as normal merit increases and increased benefit plan costs. The increase in occupancy and equipment expense was mainly due to depreciation of the new computer operating system and increased expenses related to the Stebbins National Bank acquisition. The increase in franchise taxes was mainly due to the additional capital raised in the stock conversion in January 2003. The increase in other operating expenses was mainly due to the Stebbins costs related to operations before being consolidated onto the Wayne Savings data processing system and related costs.

Federal Income Taxes
--------------------

The provision for federal income taxes was $133,000 for the three months ended December 31, 2004, a decrease of $108,000, or 44.8%, compared to the same period in 2003, primarily due to the $265,000, or 33.1%, decrease in earnings before federal income taxes. The effective tax rate for the three months ended December 31, 2004, was 24.8% as compared to 30.1% for the same period in 2003. The effective tax rate for the three months ended December 31, 2004 declined mainly due to income earned from the purchase of additional tax advantaged municipal securities.

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

                                     PART II

ITEM 1.     Legal Proceedings
            -----------------

            Not applicable

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

                                                                            Total # of         Maximum # of shares
                                          Total           Average        shares purchased      which may still be
                                       # of shares      price paid        as part of the        purchased as part
            Period                      purchased        per share        announced plan    of the announced plan (a)
            ------                      ---------        ---------        --------------    -------------------------
            October 1-31, 2004                --          $    --               --                  163,730
            November 1-30, 2004           33,000          $ 16.55               --                  130,730
            December 1-31, 2004               --          $    --               --                  130,730

            Notes to the Table:

            (a) On August 26, 2004, the Board of Directors of the Company authorized a new stock repurchase program to purchase 185,491 shares, or 5% of the Company's outstanding shares. This is the only program currently in effect. This program was publicly announced in a press release issued September 2, 2004. The program has an expiration date of August 26, 2005.

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

ITEM 5.     Other Information
            -----------------

            Not applicable

ITEM 6.     Exhibits
            --------

                  EX-10       Employment   Agreement   between   Wayne   Savings
                              Community  Bank    and   Phillip E. Becker   dated
                              February 15, 2005

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


Date: February 10, 2005                 By:
      -----------------                     -----------------------------------
                                            Charles F. Finn
                                            Chairman and President


Date: February 10, 2005                 By:
      -----------------                     -----------------------------------
                                            Michael C. Anderson
                                            Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 10, 2005                 By: /s/ Charles F. Finn
      -----------------                     -----------------------------------
                                            Charles F. Finn
                                            Chairman and President


Date: February 10, 2005                 By: /s/ Michael C. Anderson
      -----------------                     -----------------------------------
                                            Michael C. Anderson
                                            Chief Financial Officer