Form 10-K
period 2005-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2005-06-29
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended March 31, 2005

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked prices of the Registrant's stock, as reported on the Nasdaq National Market on June 20, 2005, was approximately $53.5 million. As of June 20, 2005, there were issued and outstanding 3,429,244 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended March 31, 2005 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

                                     PART I
                                     ------

ITEM 1. Business
----------------

General

      Wayne Savings Bancshares, Inc.

      Wayne Savings Bancshares, Inc. (the "Company"), initially was a federal corporation which was organized on August 5, 1997. The Company was majority-owned by Wayne Savings Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company" or "M.H.C."). On November 25, 1997, the Company acquired all of the issued and outstanding common stock of Wayne Savings Community Bank (the "Bank") in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. In fiscal 2002, the Board of Directors of the M.H.C. adopted a plan of conversion and reorganization (the "plan") to convert the M.H.C. from mutual to stock form and to complete a related stock offering in which shares of common stock representing the M.H.C.'s ownership interest in the Company would be sold to investors. The only significant asset of the Company is its investment in the Bank.

      The plan was approved by the stockholders of the Company, the depositors of Wayne Savings Community Bank and the Office of Thrift Supervision ("OTS") in fiscal 2003, and the related stock offering was completed on January 8, 2003. As of that date 1,350,699 shares of common stock of the Company owned by the M.H.C. were retired and the Company sold 2,040,816 shares of common stock for $10.00 per share. After consideration of funding the employee stock ownership plan ("ESOP") with $1.6 million and related expenses of $1.9 million, net proceeds from the stock offering amounted to $17.1 million. An additional 1,847,820 shares were issued to existing shareholders based on an exchange rate of 1.5109 new shares of common stock for each existing share, resulting in 3,888,795 total new shares outstanding.

      Upon completion of the conversion and stock offering, Wayne Savings Bancshares, Inc. changed its charter to a Delaware holding company and is wholly owned by public stockholders. At March 31, 2005, the Company had total assets of $403.4 million, total deposits of $320.6 million, and stockholders' equity of $40.2 million.

      On June 1, 2004, the Company acquired Stebbins Bancshares, Inc., and its national bank subsidiary, Stebbins National Bank of Creston, Ohio. The acquisition of Stebbins National Bank increased the Bank's branches to eleven full service locations.

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

      On September 30, 2003, Wayne Savings Bancshares, Inc. merged its wholly owned subsidiary, Village Savings Bank, F.S.B., into Wayne Savings Community Bank. The Company concluded that significant cost savings and operating efficiencies could be achieved by discontinuing the separate corporate existence of Village Savings.

      The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices. This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activity consists of originating one- to four-family residential real estate loans in its market area. The Bank also originates multi-family residential and non-residential real estate loans, although such loans constitute a small portion of the Bank's lending activities and a small portion of the Bank's loan portfolio. The Bank also originates consumer loans, and to a lesser extent, construction loans. Recently, the Bank has hired experienced commercial lenders to help develop a commercial lending program. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

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

      Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. The manufacturing sector employs 26% of the county's workforce with services and trade sectors employing 20% and 19%, respectively. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of such nationally known companies like J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company. It is also the home of many industrial plants, including Packaging Corporation of America, International Paper Company, Morton Salt, and FritoLay, Inc. The City of Wooster has benefited from the commitment of the world renowned Cleveland Clinic as they have established new state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 1,800 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in Rittman and Creston.

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

Lending Activities

      General. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate as well as commercial business loans. The Company also originates consumer loans to broaden services offered to customers.

      The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2005, approximately $107.3 million, or 38.7%, of the Company's total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

      The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The majority of such one- to four-family fixed rate 30 year residential mortgage loans, however, are sold by the Company, while the 15 year originations are generally retained. The Company retains servicing on its sold mortgage loans and realizes monthly service fee income. The Company also originates interim construction loans on one- to four-family residential properties.

      The Company has begun developing a commercial business loan program. The purpose of this program is to increase the Company's interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company's customer base. The Company has three experienced commercial lenders to help in this program. The Company targets small local businesses with loan amounts in the $50,000 - $1,000,000 range with a majority of loans under $500,000. Commercial loans increased to $14.1 million at March 31, 2005 as compared to $6.5 million at March 31, 2004. Nonresidential real estate and land loans increased from $18.4 million, or 8.8%, of the total loan portfolio at March 31, 2004 to $29.2 million, or 13.4%, of the total loan portfolio at March 31, 2005.

      Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                         At March 31,
                                              -----------------------------------------------------------------
                                                      2005                   2004                   2003
                                              -------------------    -------------------    -------------------
                                                  $          %           $          %           $          %
                                              --------   --------    --------   --------    --------   --------
                                                                    (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1) ......   $157,658      72.60%   $171,736      81.97%   $200,764      86.41%
   Residential construction loans .........      4,053       1.87       2,914       1.39       3,548       1.53
   Multi-family residential ...............      7,872       3.63       6,800       3.25       8,512       3.66
   Non-residential real estate/land(2) ....     29,187      13.44      18,439       8.80      12,067       5.19
                                              --------   --------    --------   --------    --------   --------
     Total mortgage loans .................    198,770      91.54     199,889      95.41     224,891      96.79
Other loans:
   Consumer loans(3) ......................      4,306       1.98       3,156       1.51       3,892       1.67
   Commercial business loans ..............     14,075       6.48       6,471       3.08       3,571       1.54
                                              --------   --------    --------   --------    --------   --------
     Total other loans ....................     18,381       8.46       9,627       4.59       7,463       3.21
                                              --------   --------    --------   --------    --------   --------
   Total loans before net items ...........    217,151     100.00%    209,516     100.00%    232,354     100.00%
                                                         ========               ========               ========
Less:
   Loans in process .......................      1,638                  2,579                  2,244
   Deferred loan origination fees .........        512                    679                  1,059
   Allowance for loan losses ..............      1,374                    815                    678
                                              --------               --------               --------
     Total loans receivable, net ..........   $213,627               $205,443               $228,373
                                              ========               ========               ========
   Mortgage-backed securities, net(4) .....   $ 60,352               $ 88,428               $ 76,002
                                              ========               ========               ========

                                                             At March 31,
                                              ------------------------------------------
                                                      2002                   2001
                                              -------------------    -------------------
                                                  $          %           $          %
                                              --------   --------    --------   --------
                                                        (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1) ......   $220,145      85.36%   $217,236      85.69%
   Residential construction loans .........      8,728       3.38       7,078       2.79
   Multi-family residential ...............      7,368       2.86       9,039       3.57
   Non-residential real estate/land(2) ....     12,423       4.82       7,525       2.97
                                              --------   --------    --------   --------
     Total mortgage loans .................    248,664      96.42     240,878      95.02
Other loans:
   Consumer loans(3) ......................      6,096       2.36       7,858       3.10
   Commercial business loans ..............      3,134       1.22       4,765       1.88
                                              --------   --------    --------   --------
     Total other loans ....................      9,230       3.58      12,623       4.98
                                              --------   --------    --------   --------
   Total loans before net items ...........    257,894     100.00%    253,501     100.00%
                                                         ========               ========
Less:
   Loans in process .......................      4,616                  4,764
   Deferred loan origination fees .........      1,376                  1,463
   Allowance for loan losses ..............        730                    655
                                              --------               --------
     Total loans receivable, net ..........   $251,172               $246,619
                                              ========               ========
   Mortgage-backed securities, net(4) .....   $ 17,326               $  8,574
                                              ========               ========

________________
(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $20.3 million, $20.3 million, $21.2 million, $18.9 million and $15.7 million as of March 31, 2005, 2004, 2003, 2002 and 2001, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.

(2)   Includes  land loans of $1.4  million,  $575,000,  $813,000,  $736,000 and
      $923,000 as of March 31, 2005, 2004, 2003, 2002, and 2001, respectively.

(3) Includes second mortgage loans of $1.4 million, $535,000, $859,000, $1.2 million and $1.8 million as of March 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(4)   Includes mortgage-backed securities designated as available for sale.

      Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 2005, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                                             One         Three        Five          Ten
                                                               Within      Through      Through      Through      Through
                                                              One Year   Three Years   Five Years   Ten Years   Twenty Years
                                                              --------   -----------   ----------   ---------   ------------
                                                                                     (In Thousands)
Mortgage loans:
  One- to four-family residential:
    Adjustable ..........................................     $ 31,199     $ 10,870     $  3,959     $     65     $     --
    Fixed ...............................................        1,516        1,543        1,897       18,797       40,475
  Construction:(1)
    Adjustable ..........................................           --           81           --           --           --
    Fixed ...............................................          176           --           --           30           72
  Multi-family residential, nonresidential and land:(1)
    Adjustable ..........................................        6,507        6,824       10,554            1           --
    Fixed ...............................................        1,356        3,258        5,317        1,542        1,523
Other Loans:
  Commercial business loans .............................       11,671          655        1,324           53          221
  Consumer ..............................................          924        1,463        1,676          243           --
                                                              --------     --------     --------     --------     --------
Total loans .............................................     $ 53,349     $ 24,694     $ 24,727     $ 20,731     $ 42,291
                                                              ========     ========     ========     ========     ========

Mortgage-backed securities(2) ...........................     $ 15,792     $  4,443     $    770     $  3,809     $ 18,611
                                                              ========     ========     ========     ========     ========

                                                               Beyond
                                                               Twenty
                                                                Years        Total
                                                              --------     --------
                                                                  (In Thousands)
Mortgage loans:
  One- to four-family residential:
    Adjustable ..........................................     $     --     $ 46,093
    Fixed ...............................................       47,337      111,565
  Construction:(1)
    Adjustable ..........................................           --           81
    Fixed ...............................................        2,233        2,511
  Multi-family residential, nonresidential and land:(1)
    Adjustable ..........................................           --       23,886
    Fixed ...............................................           --       12,996
Other Loans:
  Commercial business loans .............................          151       14,075
  Consumer ..............................................           --        4,306
                                                              --------     --------
Total loans .............................................     $ 49,721     $215,513
                                                              ========     ========

Mortgage-backed securities(2) ...........................     $ 16,484     $ 59,909
                                                              ========     ========

----------
(1) Amounts shown are net of loans in process of $1.5 million in construction loans and $177,000 in multi-family residential and nonresidential loans.

(2) Includes mortgage-backed securities available for sale. Does not include premiums of $972,000, discounts of $49,000 and unrealized losses of $480,000.

      The following table sets forth at March 31, 2005, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2006.

                                                                    Fixed       Adjustable
                                                                  ----------    ----------
                                                                      (In Thousands)
Mortgage loans:
  One- to four-family residential ...........................      $110,049      $ 14,894
  Construction (2) ..........................................         2,335            81
  Multi-family residential, non-residential and land (2) ....        11,640        17,379
  Consumer ..................................................         3,382            --
  Commercial business .......................................         1,714           690
                                                                   --------      --------
    Total loans .............................................      $129,120      $ 33,044
                                                                   ========      ========

Mortgage-backed securities(1) ...............................      $ 39,674      $  4,443
                                                                   ========      ========

----------
(1) Includes mortgage-backed securities available for sale, which totaled $57.7 million as of March 31, 2005. Does not include premiums of $972,000, discounts of $49,000 and unrealized losses of $480,000.

(2) Net of loans in process of $1.5 million in construction loans and $177,000 in multi-family residential and non-residential loans.

      One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family,
owner-occupied,   residential  mortgage  loans  on  properties  located  in  the
Company's market area. The Company generally does not originate one- to four-family residential loans on properties outside of its market area. At March 31, 2005, the Company had $157.7 million, or 72.6%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

      The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's one- to four-family residential portfolio has declined $14.1 million, or 8.2%, from fiscal 2004 to 2005. This reduction was due mainly to the low interest rate environment which prompted many mortgage customers to refinance their loans. The Company chose not to aggressively price its mortgage loans during this period and, as a result, experienced significant principal repayments. The Company used the proceeds of the principal reductions to originate non-residential real estate and commercial business loans. The
Company's secondary market activities have been limited to sales of $6.7 million, $6.2 million, $4.0 million, $27.4 million and $9.2 million, for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001, respectively. Such sales generally constituted current period originations. There were no loans identified as available for sale as of March 31, 2005, 2004, 2003, or 2002. Mortgage loans held for sale at March 31, 2001 totaled $861,000 .

      The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Despite the Company's emphasis on ARM loans, the low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans. As a result, during the year ended March 31, 2005, the Company's ARM portfolio decreased by $2.9 million, or 6.0%.

      The Company offers two ARM loan products. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully-indexed interest rate. The second ARM product is the Cost of Funds ARM loan which adjusts annually and has periodic and lifetime interest rate caps of 1% and 3%, respectively. The index is the Ohio Cost of Funds from SAIF Insured Savings

Associations, which index is published quarterly by the OTS. The initial interest rate on the Cost of Funds ARM loans is not discounted. One- to four-family residential ARM loans totaled $46.1 million, or 21.4%, of the Company's total loan portfolio at March 31, 2005.

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

      The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2005, the Company's equity loan portfolio totaled $20.3 million, or 12.6%, of its one- to four-family mortgage loan portfolio.

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

      Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $7.9 million, or 3.6%, of the Company's total loan portfolio at March 31, 2005. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2005, most of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2005, the Company's multi-family real estate loans had an average balance of $463,000, and the largest multi-family real estate loan had a principal balance of $3.3 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans.

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

      Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $27.8 million, or 12.8%, of the Company's total loan portfolio at March 31, 2005. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2005, most of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2005, the Company's non-residential loans had an average balance of $147,000 and the largest non-residential real estate loan had a principal balance of $2.4 million. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans.

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

      The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $1.4 million at March 31, 2005.

      Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2005, the Company had $4.1 million, or 1.9%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

      Commercial Business Loans. Commercial business loans totaled $14.1 million, or 6.5% of the Company's total loan portfolio at March 31, 2005. This represents net growth of $7.6 million which equates to a 3.6% increase as percentage of total loans compared to $6.5 million at March 31, 2004. The Company has three experienced commercial lenders and is developing an additional commercial lender internally. The Company has plans to continue commercial lending growth as market conditions permit.

      Commercial loans carry a higher degree of risk than one- to four-residential loans. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company makes loans generally in the $100,000 to $1,000,000 range with the majority of them being under $500,000. Commercial loans are generally underwritten based on the borrower's ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral. Each loan is evaluated for a level of risk and assigned a rating from "1" (the highest rating) to "7" (the lowest rating). All loans originated to date have been rated 4 or higher.

      Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

      As of March 31, 2005, consumer loans totaled $4.3 million, or 2.0%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

      The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2005, second mortgage loans totaled $1.4 million, or .9%, of one- to four-family mortgage.

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

      Mortgage-Backed Securities. The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, decreased from $88.4 million at March 31, 2004 to $60.4 million at March 31, 2005 primarily due to repayments.

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

      Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company's normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $300,000 must be approved by the Chief Executive Officer and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full

Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2005, the Company had commitments to originate $2.1 million of loans.

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

                                                                    At March 31,
                                                         ----------------------------------
                                                           2005         2004         2003
                                                         --------     --------     --------
                                                                   (In Thousands)
Total loans receivable, net at beginning of year ....    $205,443     $228,373     $251,172
Loans originated:
   One- to four-family residential(1) ...............      20,312       53,116       52,523
   Multi-family residential(2) ......................          18          421        2,761
Non-residential real estate/land ....................      11,237        1,147        1,074
   Consumer loans ...................................       1,932        1,318        1,900
   Commercial loans .................................      22,696       15,859        2,973
                                                         --------     --------     --------
      Total loans originated ........................      56,195       71,861       61,231
Loans sold:
   Whole loans ......................................      (6,726)      (6,198)      (3,998)
                                                         --------     --------     --------
      Total loans sold ..............................      (6,726)      (6,198)      (3,998)

Mortgage loans transferred to REO ...................        (268)        (279)          --
Loan repayments .....................................     (52,517)     (89,107)     (80,362)
Other loan activity, net(3) .........................      11,500          793          330
                                                         --------     --------     --------
      Total loans receivable, net at end of year ....    $213,627     $205,443     $228,373
                                                         ========     ========     ========

Mortgage-backed securities at beginning of year .....    $ 88,428     $ 76,002     $ 17,326
Mortgage-backed securities purchased ................       8,018       55,526       77,442
Principal repayments and other activity .............     (36,094)     (43,100)     (18,766)
                                                         --------     --------     --------
      Mortgage-backed securities at end of year .....    $ 60,352     $ 88,428     $ 76,002
                                                         ========     ========     ========

----------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

(2) Includes loans to finance the sale of real estate acquired through foreclosure.

(3)   For  fiscal  2005,   includes  other  activity  related  to  the  Stebbins
      acquisition.

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2005, the Company had $512,000 of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $1.3 million, $1.5 million and $1.4 million, for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2005, the Company's largest concentration of loans to one borrower totaled $3.9 million. All of such loans were current at March 31, 2005. The Company had no loans at March 31, 2005 that exceeded the loans to one borrower regulations.

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

      At March 31, 2005, the Company had non-performing loans of $906,000 and a ratio of non-performing and impaired loans to loans receivable of 0.42%. At March 31, 2004, the Company had non-performing and impaired loans of $747,000 and a ratio of non-performing loans to loans receivable of .36%. For both fiscal 2005 and 2004, the nonperforming loans consisted mainly of one to four residential mortgage loans. The Company generally does not recognize losses on one to four residential mortgage loans primarily because the loan will generally be a maximum 85% LTV ratio on these mortgages without further insurance. In the opinion of management, all non-performing loans are adequately collateralized as of March 31, 2005 and no significant loss is presently anticipated.

      Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure ("REO") is deemed REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

      The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired by foreclosure at the dates indicated. For all the dates indicated, we did not have any material loans which had been restructured pursuant to SFAS No. 15.

                                                                                    At March 31,
                                                                 --------------------------------------------------
                                                                  2005       2004       2003       2002       2001
                                                                 ------     ------     ------     ------     ------
                                                                               (Dollars In Thousands)
Non-accrual loans:
 Mortgage loans:
    One- to four-family residential .........................    $  895     $  714     $  664     $  616     $  443
    All other mortgage loans ................................        --         24        430      1,070         --
 Non-mortgage loans:
    Commercial business loans ...............................        --         --      1,380      1,416         --
    Consumer ................................................        11          9          6         25         72
                                                                 ------     ------     ------     ------     ------
Total non-accrual loans .....................................       906        747      2,480      3,127        515
Accruing loans 90 days or more delinquent ...................        --         --         15         38         --
                                                                 ------     ------     ------     ------     ------
Total non-performing loans ..................................       906        747      2,495      3,165        515
Loans deemed impaired (1) ...................................        --         --         --        645        645
                                                                 ------     ------     ------     ------     ------
Total non-performing and impaired loans .....................       906        747      2,495      3,810      1,160
Total real estate owned (2) .................................        35        100         --         19        124
                                                                 ------     ------     ------     ------     ------
Total non-performing and impaired assets ....................    $  941     $  847     $2,495     $3,829     $1,284
                                                                 ======     ======     ======     ======     ======

Total non-performing and impaired loans to net loans
  receivable ................................................      0.42%      0.36%      1.09%      1.52%      0.47%
                                                                 ======     ======     ======     ======     ======
Total non-performing and impaired loans to total assets .....      0.22%      0.23%       .65%      1.14%      0.37%
                                                                 ======     ======     ======     ======     ======
Total non-performing and impaired assets to total assets ....      0.22%      0.23%       .65%      1.14%      0.41%
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

      During the year ended March 31, 2005, 2004 and 2003, gross interest income of $40,000, $37,000 and $208,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on nonaccrual loans totaled $45,000, $23,000 and $362,000 for the years ended March 31, 2005, 2004 and 2003, respectively. The Company had no interest income from impaired loans for fiscal 2005. The Company recognized interest income on impaired loans using the cash method of accounting of approximately $249,000 and $24,000 for the years ended March 31, 2004 and 2003.

      The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

                                                           At March 31,
                                          ----------------------------------------------
                                           2005      2004      2003      2002      2001
                                          ------    ------    ------    ------    ------
                                                          (In Thousands)
Loans past due 60-89 days ............    $1,084    $  669    $  723    $  431    $2,536
Loans past due 90 days or more .......       906       747     2,495     3,165       515
                                          ------    ------    ------    ------    ------
   Total past due 60 days or more ....    $1,990    $1,416    $3,218    $3,596    $3,051
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

      The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                   At March 31,
                                  ----------------------------------------------
                                   2005      2004      2003      2002      2001
                                  ------    ------    ------    ------    ------
                                              (Dollars in Thousands)

Substandard assets(1) .........   $2,767    $  839    $2,481    $3,303    $  569
Doubtful assets ...............       --        --        --        --        --
Loss assets ...................       --        --        --       105        --
                                  ------    ------    ------    ------    ------
   Total classified assets ....   $2,767    $  839    $2,481    $3,408    $  569
                                  ======    ======    ======    ======    ======

----------
(1)   Includes REO.

      Allowance for Loan Losses. In determining the amount of the allowance for loan losses at any point in time, management and the Board of Directors apply a systematic process focusing on the risk of loss in the loan portfolio. First, delinquent non-residential, multi-family and commercial loans are evaluated individually for potential impairment in their carrying value. Second, management applies historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of overall risk in the economy. However, the analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with the corresponding reduction in earnings.

      During the fiscal years ended March 31, 2005, 2004 and 2003, the Company added $430,000, $173,000 and $91,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $1.4 million, $815,000 and $678,000 at March 31, 2005, 2004 and 2003, respectively. As a result of the increased commercial loan volume, the acquisition of Stebbins' loan portfolio and an enhancement of the Company's loan rating standards, management increased the provision for loan losses by $257,000 in fiscal 2005. While management believes that the Company's current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management's knowledge, all known losses as of March 31, 2005 have been recorded.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                        At or for the Year Ended March 31,
                                                         ----------------------------------------------------------------
                                                           2005          2004          2003          2002          2001
                                                         --------      --------      --------      --------      --------
                                                                                  (In Thousands)
Loans receivable, net ...............................    $213,627      $205,443      $228,373      $251,172      $247,480
                                                         ========      ========      ========      ========      ========
Average loans receivable, net .......................     212,785       214,174       242,120       253,058       245,624
                                                         ========      ========      ========      ========      ========
Allowance balance (at beginning of period) ..........         815           678           730           655           793
Provision for losses ................................         430           173            91           134            96
Stebbins acquisition ................................         230            --            --            --            --
Charge-offs:
   Mortgage loans:
     One- to four-family ............................         (28)           --           (20)           --            (7)
     Residential construction .......................          --            --            --            --            --
     Multi-family residential .......................          --            --            --            --            --
     Non-residential real estate and land(1) ........          --            --           (84)           --          (172)
   Other loans:
     Consumer .......................................         (44)          (65)          (54)          (63)          (61)
     Commercial .....................................         (54)           --            --            --            --
                                                         --------      --------      --------      --------      --------
         Gross charge-offs ..........................        (126)          (65)         (158)          (63)         (240)
                                                         --------      --------      --------      --------      --------
Recoveries:
   Mortgage loans:
     One- to four-family ............................          --            --            --            --            --
     Residential construction .......................          --            --            --            --            --
     Multi-family residential .......................          --            --            --            --            --
     Non-residential real estate and land ...........          --            --            --            --            --
   Other loans:
     Consumer .......................................          25            29            15             4             6
     Commercial .....................................          --            --            --            --            --
                                                         --------      --------      --------      --------      --------
         Gross recoveries ...........................          25            29            15             4             6
                                                         --------      --------      --------      --------      --------
         Net charge-offs ............................        (101)          (36)         (143)          (59)         (234)
                                                         --------      --------      --------      --------      --------

Allowance for loan losses balance (at end of
   period) (2) ......................................    $  1,374      $    815      $    678      $    730      $    655
                                                         ========      ========      ========      ========      ========
Allowance for loan losses as a percent of loans
   receivable, net at end of period .................        0.64%         0.40%         0.30%         0.29%         0.27%
                                                         ========      ========      ========      ========      ========
Net loans charged off as a percent of
   average loans receivable, net ....................        0.05%         0.02%         0.06%         0.02%         0.10%
                                                         ========      ========      ========      ========      ========
Ratio of allowance for loan losses to total non-
   performing assets at end of period ...............      146.01%        96.22%        27.17%        19.07%        51.01%
                                                         ========      ========      ========      ========      ========
Ratio of allowance for loan losses to non-
   performing loans at end of period ................      151.66%       109.10%        27.35%        19.16%        56.47%
                                                         ========      ========      ========      ========      ========

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

                                                                                  At March 31,
                                           -----------------------------------------------------------------------------------------
                                                 2005               2004              2003              2002              2001
                                           ----------------   ----------------  ----------------  ----------------  ----------------
                                                     % of               % of              % of              % of              % of
                                                     Loans              Loans             Loans             Loans             Loans
                                                    in Each            in Each           in Each           in Each           in Each
                                                   Category           Category          Category          Category          Category
                                                      to                 to                to                to                to
                                                     Total              Total             Total             Total             Total
                                           Amount    Loans    Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans
                                           ------  --------   ------  --------  ------  --------  ------  --------  ------  --------
                                                                            (Dollars in Thousands)
Mortgage loans:
  One- to four-family ...................  $   99     72.6%    $100     82.0%    $162     86.4%    $126     85.4%    $551     85.7%
  Residential construction ..............      --      1.9       --      1.4       --      1.5       --      3.4       23      2.8
  Multi-family residential ..............      --      3.6       --      3.2        7      3.7       47      2.8       24      3.6
  Non-residential real estate and land ..     545     13.4      196      8.8       55      5.2      207      4.8       20      3.4
Other loans:
  Consumer ..............................      37      2.0       20      1.5      119      1.7       28      2.4        6      3.1
  Commercial ............................     693      6.5      499      3.1      335      1.5      322      1.2       31      1.4
                                           ------    -----     ----    -----     ----    -----     ----    -----     ----    -----
Total allowance for loan losses .........  $1,374    100.0%    $815    100.0%    $678    100.0%    $730    100.0%    $655    100.0%
                                           ======    =====     ====    =====     ====    =====     ====    =====     ====    =====

Investment Activities

      The Company's investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations. The carrying value of the Company's investment securities totaled $72.9 million at March 31, 2005, compared to $31.6 million at March 31, 2004, an increase of $41.3 million, or 130.7%. Such increase was primarily due to the use of repayments from our mortgage-backed securities portfolio to provide a short-term structured cash flow maturity ladder to fund projected loan growth over the next three years. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $29.9 million at March 31, 2005 compared to $19.9 million at March 31, 2004, an increase of $10.1 million, or 50.6%.

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

                                                                                    At March 31,
                                                        --------------------------------------------------------------------
                                                                2005                    2004                    2003
                                                        --------------------    --------------------    --------------------
                                                        Carrying     Market     Carrying     Market     Carrying     Market
                                                          Value      Value       Value       Value       Value       Value
                                                        --------    --------    --------    --------    --------    --------
                                                                       (In Thousands)
Investment securities:
Mutual funds .......................................    $     --    $     --    $     --    $     --    $ 10,009    $ 10,009
Corporate bonds and notes ..........................      11,086      11,156      11,714      12,418      12,118      12,314
U.S. Government and agency securities ..............      51,239      51,246      15,189      15,262      10,115      10,309
Obligations of state and political subdivisions ....      10,531      10,543       4,679       4,696       3,599       3,615
                                                        --------    --------    --------    --------    --------    --------
       Total investment securities .................      72,856      72,945      31,582      32,376      35,841      36,247
Other Investments:
Interest-bearing deposits in other financial
  institutions .....................................       6,366       6,366       6,721       6,721       6,529       6,529
Federal funds sold .................................      19,400      19,400       9,875       9,875       8,000       8,000
Federal Home Loan Bank stock .......................       4,386       4,386       4,205       4,205       4,041       4,041
                                                        --------    --------    --------    --------    --------    --------
       Total investments ...........................    $103,008    $103,097    $ 52,383    $ 53,177    $ 54,411    $ 54,817
                                                        ========    ========    ========    ========    ========    ========

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2005. The Company does not hold any investment securities with maturities in excess of 30 years.

                                                                                   At March 31, 2005
                                                      ------------------------------------------------------------------------------
                                                      One Year or Less    One to Five Years   Five to Ten Years  More than Ten Years
                                                      -----------------   -----------------   -----------------  -------------------
                                                      Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                                       Value     Yield     Value     Yield     Value     Yield     Value     Yield
                                                      --------  -------   --------  -------   --------  -------   --------  -------
                                                                                  (Dollars in Thousands)
Investment Securities:
  Corporate bonds and notes ........................  $ 5,032     5.64%   $ 6,054     6.59%   $    --      --%    $    --      --%
  U.S. Government and agency .......................    4,974     2.98     43,724     3.64        980     3.12      1,561     3.10
  Obligations of state and political subdivisions ..       --       --        100     3.08        194     6.66     10,237     5.78
                                                      -------   ------    -------   ------    -------   ------    -------   ------
    Total investment securities ....................  $10,006     4.31%   $49,878     3.99%   $ 1,174     3.73%   $11,798     5.43%
                                                      =======   ======    =======   ======    =======   ======    =======   ======



                                                                   At March 31, 2005
                                                       ----------------------------------------
                                                                   Total Investment
                                                                      Securities
                                                       ----------------------------------------
                                                        Average                        Weighted
                                                         Life     Carrying    Market    Average
                                                       In Years    Value      Value      Yield
                                                       --------   --------   -------   --------
                                                                (Dollars in Thousands)
Investment Securities:
  Corporate bonds and notes .........................     1.31    $11,086    $11,156      6.17%
  U.S. Government and agency ........................     2.37     51,239     51,246      3.43
  Obligations of state and political subdivisions ...    10.09     10,531     10,543      5.66
                                                        ------    -------    -------    ------
  Total investment securities .......................     4.98    $72,856    $72,945      4.94%
                                                        ======    =======    =======    ======

Sources of Funds

      General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $40.0 million of advances from the FHLB at March 31, 2005.

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

      Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2005, were comprised of the following:

  Weighted                                                                                          Percentage
   Average                                                                Minimum                    of Total
Interest Rate      Minimum Term        Checking and Savings Deposits      Amount       Balances      Deposits
-------------      ------------        -----------------------------      ------       --------      --------
                                                                                    (In Thousands)
     0.27%             None              NOW Accounts                   $    100       $ 53,060          16.55%
     0.79              None              Passbook                             25         82,184          25.64
     1.34              None              Money Market Investor             2,500         18,097           5.65

                                          Certificates of Deposit
                                          -----------------------

     1.99          12 months or less     Fixed term, fixed rate              500         42,483          13.25
     1.97          12 to 24 months       Fixed term, fixed rate              500         24,438           7.62
     3.02          25 to 36 months       Fixed term, fixed rate              500         16,039           5.00
     4.39          36 months or more     Fixed term, fixed rate              500         53,183          16.59
     3.24          Negotiable            Jumbo Certificates              100,000         31,102           9.70
                                                                                       --------         ------
                                                                                       $320,586         100.00%
                                                                                       ========         ======

      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                  Balance at                            Balance at                            Balance at
                                   March 31,      %         Increase     March 31,      %         Increase     March 31,      %
                                     2005      Deposits    (Decrease)      2004      Deposits    (Decrease)      2003      Deposits
                                  ----------  ----------   ----------   ----------  ----------   ----------   ----------  ----------
                                                                        (Dollars in Thousands)
NOW accounts ...................   $ 53,060       16.55%    $ 10,381     $ 42,679       14.63%    $  2,697     $ 39,982       13.29%
Passbook statement accounts ....     82,184       25.64           91       82,093       28.13       (2,385)      84,478       28.07
Money market passbook ..........     18,097        5.65        6,204       11,893        4.08       (1,754)      13,647        4.54
Certificates of deposit(1)
Original maturities of:
  12 months or less ............     42,483       13.25       26,642       15,841        5.42       (3,559)      19,400        6.45
  12 to 24 months ..............     24,438        7.62      (19,107)      43,545       14.92      (10,210)      53,755       17.86
  25 to 36 months ..............     16,039        5.00       (1,821)      17,860        6.12        1,990       15,870        5.27
  36 months or more ............     53,183       16.59       10,402       42,781       14.66        7,597       35,184       11.69
Negotiated jumbo ...............     31,102        9.70       (4,036)      35,138       12.04       (3,477)      38,615       12.83
                                   --------    --------     --------     --------    --------     --------     --------    --------
     Total .....................   $320,586      100.00%    $ 28,756     $291,830      100.00%    $ (9,101)    $300,931      100.00%
                                   ========    ========     ========     ========    ========     ========     ========    ========

----------
(1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $34.1 million, $32.8 million and $33.7 million, as of March 31, 2005, 2004 and 2003, respectively.

      The following table sets forth the average dollar amount and weighted average rate of savings deposits in the various types of savings accounts offered by the Company.

                                                                              Years Ended March 31,
                                          ------------------------------------------------------------------------------------------
                                                      2005                           2004                           2003
                                          ----------------------------   ----------------------------   ----------------------------
                                                    Percent   Weighted             Percent   Weighted             Percent   Weighted
                                           Average     of      Average    Average     of      Average    Average     of      Average
                                           Balance  Deposits    Rate      Balance  Deposits    Rate      Balance  Deposits    Rate
                                          --------  --------  --------   --------  --------  --------   --------  --------  --------
                                                                            (Dollars in Thousands)
Noninterest-bearing demand deposits ...   $  9,849     3.14%     0.00%   $  9,321     3.15%     0.00%   $  8,830     2.94%     0.00%
NOW accounts ..........................     35,913    11.45       .53      34,190    11.54       .43      39,344    13.10       .77
Passbook statement accounts ...........     82,817    26.41       .79      81,034    27.35       .85      73,486    24.47      1.05
Money market passbook .................     14,238     4.54      1.36      13,217     4.46       .92      13,682     4.56      1.20
Certificates of deposit ...............    170,794    54.46      2.96     158,482    53.50      3.12     164,984    54.93      3.89
                                          --------   ------    ------    --------   ------    ------    --------   ------    ------
     Total deposits ...................   $313,611   100.00%     1.81%   $296,244   100.00%     1.99%   $300,326   100.00%     2.81%
                                          ========   ======    ======    ========   ======    ======    ========   ======    ======

      The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                          At March 31,
                                                --------------------------------
                                                  2005        2004        2003
                                                --------    --------    --------
                                                     (Dollars in Thousands)

1.05- 2.00%.................................    $ 39,272    $ 59,687    $ 29,681
2.01- 4.00%.................................      82,548      48,536      70,834
4.01- 6.00%.................................      45,294      46,565      61,425
6.01- 6.75%.................................         131         377         884
                                                --------    --------    --------
     Total..................................    $167,245    $155,165    $162,824
                                                ========    ========    ========

      The following table sets forth the amount and maturities of certificates of deposit at March 31, 2004.

                                                      Amount Due
                            ----------------------------------------------------
                            Less Than     1-2        2-3       After
                            One Year     Years      Years     3 Years     Total
                            ---------  --------   --------   --------   --------
Rate                                           (In Thousands)
----
1.05- 2.00%..............   $ 36,283   $  2,989   $     --   $     --   $ 39,272
2.01- 4.00%..............     48,821     16,582     10,351      6,794     82,548
4.01- 6.00%..............      6,261     18,522      7,926     12,585     45,294
6.01- 6.75%..............        131         --         --         --        131
                            --------   --------   --------   --------   --------
     Total...............   $ 91,496   $ 38,093   $ 18,277   $ 19,379   $167,245
                            ========   ========   ========   ========   ========

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2005.

                          Maturity Period                Certificates of Deposit
                          ---------------                -----------------------
                                                             (In Thousands)

      Three months or less ..........................            $ 9,050
      Over three months through six months ..........              6,702
      Over six months through twelve months .........             13,222
      Over twelve months ............................             17,391
                                                                 -------
           Total ....................................            $46,365
                                                                 =======

Borrowings

      Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At March 31, 2005 the Company had $40.0 million in advances outstanding.

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

                                                       Year Ended March 31,
                                                  -----------------------------
                                                    2005       2004       2003
                                                  -------    -------    -------
                                                      (Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance ..................   $40,000    $30,000    $30,000
   Balance at end of period ...................    40,000     30,000     30,000
   Average balance ............................    26,076     30,000     17,204

Weighted average interest rate on:
   Balance at end of period ...................      3.59%      4.15%      4.15%
   Average balance for period .................      3.96       4.16       4.28

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

Subsidiaries

      At March 31, 2005, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

      The Company had 115 full-time employees and 32 part-time employees at March 31, 2005. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2005, the Company maintained 87.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2005 the Bank was a "well-capitalized" institution.

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

Federal Home Loan Bank System

      The Banks are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Banks, as members of the FHLB, are required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Banks were in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2005, of $4.4 million.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.25% for the fiscal year ended March 31, 2005. If dividends were reduced, or interest on future FHLB-Cincinnati advances increased, the Company's net interest income would likely also be reduced.

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

      Under Ohio law, an Ohio association may buy any obligation representing a loan that would be a legal loan if originated by the Bank, subject to various requirements including: loans secured by liens on income-producing real estate may not exceed 20% of an association's assets; consumer loans, commercial paper, and corporate debt securities may not exceed 20% of an association's assets; loans for commercial, corporate, business, or agricultural purposes may not exceed 30% of an association's assets , provided that an association's required reserve must increase proportionately; certain other types of loans may be made for lesser percentages of the association's assets; and, with certain limitations and exceptions, certain additional loans may be made if not in excess of 3% of the association's total assets. In addition, no association may make real estate acquisition and development loans for primarily residential use to one borrower in excess of 2% of assets. The total investments in commercial paper or corporate debt of any issuer cannot exceed 1% of an association's assets, with certain exceptions.

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

      The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Company was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction

      The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. The Bank began recapture of the bad debt reserve during fiscal 1999.

      Retained earnings as of March 31, 2005 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

      The Company's 1999 federal income tax return was under examination by the IRS. Such examination was concluded without material effect on results of operations or financial position.

      Ohio Taxation. The Bank files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Company paid Delaware franchise taxes of $22,801 in fiscal 2005.

ITEM 2. Properties
------------------

      The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area. The following table sets forth information about its offices as of March 31, 2005.

                                                Original Year
                                 Leased or        Leased or       Year of Lease
Location                           Owned          Acquired         Expiration
---------------------------    -------------   ----------------  ---------------

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

Rittman Office
237 North Main Street
Rittman, Ohio                      Owned             1972              N/A

Lodi Office
303 Highland Drive
Lodi, Ohio                         Owned             1980              N/A

Village Office
1265 S. Main Street
North Canton, Ohio                 Owned             1998              N/A

Stebbins Office                    Owned             2005              N/A

121 North Main Street

Creston, Ohio 44217

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

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

      The "Stockholder Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Common Stock and Related Matters" sections of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2005 (the "2005 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2005 Annual Report to Stockholders are incorporated herein by this reference.

      The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                            Total Number of      Maximum Number of
                                                          Shares Purchased as     Shares that May
                          Total Number      Average        Part of Publicly      Yet Be Purchased
                           of Shares      Price Paid      Announced Plans or     Under the Plans or
      Period               Purchased       per Share           Programs             Programs(1)(2)
-------------------     ---------------  --------------  ---------------------  ---------------------
January 1-31, 2005               --         $    --              54,761               130,730

February 1-28, 2005          10,000           16.30              64,761               120,730

March 1-31, 2005             20,000           16.25              84,761               100,730
                            -------         -------             -------               -------

     Total                   30,000         $ 16.02              84,761               100,730
                            =======         =======             =======               =======

----------
(1) A repurchase program for 185,491, or 5% of the Company's outstanding shares, was publicly announced on September 2, 2004 and expires on August 26, 2005. As of March 31, 2005, 84,761 shares had been repurchased under that program. On June 6, 2005, the Company announced the completion of the repurchase program and the authorization by the Board of Directors of a new program for the repurchase of 352,433 shares, or 10% of the Company's outstanding shares.

Equity Compensation Plan Information

      The following table sets forth information as of March 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                                                  Number of
                                                               Shares Remaining            Available for
                           Number of shares to be issued       Weighted-Average           Future Issuance
                         Upon the exercise of outstanding     Exercise Price of     (Excluding Shares reflected
Plan Category              Options, Warrants and Rights      Outstanding Options        in the First Column)
-------------            --------------------------------    -------------------    ---------------------------
Equity Compensation
Plans Approved by
Security Holders                     279,510(1)                    $13.84                            --

Equity Compensation
Plans Not Approved by
Security Holders                          --                           --                            --
                                  ----------                                                 ----------
                                     279,510                                                         --
                                  ==========                                                 ==========

----------
(1) Included in such number are 65,306 shares which are subject to restricted stock grants which were accelerated as to vesting as of March 31, 2005. The weighted average price excluded restricted stock grants.

ITEM 6. Selected Financial Data
-------------------------------

      The information required herein is incorporated by reference from pages 8 to 9 of the 2005Annual Report to Stockholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2005 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2005 Annual report to Stockholders are incorporated herein by this reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The information required herein is incorporated by reference from pages 16 to 18 of the 2005 Annual Report to Stockholders.

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

      Not Applicable

ITEM 9A. Controls and Procedures
--------------------------------

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

ITEM 9B. Other Information
--------------------------

      Not Applicable

                                    PART III
                                    --------

ITEM 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

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

ITEM 11. Executive Compensation
-------------------------------

      The information required herein is incorporated herein by reference from pages 7 to 12 and page 14 of the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

      The information required herein is incorporated herein by reference from pages 15 to page 16 of the Proxy Statement and Item 5 hereof.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      The information required by Item 13 of Form 10-K is incorporated by reference from "Management Compensation - Indebtedness of Management and Related Party Transactions" on page 11 in the Proxy Statement.

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

      The  information   required  herein  in  incorporated  by  reference  from
"Proposal II - Ratification of Appointment of Auditors" on page 17 in the Proxy Statement.

                                     PART IV
                                     -------

ITEM 15. Exhibits, Financial Statement Schedules
------------------------------------------------

      (a)(1)      Financial Statements
                  --------------------

                  The following documents appear in sections of the Company's 2005 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 2005 Annual Report to Stockholders are incorporated herein by this reference:

      (i)         Selected Consolidated Financial and Other Data;

      (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations;

      (iii)       Report of Independent Registered Certified Public Accountants;

      (iv)        Consolidated Statements of Financial Condition;

      (v)         Consolidated Statements of Earnings;

      (vi)        Consolidated Statements of Stockholders' Equity;

      (vii)       Consolidated Statements of Cash Flows; and

      (viii)      Notes to Consolidated Financial Statements.

                  With the exception of the aforementioned sections, the Company's 2005 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K, and no other sections of the 2005 Annual Report to Stockholders are incorporated herein by this reference.

      (a)(2)      Financial Statement Schedules
                  -----------------------------

                  All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits
           --------

      Exhibit Number             Description

      3.1(1)            Articles of Incorporation
      3.2(1)            Bylaws
      4.0(2)            Form of Common Stock Certificate of Wayne Savings
                          Bancshares, Inc.
      10.1(3)           Employment Agreement between Wayne Savings
                          Community Bank and Charles F. Finn dated April 1, 2004
      10.2(3)           Employment Agreement between Wayne Savings
                          Community Bank and Wanda Christopher-Finn dated
                          April 1, 2004
      10.3(3)           Employment Agreement between Wayne Savings Community
                          Bank and Michael C. Anderson dated April 1, 2004
      10.4(4)           Employment Agreement between Wayne Savings Community
                          Bank and Phillip E. Becker dated February 15, 2005
      10.5(5)           The Wayne Savings and Loan Company 1993 Incentive
                          Stock Option Plan
      10.6(6)           Wayne Savings Bancshares, Inc. Amended and Restated 2003
                          Stock Option Plan
      11.0(7)           Statement re: computation of per share earnings
      13.0              Annual Report to Security Holders
      21.0              Subsidiaries of Registrant-Reference is made to
                          Item 1 - "Business" for the Required Information
      23.0              Consent of Grant Thornton LLP
      31.1              Certification pursuant to Rule 13a-14(a) and 15d-14(a)
                          of the Securities Exchange Act of 1934 of the Chief Executive Officer
      31.2              Certification pursuant to Rule 13a-14(a) and 15d-14(a)
                          of the Securities Exchange Act of 1934 of the Chief Financial Officer
      32.0              Certification pursuant to 18 U.S.C. Section 1350

------------------------

(1)   Filed as exhibits to the Plan of Conversion  and  Reorganization  filed as
      Exhibit 2 to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(2) Filed as Exhibit 4, to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(3) Incorporated by reference to the Exhibits to the Company's Form 10-K for year ended March 31, 2004, filed on June 29, 2004 (File No. 000-23433).

(4) Incorporated by reference to the Exhibits to the Company's Form 10-Q for quarter ended December 31, 2004, filed on February 11, 2005 (File No. 000-23433).

(5) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on December 4, 1997 (File No. 333-41479).

(6) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on October 5, 2004 (File No. 333-119556).

(7) Incorporated by reference to Note A.8. of "Notes to Consolidated Financial Statements" of the 2005 Annual Report to Stockholders.

      Date                              Item and Description
      -----------------------           ----------------------------------------
      January 28, 2005                  5,  7, 12 - On  January  28,  2005,  the
                                        Company issued a press release reporting
                                        its  earnings  for  the  quarter   ended
                                        December 31, 2004.

      Date                              Item and Description
      -----------------------           ----------------------------------------
      March 28, 2005                    5,  7,  12  - On  March  28,  2005,  the
                                        Company issued a press release reporting its quarterly cash dividend for the period ending March 31, 2005.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WAYNE SAVINGS BANCSHARES, INC.


Date:  June 28, 2005                By:  /s/Charles F. Finn
                                         -------------------------------------
                                         Charles F. Finn
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    /s/Charles F. Finn                          By:    /s/Michael C. Anderson
       -----------------------------------                ----------------------------------------------
       Charles F. Finn, President, Chief                  Michael C. Anderson, Senior Vice President and
         Executive Officer and Director                     Corporate Secretary
       (Principal Executive Officer)                      (Principal Financial Officer)

Date:  June 28, 2005                               Date:    June 28, 2005


By:    /s/Myron Swartzentruber                     By:    /s/Kenneth R. Lehman
       -----------------------------------                ---------------------------
       Myron Swartzentruber, Vice President               Kenneth R. Lehman, Director
       (Principal Accounting Officer)

Date:  June 28, 2005                               Date:  June 28, 2005


By:    /s/Frederick J. Krum                        By:    /s/James C. Morgan
       -----------------------------------                -------------------------
       Frederick J. Krum, Director                        James C. Morgan, Director

Date:  June 28, 2005                               Date:  June 28, 2005


By:    /s/Terry A. Gardner                         By:    /s/Russell L. Harpster
       -----------------------------------                -----------------------------
       Terry A. Gardner, Director                         Russell L. Harpster, Director

Date:  June 28, 2005                               Date:  June 28, 2005


By:    /s/Joseph L. Retzler
       -----------------------------------
       Joseph L. Retzler, Director

Date:  June 28, 2005