Form 10-K/A
period 2005-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2005-07-07
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                EXPLANATORY NOTE

      This Form 10-K/A is being filed solely for the purpose of filing the consent of Grant Thornton LLP as Exhibit 23.0 and the Section 302 Certifications pursuant to Item 601 of Regulation S-B as Exhibits 31.1 and 31.2, hereto, which were inadvertently omitted from the Registrant's filing with the Securities and Exchange Commission on June 29, 2005.

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

>

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

                                                            Total Number of      Maximum Number of
                                                          Shares Purchased as     Shares that May
                          Total Number      Average        Part of Publicly      Yet Be Purchased
                           of Shares      Price Paid      Announced Plans or     Under the Plans or
      Period               Purchased       per Share           Programs             Programs(1)
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