Form 10-Q
period 2005-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2005-08-03
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2005
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              31-1557791
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

151 North Market Street
Wooster, Ohio                                                    44691
-------------------------------                                ----------
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

Yes    X                            No
     -----                              -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    X                            No
     -----                              -----

As of August 3, 2005, the latest practicable date, 3,429,244 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I   -   FINANCIAL INFORMATION

  Item 1     Consolidated Statements of Financial Condition                    3
             Consolidated Statements of Earnings                               4
             Consolidated Statements of Comprehensive Income                   5
             Consolidated Statements of Cash Flows                             6
             Notes to Consolidated Financial Statements                        8

  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    12

  Item 3     Quantitative and Qualitative Disclosures About Market Risk       18

  Item 4     Controls and Procedures                                          18


PART II -    OTHER INFORMATION

  Item 1     Legal Proceedings                                                19

  Item 2     Unregistered Sales of Equity Securities and Use of Proceeds      19

  Item 3     Defaults Upon Senior Securities                                  19

  Item 4     Submission of Matters to a Vote of Security Holders              19

  Item 5     Other Information                                                19

  Item 6     Exhibits                                                         19

 SIGNATURES                                                                   20

                                      Wayne Savings Bancshares, Inc.

                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     (In thousands, except share data)
                                                                                        (unaudited)
                                                                                           June 30,    March 31,
         ASSETS                                                                                2005         2005

Cash and due from banks                                                                   $   4,694    $   4,176
Federal funds sold                                                                           14,675       19,400
Interest-bearing deposits in other financial institutions                                    10,352        6,366
                                                                                          ---------    ---------
         Cash and cash equivalents                                                           29,721       29,942

Investment securities available for sale - at market                                         66,989       60,844
Investment securities held to maturity - at amortized cost, approximate market value
  of $12,035 and $12,101 as of June 30, 2005 and March 31, 2005, respectively                11,930       12,012
Mortgage-backed securities available for sale - at market                                    53,829       57,724
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $2,408 and $2,647 as of June 30, 2005 and March 31, 2005, respectively                      2,384        2,628
Loans receivable - net                                                                      214,581      213,627
Office premises and equipment - net                                                           8,850        8,922
Real estate acquired through foreclosure                                                         --           35
Federal Home Loan Bank stock - at cost                                                        4,439        4,386
Cash surrender value of life insurance                                                        6,643        6,581
Accrued interest receivable on loans                                                            930          757
Accrued interest receivable on mortgage-backed securities                                       242          444
Accrued interest receivable on investments and interest-bearing deposits                        749          708
Prepaid expenses and other assets                                                             4,742        3,996
Prepaid federal income taxes                                                                    560          795
                                                                                          ---------    ---------

         Total assets                                                                     $ 406,589    $ 403,401
                                                                                          =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                  $ 327,502    $ 320,586
Advances from the Federal Home Loan Bank                                                     39,000       40,000
Advances by borrowers for taxes and insurance                                                   151          612
Accrued interest payable                                                                        230          198
Accounts payable on mortgage loans serviced for others                                          218          231
Other liabilities                                                                             1,005        1,174
Deferred federal income taxes                                                                   767          401
                                                                                          ---------    ---------
         Total liabilities                                                                  368,873      363,202

Commitments                                                                                      --           --

Stockholders' equity
  Common stock (8,000,000 shares of $ .10 par value authorized; 3,934,874 and 3,907,318
    shares issued at June  30, 2005 and March 31, 2005)                                         393          391
  Additional paid-in capital                                                                 35,498       11,399
  Retained earnings - substantially restricted                                               11,399       11,371
  Less required contributions for shares acquired by Employee Stock Ownership Plan           (1,283)      (1,304)
  Less 505,630 and 282,261 shares of treasury stock at June 30, 2005 and
    March 31, 2005 - at cost                                                                 (8,211)      (4,600)
  Accumulated other comprehensive (loss) - unrealized losses on securities designated
    as available for sale                                                                       (80)        (792)
                                                                                          ---------    ---------
         Total stockholders' equity                                                          37,716       40,199
                                                                                          ---------    ---------

         Total liabilities and stockholders' equity                                       $ 406,589    $ 403,401
                                                                                          =========    =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       For the three months ended June 30,
                        (In thousands, except share data)

                                                                (unaudited) (unaudited)
                                                                      2005      2004
Interest income
  Loans                                                            $ 3,284   $ 3,163
  Mortgage-backed securities                                           512       595
  Investment securities                                                759       420
  Interest-bearing deposits and other                                  126        66
                                                                   -------   -------
         Total interest income                                       4,681     4,244

Interest expense
  Deposits                                                           1,618     1,332
  Borrowings                                                           264       293
                                                                   -------   -------
         Total interest expense                                      1,882     1,625
                                                                   -------   -------

         Net interest income                                         2,799     2,619
Provision for losses on loans                                           --        15
                                                                   -------   -------
         Net interest income after provision for losses on loans     2,799     2,604

Other income
  Gain on sale of loans                                                 25        16
  Increase in cash surrender value of life insurance                    61        71
  Service fees, charges and other operating                            322       318
                                                                   -------   -------
         Total other income                                            408       405

General, administrative and other expense
  Employee compensation and benefits                                 1,569     1,348
  Occupancy and equipment                                              425       421
  Federal deposit insurance premiums                                    11        11
  Franchise taxes                                                      129       129
  Other operating                                                      485       460
                                                                   -------   -------
         Total general, administrative and other expense             2,619     2,369
                                                                   -------   -------

         Earnings before income taxes                                  588       640

Federal incomes taxes
  Current                                                              148      (593)
  Deferred                                                              --       771
                                                                   -------   -------
         Total federal income taxes                                    148       178
                                                                   -------   -------

         NET EARNINGS                                              $   440   $   462
                                                                   =======   =======

         EARNINGS PER SHARE
           Basic                                                   $  0.13   $  0.13
                                                                   =======   =======
           Diluted                                                 $  0.13   $  0.13
                                                                   =======   =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       For the three months ended June 30,
                                 (In thousands)


                                                                       2005       2004
Net earnings                                                        $   440    $   462

Other comprehensive income (loss), net of tax:
  Unrealized holding gains on securities, net of taxes (benefits)
    of $367 and $(600), during the respective periods                   712     (1,165)
                                                                    -------    -------

Comprehensive income (loss)                                         $ 1,152    $  (703)
                                                                    =======    =======

Accumulated comprehensive loss                                      $   (80)   $  (686)
                                                                    =======    =======

See accompanying notes to consolidated financial statements.

                                    Wayne Savings Bancshares, Inc.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the three months ended June 30,
                                           (In thousands)

                                                                                          2005        2004
Cash flows from operating activities:
  Net earnings for the period                                                         $    440    $    462
  Adjustments to reconcile net earnings to net cash
  Provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                     152         382
    Amortization of deferred loan origination fees                                         (38)        (87)
    Depreciation and amortization                                                          159         137
    Gain on sale of loans                                                                  (15)         (8)
    Proceeds from sale of loans in the secondary market                                  1,181         918
    Loans originated for sale in the secondary market                                   (1,166)       (917)
    Provision for losses on loans                                                           --          15
    Federal Home Loan Bank stock dividends                                                 (53)        (42)
    Increase (decrease) in cash:
      Accrued interest receivable on loans                                                (173)       (880)
      Accrued interest receivable on mortgage-backed securities                            202          49
      Accrued interest receivable on investments and interest-bearing deposits             (41)       (200)
      Prepaid expenses and other assets                                                   (746)       (346)
      Accrued interest payable                                                              32          (3)
      Accounts payable on mortgage loans serviced for others                               (13)         (7)
      Other liabilities                                                                   (169)       (283)
      Federal income taxes
        Current                                                                            235        (673)
        Deferred                                                                            --         771
                                                                                      --------    --------
          Net cash used in operating activities                                           (13)       (712)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                    (5,344)     (8,255)
  Proceeds from maturity of investment securities designated as held to maturity            73          14
  Proceeds from maturity of investment securities designated as available for sale          39         500
  Purchase of mortgage-backed securities designated as available for sale               (4,706)     (3,049)
  Principal repayments on mortgage-backed securities designated as held to maturity        241         779
  Principal repayments and sales of mortgage-backed securities designated as
    available for sale                                                                   8,698      11,657
  Loan principal repayments                                                             35,273      13,594
  Loan disbursements                                                                   (36,264)    (11,988)
  Purchase of office premises and equipment - net                                          (87)       (111)
  Proceeds from sale of real estate acquired through foreclosure                           112         100
  Increase in cash surrender value of life insurance                                       (62)        (71)
  Net cash used in the acquisition of Stebbins Bancshares, Inc.                             --      (1,314)
                                                                                      --------    --------
          Net cash provided by (used in) investing activities                           (2,027)      1,856
                                                                                      --------    --------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                   (2,040)      1,144
                                                                                      --------    --------


See accompanying notes to consolidated financial statements.


                              Wayne Savings Bancshares, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            For the three months ended June 30,
                                      (In thousands)


                                                                                      2005        2004
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                             $ (2,040)   $  1,144

Cash flows provided by (used) in financing activities:
  Net increase (decrease) in deposit accounts                                        6,915        (221)
  Proceeds from Federal Home Loan Bank advances                                     14,000          --
  Repayments of Federal Home Loan Bank advances                                    (15,000)     (5,000)
  Advances by borrowers for taxes and insurance                                       (461)       (390)
  Dividends paid on common stock                                                      (412)       (447)
  Proceeds from exercise of stock options                                              367          --
  Amortization of employee stock ownership benefit plan                                 21          38
  Purchase of treasury shares                                                       (3,611)       (413)
                                                                                  --------    --------
          Net cash used in financing activities                                      1,819      (6,433)
                                                                                  --------    --------

Net decrease in cash and cash equivalents                                             (221)     (5,289)

Cash and cash equivalents at beginning of period                                    29,942      19,887
                                                                                  --------    --------

Cash and cash equivalents at end of period                                        $ 29,721    $ 14,598
                                                                                  ========    ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                          $     --    $     --
                                                                                  ========    ========

    Interest on deposits and borrowings                                           $  1,850    $  1,611
                                                                                  ========    ========


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                $     81    $     --
                                                                                  ========    ========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                    $    712    $ (1,165)
                                                                                  ========    ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                             $     10    $      8
                                                                                  ========    ========

  Fair value of assets received in the acquisition of Stebbins Bancshares, Inc.   $     --    $ 24,539
                                                                                  ========    ========

  Goodwill recognized in the acquisition of Stebbins Bancshares, Inc.             $     --    $  1,470
                                                                                  ========    ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2005 and 2004

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements for the three months ended June 30, 2005 and 2004 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2005.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

      During fiscal 2004, the Company's Board of Directors approved a business combination, which was completed in June 2004, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the June 30, 2004 consolidated financial statements herein include the accounts of Stebbins National Bank from the June 1, 2004 acquisition date through June 30, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For three month periods ended June 30, 2005 and 2004


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

                                                  For the three months ended
                                                            June 30,
                                                        2005          2004

      Weighted-average common shares
        outstanding (basic)                        3,439,760     3,636,504
      Dilutive effect of assumed exercise
        of stock options                              17,552        32,632
                                                   ---------     ---------
      Weighted-average common shares
        outstanding (diluted)                      3,457,312     3,669,136
                                                   =========     =========

      All outstanding options were included in the diluted earnings per share calculation for the three month periods ending June 30, 2005 and 2004.

4.    Stock Option Plan
      -----------------

      The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with 2,567 options outstanding at June 30, 2005. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of June 30, 2005, all options under the 2004 Plan have been granted, are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised.

      In the fourth quarter of fiscal 2005, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payment." SFAS No. 123(R) requires the recognition of compensation related stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. Subsequent to the adoption of SFAS No. 123(R), the Company modified 163,265 stock option awards under the 2004 Stock Option Plan, eliminating the reload options contained therein and immediately vesting these shares. Pursuant to SFAS No. 123(R), the modification represents a new grant. Accordingly, in accordance with the modified prospective application method under SFAS No. 123(R), the Company recognized compensation costs representing the fair value of the option awards at the date of modification.

      The Company accounted for its stock option plans in fiscal 2004 pursuant SFAS No. 123, "Accounting for Stock-Based Compensation," which also provided for a fair value-based method for measuring compensation cost at the grant date based on the fair value of the award at the grant date. Compensation was then

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For three month periods ended June 30, 2005 and 2004

4.    Stock Option Plan (continued)
      -----------------

      recognized over the service period, generally defined as the vesting period. Alternatively, SFAS No. 123 permitted entities to continue to account for stock options using the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continued to account for stock options using APB Opinion No. 25 were required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Wayne Savings had continued to account for stock based compensation in accordance with APB Opinion No. 25.

      In accordance with APB Opinion No. 25, no compensation cost has been recognized for the plans in the quarter ended June 30, 2004. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share for the three-month period ended June 30, 2004 would have been reported as the pro forma amounts indicated below:

                                                                        Three months
                                                                        June 30,2004

      Net earnings (In thousands)                          As reported    $   462
                                  Stock-based compensation, net of tax        (27)
                                                                          -------

                                                             Pro-forma    $   435
                                                                          =======
      Earnings per share
        Basic                                               As reported   $   .13
                                  Stock-based compensation, net of tax         --
                                                                          -------

                                                             Pro-forma    $   .13
                                                                          =======

        Diluted                                            As reported    $   .13
                                  Stock-based compensation, net of tax       (.01)
                                                                          -------

                                                             Pro-forma    $   .12
                                                                          =======

      There were no options granted during the three months ended June 30, 2005 or June 30, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended June 30, 2005 and 2004


4.    Stock Option Plan (continued)
      -----------------

      A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2005 and 2004, and the three months ended June 30, 2005 is presented below:

                                              Three months ended                      Year ended
                                                   June 30,                            March 31,
                                                    2005                    2005                      2004
                                                        Weighted-                Weighted-                Weighted-
                                                         average                  average                  average
                                                         exercise                 exercise                 exercise
                                              Shares      price       Shares       price        Shares       price
      Outstanding at beginning of period     214,204    $   13.84     214,204    $   13.84       28,666    $    6.26
      Granted                                     --           --     163,265        13.95      204,081        13.95
      Exercised                              (27,556)       13.35          --           --      (18,543)        3.31
      Forfeited                                   --           --    (163,265)      (13.95)          --           --
                                           ---------    ---------   ---------    ---------    ---------    ---------

      Outstanding at end of period           186,648    $   13.92     214,204    $   13.84      214,204    $   13.84
                                           =========    =========   =========    =========    =========    =========

      Options exercisable at period-end      186,648    $   13.92     214,204    $   13.84       10,123    $   11.67
                                           =========    =========   =========    =========    =========    =========

      Fair value of options granted                     $      --                $    4.07                 $    3.93
                                                        =========                =========                 =========

      The following information applies to options outstanding at June 30, 2005:

      Number outstanding.......................................          186,648
      Range of exercise prices.................................  $11.67 - $13.95
      Weighted-average exercise price..........................           $13.92
      Weighted-average remaining contractual life..............       8.75 years

      The fair value of options granted has been based on the Black Scholes pricing model using a dividend yield of 4.5% and 3.3%, expected volatility of 27.3% and 28.8% for fiscal 2005 and 2004, respectively. All options granted in fiscal 2004 have expected lives of ten years, while the options granted in fiscal 2005 have expected lives of nine years.

5.    Reclassifications
      -----------------

      Certain amounts in the statement of earnings have been reclassified to conform to the 2005 consolidated financial statement presentation.

ITEM 2           MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Average Balance Sheet

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                                For the three months ended June 30,
                                 -------------------------------------------------------------
                                             2005                             2004
                                 -----------------------------    ----------------------------
                                 Average               Average    Average              Average
                                 Balance    Interest     Rate     Balance   Interest     Rate
                                 -------    --------     ----     -------   --------     ----
                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)       $213,111   $  3,284     6.16%   $207,928   $  3,163     6.08%
  Mortgage-backed
    securities(2)                  58,657        512     3.49      84,799        595     2.81
  Investment securities            76,749        759     3.96      43,719        420     3.84
  Interest-bearing deposits(3)     17,617        126     2.86      29,778         66      .89
                                 --------   --------             --------   --------
     Total interest-
       earning assets             366,134      4,681     5.11     366,224      4,244     4.64
Non-interest-earning assets        25,724                           9,482
                                 --------                        --------
     Total assets                $391,858                        $375,706
                                 ========                        ========

Interest-bearing liabilities:
  Deposits                       $321,346   $  1,618     2.01%   $301,040   $  1,332     1.77%
  Borrowings                       29,392        264     3.59      28,780        293     4.07
                                 --------   --------             --------   --------
     Total interest-
       bearing liabilities        350,738      1,882     2.15     329,820      1,625     1.97
                                            --------   ------               --------   ------
Non-interest bearing
  liabilities                       1,364                           4,504
                                 --------                        --------
     Total liabilities            352,102                         334,324
Stockholders' equity               39,756                          41,382
                                 --------                        --------
     Total liabilities and
       stockholders' equity      $391,858                        $375,706
                                 ========                        ========
Net interest income                         $  2,799                        $  2,619
                                            ========                        ========
Interest rate spread(4)                                  2.96%                           2.67%
                                                       ======                          ======
Net yield on interest-
  earning assets(5)                                      3.06%                           2.86%
                                                       ======                          ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                         104.39%                         111.04%
                                                       ======                          ======

------------------------------------------

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from March 31, 2005 to June 30, 2005
------------------------------------------------------------------------------

At June 30, 2005, we had total assets of $406.6 million, an increase of $3.2 million, or .8%, from March 31, 2005 levels.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, increased by $5.8 million, or 5.7%, to $108.6 million at June 30, 2005 mainly due to purchases of available for sale investment securities amounting to $5.3 million. Mortgage-backed securities decreased by $4.1 million, or 6.9%, to $56.2 million as these securities continued to experience significant principal repayments due to the general low interest rate environment, partially offset by purchases of mortgage-backed securities totaling $4.7 million.

During the three month period ended June 30, 2005 loans receivable increased $954,000 as the Bank originated $37.4 million of loans offset by received payments of $35.3 million and loan sales totaling $1.2 million. Rather than reinvest funds from sales of and repayments on loans in long-term, fixed rate and low yielding residential loans during this period of historically low interest rates, management has invested in short-term marketable securities and adjustable rate commercial loans. The Company believes that investing in short-term securities and adjustable-rate loans positions the Company favorably in an increasing interest rate environment by providing it with the flexibility to redeploy such assets in higher yielding loans and other investments as interest rates rise. The composition of the loan portfolio has changed during the three months due to a net decrease of $6.4 million in residential and construction mortgage loans offset by increases in multi-family real estate loans of $3.6 million, nonresidential mortgage loans totaling $2.8 million and a net increase in commercial loans of $1.2 million in connection with the Bank's increased emphasis on commercial lending.

                                            June 30, 2005          March 31, 2005
                                                   (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1)     $154,280      70.73%   $157,658      72.60%
   Residential construction loans           4,842       2.22       7,872       3.63
   Multi-family residential                 7,698       3.53       4,053       1.87
   Non-residential real estate/land(2)     31,781      14.57      29,187      13.44
                                         --------   --------    --------   --------
     Total mortgage loans                 198,601      91.05     198,770      91.54
Other loans:
   Consumer loans(3)                        4,227       1.94       4,306       1.98
   Commercial business loans               15,290       7.01      14,075       6.48
                                         --------   --------    --------   --------
     Total other loans                     19,517       8.95      18,381       8.46
   Total loans before net items           218,118     100.00%    217,151     100.00%
                                                    ========               ========
Less:
   Loans in process                         1,694                  1,638
   Deferred loan origination fees             470                    512
   Allowance for loan losses                1,373                  1,374
                                         --------               --------
     Total loans receivable, net         $214,581               $213,627
                                         ========               ========
   Mortgage-backed securities, net(4)    $ 56,213               $ 60,352
                                         ========               ========

-----------------------------------

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $20.5 million and $20.3 million as of June 30, 2005 and March 31, 2005, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.
(2) Includes land loans of $1.2 million and $1.4 as of June 30, 2005 and March 31, 2005, respectively.
(3) Includes second mortgage loans of $1.3 million and $1.4 million as of June 30, 2005 and March 31, 2005, respectively.
(4)   Includes mortgage-backed securities designated as available for sale.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nonperforming and impaired loans amounted to $1.4 million at June 30, 2005, as compared with $906,000 in nonperforming and impaired loans at March 31, 2005. Such loans consisted, on both dates, of primarily residential mortgage loans. Historically, the Company generally has not recognized losses on nonperforming loans secured by residential mortgages. The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of June 30, 2005 and March 31, 2005.

                                                             June 30,  March 31,
                                                                 2005       2005
Past due loans 30-89 days:
  Mortgage loans:
    One- to four-family residential                            $1,039    $  895
    Nonresidential                                                 14        --
    Land                                                           --        --
  Non-mortgage loans:
    Commercial business loans                                       3        --
    Consumer loans                                                 72        11
                                                               ------    ------
                                                                1,128       906

Non-accrual loans:
  Mortgage loans:
    One- to four-family residential                             1,227       895
    All other mortgage loans                                       42        --
  Non-mortgage loans:
    Commercial business loans                                     102        --
    Consumer                                                        8        11
                                                               ------    ------
Total non-accrual loans                                         1,379       906
Accruing loans 90 days or more delinquent                          --        --
                                                               ------    ------

Total non-performing loans                                      1,379       906
Loans deemed impaired                                              --        --
                                                               ------    ------
Total non-performing and impaired loans                         1,379       906
Total real estate acquired through foreclosure                     --        35
                                                               ------    ------
Total non-performing and impaired assets                       $1,379    $  941
                                                               ======    ======

Total non-performing and impaired loans to net
  loans receivable                                               0.64%     0.42%
                                                               ======    ======
Total non-performing and impaired loans to total assets          0.34%     0.22%
                                                               ======    ======
Total non-performing and impaired assets to total assets         0.34%     0.23%
                                                               ======    ======

In addition, the Company reclassified $2.8 million of the Stebbins portfolio as substandard. These loans are not delinquent, but until they can be restructured and supported by current financial statements, the Company will continue to classify them as substandard.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial  Condition  Changes from March 31, 2005 to June 30, 2005
--------------------------------------------------------------------------------
(continued)
-----------

Historically, the Company has had minimal loan losses charged off through the allowance. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                   For the three months      For the year
                                                          ended                 ended
                                                      June 30, 2005         March 31, 2005
Loans receivable, net                                    $ 214,581            $ 213,627
                                                         =========            =========
Average loans receivable, net                            $ 213,111            $ 212,785
                                                         =========            =========

Allowance balance (at beginning of period)               $   1,374            $     815
Charge-offs:
  Mortgage loans:
    One- to four-family                                         (7)                 (28)
    Residential construction                                    --                   --
    Multi-family residential                                    --                   --
    Non-residential real estate and land                        --                   --
  Other loans:
    Consumer                                                   (15)                 (44)
    Commercial                                                  --                  (54)
                                                         ---------            ---------
         Gross charge-offs                                     (22)                (126)
                                                         ---------            ---------
Recoveries:
  Mortgage loans:
    One- to four-family                                         --                   --
    Residential construction                                    --                   --
    Multi-family residential                                    --                   --
    Non-residential real estate and land                        --                   --
  Other loans:
    Consumer                                                    13                   25
    Commercial                                                   8                   --
                                                         ---------            ---------
         Gross recoveries                                       21                   25
                                                         ---------            ---------
         Net charge-offs                                        (1)                (101)
                                                         ---------            ---------
Provision charged to operations                                 --                  430
Stebbins acquisition                                            --                  230
                                                         ---------            ---------
Allowance for loans losses balance (at end
  of period)                                             $   1,373            $   1,374
                                                         =========            =========
Allowance for loan losses as a percent of loans
  receivable, net at end of period                            0.64%                0.64%
                                                         =========            =========
Net loans charged off as a percent of average
  loans receivable, net                                       0.00%                0.05%
                                                         =========            =========
Ratio of allowance for loan losses to non-
  performing loans at end of period                         100.44%              151.66%
                                                         =========            =========

Deposits at June 30, 2005, totaled $327.5 million, an increase of $6.9 million from $320.6 million at March 31, 2005, due to Bank's competitive deposit pricing in all market areas.

Stockholders' equity decreased by $2.5 million during the three months ended June 30, 2005, due mainly to the purchase of treasury stock of $3.6 million and dividends totaling $412,000. These amounts were offset by increases in the unrealized gain on available for sale securities of $712,000, generally reflecting the recent decrease in rates, $440,000 in net earnings for the three months ended June 30, 2005 and funds from stock options exercised of $367,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended June 30, 2005
--------------------------------------------------------------------------------
and 2004
--------

General
-------

Net earnings totaled $440,000 for the quarter ended June 30, 2005, a decrease of $22,000, or 4.8%, compared to the net earnings of $462,000 for the quarter ended June 30, 2004. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $250,000, or 10.6%, offset by an increase in net interest income of $180,000, or 6.9%, and a decrease in federal income taxes of $30,000, or 16.9%.

The Company has maintained its strategy to aggressively manage interest rate risk. This strategy negatively affected earnings for the three months ended June 30, 2005. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment by providing it with the flexibility to redeploy such assets in higher yielding loans and other investments as interest rates rise.

Interest Income
---------------

Interest income increased $437,000, or 10.3%, to $4.7 million for the three months ended June 30, 2005, compared to the same period in 2004. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.11% from 4.64% for the period ended June 30, 2004. The yield increase is primarily due to the Federal Reserve raising the prime rate 2.25% over the past year and the corresponding impact on the Company's investment securities and interest-bearing deposits. The Company purposefully invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrifices short-term income, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in a rising rate environment.

Interest income on loans increased $121,000, or 3.8%, for the three months ended June 30, 2005, compared to the same period in 2004, due primarily to an increase in the weighted-average balance of loans period to period of $5.2 million to $213.1 million for the 2005 period coupled with an eight basis point increase in the weighted average yield on loans outstanding.

Interest income on mortgage-backed securities decreased $83,000 during the three months ended June 30, 2005, compared to the same period in 2004, due primarily to a decrease of $26.1 million, or 30.8%, in the weighted-average balance caused mainly by normal repayments. The decrease in the weighted average balance was offset by an increase of 68 basis points to a weighted average yield of 3.49% as compared to 2.81%, from the comparable 2004 period. The slowdown of prepayments causes premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities.

Interest income on investment securities increased by $339,000, or 80.7%, during the 2005 period compared to the same period in 2004, reflecting an increase in the weighted average balance of $33.0 million, or 75.6%, to $76.7 million from $43.7 million during the comparable 2004 period, coupled with an increase in the average yield of 12 basis points to 3.96%.

Interest income on interest-bearing deposits increased by $60,000, or 90.9%, for the three months ended June 30, 2005, due primarily to an increase in the average yield of 197 basis points to an average yield of 2.86% from an average yield of .89% for the quarter ended June 30, 2004 offset by a decrease in the weighted average balance of $12.2 million, or 40.8%, compared to the 2004 period of $29.8 million

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended June 30, 2005
--------------------------------------------------------------------------------
and 2004 (continued)
--------------------

Interest Expense
----------------

Interest expense for the three months ended June 30, 2005 totaled $1.9 million, an increase of $257,000, or 15.8%, from interest expense for the three months ended June 30, 2004. The increase resulted from an increase in the average balance of deposits and borrowings outstanding of $20.9 million, or 6.3%, to $350.7 million for the period ended June 30, 2005 and an 18 basis point increase in the average cost of funds to 2.15% for the 2005 period.

Interest expense on deposits totaled $1.6 million for the three months ended June 30, 2005, an increase of $286,000, or 21.5%, compared to the three months ended June 30, 2004, as a result of an increase in the average balance outstanding of $20.3 million, or 6.7%, to $321.3 million for the 2005 period coupled with a 24 basis point increase in the average cost of deposits to 2.01% for the 2005 period.

Interest expense on borrowings totaled $264,000 for the three months ended June 30, 2005, a decrease of $29,000, or 9.9%, from the 2004 period, primarily due to a decrease on the weighted average yield of 48 basis points to an average yield of 3.59% for the three months ended June 30, 2005.

Net Interest Income
-------------------

Net interest income totaled $2.8 million for the three months ended June 30, 2005, an increase of $180,000, or 6.9%, from the three month period ended June 30, 2004. The average interest rate spread increased to 2.96% for the three months ended June 30, 2005 from 2.67% for the three months ended June 30, 2004. The net interest margin increased to 3.06% for the three months ended June 30, 2005 from 2.86% for the three months ended June 30, 2004.

Provision for Losses on Loans
-----------------------------

The Company did not record any provision for losses on loans for the period ending June 30, 2005. For the period ended June 30, 2004, management recorded a $15,000 provision for losses on loans. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2005.

Other Income
------------

Other income, consisting primarily of the cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts remained relatively unchanged for the three months ended June 30, 2005 as compared with the quarter ending June 30, 2004. There was a $9,000 increase on the gain on sale of loans offset by a decrease of $10,000 in the cash surrender value of life insurance.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $250,000, or 10.6%, to $2.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase resulted primarily from an increase in employee compensation and benefits expense of $221,000, or 16.4%, coupled with an increase of $25,000, or 5.4%, increase in other operating expense. The increase in employee compensation and benefits was mainly due to the addition of the Stebbins branch acquired in June 2004 and the expansion of personnel needed to enhance our commercial lending department and to establish a trust department staffed by a team of qualified, experienced trust professionals. The increase in other operating expense was primarily due to the amortization of the Stebbin's intangibles.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended June 30, 2005
--------------------------------------------------------------------------------
and 2004 (continued)
--------------------

Federal Income Taxes
--------------------

The provision for federal income taxes was $148,000 for the three months ended June 30, 2005, a decrease of $30,000, or 16.9%, compared to the same period in 2004, primarily due to the $52,000, or 8.1%, decrease in earnings before federal income taxes. The effective tax rate for the three months ended June 30, 2005, was 25.2% as compared to 27.8% for the same period in 2004. The effective tax rate for the three months ended June 30, 2005 declined mainly due to income earned from the purchase of additional tax advantaged municipal securities.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in the Company's market risk since the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2005.


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

                         Wayne Savings Bancshares, Inc.

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         (a)      Not applicable

         (b)      Not applicable

         (c) The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2005.

                                                                   Total # of       Maximum # of shares
                                      Total         Average     shares purchased    which may still be
                                   # of shares    price paid     as part of the     purchased as part
         Period                     purchased      per share     announced plan    of the announced plan
         ------                     ---------      ---------      -------------    ---------------------
         April 1-30, 2005                --          $   --            --                 100,730
         May 1-31, 2005              22,500          $15.39            --                  78,230
         June 1-30, 2005(1)         183,369          $16.25            --                 247,294


         Notes to the Table:

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





Date:   August 3, 2005                         By:  /s/ Charles F. Finn
      ---------------------------                   ----------------------------
                                                    Charles F. Finn
                                                    Chairman and President



Date:   August 3, 2005                         By:  /s/ Michael C. Anderson
      ---------------------------                   ----------------------------
                                                    Michael C. Anderson
                                                    Chief Financial Officer