Form 10-Q
period 2005-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2005-11-14
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

Yes |_|                                 No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_|                                 No |X|

As of October 28, 2005, the latest practicable date, 3,364,244 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I  -  FINANCIAL INFORMATION

  Item 1   Consolidated Statements of Financial Condition                      3
           Consolidated Statements of Earnings                                 4
           Consolidated Statements of Comprehensive Income                     5
           Consolidated Statements of Cash Flows                               6
           Notes to Consolidated Financial Statements                          8

  Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12

  Item 3   Quantitative and Qualitative Disclosures About Market Risk         23

  Item 4   Controls and Procedures                                            23

PART II -  OTHER INFORMATION

  Item 1   Legal Proceedings                                                  24

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        24

  Item 3   Defaults Upon Senior Securities                                    24

  Item 4   Submission of Matters to a Vote of Security Holders                24

  Item 5   Other Information                                                  24

  Item 6   Exhibits                                                           24

 SIGNATURES                                                                   25

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                                  September 30,         March 31,
         ASSETS                                                                                            2005              2005
                                                                                                    (Unaudited)
Cash and due from banks                                                                               $   2,734         $   4,176
Federal funds sold                                                                                           --            19,400
Interest-bearing deposits in other financial institutions                                                11,460             6,366
                                                                                                      ---------         ---------
         Cash and cash equivalents                                                                       14,194            29,942

Investment securities available for sale - at market                                                     65,664            60,844
Investment securities held to maturity - at amortized cost, approximate market value
  of $11,979 and $12,101 as of September 30, 2005 and March 31, 2005, respectively                       11,904            12,012
Mortgage-backed securities available for sale - at market                                                47,099            57,724
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $2,110 and $2,647 as of September 30, 2005 and March 31, 2005, respectively                             2,092             2,628
Loans receivable - net                                                                                  225,698           213,627
Office premises and equipment - net                                                                       8,738             8,922
Real estate acquired through foreclosure                                                                     49                35
Federal Home Loan Bank stock - at cost                                                                    4,494             4,386
Cash surrender value of life insurance                                                                    6,706             6,581
Accrued interest receivable on loans                                                                        973               757
Accrued interest receivable on mortgage-backed securities                                                   215               444
Accrued interest receivable on investments and interest-bearing deposits                                    755               708
Prepaid expenses and other assets                                                                         4,180             3,996
Prepaid federal income taxes                                                                                432               795
                                                                                                      ---------         ---------

         Total assets                                                                                 $ 393,193         $ 403,401
                                                                                                      =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                              $ 325,818         $ 320,586
Advances from the Federal Home Loan Bank                                                                 28,500            40,000
Advances by borrowers for taxes and insurance                                                               461               481
Accrued interest payable                                                                                    239               198
Accounts payable on mortgage loans serviced for others                                                      194               231
Other liabilities                                                                                           828             1,305
Deferred federal income taxes                                                                               690               401
                                                                                                      ---------         ---------
         Total liabilities                                                                              356,730           363,202

Commitments                                                                                                  --                --

Stockholders' equity
   Preferred stock (500,000 shares of $.10 par value authorized-
    no preferred stock issued as of September 30, 2005 or March 31,2005)                                     --                --
  Common stock (9,000,000 shares of $ .10 par value authorized; 3,934,874 and 3,907,318 shares
    issued at September 30, 2005 and March 31, 2005)                                                        393               391
  Additional paid-in capital                                                                             35,525            35,133
  Retained earnings - substantially restricted                                                           11,463            11,371
  Less required contributions for shares acquired by Employee Stock Ownership Plan                       (1,280)           (1,304)
  Less 570,630 and 282,261 shares of treasury stock at September 30, 2005 and
    March 31, 2005 - at cost                                                                             (9,256)           (4,600)
  Accumulated other comprehensive loss - unrealized losses on securities designated
    as available for sale                                                                                  (382)             (792)
                                                                                                      ---------         ---------
         Total stockholders' equity                                                                      36,463            40,199
                                                                                                      ---------         ---------

         Total liabilities and stockholders' equity                                                   $ 393,193         $ 403,401
                                                                                                      =========         =========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Six months           Three months
                                                                           ended                  ended
                                                                       September 30,          September 30,
                                                                       2005       2004        2005       2004
                                                                                   (Unaudited)
Interest income
  Loans                                                             $ 6,725    $ 6,394     $ 3,441    $ 3,231
  Mortgage-backed securities                                            979      1,168         467        573
  Investment securities                                               1,533        925         774        505
  Interest-bearing deposits and other                                   242        138         116         72
                                                                    -------    -------     -------    -------
         Total interest income                                        9,479      8,625       4,798      4,381

Interest expense
  Deposits                                                            3,346      2,695       1,728      1,363
  Borrowings                                                            502        539         238        246
                                                                    -------    -------     -------    -------
         Total interest expense                                       3,848      3,234       1,966      1,609
                                                                    -------    -------     -------    -------

         Net interest income                                          5,631      5,391       2,832      2,772
Provision for losses on loans                                            --         30          --         15
                                                                    -------    -------     -------    -------
         Net interest income after provision for losses on loans      5,631      5,361       2,832      2,757

Other income
  Gain on sale of loans                                                  69        142          44        126
  Increase in cash surrender value of life insurance                    125        137          63         66
  Service fees, charges and other operating                             660        619         339        301
                                                                    -------    -------     -------    -------
         Total other income                                             854        898         446        493

General, administrative and other expense
  Employee compensation and benefits                                  3,113      2,784       1,544      1,436
  Occupancy and equipment                                               901        847         476        426
  Federal deposit insurance premiums                                     22         23          11         12
  Franchise taxes                                                       261        297         132        168
  Other operating                                                       974        998         489        538
                                                                    -------    -------     -------    -------
         Total general, administrative and other expense              5,271      4,949       2,652      2,580
                                                                    -------    -------     -------    -------

         Earnings before income taxes                                 1,214      1,310         626        670

Federal incomes taxes
  Current                                                               229        414          81        602
  Deferred                                                               78        (55)         78       (421)
                                                                    -------    -------     -------    -------
         Total federal income taxes                                     307        359         159        181
                                                                    -------    -------     -------    -------

         NET EARNINGS                                               $   907    $   951     $   467    $   489
                                                                    =======    =======     =======    =======

         EARNINGS PER SHARE
           Basic                                                    $  0.27    $  0.26     $  0.14    $  0.13
                                                                    =======    =======     =======    =======
           Diluted                                                  $  0.27    $  0.26     $  0.14    $  0.13
                                                                    =======    =======     =======    =======

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                          Six months             Three months
                                                                            ended                   ended
                                                                        September 30,           September 30,
                                                                        2005        2004        2005        2004
                                                                                     (Unaudited)
Net earnings                                                         $   907     $   951     $   467     $   489

Other comprehensive income:
  Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $211, $(172), $(156) and $429 during the
    respective periods                                                   410        (333)       (302)        832
                                                                     -------     -------     -------     -------

Comprehensive income                                                 $ 1,317     $   618     $   165     $ 1,321
                                                                     =======     =======     =======     =======

Accumulated comprehensive income (loss)                              $  (382)    $   146     $  (382)    $   146
                                                                     =======     =======     =======     =======

                         Wayne Savings Bancshares, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended September 30,
                                 (In thousands)

                                                                                             2005         2004
Cash flows from operating activities:
  Net earnings for the period                                                            $    907     $    951
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                        281          711
    Amortization of deferred loan origination fees                                            (74)        (134)
    Depreciation and amortization                                                             319          301
    Gain on sale of loans                                                                     (17)        (142)
    Proceeds from sale of loans in the secondary market                                     5,669        2,406
    Loans originated for sale in the secondary market                                      (5,654)      (2,355)
    Provision for losses on loans                                                              --           30
    Federal Home Loan Bank stock dividends                                                   (108)         (87)
    Increase (decrease) in cash:
      Accrued interest receivable on loans                                                   (216)         (71)
      Accrued interest receivable on mortgage-backed securities                               229           88
      Accrued interest receivable on investments and interest-bearing deposits                (47)        (197)
      Prepaid expenses and other assets                                                      (184)        (848)
      Accrued interest payable                                                                 41            3
      Accounts payable on mortgage loans serviced for others                                  (37)         (78)
      Other liabilities                                                                      (477)        (283)
      Federal income taxes
        Current                                                                               363          414
        Deferred                                                                               78         (350)
                                                                                         --------     --------
          Net cash provided by operating activities                                         1,073          359

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                       (5,344)     (10,989)
  Proceeds from maturity of investment securities designated as held to maturity               89           25
  Proceeds from maturity of investment securities designated as available for sale          1,051        1,500
  Purchase of mortgage-backed securities designated as available for sale                  (5,706)      (3,049)
  Principal repayments on mortgage-backed securities designated as held to maturity           530        1,199
  Principal repayments on mortgage-backed securities designated as available for sale      13,309       19,594
  Proceeds from sale of mortgage-backed securities designated as available for sale         2,860           --
  Loan principal repayments                                                                18,325       24,951
  Loan disbursements                                                                      (30,449)     (20,986)
  Purchase of office premises and equipment - net                                            (135)        (263)
  Proceeds from sale of real estate acquired through foreclosure                              115          100
  Increase in cash surrender value of life insurance                                         (125)        (137)
  Net cash used in the acquisition of Stebbins Bancshares, Inc.                                --       (1,314)
                                                                                         --------     --------
          Net cash provided by (used in) investing activities                              (5,480)      10,631
                                                                                         --------     --------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                      (4,407)      10,990
                                                                                         --------     --------

                         Wayne Savings Bancshares, Inc.

                     For the six months ended September 30,
                                 (In thousands)

                                                                                   2005         2004
          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                          $ (4,407)    $ 10,990

Cash flows used in financing activities:
  Net increase (decrease) in deposit accounts                                     5,232       (4,730)
  Proceeds from Federal Home Loan Bank advances                                  17,500           --
  Repayments of Federal Home Loan Bank advances                                 (29,000)      (5,000)
  Advances by borrowers for taxes and insurance                                     (20)         (52)
  Dividends paid on common stock                                                   (815)        (879)
  Proceeds from exercise of stock options                                           367           --
  Tax benefits from exercise of stock options                                        27           --
  Amortization of employee stock ownership benefit plan                              24          317
  Purchase of treasury shares                                                    (4,656)      (1,762)
                                                                               --------     --------
          Net cash used in financing activities                                 (11,341)     (12,106)
                                                                               --------     --------

Net decrease in cash and cash equivalents                                       (15,748)      (1,116)

Cash and cash equivalents at beginning of period                                 29,942       19,887
                                                                               --------     --------

Cash and cash equivalents at end of period                                     $ 14,194     $ 18,771
                                                                               ========     ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Federal income taxes                                                       $    325     $     --
                                                                               ========     ========

    Interest on deposits and borrowings                                        $  3,807     $  3,214
                                                                               ========     ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure             $    129     $    141
                                                                               ========     ========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                 $    410     $   (333)
                                                                               ========     ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                          $     52     $     21
                                                                               ========     ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2005 and 2004

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements for the six and three months ended September 30, 2005 and 2004 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2005.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the six and three month period ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

      During fiscal 2004, the Company's Board of Directors approved a business combination, which was completed in June 2004, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the September 30, 2004 consolidated financial statements herein include the accounts of Stebbins National Bank from the June 1, 2004 acquisition date through September 30, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For six and three month periods ended September 30, 2005 and 2004

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

                                              For the six months ended      For the three months ended
                                                    September 30,                 September 30,
                                                    2005           2004           2005           2004
      Weighted-average common shares
        outstanding (basic)                    3,365,102      3,616,294      3,273,901      3,596,303
      Dilutive effect of assumed exercise
        of stock options                          18,808         31,175         14,354         29,694
                                               ---------      ---------      ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                  3,383,910      3,647,469      3,288,255      3,625,997
                                               =========      =========      =========      =========

      All outstanding options were included in the diluted earnings per share calculation for the three and six month periods ending September 30, 2005 and 2004.

4.    Stock Option Plan
      -----------------

      The Company has a 1993 Incentive Stock Option Plan that provided for the grant of options covering 196,390 shares of authorized common stock, as adjusted, with 2,567 options outstanding at September 30, 2005. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to a corresponding number of shares of common stock. As of September 30, 2005, all options under the 2004 Plan have been granted, are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised.

      In the fourth quarter of fiscal 2005, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payment." SFAS No. 123(R) requires the recognition of compensation related stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. Subsequent to the adoption of SFAS No. 123(R), the Company modified 163,265 stock option awards under the 2004 Stock Option Plan, eliminating the reload options contained therein and immediately vesting these shares. Pursuant to SFAS No. 123(R), the modification represented a new grant. Accordingly, in accordance with the modified prospective application method under SFAS No. 123(R), the Company recognized compensation costs representing the fair value of the option awards at the date of modification.

      Prior to the fourth quarter of 2005, the Company accounted for its stock option plans pursuant SFAS No. 123, "Accounting for Stock-Based Compensation," which also provided for a fair value-based method for measuring compensation cost at the grant date based on the fair value of the award at the grant date. Compensation was then recognized over the service period, generally defined as the vesting period.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For six and three month periods ended September 30, 2005 and 2004

4.    Stock Option Plan (continued)
      -----------------------------

      Alternatively, SFAS No. 123 permits entities to continue to account for stock options using the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 were required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Wayne Savings had continued to account for stock based compensation in accordance with APB Opinion No. 25.

      In accordance with APB Opinion No. 25, no compensation cost has been recognized for the plans in the six months or quarter ending September 30, 2004. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share for the three-month period ended September 30, 2004 would have been reported as the pro forma amounts indicated below:

                                                                   Six months ended    Three months ended
                                                                     September 30,        September, 30
                                                                         2004                 2004
      Net earnings (In thousands)             As reported                $951                 $489
                     Stock-based compensation, net of tax                 (54)                 (27)
                                                                         ----                 ----

                                                Pro-forma                $897                 $462
                                                                         ====                 ====
      Earnings per share
        Basic                                 As reported                $.26                 $.13
                     Stock-based compensation, net of tax                (.01)                  --
                                                                         ----                 ----

                                                Pro-forma                $.25                 $.13
                                                                         ====                 ====

        Diluted                               As reported                $.26                 $.13
                     Stock-based compensation, net of tax                (.01)                  --
                                                                         ----                 ----

                                                Pro-forma                $.25                 $.13
                                                                         ====                 ====

      There were no options granted during the six months ended September 30, 2005 or September 30, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended September 30, 2005 and 2004

4.    Stock Option Plan (continued)

      A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2005 and 2004, and the six months ended September 30, 2005 is presented below:

                                                   Six months ended                              Year ended
                                                     September 30,                                March 31,
                                                         2005                         2005                          2004
                                                              Weighted-                    Weighted-                     Weighted-
                                                              average                      average                       average
                                                              exercise                     exercise                      exercise
                                                 Shares         price         Shares         price          Shares         price
      Outstanding at beginning of period        214,204        $13.84        214,204        $13.84          28,666        $ 6.26
      Granted                                        --            --        163,265         13.95         204,081         13.95
      Exercised                                 (27,556)        13.35             --            --         (18,543)         3.31
      Forfeited                                      --            --       (163,265)       (13.95)             --            --
                                               --------        ------       --------        ------        --------        ------

      Outstanding at end of period              186,648        $13.92        214,204        $13.84         214,204        $13.84
                                               ========        ======       ========        ======        ========        ======

      Options exercisable at period-end         186,648        $13.92        214,204        $13.84          10,123        $11.67
                                               ========        ======       ========        ======        ========        ======

      Fair value of options granted                            $   --                       $ 4.07                        $ 3.93
                                                               ======                       ======                        ======

      The following information applies to options outstanding at September 30, 2005:

      Number outstanding......................................          186,648
      Range of exercise prices................................  $11.67 - $13.95
      Weighted-average exercise price.........................           $13.92
      Weighted-average remaining contractual life.............        8.5 years

      The fair value of options granted was based on the Black Scholes pricing model using a dividend yield of 4.5% and 3.3% and an expected volatility of 27.3% and 28.8% for fiscal 2005 and 2004, respectively. All options granted in fiscal 2004 have expected lives of ten years, while the options granted in fiscal 2005 have expected lives of nine years.

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

                                                         For the six months ended September 30,
                                    -------------------------------------------------------------------------------
                                                   2005                                            2004
                                    ------------------------------------       ------------------------------------
                                    Average                     Average        Average                     Average
                                    Balance       Interest        Rate         Balance       Interest        Rate
                                    --------      --------      --------       --------      --------      --------
                                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)          $215,902      $  6,725          6.23%      $211,424      $  6,394          6.05%
  Mortgage-backed
    securities(2)                     55,971           979          3.50         79,773         1,168          2.93
  Investment securities               77,412         1,533          3.96         47,487           925          3.90
  Interest-bearing deposits(3)        16,335           242          2.96         21,387           138          1.29
                                    --------      --------                     --------      --------
     Total interest-
       earning assets                365,620         9,479          5.19        360,071         8,625          4.79
Non-interest-earning assets           25,169                                     21,171
                                    --------                                   --------
     Total assets                   $390,789                                   $381,242
                                    ========                                   ========

Interest-bearing liabilities:
  Deposits                          $323,406         3,346          2.07       $307,258         2,695          1.75
  Borrowings                          27,234           502          3.69         26,900           539          4.01
                                    --------      --------                     --------      --------
     Total interest-
       bearing liabilities           350,640         3,848          2.19        334,158         3,234          1.94
                                                  --------      --------                     --------      --------
Non-interest bearing
  liabilities                          1,692                                      4,645
                                    --------                                   --------
     Total liabilities               352,332                                    338,803
Stockholders' equity                  38,457                                     42,439
                                    --------                                   --------
     Total liabilities and
       stockholders' equity         $390,789                                   $381,242
                                    ========                                   ========
Net interest income                               $  5,631                                   $  5,391
                                                  ========                                   ========
Interest rate spread(4)                                             3.00%                                      2.85%
                                                                ========                                   ========
Net yield on interest-
  earning assets(5)                                                 3.08%                                      2.99%
                                                                ========                                   ========
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                    104.27%                                    107.75%
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

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet - (continued)

                                                        For the three months ended September 30,
                                    -------------------------------------------------------------------------------
                                                   2005                                            2004
                                    ------------------------------------       ------------------------------------
                                    Average                     Average        Average                     Average
                                    Balance       Interest        Rate         Balance       Interest        Rate
                                    --------      --------      --------       --------      --------      --------
                                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)          $218,695      $  3,441          6.29%      $214,958      $  3,231          6.01%
  Mortgage-backed
    securities(2)                     53,284           467          3.51         74,422           573          3.08
  Investment securities               78,075           774          3.97         51,013           505          3.96
  Interest-bearing deposits(3)        15,053           116          3.08         15,286            72          1.88
                                    --------      --------                     --------      --------
     Total interest-
       earning assets                365,107         4,798          5.26        355,679         4,381          4.93
Non-interest-earning assets           24,609                                     25,790
                                    --------                                   --------
     Total assets                   $389,716                                   $381,469
                                    ========                                   ========

Interest-bearing liabilities:
  Deposits                          $325,465         1,728          2.12       $313,544         1,363          1.74
  Borrowings                          25,076           238          3.80         25,000           246          3.94
                                    --------      --------                     --------      --------
     Total interest-
       bearing liabilities           350,541         1,966          2.24        338,544         1,609          1.90
                                                  --------      --------                     --------      --------
Non-interest bearing
  liabilities                          2,018                                        690
                                    --------                                   --------
     Total liabilities               352,559                                    339,234
Stockholders' equity                  37,157                                     42,235
                                    --------                                   --------
     Total liabilities and
       stockholders' equity         $389,716                                   $381,469
                                    ========                                   ========
Net interest income                               $  2,832                                   $  2,772
                                                  ========                                   ========
Interest rate spread(4)                                             3.02%                                      3.03%
                                                                ========                                   ========
Net yield on interest-
  earning assets(5)                                                 3.10%                                      3.12%
                                                                ========                                   ========
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                    104.16%                                    105.06%
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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial  Condition  Changes from March 31, 2005 to September 30,
--------------------------------------------------------------------------------
2005
----

At September 30, 2005, we had total assets of $393.2 million, a decrease of $10.2 million, or 2.5%, from March 31, 2005 levels.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, decreased by $11.0 million, or 10.7%, to $91.8 million at September 30, 2005 mainly due to a reduction in federal funds sold of $19.4 million, offset by purchases of investment securities designated as available for sale totaling $5.3 million. This decrease in liquid assets of $11.0 million was used to pay down the Federal Home Loan Bank advances in the absence of immediate lending or investment opportunities. Mortgage-backed securities decreased by $11.2 million, or 18.5%, to $49.2 million due to the short duration of the securities; such decline was partially offset by purchases of mortgage-backed securities totaling $5.7 million.

During the six month period ended September 30, 2005 loans receivable increased $12.1 million as the Bank originated and retained $30.4 million of loans and received payments of $18.3 million. Rather than reinvest funds from sales of and repayments on loans in long-term, fixed rate and low yielding residential loans during this period of low interest rates, the lending division has been able to originate shorter-term adjustable rate commercial loans. The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company favorably in an increasing interest rate environment. The composition of the loan portfolio has changed during the six months due to a net decrease of $10.2 million in residential and construction mortgage loans offset by increases in nonresidential real estate loans of $12.6 million and a net increase in commercial loans of $5.6 million in connection with the Bank's increased emphasis on commercial lending.

                                             September 30, 2005            March 31, 2005
                                                          (Dollars in thousands)
Mortgage loans:
   One- to four-family residential(1)       $148,905       64.64%      $157,658       72.60%
   Residential construction loans              7,633        3.31          7,872        3.63
   Multi-family residential                    7,768        3.37          4,053        1.87
   Non-residential real estate/land(2)        41,748       18.12         29,187       13.44
                                            --------      ------       --------      ------
     Total mortgage loans                    206,054       89.44        198,770       91.54
Other loans:
   Consumer loans(3)                           4,604        2.00          4,306        1.98
   Commercial business loans                  19,717        8.56         14,075        6.48
                                            --------      ------       --------      ------
     Total other loans                        24,321       10.56         18,381        8.46
                                            --------      ------       --------      ------
   Total loans before net items              230,375      100.00%       217,151      100.00%
                                                          ======                     ======
Less:
   Loans in process                            2,845                      1,638
   Deferred loan origination fees                462                        512
   Allowance for loan losses                   1,370                      1,374
                                            --------                   --------
     Total loans receivable, net            $225,698                   $213,627
                                            ========                   ========
   Mortgage-backed securities, net(4)       $ 49,191                   $ 60,352
                                            ========                   ========

----------

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $21.4 million and $20.3 million as of September 30, 2005 and March 31, 2005, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.

(2) Includes land loans of $1.3 million and $1.4 million as of September 30, 2005 and March 31, 2005, respectively.

(3) Includes second mortgage loans of $1.0 million and $1.4 million as of September 30, 2005 and March 31, 2005, respectively.

(4)   Includes mortgage-backed securities designated as available for sale.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming and impaired loans amounted to $1.2 million at September 30, 2005, as compared with $906,000 in nonperforming and impaired loans at March 31, 2005. Such loans consisted, on both dates, of primarily residential mortgage loans. Historically, the Company generally has not recognized losses on nonperforming loans secured by residential mortgages. The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of September 30, 2005 and March 31, 2005.

                                                         September 30,      March 31,
                                                                  2005           2005
                                                                (Dollars in thousands)
Past due loans 30-89 days:
  Mortgage loans:
    One- to four-family residential                             $  643         $1,298
    Nonresidential                                                  --             35
    Land                                                            --             --
  Non-mortgage loans:
    Commercial business loans                                        3              4
    Consumer loans                                                  44             98
                                                                ------         ------

                                                                $  690         $1,435
                                                                ======         ======

Non-accrual loans:
  Mortgage loans:
    One- to four-family residential                             $  974         $  895
    All other mortgage loans                                       178             --
  Non-mortgage loans:
    Commercial business loans                                       --             --
    Consumer                                                        18             11
                                                                ------         ------
Total non-accrual loans                                          1,170            906
Accruing loans 90 days or more delinquent                           --             --
                                                                ------         ------

Total non-performing loans                                       1,170            906
Loans deemed impaired                                               --             --
                                                                ------         ------
Total non-performing and impaired loans                          1,170            906
Total real estate acquired through foreclosure                      49             35
                                                                ------         ------

Total non-performing and impaired assets                        $1,219         $  941
                                                                ======         ======

Total non-performing and impaired loans to net
  loans receivable                                                0.52%          0.42%
                                                                ======         ======
Total non-performing and impaired loans to total assets           0.30%          0.22%
                                                                ======         ======
Total non-performing and impaired assets to total assets          0.31%          0.23%
                                                                ======         ======

The Company reclassified $2.1 million of the Stebbins portfolio as substandard pursuant to the definitions set forth under Office of Thrift Supervision Regulations. These loans are not delinquent, but until they can be restructured and supported by current financial statements, the Company will continue to classify such loans as substandard.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial  Condition  Changes from March 31, 2005 to September 30,
--------------------------------------------------------------------------------
2005 (continued)
----------------

Historically, the Company has had minimal loan losses charged off through the allowance. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                   For the six months ended   For the year ended
                                                      September 30, 2005        March 31, 2005
Loans receivable, net                                      $ 225,698              $ 213,627
                                                           =========              =========

Average loans receivable, net                              $ 215,902              $ 212,785
                                                           =========              =========

Allowance balance (at beginning of period)                 $   1,374              $     815
Charge-offs:
  Mortgage loans:
    One- to four-family                                           (7)                   (28)
    Residential construction                                      --                     --
    Multi-family residential                                      --                     --
    Non-residential real estate and land                          --                     --
  Other loans:
    Consumer                                                     (21)                   (44)
    Commercial                                                    --                    (54)
                                                           ---------              ---------
         Gross charge-offs                                       (28)                  (126)
                                                           ---------              ---------
Recoveries:
  Mortgage loans:
    One- to four-family                                           --                     --
    Residential construction                                      --                     --
    Multi-family residential                                      --                     --
    Non-residential real estate and land                          --                     --
  Other loans:
    Consumer                                                      16                     25
    Commercial                                                     8                     --
                                                           ---------              ---------
         Gross recoveries                                         24                     25
                                                           ---------              ---------
         Net charge-offs                                          (4)                  (101)
                                                           ---------              ---------
Provision charged to operations                                   --                    430
Stebbins acquisition                                              --                    230
                                                           ---------              ---------
Allowance for loans losses balance (at end
  of period)                                               $   1,370              $   1,374
                                                           =========              =========
Allowance for loan losses as a percent of loans
  receivable, net at end of period                              0.61%                  0.64%
                                                           =========              =========
Net loans charged off as a percent of average
  loans receivable, net                                         0.01%                  0.05%
                                                           =========              =========
Ratio of allowance for loan losses to non-
  performing loans at end of period                           117.09%                151.66%
                                                           =========              =========

Deposits at September 30, 2005, totaled $325.8 million, an increase of $5.2 million from $320.6 million at March 31, 2005, due to Bank's competitive deposit pricing in all market areas. Certificates of deposit grew by $9.4 million coupled with $5.9 million of growth in the commercial sweep program and money market growth of $1.4 million. This growth was offset by a decrease of $11.9 million in savings deposits. The increase in higher rate certificates of deposit, combined with the decrease in relatively lower rate savings deposits contributed to the increase in the average rate paid on deposits for the three and six months ended September 30, 2005, compared to the same periods in 2004.

Borrowings totaled $28.5 million at September 30, 2005 as compared with $40.0 million at March 31, 2005. As described above, the Company repaid short-term federal home loan advances during the six months ended September 30, 2005 with excess cash balances.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial  Condition  Changes from March 31, 2005 to September 30,
--------------------------------------------------------------------------------
2005 (continued)
----------------

Stockholders' equity decreased by $3.8 million during the six months ended September 30, 2005, due mainly to the purchase of treasury stock of $4.7 million and dividends totaling $815,000. These amounts were offset by $907,000 in net earnings for the six months ended September 30, 2005, unrealized gains on available for sale securities of $410,000, and proceeds from stock options exercised of $394,000.

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

Net earnings totaled $907,000 for the six months ended September 30, 2005, a decrease of $44,000, or 4.6%, compared to the net earnings of $951,000 for the six months ended September 30, 2004. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $322,000, or 6.5% coupled with a decline of $44,000, or 4.9%, from total other income. These decreases in earnings were offset by an increase in net interest income after provision for losses on loans of $270,000, or 5.0%, and a decrease in federal income taxes of $52,000, or 14.5%.

The Company has maintained its strategy to aggressively manage interest rate risk. This strategy negatively affected earnings for the six months ended September 30, 2005. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in the current rising interest rate environment by providing flexibility to redeploy such assets in higher yielding loans and other investments as interest rates rise.

Interest Income
---------------

Interest income increased $854,000, or 9.9%, to $9.5 million for the six months ended September 30, 2005, compared to the same period in 2004. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.19% from 4.79% for the six month period ended September 30, 2004. The yield increase was primarily due to the Federal Reserve raising the prime rate 2.75% over the past year and the corresponding impact on the Company's investment securities and interest-bearing deposits. The Company purposefully invested excess funds in shorter-term securities available for sale rather than long-term fixed rate mortgage loans. Although this strategy sacrifices short-term income, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in a rising rate environment. The Company continued to pursue its strategy of originating shorter term and variable rate commercial loans to diversify its loan portfolio to achieve higher yields and manage interest rate risk.

Interest income on loans increased $331,000, or 5.2%, for the six months ended September 30, 2005, compared to the same period in 2004, due primarily to an increase in the weighted-average balance of loans period to period of $4.5 million to $215.9 million for the 2005 period coupled with an 18 basis point increase in the weighted average yield on loans outstanding.

Interest income on mortgage-backed securities decreased $189,000, or 16.2%, during the six months ended September 30, 2005, compared to the same period in 2004, due primarily to a decrease of $23.8 million, or 29.8%, in the weighted-average balance due mainly to prepayments. The decrease in the weighted average balance was offset by an increase of 57 basis points to a weighted average yield of 3.50% as compared to 2.93%, from the comparable 2004 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Interest Income (continued)
---------------

Interest income on investment securities increased by $608,000, or 65.7%, during the 2005 period compared to the same period in 2004, reflecting an increase in the weighted average balance of $29.9 million, or 63.0%, to $77.4 million from $47.5 million during the comparable 2004 period, coupled with an increase in the average yield of 6 basis points to 3.96%.

Interest income on interest-bearing deposits increased by $104,000, or 75.4%, for the six months ended September 30, 2005, due primarily to an increase in the average yield of 167 basis points to an average yield of 2.96% from an average yield of 1.29% for the six months ended September 30, 2004, offset by a decrease in the weighted average balance of $5.1 million, or 23.6%, compared to the 2004 period of $21.4 million.

Interest Expense
----------------

Interest expense for the six months ended September 30, 2005 totaled $3.8 million, an increase of $614,000, or 19.0%, from interest expense for the six months ended September 30, 2004. The increase resulted from an increase in the average balance of deposits and borrowings outstanding of $16.5 million, or 4.9%, to $350.6 million for the period ended September 30, 2005 and a 25 basis point increase in the average cost of funds to 2.19% for the 2005 period.

Interest expense on deposits totaled $3.3 million for the three months ended September 30, 2005, an increase of $651,000, or 24.2%, compared to the six months ended September 30, 2004, as a result of an increase in the average balance outstanding of $16.1 million, or 5.3%, to $323.4 million for the 2005 period coupled with a 32 basis point increase in the average cost of deposits to 2.07% for the 2005 period. During the six month period the composition of deposits shifted from lower cost savings deposits toward higher cost certificates of deposit.

Interest expense on borrowings totaled $502,000 for the six months ended September 30, 2005, a decrease of $37,000, or 6.9%, from the 2004 period, primarily due to a decrease on the weighted average yield of 32 basis points to an average yield of 3.69% for the six months ended September 30, 2005.

Net Interest Income
-------------------

Net interest income totaled $5.6 million for the six months ended September 30, 2005, an increase of $240,000, or 4.5%, from the six month period ended September 30, 2004. The average interest rate spread increased to 3.00% for the six months ended September 30, 2005 from 2.85% for the six months ended September 30, 2004. The net interest margin increased to 3.08% for the three months ended September 30, 2005 from 2.99% for the six months ended September 30, 2004.

Provision for Losses on Loans
-----------------------------

The Company did not record any provision for losses on loans for the period ending September 30, 2005. For the period ended September 30, 2004, management recorded a $30,000 provision for losses on loans. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Six Month  Periods Ended  September 30,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Other Income
------------

Other income, consisting primarily of the cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts decreased $44,000, or 4.9%, for the six months ended September 30, 2005 as compared with the six months ending September 30, 2004. Gain on sale of loans was down $73,000, or 51.4% mainly due the sale of the credit card portfolio resulting in a gain of $44,000 in July 2004, coupled with more competitive pricing in 2005 which resulted in a lower gain on the sale of loans. The increase in cash surrender value of life insurance was also down $12,000, or 8.8%, as a result of the individual insurance policies' performance. These decreases were offset with a $41,000 increase in service fees, charges and other operating income which was mainly comprised of trust income of $28,000 and increased annuity sales of $9,000.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $322,000, or 6.5%, to $5.3 million for the six months ended September 30, 2005 compared to the six months ended September 30, 2004. The increase resulted primarily from an increase in employee compensation and benefits expense of $329,000, or 11.8% coupled with an increase in occupancy and equipment charges of $54,000, or 6.4%, offset by a reduction in franchise tax expense of $36,000, or 12.1%, and other operating expense reduction of $24,000, or 2.4%. The increase in employee compensation and benefits was mainly due to the Stebbins acquisition in June
2004 and the expansion of personnel needed to enhance our commercial lending department and to establish a trust department staffed by a team of qualified, experienced trust professionals. The increase in other occupancy operating expense was primarily due to additional vendor support and data connectivity upgrades needed to facilitate operations. The reduction in franchise tax is mainly the result of increased treasury stock due to the stock repurchase programs. The other operating expenses were reduced mainly due to the elimination of the temporary systems operating costs associated with the Stebbins acquisition until the November 2004 data conversion.

Federal Income Taxes
--------------------

The provision for federal income taxes was $307,000 for the six months ended September 30, 2005, a decrease of $52,000, or 14.5%, compared to the same period in 2004, primarily due to the $96,000, or 7.3%, decrease in earnings before federal income taxes. The effective tax rate for the six months ended September 30, 2005, was 25.3% as compared to 27.4% for the same period in 2004. The effective tax rate for the six months ended September 30, 2005 declined mainly due to income earned from the purchase of additional tax-advantaged municipal securities.

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

Net earnings totaled $467,000 for the quarter ended September 30, 2005, a decrease of $22,000, or 4.5%, compared to the net earnings of $489,000 for the quarter ended September 30, 2004. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $72,000, or 2.8%, coupled with a decrease in other income of $47,000, or 9.5%, offset by an increase in net interest income after provision for losses on loans of $75,000, or 2.7%, and a decrease in federal income taxes of $22,000, or 12.2%.

The Company has maintained its strategy to aggressively manage interest rate risk. This strategy negatively affected earnings for the quarter ended September 30, 2005. However, management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment by providing it with the flexibility to redeploy such assets in higher yielding loans and other investments as interest rates rise.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Interest Income
---------------

Interest income increased $417,000, or 9.5%, to $4.8 million for the three months ended September 30, 2005, compared to the same period in 2004. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.26% from 4.93% for the period ended September 30, 2004. The yield increase is primarily due to the Federal Reserve raising the prime rate 2.75% over the past year and the corresponding impact on the Company's investment securities and interest-bearing deposits.

Interest income on loans increased $210,000, or 6.5%, for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to an increase in the weighted-average yield of 28 basis points to 6.29% coupled with an increase in the weighted average balance of loans period to period of $3.7 million to $218.7 million for the 2005 period.

Interest income on mortgage-backed securities decreased $106,000, or 18.5%, during the three months ended September 30, 2005, compared to the same period in 2004, due primarily to a decrease of $21.1 million, or 28.4%, in the weighted-average balance caused mainly by principal repayments. The decrease in the weighted average balance was offset by an increase of 43 basis points to a weighted average yield of 3.51% as compared to 3.08%, from the comparable 2004 period.

Interest income on investment securities increased by $269,000, or 53.3%, during the 2005 period compared to the same period in 2004, reflecting an increase in the weighted average balance of $27.1 million, or 53.0%, to $78.1 million from $51.0 million during the comparable 2004 period.

Interest income on interest-bearing deposits increased by $44,000, or 61.1%, for the three months ended September 30, 2005, due primarily to an increase in the average yield of 120 basis points to an average yield of 3.08% from an average yield of 1.88% for the quarter ended September 30, 2004.

The Company continued to pursue its strategy of shorter term and variable rate commercial loans to diversify its loan portfolio to achieve higher yields and manage interest rate risk.

Interest Expense
----------------

Interest expense for the three months ended September 30, 2005 totaled $2.0 million, an increase of $357,000, or 22.2%, from interest expense for the three months ended September 30, 2004. The increase resulted from an increase in the average balance of deposits and borrowings outstanding of $12.0 million, or 3.5%, to $350.5 million for the period ended September 30, 2005 and an 34 basis point increase in the average cost of funds to 2.24% for the 2005 period.

Interest expense on deposits totaled $1.7 million for the three months ended September 30, 2005, an increase of $365,000, or 26.8%, compared to the three months ended September 30, 2004, as a result of an increase in the average balance outstanding of $11.9 million, or 3.8%, to $325.5 million for the 2005 period coupled with a 38 basis point increase in the average cost of deposits to 2.12% for the 2005 period. The composition of deposits continued to shift from lower cost savings deposits toward higher cost certificates of deposit.

Interest expense on borrowings totaled $238,000 for the three months ended September 30, 2005, a decrease of $8,000, or 3.3%, from the 2004 period, primarily due to a decrease on the weighted average yield of 14 basis points to an average yield of 3.80% for the three months ended September 30, 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Net Interest Income
-------------------

Net interest income totaled $2.8 million for the three months ended September 30, 2005, an increase of $60,000, or 2.2%, from the three month period ended September 30, 2004. The average interest rate spread decreased to 3.02% for the three months ended September 30, 2005 from 3.03% for the three months ended September 30, 2004. The net interest margin decreased to 3.10% for the three months ended September 30, 2005 from 3.12% for the three months ended September 30, 2004.

Provision for Losses on Loans
-----------------------------

The Company did not record any provision for losses on loans for the period ending September 30, 2005. For the period ended September 30, 2004, management recorded a $15,000 provision for losses on loans. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2005.

Other Income
------------

Other income, consisting primarily of the cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts decreased by $47,000, or 9.5%, for the three months ended September 30, 2005 as compared with the quarter ended September 30, 2004. Gain on sale of loans was down $82,000, or 65.1% mainly due to the sale of the credit card portfolio which resulted in a gain of $44,000 in July 2004 coupled with more competitive pricing in 2005 which resulted in a lower gain on the sale of loans. This decrease was offset with a $38,000 increase in service fees, charges and other operating income which was mainly comprised of trust income of $18,000 and increased annuity sales of $12,000.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $72,000, or 2.8%, to $2.7 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase resulted primarily from an increase in employee compensation and benefits expense of $108,000, or 7.5%, coupled with an increase of $50,000, or 11.7%, in occupancy and equipment expense. These increased expenses were offset with a reduction in franchise tax expense of $36,000, or 21.4%, and other operating expense of $49,000, or 9.1%. The increase in employee compensation and benefits was mainly due to the expansion of personnel needed to enhance our commercial lending department and to establish a trust department staffed by a team of qualified, experienced trust professionals. The increase in other occupancy operating expense was primarily due to additional vendor support and data connectivity upgrades needed to facilitate operations. The reduction in franchise tax is mainly the result of increased treasury stock due to stock repurchases. The other operating expenses were reduced mainly due to the elimination of the temporary system operating costs associated with the Stebbins acquisition until the November 2004 data conversion.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three Month Periods Ended September 30,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes was $159,000 for the three months ended September 30, 2005, a decrease of $22,000, or 12.2%, compared to the same period in 2004, primarily due to the $44,000, or 6.6%, decrease in earnings before federal income taxes. The effective tax rate for the three months ended September 30, 2005, was 25.4% as compared to 27.0% for the same period in 2004. The effective tax rate for the three months ended September 30, 2005 declined mainly due to income earned from the purchase of additional tax-advantaged municipal securities.

Other Information
-----------------

On October 11, 2005, the Company filed a report on Form 8-K which, in part, announced the appointment of Phillip E. Becker as Interim Chief Executive
Officer in response to the illness of the Company's Chairman Chief Executive Officer, Charles F. Finn. As set forth in that filing, it is management's current belief that Mr. Finn will return to the Company as Chairman upon completion of an appropriate recuperation period.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

                         Wayne Savings Bancshares, Inc.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in the Company's market risk since the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2005.

ITEM 4 CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of the Company's management, including our Interim Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

                                     PART II

ITEM 1.     Legal Proceedings
            -----------------

            Not applicable

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            (a)   Not applicable

            (b)   Not applicable

            (c) The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2005.

                                                                    Total # of       Maximum # of shares
                                        Total         Average    shares purchased     which may still be
                                     # of shares     price paid   as part of the      purchased as part
            Period                    purchased      per share    announced plan    of the announced plan
            ------                    ---------      ---------    --------------    ---------------------
            July 1-31, 2005                 --        $    --             --               229,794
            August 1-31, 2005               --        $    --             --               229,794
            September 1-30, 2005        65,000        $ 16.08         65,000               164,794

            Notes to the Table:

                  A repurchase program for 185,491, or 5% of the Company's outstanding shares, was publicly announced on September 2, 2004 and expired on August 26, 2005. On June 6, 2005, the Company announced the completion of the repurchase program and the authorization by the Board of Directors of a new program for the repurchase of 352,433 shares, or 10%, of the Company's outstanding shares.

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

ITEM 5.     Other Information
            -----------------

            Not applicable

ITEM 6.     Exhibits
            --------

                  EX-10 Form of Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III

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


Date: November 14, 2005                 By: /s/Phillip E. Becker
      -----------------------------         ------------------------------------
                                            Phillip E. Becker, EVP and Chief
                                            Lending Officer, Interim Chief
                                            Executive Officer


Date: November 14, 2005                 By: /s/H. Stewart Fitz Gibbon
      -----------------------------         ------------------------------------
                                            H. Stewart Fitz Gibbon III
                                            SVP and Chief Financial Officer