Form 10-Q
period 2005-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2006-02-13
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2005
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

                         WAYNE SAVINGS BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               31-1557791
------------------------------------                         ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

151 North Market Street
Wooster, Ohio                                                     44691
------------------------------------                            ----------
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

Yes   [X]                                                              No  [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [_]                                                              No   [X]

As of January 31, 2006, the latest practicable date, 3,339,552 shares of the registrant's common stock, $.10 par value, were issued and outstanding.

                         Wayne Savings Bancshares, Inc.

                                      INDEX

                                                                            Page

PART I   -     FINANCIAL INFORMATION

  Item 1       Consolidated Statements of Financial Condition                 3
               Consolidated Statements of Earnings                            4
               Consolidated Statements of Comprehensive Income                5
               Consolidated Statements of Cash Flows                          6
               Notes to Consolidated Financial Statements                     8

  Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12

  Item 3       Quantitative and Qualitative Disclosures About Market Risk    22

  Item 4       Controls and Procedures                                       22


PART II -      OTHER INFORMATION

  Item 1       Legal Proceedings                                             23

  Item 1A      Risk Factors                                                  23

  Item 2       Unregistered Sales of Equity Securities and Use of Proceeds   23

  Item 3       Defaults Upon Senior Securities                               23

  Item 4       Submission of Matters to a Vote of Security Holders           23

  Item 5       Other Information                                             23

  Item 6       Exhibits                                                      23

 SIGNATURES                                                                  24


                                        Wayne Savings Bancshares, Inc.

                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      (In thousands, except share data)

                                                                                    December 31,    March 31,
         ASSETS                                                                             2005         2005
                                                                                      (Unaudited)
Cash and due from banks                                                                $   3,006    $   4,176
Federal funds sold                                                                            --       19,400
Interest-bearing deposits in other financial institutions                                 10,543        6,366
                                                                                       ---------    ---------
         Cash and cash equivalents                                                        13,549       29,942

Investment securities available for sale - at market                                      64,167       60,844
Investment securities held to maturity - at amortized cost, approximate market value
  of $10,768 and $12,101 as of December 31, 2005 and March 31, 2005, respectively         10,867       12,012
Mortgage-backed securities available for sale - at market                                 51,510       57,724
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $1,929 and $2,647 as of December 31, 2005 and March 31, 2005, respectively               1,922        2,628
Loans receivable - net                                                                   229,802      213,627
Office premises and equipment - net                                                        8,664        8,922
Real estate acquired through foreclosure                                                      54           35
Federal Home Loan Bank stock - at cost                                                     4,559        4,386
Cash surrender value of life insurance                                                     6,828        6,581
Accrued interest receivable on loans                                                       1,177          757
Accrued interest receivable on mortgage-backed securities                                    292          444
Accrued interest receivable on investments and interest-bearing deposits                     509          708
Prepaid expenses and other assets                                                          3,642        3,996
Prepaid federal income taxes                                                                 426          795
                                                                                       ---------    ---------

         Total assets                                                                  $ 397,968    $ 403,401
                                                                                       =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                               $ 328,868    $ 320,586
Advances from the Federal Home Loan Bank                                                  30,500       40,000
Advances by borrowers for taxes and insurance                                                904          612
Accrued interest payable                                                                     160          198
Accounts payable on mortgage loans serviced for others                                       367          231
Other liabilities                                                                          1,153        1,174
Deferred federal income taxes                                                                475          401
                                                                                       ---------    ---------
         Total liabilities                                                               362,427      363,202

Commitments                                                                                   --           --

Stockholders' equity
   Preferred stock (500,000 shares of $.10 par value authorized-
    no preferred stock issued as of December 31, 2005 or March 31,2005)                       --           --
  Common stock (9,000,000 shares of $ .10 par value authorized; 3,934,874
    and 3,907,318 shares issued at December 31, 2005 and March 31, 2005)                     393          391
  Additional paid-in capital                                                              35,634       35,133
  Retained earnings - substantially restricted                                            11,233       11,371
  Less required contributions for shares acquired by Employee Stock Ownership Plan        (1,260)      (1,304)
  Less 595,322 and 282,261 shares of treasury stock at December 31, 2005 and
    March 31, 2005 - at cost                                                              (9,625)      (4,600)
  Accumulated other comprehensive loss - unrealized losses on securities designated
    as available for sale                                                                   (834)        (792)
                                                                                       ---------    ---------
         Total stockholders' equity                                                       35,541       40,199
                                                                                       ---------    ---------

         Total liabilities and stockholders' equity                                    $ 397,968    $ 403,401
                                                                                       =========    =========

See accompanying notes to consolidated financial statements.


                                      Wayne Savings Bancshares, Inc.

                                   CONSOLIDATED STATEMENTS OF EARNINGS

                                    (In thousands, except share data)

                                                                      Nine months        Three months
                                                                         ended                ended
                                                                      December 31,         December 31,
                                                                     2005      2004      2005       2004
                                                                                (Unaudited)
Interest income
  Loans                                                            $10,351   $ 9,641   $ 3,626    $ 3,247
  Mortgage-backed securities                                         1,462     1,730       483        562
  Investment securities                                              2,296     1,445       763        520
  Interest-bearing deposits and other                                  351       274       109        136
                                                                   -------   -------   -------    -------
         Total interest income                                      14,460    13,090     4,981      4,465

Interest expense
  Deposits                                                           5,201     4,158     1,855      1,463
  Borrowings                                                           764       787       262        248
                                                                   -------   -------   -------    -------
         Total interest expense                                      5,965     4,945     2,117      1,711
                                                                   -------   -------   -------    -------

         Net interest income                                         8,495     8,145     2,864      2,754
Provision for losses on loans                                           --        45        --         15
                                                                   -------   -------   -------    -------
         Net interest income after provision for losses on loans     8,495     8,100     2,864      2,739

Other income (losses)
  Gain (loss) on sale of loans                                          68       162        (1)        20
  Proceeds due from bank-owned life insurance policy                    63        --        63         --
  Increase in cash surrender value of life insurance                   184       199        59         62
  Service fees, charges and other operating                          1,006       926       346        307
                                                                   -------   -------   -------    -------
         Total other income                                          1,321     1,287       467        389

General, administrative and other expense
  Employee compensation and benefits                                 5,070     4,246     1,957      1,462
  Occupancy and equipment                                            1,410     1,285       509        438
  Federal deposit insurance premiums                                    33        34        11         11
  Franchise taxes                                                      394       447       133        150
  Other operating                                                    1,550     1,529       576        531
                                                                   -------   -------   -------    -------
         Total general, administrative and other expense             8,457     7,541     3,186      2,592
                                                                   -------   -------   -------    -------

         Earnings before income taxes (credits)                      1,359     1,846       145        536

Federal incomes taxes (credits)
  Current                                                               82       434      (147)
                                                                                                      541
  Deferred                                                             199        58       121       (408)
                                                                   -------   -------   -------    -------
         Total federal income taxes (credits)                          281       492       (26)       133
                                                                   -------   -------   -------    -------

         NET EARNINGS                                              $ 1,078   $ 1,354   $   171    $   403
                                                                   =======   =======   =======    =======

         EARNINGS PER SHARE
           Basic                                                   $  0.32   $  0.38   $  0.05    $  0.11
                                                                   =======   =======   =======    =======
           Diluted                                                 $  0.32   $  0.37   $  0.05    $  0.11
                                                                   =======   =======   =======    =======

See accompanying notes to consolidated financial statements.


                                     Wayne Savings Bancshares, Inc.

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                             (In thousands)


                                                                  Nine months          Three months
                                                                     ended                 ended
                                                                  December 31,          December 31,
                                                                2005       2004       2005       2004
                                                                            (Unaudited)
Net earnings                                                  $ 1,078    $ 1,354    $   171    $   403

Other comprehensive income (loss):
  Unrealized holding losses on securities,  net of related
    benefits of $(22), $(319), $(233) and $(147) during the
    respective periods                                            (42)      (620)      (452)      (287)
                                                              -------    -------    -------    -------

Comprehensive income (loss)                                   $ 1,036    $   734    $  (281)   $   116
                                                              =======    =======    =======    =======

Accumulated comprehensive loss                                $  (834)   $  (141)   $  (834)   $  (141)
                                                              =======    =======    =======    =======


                                       Wayne Savings Bancshares, Inc.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the nine months ended December 31,
                                               (In thousands)

                                                                                        2005        2004
                                                                                           (Unaudited)

Cash flows from operating activities:
  Net earnings for the period                                                         $  1,078    $  1,354
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                     384         976
    Amortization of deferred loan origination fees                                        (110)       (185)
    Depreciation and amortization                                                          504         437
    Gain on sale of loans                                                                  (17)       (126)
    Proceeds due from bank-owned life insurance policy                                     (63)         --
    Proceeds from sale of loans in the secondary market                                  5,763       3,133
    Loans originated for sale in the secondary market                                   (5,749)     (3,108)
    Provision for losses on loans                                                           --          45
    Federal Home Loan Bank stock dividends                                                (173)       (133)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                (420)        (51)
      Accrued interest receivable on mortgage-backed securities                            152         107
      Accrued interest receivable on investments and interest-bearing deposits             199        (191)
      Prepaid expenses and other assets                                                    354         (33)
      Accrued interest payable                                                             (38)        (58)
      Accounts payable on mortgage loans serviced for others                               136         367
      Other liabilities                                                                    (21)       (474)
      Federal income taxes
        Current                                                                            170          10
        Deferred                                                                           199          58
                                                                                      --------    --------
          Net cash provided by operating activities                                      2,348       2,128

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                    (7,344)    (12,933)
  Purchase of investment securities designated as held to maturity                         (50)         --
  Proceeds from maturity of investment securities designated as held to maturity         1,168       2,159
  Proceeds from maturity of investment securities designated as available for sale       4,135       2,002
  Purchase of mortgage-backed securities designated as available for sale              (16,215)     (5,632)
  Principal repayments on mortgage-backed securities designated as held to maturity        698       1,575
  Principal repayments and sales of mortgage-backed securities designated as
   available for sale                                                                   21,900      25,878
  Loan principal repayments                                                             24,082      41,842
  Loan disbursements                                                                   (40,228)    (38,743)
  Purchase of office premises and equipment - net                                         (246)       (348)
  Proceeds from sale of real estate acquired through foreclosure                           163         130
  Increase in cash surrender value of life insurance                                      (184)       (199)
  Net cash used in the acquisition of Stebbins Bancshares, Inc.                             --      (1,314)
                                                                                      --------    --------
          Net cash provided by (used in) investing activities                          (12,121)     14,417
                                                                                      --------    --------

          Net cash provided by (used in) operating and investing activities
            (balance carried forward)                                                   (9,773)     16,545
                                                                                      --------    --------


                                    Wayne Savings Bancshares, Inc.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                For the nine months ended December 31,
                                            (In thousands)


                                                                                   2005       2004
                                                                                     (Unaudited)

          Net cash provided by (used in) operating and investing activities
            (balance brought forward)                                           $ (9,773)   $ 16,545

Cash flows used in financing activities:
  Net increase in deposit accounts                                                 8,282       4,991
  Proceeds from Federal Home Loan Bank advances                                   37,150          --
  Repayments of Federal Home Loan Bank advances                                  (46,650)     (5,000)
  Advances by borrowers for taxes and insurance                                      292         502
  Dividends paid on common stock                                                  (1,216)     (1,310)
  Tax benefits from exercise of stock options                                         27          --
  Proceeds from exercise of stock options                                            367          --
  Amortization of employee stock benefit plans                                       153         470
  Purchase of treasury shares                                                     (5,025)     (2,308)
                                                                                --------    --------
          Net cash used in financing activities                                   (6,620)     (2,655)
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                             (16,393)     13,890

Cash and cash equivalents at beginning of period                                  29,942      19,887
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 13,549    $ 33,777
                                                                                ========    ========


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                        $    325    $    393
                                                                                ========    ========

    Interest on deposits and borrowings                                         $  6,003    $  5,003
                                                                                ========    ========


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure              $    184    $     51
                                                                                ========    ========

  Unrealized losses on securities designated as available for sale,
    net of related tax benefits                                                 $    (42)   $   (620)
                                                                                ========    ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                           $     51    $     41
                                                                                ========    ========

See accompanying notes to consolidated financial statements.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2005 and 2004

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements for the nine and three months ended December 31, 2005 and 2004 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended March 31, 2005.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the nine and three month periods ended December 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In October 2003, the Company's Board of Directors approved a business combination, which was completed in June 2004, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the December 31, 2004 consolidated financial statements herein include the accounts of Stebbins National Bank from the June 1, 2004 acquisition date through December 31, 2004.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For nine and three month periods ended December 31, 2005 and 2004

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

                                                  For the nine months ended     For the three months ended
                                                         December 31,                 December 31,
                                                      2005        2004              2005        2004
         Weighted-average common shares
           outstanding (basic)                      3,320,492   3,589,224         3,231,757   3,535,379
         Dilutive effect of assumed exercise
           of stock options                            17,747      31,763             9,778      32,929
                                                    ---------   ---------         ---------   ---------
         Weighted-average common shares
           outstanding (diluted)                    3,338,239   3,620,987         3,241,535   3,568,308
                                                    =========   =========         =========   =========

         All outstanding options were included in the diluted earnings per share calculation for the nine and three month periods ending December 31, 2005 and 2004.

4.       Stock Option Plan
         -----------------

         The Company has a 1993 Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with 2,567 options outstanding at December 31, 2005. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of
         142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of December 31, 2005, all options under the 2004 Plan have been granted, are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised.

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

         Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock option plans pursuant SFAS No. 123, "Accounting for Stock-Based Compensation," which also provided for a fair value-based method for measuring compensation cost at the grant date based on the fair value of the award at the grant date. Compensation was then recognized over the service period, generally defined as the vesting period.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For nine and three month periods ended December 31, 2005 and 2004

4.       Stock Option Plan (continued)
         -----------------

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

         In accordance with APB Opinion No. 25 and prior to the adoption of SFAS No. 123(R), no compensation cost was recognized for the Plan in the nine and three month periods ending December 31, 2004. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the accounting method utilized in SFAS No. 123(R), the Company's net earnings and earnings per share for the nine and three month periods ended December 31, 2004 would have been reported as the pro forma amounts indicated below:

                                                           Nine months ended   Three months ended
                                                              December 31,        December 31,
                                                                 2004                2004
         Net earnings (In thousands)             As reported   $   1,354          $     403
                        Stock-based compensation, net of tax         (81)               (27)
                                                               ---------          ---------

                                                   Pro-forma   $   1,273          $     376
                                                               =========          =========
         Earnings per share
           Basic As                                 reported   $     .38          $     .11
                        Stock-based compensation, net of tax        (.03)                --
                                                               ---------          ---------

                                                   Pro-forma   $     .35                .11
                                                               =========          =========

          Diluted                                As reported   $     .37          $     .11
                        Stock-based compensation, net of tax        (.02)                --
                                                               ---------          ---------

                                                   Pro-forma   $     .35          $     .11
                                                               =========          =========

         There were no options granted during the nine months ended December 31, 2005 or December 31, 2004.

         Such pro-forma amounts do not give effect to the Company's acceleration of vesting for outstanding options in the fourth quarter of fiscal 2005.

                         Wayne Savings Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine and three month periods ended December 31, 2005 and 2004


4.       Stock Option Plan (continued)

         A summary of the status of the Company's stock option plans as of and for the years ended March 31, 2005 and 2004, and the nine months ended December 31, 2005 is presented below:

                                                  Nine months ended                    Year ended
                                                   December 31,                        March 31,
                                                      2005                   2005                    2004
                                                          Weighted-              Weighted-               Weighted-
                                                           average                average                 average
                                                          exercise               exercise                exercise
                                               Shares       price     Shares       price      Shares       price
         Outstanding at beginning of period    214,204    $  13.84    214,204    $  13.84      28,666    $   6.26
         Granted                                    --          --    163,265       13.95     204,081       13.95
         Exercised                             (27,556)      13.35         --          --     (18,543)       3.31
         Forfeited                                  --          --   (163,265)     (13.95)         --          --
                                              --------    --------   --------    --------    --------    --------

         Outstanding at end of period          186,648    $  13.92    214,204    $  13.84     214,204    $  13.84
                                              ========    ========   ========    ========    ========    ========

         Options exercisable at period-end     186,648    $  13.92    214,204    $  13.84      10,123    $  11.67
                                              ========    ========   ========    ========    ========    ========

         Fair value of options granted                    $     --               $   4.07    $   3.93

         The following information applies to options outstanding at December 31, 2005:

         Number outstanding.....................................         186,648
         Range of exercise prices............................... $11.67 - $13.95
         Weighted-average exercise price........................          $13.92
         Weighted-average remaining contractual life............      8.25 years

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

                                                For the nine months ended December 31,
                                 -----------------------------------------------------------------
                                              2005                              2004
                                 ------------------------------    -------------------------------
                                  Average              Average      Average               Average
                                  Balance   Interest     Rate       Balance   Interest     Rate
                                  -------   --------   --------     -------   --------    -------
                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net(1)       $219,668   $ 10,351       6.28%   $212,383   $  9,641       6.05%
  Mortgage-backed
    securities(2)                  54,229      1,462       3.59      76,003      1,730       3.03
  Investment securities            76,906      2,296       3.98      49,173      1,445       3.92
  Interest-bearing deposits(3)     15,001        351       3.12      23,094        274       1.58
                                 --------   --------               --------   --------
     Total interest-
       earning assets             365,804     14,460       5.27     360,653     13,090       4.84
Non-interest-earning assets        25,103                            23,237
                                 --------                          --------

     Total assets                $390,907                          $383,890
                                 ========                          ========

Interest-bearing liabilities:
  Deposits                       $324,300      5,201       2.14    $310,874      4,158       1.78
  Borrowings                       27,340        764       3.73      26,265        787       4.00
                                 --------   --------               --------   --------
     Total interest-
       bearing liabilities        351,640      5,965       2.26     337,139      4,945       1.96
                                            --------   --------               --------   --------
Non-interest bearing
  liabilities                       1,662                             4,634
                                 --------                          --------
     Total liabilities            353,302                           341,773
Stockholders' equity               37,605                            42,117
                                 --------                          --------
     Total liabilities and
       stockholders' equity      $390,907                          $383,890
                                 ========                          ========
Net interest income                         $  8,495                          $  8,145
                                            ========                          ========
Interest rate spread(4)                                    3.01%                             2.88%
                                                       ========                          ========
Net yield on interest-
  earning assets(5)                                        3.10%                             3.01%
                                                       ========                          ========
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                           104.03%                           106.97%
                                                       ========                          ========

----------------------------------------------

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

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet - (continued)

                                              For the three months ended December 31,
                                 -----------------------------------------------------------------
                                              2005                              2004
                                 ------------------------------    -------------------------------
                                  Average              Average      Average               Average
                                  Balance   Interest     Rate       Balance   Interest     Rate
                                  -------   --------   --------     -------   --------    -------

Interest-earning assets:
  Loans receivable, net(1)       $227,198   $  3,626       6.38%   $214,291   $  3,247       6.06%
  Mortgage-backed
    securities(2)                  50,747        483       3.81      68,505        562       3.28
  Investment securities            75,893        763       4.02      52,525        520       3.96
  Interest-bearing deposits(3)     12,333        109       3.54      26,491        136       2.05
                                 --------   --------               --------   --------
     Total interest-
       earning assets             366,171      4,981       5.44     361,812      4,465       4.94
Non-interest-earning assets        24,973                            25,934
                                 --------                          --------

     Total assets                $391,144                          $387,746
                                 ========                          ========

Interest-bearing liabilities:
  Deposits                       $326,088      1,855       2.28    $318,069      1,463       1.84
  Borrowings                       27,551        262       3.80      25,000        248       3.97
                                 --------   --------               --------   --------
     Total interest-
       bearing liabilities        353,639      2,117       2.39     343,069      1,711       1.99
                                 --------   --------               --------   --------
Non-interest bearing
  liabilities                       1,603                             3,200
                                 --------                          --------
     Total liabilities            355,242                           346,269
Stockholders' equity               35,902                            41,477
                                 --------                          --------
     Total liabilities and
       stockholders' equity      $391,144                          $387,746
                                 ========                          ========
Net interest income                         $  2,864                          $  2,754
                                            ========                          ========
Interest rate spread(4)                                    3.05%                             2.95%
                                                       ========                          ========
Net yield on interest-
  earning assets(5)                                        3.13%                             3.04%
                                                       ========                          ========
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                           103.54%                           105.46%
                                                       ========                          ========

----------------------------------------------

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion  of Financial  Condition  Changes from March 31, 2005 to December 31,
--------------------------------------------------------------------------------
2005
----

At December 31, 2005, total assets were $398.0 million, a decrease of $5.4 million, or 1.3%, from March 31, 2005 levels.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, decreased by $14.2 million, or 13.8%, to $88.6 million at December 31, 2005 mainly due to a reduction in federal funds sold of $19.4 million, partially offset by purchases of investment securities totaling $7.4 million. Mortgage-backed securities decreased by $6.9 million, or 11.5%, to $53.4 million caused by the prepayments management anticipated when purchasing these relatively shorter term securities. Such prepayments were partially offset by purchases of mortgage-backed securities during the current nine month period totaling $16.2 million.

During the nine month period ended December 31, 2005 loans receivable increased $16.2 million as the Bank originated and retained $40.2 million of loans and received principal repayments of $24.1 million. Rather than reinvest funds from sales of and repayments on loans in long-term, fixed rate and low yielding residential loans, the Bank's lending division originated shorter-term adjustable rate commercial loans. The Company believes that investing in shorter-term and adjustable-rate commercial loans favorably positions the Company in an increasing interest rate environment. The composition of the loan portfolio has changed during the current nine month period due to a net decrease of $6.2 million in residential and construction mortgage loans, which was more than offset by increases in nonresidential real estate loans of $17.0 million and commercial loans of $5.2 million.

                                          December 31, 2005         March 31, 2005
                                                     (Dollars in thousands)
Mortgage loans:
   One-to four-family residential(1)     $150,825      64.48%   $157,658      72.60%
   Residential construction loans           5,027       2.15       7,872       3.63
   Multi-family residential                 7,540       3.22       4,053       1.87
   Non-residential real estate/land(2)     46,166      19.73      29,187      13.44
                                         --------   --------    --------   --------
     Total mortgage loans                 209,558      89.58     198,770      91.54
Other loans:
   Consumer loans(3)                        5,070       2.17       4,306       1.98
   Commercial business loans               19,307       8.25      14,075       6.48
                                         --------   --------    --------   --------
     Total other loans                     24,377      10.42      18,381       8.46
                                         --------   --------    --------   --------
   Total loans before net items           233,935     100.00%    217,151     100.00%
                                                    ========               ========
Less:
   Loans in process                         2,347                  1,638
   Deferred loan origination fees             454                    512
   Allowance for loan losses                1,332                  1,374
                                         --------               --------
     Total loans receivable, net         $229,802               $213,627
                                         ========               ========
   Mortgage-backed securities, net(4)    $ 53,432               $ 60,352
                                         ========               ========

---------------------------

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $21.5 million and $20.3 million as of December 31, 2005 and March 31, 2005, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.
(2) Includes land loans of $879,000 and $1.4 million as of December 31, 2005 and March 31, 2005, respectively.
(3) Includes second mortgage loans of $901,000 and $1.4 million as of December 31, 2005 and March 31, 2005, respectively.
(4)  Includes mortgage-backed securities designated as held to maturity.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming and impaired loans amounted to $893,000 at December 31, 2005, as compared with $906,000 in nonperforming and impaired loans at March 31, 2005. Such loans consisted, on both dates, of primarily residential mortgage loans. Historically, the Company generally has not recognized losses on nonperforming loans secured by residential mortgages. The following table sets forth information regarding past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of December 31, 2005 and March 31, 2005.

                                                      December 31,   March 31,
                                                             2005        2005
Past due loans 30-89 days:
  Mortgage loans:
    One- to four-family residential                        $  861      $  895
    Nonresidential                                             81          --
    Land                                                       95          --
  Non-mortgage loans:
    Commercial business loans                                  --          --
    Consumer loans                                             51          11
                                                           ------      ------
                                                            1,088         906

Non-accrual loans:
  Mortgage loans:
    One- to four-family residential                           697         895
    All other mortgage loans                                  178          --
  Non-mortgage loans:
    Commercial business loans                                  --          --
    Consumer                                                   18          11
                                                           ------      ------
Total non-accrual loans                                       893         906
Accruing loans 90 days or more delinquent                      --          --
                                                           ------      ------

Total non-performing loans                                    893         906
Loans deemed impaired                                          --          --
                                                           ------      ------
Total non-performing and impaired loans                       893         906
Total real estate acquired through foreclosure                 54          35
                                                           ------      ------

Total non-performing and impaired assets                   $  947      $  941
                                                           ======      ======

Total non-performing and impaired loans to net
  loans receivable                                           0.39%       0.42%
                                                           ======      ======
Total non-performing and impaired loans to total assets      0.22%       0.22%
                                                           ======      ======
Total non-performing and impaired assets to total assets     0.24%       0.23%
                                                           ======      ======

In addition, the Company had previously reclassified $2.1 million of the Stebbins portfolio as substandard for regulatory reporting purposes. These loans have been appropriately restructured and supported by current financial statements and are no longer classified as substandard.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from March 31, 2005 to December 31, 2005 (continued)

Historically, the Company has had minimal loan losses charged off through the allowance. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                       For the nine months ended   For the year ended
                                             December 31, 2005       March 31, 2005
Loans receivable, net                             $ 229,802             $ 213,627
                                                  =========             =========
Average loans receivable, net                     $ 219,668             $ 212,785
                                                  =========             =========
Allowance balance (at beginning of period)        $   1,374             $     815
Charge-offs:
  Mortgage loans:
    One- to four-family                                 (12)                  (28)
    Residential construction                             --                    --
    Multi-family residential                             --                    --
    Non-residential real estate and land                 (7)                   --
  Other loans:
    Consumer                                            (58)                  (44)
    Commercial                                           (3)                  (54)
                                                  ---------             ---------
         Gross charge-offs                              (80)                 (126)
                                                  ---------             ---------
Recoveries:
  Mortgage loans:
    One- to four-family                                  --                    --
    Residential construction                             --                    --
    Multi-family residential                             --                    --
    Non-residential real estate and land                 --                    --
  Other loans:
    Consumer                                             31                    25
    Commercial                                            7                    --
                                                  ---------             ---------
         Gross recoveries                                38                    25
                                                  ---------             ---------
         Net charge-offs                                (42)                 (101)
                                                  ---------             ---------
Provision charged to operations                          --                   430
Stebbins acquisition                                     --                   230
                                                  ---------             ---------
Allowance for loans losses balance (at end
  of period)                                      $   1,332             $   1,374
                                                  =========             =========
Allowance for loan losses as a percent of loans
  receivable, net at end of period                     0.58%                 0.64%
                                                  =========             =========
Net loans charged off as a percent of average
  loans receivable, net                                0.02%                 0.05%
                                                  =========             =========
Ratio of allowance for loan losses to non-
  performing loans at end of period                  153.63%               151.66%
                                                  =========             =========

Deposits at December 31, 2005 totaled $328.9 million, an increase of $8.3 million from $320.6 million at March 31, 2005, due primarily to the Bank's competitive deposit pricing in all market areas. Certificates of deposit grew by $14.8 million, coupled with $6.5 million of growth in the commercial sweep program which was initiated during fiscal 2006, a $2.6 million increase in NOW accounts and money-market deposit growth of $1.9 million. Approximately $17.5 million of the aforementioned deposit growth resulted from transfers from other Bank deposit types.

Borrowings totaled $30.5 million at December 31, 2005, as compared with $40.0 million at March 31, 2005. The Company was able to repay the short-term Federal Home Loan Bank advances during the December 31, 2005 nine month period primarily with excess funds from maturing short-term investments. During the period, the Company utilized overnight advances from the Federal Home Loan Bank to supplement liquidity while introducing new deposit products in the market. As these new deposit products increase, the reliance on overnight borrowings is anticipated to decline.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion  of Financial  Condition  Changes from March 31, 2005 to December 31,
--------------------------------------------------------------------------------
2005 (continued)
----------------

Stockholders' equity decreased by $4.7 million during the nine months ended December 31, 2005, due mainly to the purchases of treasury stock totaling $5.0 million, dividends of $1.2 million and an increase in the unrealized loss on available for sale securities of $42,000. These amounts were offset by $1.1 million in net earnings for the nine months ended December 31, 2005 and proceeds from the exercise of stock options totaling $367,000.

Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

Net earnings totaled $1.1 million for the nine months ended December 31, 2005, a decrease of $276,000, or 20.4%, compared to the net earnings of $1.4 million for the nine months ended December 31, 2004. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $916,000, or 12.1%. This increase in expense was partially offset by an increase in net interest income after provision for losses on loans of $395,000, or 4.9%, and a decrease in the federal income tax provision of $211,000, or 42.9%.

The Company has maintained its strategy to aggressively manage interest rate risk. This strategy has favorably affected net interest income for the nine months ended December 31, 2005. Management believes that the continued investment of excess funds primarily in shorter term assets will help the Company in the current interest rate environment by providing flexibility to redeploy such assets in higher yielding loans and other investments should interest rates continue to rise.

Interest Income
---------------

Interest income increased $1.4 million, or 10.5%, to $14.5 million for the nine months ended December 31, 2005, compared to the same period in 2004. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.27% from 4.84% for the period ended December 31, 2004 coupled with an increase in the weighted average balance of $5.2 million. The yield increase was primarily due to the Federal Reserve raising the prime rate 2.0% over the past year and the corresponding beneficial impact on the Company's investment securities and interest-bearing deposits and, to a lesser extent, loans. The Company purposefully invested excess funds in shorter-term securities available for sale rather than long-term fixed rate loans. Although this strategy sacrificed short-term income, it strengthens the Company's interest rate position and allows the Company to redeploy such assets in the current rising rate environment.

Interest income on loans increased $710,000, or 7.4%, for the nine months ended December 31, 2005, compared to the same period in 2004, due primarily to an increase in the weighted-average balance of loans period to period of $7.3 million to $219.7 million for the 2005 period coupled with an 23 basis point increase in the weighted average yield on loans outstanding.

Interest income on mortgage-backed securities decreased $268,000 during the nine months ended December 31, 2005, compared to the same period in 2004, due primarily to a decrease of $21.8 million, or 28.6%, in the weighted-average balance caused mainly by prepayments management anticipated when purchasing these relatively shorter-term securities. The decrease in the weighted average balance was offset by an increase of 56 basis points to a weighted average yield of 3.59% for the 2005 period as compared to 3.03%, for the comparable 2004 period.

Interest income on investment securities increased by $851,000, or 58.9%, during the 2005 period compared to the same period in 2004, reflecting an increase in the weighted average balance of $27.7 million, or 56.4%, to $76.9 million from $49.2 million during the comparable 2004 period. As part of management's interest rate risk management strategy, mortgage backed security payments were reinvested in shorter duration investment securities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Interest income on interest-bearing deposits increased by $77,000, or 28.1%, for the nine months ended December 31, 2005, due primarily to an increase in the average yield of 154 basis points to an average yield of 3.12% from an average yield of 1.58% for the nine months ended December 31, 2004, which was partially offset by a decrease in the weighted average balance of $8.1 million, or 35.0%, compared to the 2004 period of $23.1 million. The increase in average yield was due to the increases in short-term market interest rates.

Interest Expense

Interest expense for the nine months ended December 31, 2005 totaled $6.0 million, an increase of $1.0 million , or 20.6%, from interest expense for the nine months ended December 31, 2004. The increase resulted from an increase in the average balance of deposits and borrowings outstanding of $14.5 million, or 4.3%, to $351.6 million for the period ended December 31, 2005 coupled with a 30 basis point increase in the average cost of funds to 2.26% for the 2005 period.

Interest expense on deposits totaled $5.2 million for the nine months ended December 31, 2005, an increase of $1.0 million, or 25.1%, compared to the nine months ended December 31, 2004, as a result of an increase in the average balance outstanding of $13.4 million, or 4.3%, to $324.3 million for the 2005 period coupled with a 36 basis point increase in the average cost of deposits to 2.14% for the 2005 period.

Interest  expense on  borrowings  totaled  $764,000  for the nine  months  ended
December 31, 2005, a decrease of $23,000, or 2.9%, from the 2004 period, primarily due to a decrease on the weighted average yield of 27 basis points to an average yield of 3.73% for the nine months ended December 31, 2005.

Net Interest Income
-------------------

Net interest income totaled $8.5 million for the nine months ended December 31, 2005, an increase of $350,000, or 4.3%, from the nine month period ended December 31, 2004. The average interest rate spread increased to 3.01% for the nine months ended December 31, 2005 from 2.88% for the nine months ended December 31, 2004. The net interest margin increased to 3.10% for the nine months ended December 31, 2005 from 3.01% for the nine months ended December 31, 2004.

Provision for Losses on Loans
-----------------------------

The Company did not record any provision for losses on loans for the nine months ended December 31, 2005. For the period ended December 31, 2004, management recorded a $45,000 provision for losses on loans. As discussed above, loan balances increased during the period. Based on management's analysis of portfolio performance, internal risk ratings, economic factors and peer group statistics, management concluded that no provision was necessary at this time. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2005. There can be no assurances that additions to the allowance for loan losses or reductions in net carrying values of other real estate owned will not be necessary in future periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Nine Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Other Income
------------

Other income, consisting primarily of increases in the cash surrender value of life insurance, the pending receipt of life insurance proceeds, gains on sale of loans, service fees, and charges on deposit accounts increased $34,000, or 2.6%, for the nine months ended December 31, 2005 as compared with the nine months ending December 31, 2004. Gain on sale of loans was down $94,000, or 58.0%, mainly due the sale of the credit card portfolio resulting in a gain of $44,000 in July 2004. No comparable event occurred during the 2005 period. In addition, more competitive pricing in the 2005 period resulted in a lower gain on the sale of loans. The decrease in cash surrender value of life insurance was primarily due to a lower interest rate earned on these assets during the period. The increase of $80,000 in service fees, charges and other operating income which was mainly comprised of trust income of $49,000 and increased fees due to increased volume.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $916,000, or 12.1%, to $8.5 million for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. The increase resulted primarily from an increase in employee compensation and benefits expense of $824,000, or 19.4%, coupled with an increase in occupancy and equipment charges of $125,000, or 9.7%, and an increase other operating expense of $21,000, or 1.4%. These expense increases were partially offset by a reduction in franchise tax expense of $53,000, or 11.9%, due to the reduction of taxable equity capital as a result of the stock repurchase program. The increase in employee compensation and benefits totaling $486,000 was due to the addition of the Stebbins branch, the expansion of personnel needed to enhance our commercial lending department and the establishment of a trust department. The remaining increase in employee compensation and benefits of $421,000 resulted from a pension expense arising from the death of the Company's former Chairman and Chief Executive Officer, and the retirement of the Executive Vice President and Chief Operating Officer. These increases were partially offset with a reduction of $83,000 in the costs of the Employee Stock Option Plan. The increase in other occupancy operating expense was primarily due to additional vendor support and data connectivity upgrades needed to facilitate operations. The other operating expenses increased mainly due to pro-rata cost increases.

Federal Income Taxes
--------------------

The provision for federal income taxes was $281,000 for the nine months ended December 31, 2005, a decrease of $211,000, or 42.9%, compared to the same period in 2004, due primarily to a $487,000, or 26.4%, decrease in earnings before federal income taxes. The effective tax rate for the nine months ended December 31, 2005, was 20.7% as compared to 26.7% for the same period in 2004. The effective tax rate for the nine months ended December 31, 2005 declined mainly due to the beneficial effects of income earned from the purchase of tax advantaged municipal securities and earnings on the cash surrender value of life insurance.

Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

Net earnings totaled $171,000 for the quarter ended December 31, 2005, a decrease of $232,000, or 57.6%, compared to the net earnings of $403,000 for the quarter ended December 31, 2004. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $594,000, or 22.9%, offset with a decrease in federal income taxes of $159,000, or 119.5%, an increase in net interest income after provision for losses on loans of $125,000, or 4.6%, and an increase in total other income of $78,000, or 20.1%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Interest Income
---------------

Interest income increased $516,000, or 11.6%, to $5.0 million for the three months ended December 31, 2005, compared to the same period in 2004. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.44% from 4.94% for the period ended December 31, 2004. The yield increase was primarily due to the Federal Reserve raising the prime rate 2.0% over the past year and the corresponding beneficial effect on the Company's investment securities and interest-bearing deposits and, to a lesser extent, loans.

Interest income on loans increased $379,000, or 11.7%, for the three months ended December 31, 2005, compared to the same period in 2004, due primarily an increase in the weighted average balance of loans period to period of $12.9 million, or 6.0%, to $227.2 million for the 2005 period coupled with an increase in the weighted average yield of 32 basis points to 6.38%.

Interest income on mortgage-backed securities decreased $79,000 during the three months ended December 31, 2005, compared to the same period in 2004, due primarily to a decrease of $17.8 million, or 25.9%, in the weighted-average balance caused mainly by prepayments. The decrease in the weighted average balance was offset by an increase of 53 basis points to a weighted average yield of 3.81% as compared to 3.28%, from the comparable 2004 period. The slowdown of prepayments year over year resulted in a reduction of premium amortization and a corresponding increase in interest income on mortgage-backed securities.

Interest income on investment securities increased by $243,000, or 46.7%, during the 2005 period compared to the same period in 2004, reflecting an increase in the weighted average balance of $23.4 million, or 44.5%, to $75.9 million from $52.5 million during the comparable 2004 period, coupled with an increase in the average yield to 4.02%. As part of management's interest rate risk management strategy, mortgage backed security payments were reinvested in shorter duration investment securities.

Interest income on interest-bearing deposits decreased by $27,000, or 19.9%, for the three months ended December 31, 2005, due primarily to a decrease in the weighted average balance of $14.2 million, or 53.4%, offset with an increase in the average yield of 149 basis points to an average yield of 3.54% from an average yield of 2.05% for the quarter ended December 31, 2004. The average balance of short term investments decreased due to maturities that were reinvested in higher yielding investment securities.

Interest Expense
----------------

Interest expense for the three months ended December 31, 2005 totaled $2.1 million, an increase of $406,000, or 23.7%, from interest expense for the three months ended December 31, 2004. The increase resulted from an increase in the average balance of deposits and borrowings outstanding of $10.6 million, or 3.1%, to $353.6 million for the period ended December 31, 2005 and an 40 basis point increase in the average cost of funds to 2.39% for the 2005 period.

Interest expense on deposits totaled $1.9 million for the three months ended December 31, 2005, an increase of $392,000, or 26.8%, compared to the three months ended December 31, 2004, as a result of an increase in the average balance outstanding of $8.0 million, or 2.5%, to $326.1 million for the 2005 period coupled with a 44 basis point increase in the average cost of deposits to 2.28% for the 2005 period.

Interest  expense on  borrowings  totaled  $262,000  for the three  months ended
December 31, 2005, an increase of $14,000, or 5.6%, from the 2004 period, primarily due to an increase on the weighted average balance of $2.6 million, or 10.2%, offset by a decrease in weighted average yield of 17 basis points to an average yield of 3.80% for the three months ended December 31, 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Net Interest Income
-------------------

Net interest income totaled $2.9 million for the three months ended December 31, 2005, an increase of $110,000, or 4.0%, from the three month period ended December 31, 2004. The average interest rate spread increased to 3.05% for the three months ended December 31, 2005 from 2.95% for the three months ended December 30, 2004. The net interest margin increased to 3.13% for the three months ended December 31, 2005 from 3.04% for the three months ended December 31, 2004.

Provision for Losses on Loans
-----------------------------

The Company did not record any provision for losses on loans for the period ending December 31, 2005. For the period ended December 31, 2004, management recorded a $15,000 provision for losses on loans. Based on management's analysis of portfolio performance, internal risk ratings, economic factors and peer group statistics, management concluded that no provision was necessary at this time. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2005. There can be no assurances that additions to the allowance for loan losses or reductions in net carrying values of other real estate owned will not be necessary in future periods.

Other Income
------------

Other income, consisting primarily of increases in the cash surrender value of life insurance, pending life insurance proceeds, gains on sale of loans, service fees, and charges on deposit accounts increased by $78,000, or 20.1%, for the three months ended December 31, 2005 as compared with the quarter ending
December 31, 2004. Gain on sale of loans declined $21,000 mainly due to decreased sales of loans. This reduction was more than offset by a $39,000 increase in service fees, charges and other operating income, comprised mainly of trust income.

General, Administrative, and Other Expense
------------------------------------------

General, administrative and other expense increased by $594,000, or 22.9%, to $3.2 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase resulted primarily from an increase in employee compensation and benefits expense of $495,000, or 33.9%, coupled with increases of $71,000, or 16.2%, in occupancy and equipment expense and other operating expense of $45,000, or 8.5%. These increased expenses were offset with a reduction in franchise tax expense of $17,000, or 11.3%. The increase in employee compensation and benefits of $495,000 resulted mainly from an unanticipated pension expense as a result of the death of the Company's former Chairman and Chief Executive Officer and the retirement of the Executive Vice President and Chief Operating Officer coupled with increased salary costs due to normal merit increases. The increase in occupancy and equipment expense was primarily due to additional vendor support and data connectivity upgrades needed to facilitate operations. The reduction in franchise tax is due to the reduction of taxable equity capital as a result of the stock repurchase programs.

Federal Income Taxes (Credit)
-----------------------------

The federal income tax credit was $26,000 for the three months ended December 31, 2005, a decrease of $159,000 compared to the provision for the same period in 2004. This was primarily due to the $391,000, or 72.9%, decrease in earnings before federal income taxes. The difference in the effective tax rate of benefits from the 34% statutory rate is mainly due to the beneficial effects of earnings from cash surrender value on life insurance and other tax-exempt obligations.

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

ITEM 1A. Risk Factors
         ------------

         Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         (a)      Not applicable
         (b)      Not applicable
         (c) The following table sets forth certain information regarding repurchases by the Company for the quarter ended December 31, 2005.

                                                                      Total # of         Maximum # of shares
                                      Total         Average        shares purchased      which may still be
                                   # of shares    price paid        as part of the       purchased as part
         Period                     purchased      per share        announced plan      of the announced plan
         ------                     ---------      ---------         -------------      ---------------------
         October 1-31, 2005              --          $   --                 --                164,794
         November 1-30, 2005         10,000          $14.80             10,000                154,794
         December 1-31, 2005         14,692          $15.00             24,692                140,105

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





Date:  February 10, 2006          By:  /s/ Phillip E. Becker
       -----------------               -----------------------------------------
                                       Phillip E. Becker,
                                       President and Chief Executive Officer



Date:  February 10, 2006          By:  /s/ H. Stewart Fitz Gibbon III
       -----------------               -----------------------------------------
                                       H. Stewart Fitz Gibbon III
                                       Senior Vice President and Chief Financial
                                       Officer