Form 10-K
period 2006-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2006-06-29
CIK 1036030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2006

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _____________________

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

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_] NO [X]

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_] NO [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

         Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]NO [X]

         As of June 12, 2006, there were 3,954,874 issued and outstanding shares of the Registrant's Common Stock.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 8, 2006, as reported on the Nasdaq National Market, was approximately $60.1 million.

                               Wayne Savings Bancshares, Inc.
                                         Form 10-K
                             For the Year Ended March 31, 2006

PART I.
Item 1.     Business.......................................................................1
Item 1A.    Risk Factors..................................................................30
Item 1B.    Unresolved Staff Comments.....................................................31
Item 2.     Properties....................................................................32
Item 3.     Legal Proceedings.............................................................33
Item 4.     Submission of Matters to a Vote of Security Holders...........................33

PART II.
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities............................................33
Item 6.     Selected Financial Data.......................................................35
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                of Operations.............................................................37
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................47
Item 8.     Financial Statements and Supplementary Data...................................49
Item 9.     Change in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................87
Item9A.     Controls and Procedures.......................................................87
Item 9B.    Other Information.............................................................87

PART III.
Item 10.    Directors and Executive Officers of the Registrant............................87
Item 11.    Executive Compensation........................................................87
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters...............................................87
Item 13.    Certain Relationships and Related Transactions................................87
Item 14.    Principal Accountant Fees and Services........................................88

PART IV.
Item 15.    Exhibits and Financial Statement Schedules....................................88


                                     PART I
                                     ------

ITEM 1.  Business
-----------------

General

         Wayne Savings Bancshares, Inc.

         Wayne Savings Bancshares, Inc. (the "Company"), is a unitary holding company for Wayne Savings Community Bank (the "Bank"). The only significant asset of the Company is its investment in the Bank. A plan of conversion and reorganization was approved by the stockholders of the Company, the depositors of Wayne Savings Community Bank and the Office of Thrift Supervision ("OTS") in fiscal 2003, and the related stock offering was completed on January 8, 2003. As of that date 1,350,699 shares of common stock of the Company owned by the M.H.C. were retired and the Company sold 2,040,816 shares of common stock for $10.00 per share. After consideration of funding the employee stock ownership plan ("ESOP") with $1.6 million and related expenses of $1.9 million, net proceeds from the stock offering amounted to $17.1 million. An additional 1,847,820 shares were issued to existing shareholders based on an exchange rate of 1.5109 new shares of common stock for each existing share, resulting in 3,888,795 total new shares outstanding. At March 31, 2006, the Company had total assets of $403.7 million, total deposits of $332.6 million, and stockholders' equity of $35.5 million. On June 1, 2004, the Company acquired Stebbins Bancshares, Inc., and its national bank subsidiary, Stebbins National Bank of Creston, Ohio. The acquisition of Stebbins National Bank increased the Bank's branches to eleven full-service locations. The Company's principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

         Wayne Savings Community Bank

         The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

         The Bank is a community-oriented savings institution offering traditional financial services to its local community. The Bank's primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices. This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market. The Bank's principal business activities consist of originating one- to four-family residential real estate loans, multi-family residential, commercial and non-residential real estate loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

         During the most recent five fiscal years, the Company has rebalanced the loan portfolio by placing an increased emphasis on nonresidential real estate and commercial business loans. Nonresidential real estate loans and commercial loans have increased from $12.4 million, or 4.82% of the loan portfolio and $3.1 million, or 1.22% of the total loan portfolio at March 31, 2002 to $50.8 million, or 21.25%, and $21.6 million, or 9.02%, at March 31,
2006. Correspondingly, one- to four-family residential loans have decreased from $220.1 million, or 85.36% of the total loan portfolio at March 31, 2002 to $149.1 million, or 62.4%, at March 31, 2006. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one- to four-family loans. The increased emphasis on nonresidential real estate and commercial business loans have diversified the loan portfolio, expanded the Company's product offerings and broadened the Company's customer base.

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

         Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of such nationally known companies like J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company. It is also the home of many industrial plants, including Packaging Corporation of America, International Paper Company, Morton Salt, and FritoLay, Inc. The City of Wooster has benefited from the commitment of the world renowned Cleveland Clinic as they have established new state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 1,800 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in both Rittman and Creston.

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

         Stark County, located directly east of Wayne County, is characterized by a diverse economy and over 1,500 different products are manufactured in the county. Stark County also has a strong agricultural base, and ranks fourth in Ohio in the production of dairy products. The major employers in North Canton are the Hoover Company, Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels). Maytag Corp., the parent of the Hoover Company, was acquired by Whirlpool Corp. The future of the Hoover Company in North Canton is uncertain. Timken has also had
plants   close,   resulting  in
job losses in the North Canton region of approximately 30%. The Bank does not have a material concentration of loans in the North Canton market area. Jackson Township is the home to the Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries. North Canton is the location of one of the Bank's branches.

Lending Activities

         General. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage ("ARM") loans collateralized by one- to four-family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate, as well as commercial business loans. The Company also originates consumer loans to broaden services offered to customers.

         The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less. At March 31, 2006, approximately $70.9 million, or 24.4%, of the Company's total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

         The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one- to our-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. Since November 2005, the Company has decided to retain all one- to four-family, fixed rate residential mortgage loan originations with terms of 15 and 30 years in an attempt to stabilize this sector of the loan portfolio. The Company retains servicing on its sold mortgage loans and realizes monthly service fee income. The Company also originates interim construction loans on one- to four-family residential properties.

         The Company has continued developing the commercial business loan program. The purpose of this program is to increase the Company's interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company's customer base. The Company has three experienced commercial lenders to help in this effort. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Commercial loans increased to $21.6 million at March 31, 2006 as compared to $14.1 million at March 31, 2005 and $3.1 million at March 31, 2002. Further, the Company has placed an increased emphasis on nonresidential real estate loan products over the last five years. Nonresidential real estate and land loans increased from $12.4 million, or 4.8%, of the total loan portfolio at March 31, 2002 to $50.8 million, or 21.2%, of the total loan portfolio at March 31, 2006.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.


                                                                              At March 31,
                                       --------------------------------------------------------------------------------------------
                                             2006              2005               2004               2003                2002
                                       ---------------   ----------------   ----------------   ------------------   ---------------
Mortgage loans:                            $       %        $        %         $         %        $          %         $        %
                                       -------- ------   --------  ------   --------  ------   --------  --------   -------- ------
                                                                         (Dollars in thousands)
   One- to four-family
     residential(1)..................  $149,134  62.40%  $157,658   72.60%  $171,736   81.97%  $200,764     86.41%  $220,145  85.36%
   Residential construction loans....     4,675   1.96      4,053    1.87      2,914    1.39      3,548      1.53      8,728   3.38
   Multi-family residential..........     7,930   3.32      7,872    3.63      6,800    3.25      8,512      3.66      7,368   2.86
   Non-residential real
     estate/land(2)..................    50,778  21.25     29,187   13.44     18,439    8.80     12,067      5.19     12,423   4.82
                                       -------- ------   --------  ------   --------  ------   --------  --------   -------- ------
        Total mortgage loans.........   212,517  88.93    198,770   91.54    199,889   95.41    224,891     96.79    248,664  96.42
Other loans:
   Consumer loans(3).................     4,901   2.05      4,306    1.98      3,156    1.51      3,892      1.67      6,096   2.36
   Commercial business loans.........    21,550   9.02     14,075    6.48      6,471    3.08      3,571      1.54      3,134   1.22
                                       -------- ------   --------  ------   --------  ------   --------  --------   -------- ------
        Total other loans............    26,451  11.07     18,381    8.46      9,627    4.59      7,463      3.21      9,230   3.58
                                       -------- ------   --------  ------   --------  ------   --------  --------   -------- ------
   Total loans before net items......   238,968 100.00%   217,151  100.00%   209,516  100.00%   232,354    100.00%   257,894 100.00%
                                                ======             ======             ======             ========            ======
Less:
   Loans in process..................     1,729             1,638              2,579              2,244                4,616
   Deferred loan origination fees....       443               512                679              1,059                1,376
   Allowance for loan losses.........     1,484             1,374                815                678                  730
                                       --------          --------           --------           --------             --------
        Total loans receivable, net..  $235,312          $213,627           $205,443           $228,373             $251,172
                                       ========          ========           ========           ========             ========
   Mortgage-backed securities, net(4)  $ 55,731          $ 60,352           $ 88,428           $ 76,002             $ 17,326
                                       ========          ========           ========           ========             ========

(1) Includes equity loans collateralized by second mortgages in the aggregate amount of $20.9 million, $20.3 million, $20.3 million, $21.2 million, and $18.9 million as of March 31, 2006, 2005, 2004, 2003 and 2002, respectively. Such loans have been underwritten on substantially the same basis as the Company's first mortgage loans.
(2)  Includes  land loans of  $674,000,  $1.4  million,  $575,000,  $813,000 and
     $736,000 as of March 31, 2006, 2005, 2004, 2003 and 2002, respectively.
(3) Includes second mortgage loans of $783,000, $1.4 million, $535,000, $859,000 and $1.2 million as of March 31, 2006, 2005, 2004, 2003 and 2002, respectively.
(4)  Includes mortgage-backed securities designated as available for sale.

         Loan and Mortgage-Backed Securities Maturity and Repricing Schedule. The following table sets forth certain information as of March 31, 2006, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                         One        Three         Five         Ten         Beyond
                                          Within       Through     Through       Through     Through       Twenty
                                         One Year    Three Years  Five Years    Ten Years  Twenty Years     Years        Total
                                        -----------  -----------  -----------  ----------- ------------  -----------  -----------
                                                                              (In Thousands)

Mortgage loans:
  One- to four-family residential:
    Adjustable .......................  $    30,781  $     9,647  $     1,947  $       195  $        --  $        --  $    42,570
    Fixed ............................        2,783          956        1,078       11,291       32,125       58,331      106,564
  Construction:(1)
    Adjustable .......................           --           --           --           --           --           --           --
    Fixed ............................          473           --           --           --          509        1,964        2,946
  Multi-family residential,
   nonresidential and land:
    Adjustable .......................        3,962       11,128       10,438        6,634           --           --       32,162
    Fixed ............................        2,161        8,711        3,505        3,448        8,721           --       26,546
Other Loans:
  Commercial business loans ..........       17,883        1,276        1,511          172          587          121       21,550
  Consumer ...........................        1,271        1,336        1,987          303            4           --        4,901
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total loans ..........................  $    59,314  $    33,054  $    20,466  $    22,043  $    41,946  $    60,416  $   237,239
                                        ===========  ===========  ===========  ===========  ===========  ===========  ===========

Mortgage-backed securities(2) ........  $     9,018  $     2,615  $     1,527  $    13,242  $    19,675  $    10,155  $    56,232
                                        ===========  ===========  ===========  ===========  ===========  ===========  ===========

-----------------------------
(1) Amounts shown are net of loans in process of $1.7 million in construction loans.
(2) Includes mortgage-backed securities available for sale. Does not include premiums of $514,000, discounts of $287,000 and unrealized losses of $728,000.

         The following table sets forth at March 31, 2006, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2007.

                                                            Fixed    Adjustable
                                                              (In Thousands)
Mortgage loans:
  One- to four-family residential ......................   $103,781   $ 11,789
  Construction (1) .....................................      2,473         --
  Multi-family residential, non-residential and land (1)     24,385     28,200
  Consumer .............................................      3,630         --
  Commercial business ..................................      2,436      1,231
                                                           --------   --------
         Total loans ...................................   $136,705   $ 41,220
                                                           ========   ========

Mortgage-backed securities(2) ..........................   $ 45,164   $  2,050
                                                           ========   ========

-----------------
(1)  Net of loans in process of $1.7 million in residential construction loans.
(2) Includes mortgage-backed securities available for sale, which totaled $53.9 million as of March 31, 2006. Does not include premiums of $514,000, discounts of $287,000 and unrealized losses of $728,000.

         One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the
Company's market area. The Company generally does not originate one- to four-family residential loans secured by properties outside of its market area. At March 31, 2006, the Company had $149.1 million, or 62.4%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

         The Company's fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company's portfolio mix, gap and liquidity positions, and market conditions. Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company's one- to four-family residential portfolio has declined $8.5 million, or 5.4%, from March 31, 2005 to March 31, 2006. This reduction was due mainly to the low interest rate environment which prompted many mortgage customers to refinance their loans, coupled with management's intent to increase the commercial loan portfolio. The Company's secondary market activities have been limited to sales of $6.1 million, $6.0 million, $6.2 million, $4.0 million and $27.4 million, for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002, respectively. Such sales generally constituted current period originations. In the third quarter of fiscal 2006, the Company's management temporarily halted sales of loans to stabilize balances in this segment of the loan portfolio. There were no loans identified as available for sale as of March 31, 2006, 2005, 2004, 2003, or 2002.

         The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. Despite the Company's emphasis on ARM loans, the low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans. As a result, during the year ended March 31, 2006, the Company's ARM portfolio decreased by $3.5 million, or 7.6%.

         The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully-indexed interest rate. One- to four-family residential ARM loans totaled $42.6 million, or 17.8%, of the Company's total loan portfolio at March 31, 2006.

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

         The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as interest rate indices. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of March 31, 2006, the Company's equity loan portfolio totaled $20.9 million, or 13.6%, of its one- to four-family mortgage loan portfolio.

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

         Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $7.9 million, or 3.3%, of the Company's total loan portfolio at March 31, 2006. The Company's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At March 31, 2006, most of the Company's multi-family loans were secured by properties located within the Company's market area. At March 31, 2006, the Company's multi-family real estate loans had an average balance of $496,000, and the largest multi-family real estate loan had a principal balance of $3.2 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not emphasize multi-family real estate construction loans.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to- four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $50.1 million, or 21.0%, of the Company's total loan portfolio at March 31, 2006. The Company's non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At March 31, 2006, most of the Company's non-residential real estate loans were secured by properties located within the Company's market area. At March 31, 2006, the Company's non-residential loans had an average balance of $241,000 and the largest non-residential real estate loan had a principal balance of $2.3 million. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans.

         Nonresidential real estate loans have significantly increased from $12.4 million or 4.82% of the total loan portfolio at March 31, 2002 to $50.8 million or 21.25% of the total loan portfolio at March 31, 2006. The Company intends to further diversify its loan portfolio and its increased emphasis on nonresidential real estate lending.

         Loans secured by non-residential real estate generally involve a greater degree of risk than one-to- four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. Land loans are generally offered with a fixed rate and with terms of up to 5 years. Land loans totaled $674,000 at March 31, 2006.

         Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property. At March 31, 2006, the Company had $4.7 million, or 2.0%, of its total loan portfolio invested in interim construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

         Commercial Business Loans. Commercial business loans totaled $21.6 million, or 9.0% of the Company's total loan portfolio at March 31, 2006. This represents net growth of $7.5 million which equates to a 53.1% increase as percentage of total loans compared to $14.1 million at March 31, 2005. The Company has three experienced commercial lenders and is developing an additional commercial lender internally. The Company has plans to continue commercial lending growth as market conditions permit.

         Commercial    loans    carry   a   higher    degree    of   risk   than
one-to-four-residential loans. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company makes loans generally in the $100,000 to $1,000,000 range with the majority of them being under $500,000. Commercial loans are generally underwritten based on the borrower's ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral. Each loan is evaluated for a level of risk and assigned a rating from "1" (the highest rating) to "7" (the lowest rating). All loans originated to date have been rated 4 or higher.

         Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association's assets. In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

         As of March 31, 2006, consumer loans totaled $4.9 million, or 2.1%, of the Company's total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, education loans, credit card loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

         The Company's second mortgage consumer loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At March 31, 2006, second mortgage loans totaled $783,000, or .5%, of one- to four-family mortgages.

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

         Mortgage-Backed Securities. The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company's portfolio for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Total mortgage-backed securities, including those designated as available for sale, decreased from $60.4 million at March 31, 2005 to $55.7 million at March 31, 2006 primarily due to repayments.

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

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company's normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $300,000 must be approved by the Chief Executive Officer and loans in excess of $300,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management's authority. All approvals subsequently are ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At March 31, 2006, the Company had commitments to originate $1.6 million of loans.

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


                                                                     At March 31,
                                                          -----------------------------------
                                                             2006        2005          2004
                                                          ---------    ---------    ---------
                                                                     (In Thousands)

Total loans receivable, net at beginning of year ......   $ 213,627    $ 205,443    $ 228,373
Loans originated:
   One- to four-family residential(1) .................      19,929       20,312       53,116
   Multi-family residential(2) ........................         128           18          421
   Non-residential real estate/land ...................      30,989       11,237        1,147
   Consumer loans .....................................       3,613        1,932        1,318
   Commercial loans ...................................       8,456       22,696       15,859
                                                          ---------    ---------    ---------
      Total loans originated ..........................      63,115       56,195       71,861
Loans sold:
   Whole loans ........................................      (6,065)      (6,726)      (6,198)
                                                          ---------    ---------    ---------
      Total loans sold ................................      (6,065)      (6,726)      (6,198)

Mortgage loans transferred to REO .....................        (412)        (268)        (279)
Loan repayments .......................................     (34,980)     (52,517)     (89,107)
Other loan activity, net(3) ...........................          27       11,500          793
                                                          ---------    ---------    ---------
      Total loans receivable, net at end of year ......   $ 235,312    $ 213,627    $ 205,443
                                                          =========    =========    =========

Mortgage-backed securities at beginning of year .......   $  60,352    $  88,428    $  76,002
Mortgage-backed securities purchased ..................      22,361        8,018       55,526
Principal repayments and other activity ...............     (26,982)     (36,094)     (43,100)
                                                          ---------    ---------    ---------
      Mortgage-backed securities at end of year .......   $  55,731    $  60,352    $  88,428
                                                          =========    =========    =========

-------------------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2) Includes loans to finance the sale of real estate acquired through foreclosure.
(3)  For  fiscal  2005,   includes  other  activity   related  to  the  Stebbins
     acquisition.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." To the extent that loans are originated or acquired for the Company's portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At March 31, 2006, the Company had $443,000 of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

         The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Company recognized fees and service charges of $1.3 million, $1.3 million and $1.5 million, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At March 31, 2006, the Company's largest concentration of loans to one borrower totaled $3.2 million. All of the loans in this concentration were current at March 31, 2006. The Company had no loans at March 31, 2006, which exceeded the loans to one borrower regulations.

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

         At March 31, 2006, the Company had non-performing loans of $772,000 and a ratio of non-performing and impaired loans to loans receivable of .33%. At March 31, 2005, the Company had non-performing loans of $906,000 and a ratio of non-performing and impaired loans to loans receivable of 0.42%. For both fiscal 2006 and 2005, the nonperforming loans consisted mainly of one- to four-family residential mortgage loans. The Company generally does not recognize losses on one- to four-family residential mortgage loans primarily because the loan will generally be a maximum 85% LTV ratio on these mortgages without further insurance. In the opinion of management, all non-performing loans are adequately collateralized as of March 31, 2006 and no significant unreserved loss is anticipated.

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

                                                                     At March 31,
                                                    ----------------------------------------------
                                                     2006      2005      2004      2003      2002
                                                    ------    ------    ------    ------    ------
                                                               (Dollars In Thousands)
Non-accrual loans:
 Mortgage loans:
    One- to four-family residential .............   $  725    $  895    $  714    $  664    $  616
    All other mortgage loans ....................       --        --        24       430     1,070
 Non-mortgage loans:
    Commercial business loans ...................       47        --        --     1,380     1,416
    Consumer ....................................       --        11         9         6        25
                                                    ------    ------    ------    ------    ------
Total non-accrual loans .........................      772       906       747     2,480     3,127
Accruing loans 90 days or more delinquent .......       --        --        --        15        38
                                                    ------    ------    ------    ------    ------
Total non-performing loans ......................      772       906       747     2,495     3,165
Loans deemed impaired (1) .......................       --        --        --        --       645
                                                    ------    ------    ------    ------    ------
Total non-performing and impaired loans .........      772       906       747     2,495     3,810
Total real estate owned (2) .....................      156        35       100        --        19
                                                    ------    ------    ------    ------    ------
Total non-performing and impaired assets ........   $  928    $  941    $  847    $2,495    $3,829
                                                    ======    ======    ======    ======    ======

Total non-performing and impaired loans to net
  loans receivable ..............................     0.33%     0.42%     0.36%     1.09%     1.52%
                                                    ======    ======    ======    ======    ======
Total non-performing and impaired loans to total
   assets .......................................     0.19%     0.22%     0.20%     0.66%     1.14%
                                                    ======    ======    ======    ======    ======
Total non-performing and impaired assets to total
   assets .......................................     0.23%     0.23%     0.23%     0.66%     1.14%
                                                    ======    ======    ======    ======    ======

--------------------------------
(1)  Includes loans deemed impaired that are currently performing.
(2) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the loan's unpaid principal balance or fair value less estimated selling expenses.

         During the year ended March 31, 2006, 2005 and 2004, gross interest income of $44,000, $40,000 and $37,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $44,000, $45,000 and $23,000 for the years ended March 31, 2006, 2005 and 2004, respectively. The Company did not record interest income on impaired loans for fiscal 2006 or 2005. The Company recognized interest income on impaired loans using the cash method of accounting of approximately $249,000 for the year ended March 31, 2004.

         The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

                                                     At March 31,
                                      ------------------------------------------
                                       2006     2005     2004     2003     2002
                                      ------   ------   ------   ------   ------
                                                    (In Thousands)

Loans past due 60-89 days ..........  $  626   $1,084   $  669   $  723   $  431
Loans past due 90 days or more .....     772      906      747    2,495    3,165
                                      ------   ------   ------   ------   ------
   Total past due 60 days or more ..  $1,398   $1,990   $1,416   $3,218   $3,596
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

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.
                                                At March 31,
                                 ------------------------------------------
                                  2006     2005     2004     2003     2002
                                 ------   ------   ------   ------   ------
                                           (Dollars in Thousands)
Substandard assets(1) ........   $1,119   $2,767   $  839   $2,481   $3,303
Doubtful assets ..............       --       --       --       --       --
Loss assets ..................       --       --       --       --      105
                                 ------   ------   ------   ------   ------
   Total classified assets ...   $1,119   $2,767   $  839   $2,481   $3,408
                                 ======   ======   ======   ======   ======
----------------
(1) Includes REO.

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

         During the fiscal years ended March 31, 2006, 2005 and 2004, the Company added $211,000, $430,000 and $173,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $1.5 million, $1.4 million and $815,000 at March 31, 2006, 2005 and 2004, respectively. Management decreased the provision for loan losses by $219,000 in fiscal 2006 mainly due to the Company's decrease in non-accrual loans and classified assets, coupled with the absence of the additional provisioning related to the Stebbin's acquisition in fiscal 2005. These positive factors were partially offset by provisioning related to the Company's portfolio growth in fiscal 2006. While management believes that the Company's current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management's knowledge, all known losses as of March 31, 2006 have been recorded.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                At or for the Year Ended March 31,
                                                 -----------------------------------------------------------------
                                                    2006          2005          2004          2003          2002
                                                 ---------     ---------     ---------     ---------     ---------
                                                                           (In Thousands)

Loans receivable, net ........................   $ 235,312     $ 213,627     $ 205,443     $ 228,373     $ 251,172
                                                 =========     =========     =========     =========     =========
Average loans receivable, net ................     222,944       212,785       214,174       242,120       253,058
                                                 =========     =========     =========     =========     =========
Allowance balance (at beginning of
period) ......................................       1,374           815           678           730           655
Provision for losses .........................         211           430           173            91           134
Stebbins acquisition .........................          --           230            --            --            --
Charge-offs:
   Mortgage loans:
     One- to four-family .....................         (73)          (28)           --           (20)           --
     Residential construction ................          --            --            --            --            --
     Multi-family residential ................          --            --            --            --            --
     Non-residential real estate and land ....          --            --            --           (84)           --
   Other loans:
     Consumer ................................         (75)          (44)          (65)          (54)          (63)
     Commercial ..............................         (10)          (54)           --            --            --
                                                 ---------     ---------     ---------     ---------     ---------
         Gross charge-offs ...................        (158)         (126)          (65)         (158)          (63)
                                                 ---------     ---------     ---------     ---------     ---------
Recoveries:
   Mortgage loans:
     One- to four-family .....................          14            --            --            --            --
     Residential construction ................          --            --            --            --            --
     Multi-family residential ................          --            --            --            --            --
     Non-residential real estate and land ....          --            --            --            --            --
   Other loans:
     Consumer ................................          35            25            29            15             4
     Commercial ..............................           8            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------
         Gross recoveries ....................          57            25            29            15             4
                                                 ---------     ---------     ---------     ---------     ---------
         Net charge-offs .....................        (101)         (101)          (36)         (143)          (59)
                                                 ---------     ---------     ---------     ---------     ---------

Allowance for loan losses balance (at
   end of period) (1) ........................   $   1,484     $   1,374     $     815     $     678     $     730
                                                 =========     =========     =========     =========     =========
Allowance for loan losses as a percent
   of loans receivable, net at end of
   period ....................................        0.63%         0.64%         0.40%         0.30%         0.29%
                                                 =========     =========     =========     =========     =========
Net loans charged off as a percent of
   average loans receivable, net .............        0.05%         0.05%         0.02%         0.06%         0.02%
                                                 =========     =========     =========     =========     =========
Ratio of allowance for loan losses to
   total non-performing  assets at end of
   period ....................................      159.91%       146.01%        96.22%        27.17%        19.07%
                                                 =========     =========     =========     =========     =========
Ratio of  allowance for loan losses to
   non-performing loans at end of period .....      192.23%       151.66%       109.10%        27.17%        19.16%
                                                 =========     =========     =========     =========     =========

-----------------

(1) At March 31, 2002, a specific allowance of $105,000 was reserved for a nonresidential loan that met the definition of impaired pursuant to SFAS No. 114.

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


                                                                             At March 31,
                                      -------------------------------------------------------------------------------------------
                                            2006              2005               2004               2003               2002
                                      ---------------    ---------------    ---------------    ---------------    ---------------
                                                % of               % of              % of                % of               % of
                                              Loans in           Loans in           Loans in           Loans in           Loans in
                                                Each               Each               Each               Each               Each
                                              Category           Category           Category           Category           Category
                                              to Total           to Total           to Total           to Total           to Total
                                      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                                      ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
                                                                        (Dollars in Thousands)
Mortgage loans:
  One- to four-family .............   $   97     62.4%   $   99     72.6%   $  100     82.0%   $  162     86.4%   $  126     85.4%
  Residential construction ........       --      2.0        --      1.9        --      1.4        --      1.5        --      3.4
  Multi-family residential ........       --      3.3        --      3.6        --      3.2         7      3.7        47      2.8
  Non-residential real estate
  and land ........................      505     21.3       545     13.4       196      8.8        55      5.2       207      4.8
Other loans:
  Consumer ........................       40      2.0        37      2.0        20      1.5       119      1.7        28      2.4
  Commercial ......................      842      9.0       693      6.5       499      3.1       335      1.5       322      1.2
                                      ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Total allowance for loan losses ...   $1,484    100.0%   $1,374    100.0%   $  815    100.0%   $  678    100.0%   $  730    100.0%
                                      ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

Investment Activities

         The Company's investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations. The carrying value of the Company's investment securities totaled $73.3 million at March 31, 2006, compared to $72.9 million at March 31, 2005. The Company's cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $14.1 million at March 31, 2006 compared to $29.9 million at March 31, 2005, a decrease of $15.8 million, or 52.8% as the Company was able to repay $7.3 million of short term FHLB advances with excess federal funds sold.

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


                                                                          At March 31,
                                               ---------------------------------------------------------------
                                                       2006                  2005                 2004
                                               -------------------   -------------------   -------------------
                                               Carrying    Market    Carrying    Market    Carrying    Market
                                                Value      Value      Value      Value      Value      Value
                                               --------   --------   --------   --------   --------   --------
                                                                          (In Thousands)
Investment securities:

Corporate bonds and notes ..................   $  6,016   $  5,999   $ 11,086   $ 11,156   $ 11,714   $ 12,418
U.S. Government and agency obligations .....     55,802     55,803     51,239     51,246     15,189     15,262
Municipal obligations ......................     11,489     11,499     10,531     10,543      4,679      4,696
                                               --------   --------   --------   --------   --------   --------
       Total investment securities .........     73,307     73,301     72,856     72,945     31,582     32,376
Other Investments:
Interest-bearing deposits in other financial
  institutions .............................     11,171     11,171      6,366      6,366      6,721      6,721
Federal funds sold .........................         --         --     19,400     19,400      9,875      9,875
Federal Home Loan Bank stock ...............      4,623      4,623      4,386      4,386      4,205      4,205
                                               --------   --------   --------   --------   --------   --------
       Total investments ...................   $ 89,101   $ 89,095   $103,008   $103,097   $ 52,383   $ 53,177
                                               ========   ========   ========   ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at March 31, 2006. The Company does not hold any investment securities with maturities in excess of 30 years.


                                                                                At March 31, 2006
                                               ----------------------------------------------------------------------------------
                                                One Year or Less     One to Five Years   Five to Ten Years    More than Ten Years
                                               ------------------   ------------------   ------------------   -------------------
                                               Carrying   Average   Carrying   Average   Carrying   Average    Carrying   Average
                                                 Value     Yield      Value     Yield      Value     Yield      Value      Yield
                                               --------   -------   --------   -------   --------   -------    -------   -------
                                                                              (Dollars in Thousands)

Investment Securities:
  Corporate bonds and notes .................   $ 4,992      6.39%   $ 1,024      7.62%   $    --        -%    $    --        -%
  U.S. Government and agency obligations ....    17,475      3.31     29,668      3.66      7,348      5.42      1,311      5.09
  Municipal obligations .....................        --        --      1,145      4.90      1,992      5.67      8,352      6.62
                                                -------   -------    -------   -------    -------   -------    -------   -------
    Total investment securities .............   $22,467      3.99%   $31,837      3.83%   $ 9,340      5.43%   $ 9,663      6.41%
                                                =======   =======    =======   =======    =======   =======    =======   =======


                                                      At March 31, 2006
                                            -----------------------------------
                                                       Total Investment
                                                         Securities
                                            -----------------------------------
                                            Average                     Weighted
                                              Life   Carrying   Market  Average
                                            In Years   Value    Value    Yield
                                            --------  -------  -------  -------
                                                    (Dollars in Thousands)

Investment Securities:
  Corporate bonds and notes ...............      .72  $ 6,016  $ 5,999     6.60%
  U.S. Government and agency obligations ..     2.55   55,802   55,803     3.82
  Municipal obligations ...................    13.16   11,489   11,499     6.25
                                             -------  -------  -------  -------
  Total investment securities .............     4.03  $73,307  $73,301     4.42%
                                             =======  =======  =======  =======

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank ("FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company had $32.8 million of advances from the FHLB at March 31, 2006.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts, commercial repurchase agreements, and individual retirement accounts. The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

         Deposit Portfolio. Savings and other deposits in the Company as of March 31, 2006, were comprised of the following:


  Weighted                                                                                             Percentage
   Average                                                                  Minimum                     of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)

     0.33%               None             NOW accounts                     $    100      $  56,791         17.08%
     0.58                None             Savings accounts                       25         61,339         18.44
     2.09                None             Money market investor               2,500         20,656          6.21
     3.76                None             Commercial repurchase agreements     none          5,704          1.72


                                            Certificates of Deposit
                                            -----------------------

     4.05            12 months or less    Fixed term, fixed rate                500         61,814         18.59
     2.38            12 to 24 months      Fixed term, fixed rate                500         19,181          5.76
     3.41            25 to 36 months      Fixed term, fixed rate                500         18,541          5.58
     4.44            36 months or more    Fixed term, fixed rate                500         53,641         16.13
     4.34            Negotiable           Jumbo certificates                100,000         34,903         10.49
                                                                                         ---------        ------
                                                                                         $ 332,570         100.00%
                                                                                         =========        ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.


                                  Balance at                         Balance at                         Balance at
                                   March 31, Percent of   Increase    March 31, Percent of   Increase    March 31, Percent of
                                     2006     Deposits   (Decrease)     2005     Deposits   (Decrease)     2004     Deposits
                                   --------   --------    --------    --------   --------    --------    --------   --------
                                                                    (Dollars in Thousands)

NOW accounts ...................   $ 56,791      17.08%   $  3,731    $ 53,060      16.55%   $ 10,381    $ 42,679      14.63%
Savings accounts ...............     61,339      18.44     (20,845)     82,184      25.64          91      82,093      28.13
Money market investor ..........     20,656       6.21       2,559      18,097       5.65       6,204      11,893       4.08
Commercial repurchase agreements      5,704       1.72       5,704          --         --          --          --         --
Certificates of deposit(1)
Original maturities of:
  12 months or less ............     61,814      18.59      19,331      42,483      13.25      26,642      15,841       5.42
  12 to 24 months ..............     19,181       5.76      (5,257)     24,438       7.62     (19,107)     43,545      14.92
  25 to 36 months ..............     18,541       5.58       2,502      16,039       5.00      (1,821)     17,860       6.12
  36 months or more ............     53,641      16.13         458      53,183      16.59      10,402      42,781      14.66
Negotiated jumbo ...............     34,903      10.49       3,801      31,102       9.70      (4,036)     35,138      12.04
                                   --------   --------    --------    --------   --------    --------    --------   --------
     Total .....................   $332,570     100.00%   $ 11,984    $320,586     100.00%   $ 28,756    $291,830     100.00%
                                   ========   ========    ========    ========   ========    ========    ========   ========

------------------------------
     (1) Certain Individual Retirement Accounts ("IRAs") are included in the respective certificate balances. IRAs totaled $34.7 million, $34.1 million and $32.8 million, as of March 31, 2006, 2005 and 2004, respectively.

         The following table sets forth the average dollar amount and weighted average rate of savings deposits in the various types of savings accounts offered by the Company.


                                                                    Years Ended March 31,
                            -----------------------------------------------------------------------------------------------------
                                         2006                              2005                               2004
                            -------------------------------    -------------------------------    -------------------------------
                                       Percent     Weighted               Percent     Weighted               Percent     Weighted
                            Average       of       Average     Average      of        Average     Average      of        Average
                            Balance    Deposits      Rate      Balance    Deposits      Rate      Balance    Deposits      Rate
                            --------   --------    --------    --------   --------    --------    --------   --------    --------
                                                                    (Dollars in Thousands)

Noninterest-bearing
  demand deposits .......   $ 12,843       3.96%       0.00%   $  9,849       3.14%       0.00%   $  9,321       3.15%       0.00%
NOW accounts ............     46,451      14.30        0.40      35,913      11.45         .53      34,190      11.54         .43
Savings accounts ........     62,582      19.27        0.73      82,817      26.41         .79      81,034      27.35         .85
Money market investor ...     19,055       5.87        1.77      14,238       4.54        1.36      13,217       4.46         .92
Commercial repurchase
  agreements ............      5,335       1.64        2.84          --         --          --          --         --          --
Certificates of deposit .    178,505      54.96        3.54     170,794      54.46        2.96     158,482      53.50        3.12
                            --------   --------    --------    --------   --------    --------    --------   --------    --------
     Total deposits .....   $324,771     100.00%       2.22%   $313,611     100.00%       1.81%   $296,244     100.00%       1.99%
                            ========   ========    ========    ========   ========    ========    ========   ========    ========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                               At March 31,
                                      ------------------------------
                                        2006       2005       2004
                                      --------   --------   --------
                                          (Dollars in Thousands)

1.05- 2.00% .......................   $  9,256   $ 39,272   $ 59,687
2.01- 4.00% .......................     66,103     82,548     48,536
4.01- 6.00% .......................    112,721     45,294     46,565
6.01- 6.75% .......................         --        131        377
                                      --------   --------   --------
     Total ........................   $188,080   $167,245   $155,165
                                      ========   ========   ========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at March 31, 2006.

                                                 Amount Due
                            ----------------------------------------------------
                            Less Than    1-2        2-3       After
                            One Year    Years      Years     3 Years     Total
                            --------   --------   --------   --------   --------
Rate                                           (In Thousands)
----

1.05- 2.00% .............   $  9,256   $     --   $     --   $     --   $  9,256
2.01- 4.00% .............     38,763     19,655      6,368      1,317     66,103
4.01- 6.00% .............     81,947     14,799      5,071     10,904    112,721
                            --------   --------   --------   --------   --------
     Total ..............   $129,966   $ 34,454   $ 11,439   $ 12,221   $188,080
                            ========   ========   ========   ========   ========

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2006.

                        Maturity Period               Certificates of Deposit
                        ---------------               -----------------------
                                                          (In Thousands)

Three months or less..................................          $ 9,814
Over three months through six months..................            9,902
Over six months through twelve months.................           18,525
Over twelve months....................................           12,175
                                                                -------
     Total............................................          $50,416
                                                                =======

Borrowings

         Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At March 31, 2006, the Company had $32.8 million in advances outstanding.

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

                                            Year Ended March 31,
                                     --------------------------------
                                       2006        2005        2004
                                     --------    --------    --------
                                          (Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance .....   $ 39,000    $ 40,000    $ 30,000
   Balance at end of period ......     32,750      40,000      30,000
   Average balance ...............     28,424      26,076      30,000

Weighted average interest rate on:
   Balance at end of period ......       4.19%       3.59%       4.15%
   Average balance for period ....       3.81        3.96        4.16

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

Subsidiaries

         At March 31, 2006, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

         The Company had 102 full-time employees and 38 part-time employees at March 31, 2006. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

         As a state-chartered, FDIC insured institution, the Bank is subject to examination, supervision and extensive regulation by the OTS, the Ohio Department of Commerce, Division of Financial Institutions ("ODFI") , and the FDIC. The Bank is a member of, and owns stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and ODFI regularly examine the Bank and prepare reports for the consideration of the Company's Board of Directors on any deficiencies that they may find in the Company's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, ODFI, or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

         A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2006, the Company maintained 91.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well-capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2006 the Bank was a "well-capitalized" institution.

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

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2006, of $4.6 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 5.0% for the fiscal year ended March 31, 2006. In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company's net interest income will decline.

Ohio Regulation

         As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the Ohio Department of Commerce, Division of Financial Institutions ("ODFI"). Regulation by the ODFI affects the Bank's internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

         Under Ohio law, an Ohio association may buy any obligation representing a loan that would be a legal loan if originated by the Bank, subject to various requirements including: loans secured by liens on income-producing real estate may not exceed 20% of an association's assets; consumer loans, commercial paper, and corporate debt securities may not exceed 20% of an association's assets; loans for commercial, corporate, business, or agricultural purposes may not exceed 30% of an association's assets, provided that an association's required reserve must increase proportionately; certain other types of loans may be made for lesser percentages of the association's assets; and, with certain limitations and exceptions, certain additional loans may be made if not in excess of 3% of the association's total assets. In addition, no association may make real estate acquisition and development loans for primarily residential use to one borrower in excess of 2% of assets. The total investments in commercial paper or corporate debt of any issuer cannot exceed 1% of an association's assets, with certain exceptions.

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

         Ohio has adopted statutory limitations on the acquisition of control of an Ohio savings and loan association by requiring the written approval of the ODFI prior to the acquisition by any person or company, as defined under the Ohio Revised Code, of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or company, either directly, indirectly, or acting in concert with one or more other persons or companies (a) acquires 15% of any class of voting stock, irrevocable proxies, or any combination thereof, (b) directs the election of a majority of directors, (c) becomes the general partner of the savings and loan association, (d) has influence over the management and policies of the savings and loan association,
(e) has the ability to direct shareholder votes, or (f) anything else deemed to be control by the ODFI. The ODFI's written permission is required when the total amount of control held by the acquiror was less than or equal to 25% control before the acquisition and more than 25% control after the acquisition, or when the total amount of control held by the acquiror was less than 50% before the acquisition and more than 50% after the acquisition. Ohio law also prescribes other situations in which the ODFI must be notified of the acquisition even though prior approval is not required. Any person or company, which would include a director, will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors.

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

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of an accounting oversight board which enforces auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms now apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the
Sarbanes-Oxley Act, a registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

         The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Company was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction. The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves was taken into taxable income ratably (on a straight-line basis) over a six-year period.

         Retained earnings as of March 31, 2006 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

         The Company's federal income tax returns through March 31, 2003 have been closed by statute or examination.

         Ohio Taxation. The Bank files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Company paid Delaware franchise taxes of $33,000 in fiscal 2006.

ITEM 1A.    Risk Factors
------------------------

         Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the SEC. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking Statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company encounters a number of risks in the conduct of its business. A discussion of such risks follows.

         The Company's results of operations are significantly dependent on economic conditions and related uncertainties. Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

         Changes in interest rates could have a material adverse effect on our operations. The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest earning assets such as loans and investment securities and the interest expense paid on interest bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest bearing liabilities, or interest rate spread, and the average life of our interest earning assets and interest bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest earning assets currently are well balanced in relation to the estimated maturities of our interest bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

         There are increased risks involved with commercial real estate, construction, commercial business and consumer lending activities. Our lending activities include loans secured by existing commercial real estate. Commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

         Our allowance for losses on loans may not be adequate to cover probable losses. We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

         Growth Strategy. The Company has pursued and continues to pursue a strategy of growth. The success of the Company's growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services. This growth strategy may present special risks, such as the risk that the Company will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing new products and services, the risk that the Company will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

         Control by Management; Anti-Takeover Provisions. The Board of directors beneficially own in the aggregate approximately 6.0% of the outstanding shares of Common Stock of the Company at March 31, 2006. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the principal stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 500,000 shares of authorized but unissued preferred stock, par value $ .10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

         Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq Market under the symbol "WAYN." During the 12 months ended May 15, 2006, the average weekly trading volume in the Common Stock has been approximately 498 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The principal shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

         Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Russell L. Harpster; President, Phillip E. Becker and Chief Financial Officer, H. Stewart Fitz Gibbon III and Operations Officer, Bryan C. Fehr. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

         Competition. Banking institutions operate in a highly competitive environment. The Company competes with other commercial banks, credit unions, savings institutions, finance companies, mortgage companies, mutual funds, and other financial institutions, many of which have substantially greater financial resources than the Company. Certain of these competitors offer products and services that are not offered by the Company and certain competitors are not subject to the same extensive laws and regulations as the Company. Additionally, consolidation of the financial services industry in Ohio and in the Midwest in recent years has increased the level of competition. Recent and proposed regulatory changes may further intensify competition in the Company's market area.

         Holding Company Structure; Government Regulations and Policies. The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from Wayne Savings Community Bank to the Company. Under state and federal banking law, the payment of dividends by the Company are subject to capital adequacy requirements. The inability of the Company to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to the shareholders.

ITEM 1B.    Unresolved Staff Comments
-------------------------------------

         Not applicable.

ITEM 2.     Properties
----------------------

         The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area. The following table sets forth information about its offices as of March 31, 2006.

                                                  Original Year
                                      Leased or     Leased or     Year of Lease
Location                                Owned       Acquired       Expiration
--------------------------------      --------    -------------   -------------

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
Ashland, Ohio

Rittman Office
237 North Main Street                   Owned         1972            N/A
Rittman, Ohio

Lodi Office
303 Highland Drive                      Owned         1980            N/A
Lodi, Ohio

Village Office
1265 S. Main Street                     Owned         1998            N/A
North Canton, Ohio

Stebbins Office
121 N. Main Street
Creston, Ohio                           Owned         2005            N/A

         The Company's accounting and recordkeeping activities are maintained through an in-house data processing system.

ITEM 3.     Legal Proceedings
-----------------------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.

                                     PART II

ITEM 5.     Market for Registrant's  Common Equity, Related  Stockholder Matters
--------------------------------------------------------------------------------
            and Issuer Purchases of Equity Securities
            -----------------------------------------

         The Company's common stock trades on the Nasdaq National Market using the symbol "WAYN." The following table sets forth the high and low trading prices of the Company's common stock during the two most recent fiscal years, together with the cash dividends declared.

                                                                          Cash
Fiscal Year Ended                                                       dividend
March 31, 2006                    High                  Low             declared

First quarter                   $16.43               $13.91               $.120
Second quarter                  $16.50               $14.75               $.120
Third quarter                   $16.00               $13.83               $.120
Fourth quarter                  $16.50               $15.01               $.120

                                                                          Cash
Fiscal Year Ended                                                       dividend
March 31, 2005                    High                  Low             declared

First quarter                   $21.00               $14.82               $.120
Second quarter                  $16.79               $15.36               $.120
Third quarter                   $16.88               $15.92               $.120
Fourth quarter                  $16.40               $15.35               $.120

         As of April 5, 2006, the Company had 1,522 shareholders of record and 3,339,552 shares of common stock outstanding. This does not reflect the number of persons whose stock is in nominee or "street name" accounts through brokers.

         Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations, and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

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


                                                      Total Number of
                                                    Shares Purchased as     Maximum Number of
                        Total Number     Average      Part of Publicly    Shares that May Yet Be
                         of Shares     Price Paid    Announced Plans or    Purchased Under the
      Period             Purchased     per Share         Programs          Plans or Programs(1)
--------------------   -------------   ----------   -------------------   ---------------------
January 1-31, 2006           --            --               --                  140,105

February 1-28, 2006          --            --               --                  140,105

March 1-31, 2006             --            --               --                  140,105

     Total                   --            --               --                  140,105


------------
(1) A repurchase program for 185,491 shares, or 5% of the Company's outstanding shares, was publicly announced on September 2, 2004 and expired on August 26, 2005. As of March 31, 2005, 84,761 shares had been repurchased under that program. On June 6, 2005, the Company announced the completion of the repurchase program and the authorization by the Board of Directors of a new program for the repurchase of 352,433 shares, or 10% of the Company's outstanding shares over any period.

Equity Compensation Plan Information

         The following table sets forth information as of March 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.


                                                               Number of Shares Remaining
                          Number of shares to be issued            Weighted-Average             Available for Future Issuance
                        Upon the exercise of outstanding           Exercise Price of           (Excluding Shares reflected in
Plan Category             Options, Warrants and Rights            Outstanding Options                 the First Column)
-------------             ----------------------------            -------------------                 -----------------
Equity Compensation
Plans Approved by
Security Holders                     179,148                            $13.92                                --

Equity Compensation
Plans Not Approved by
Security Holders                       --                                 --                                  --
                                       --                                 --                                  --
                                     -------                            ------                              -----
                                     179,148                            $13.92                                --
                                     =======                            ======                              =====

ITEM 6.     Selected Financial Data
-----------------------------------

         The following table set forth certain consolidated financial and other data of Wayne Savings Bancshares, Inc., at the dates and for the years indicated. The consolidated financial statements as of and for the years ended March 31, 2003 and March 31, 2002, inclusive, are those of Wayne Savings Bancshares, Inc. prior to the reorganization and change in corporate form discussed in the Notes to the Consolidated Financial Statements and elsewhere herein. For additional information about the Company, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.


                                                                       At March 31,
                                                  2006         2005        2004        2003       2002
                                                                      (In thousands)
Selected Financial Condition Data:
Total assets..............................    $403,679     $403,633    $369,007    $378,991   $334,843
Loans receivable, net (1).................     235,312      213,627     205,443     228,373    251,172
Mortgage-backed securities (2)............      55,731       60,352      88,428      76,002     17,326
Investment securities.....................      73,307       72,856      31,582      35,841     22,286
Cash and cash equivalents (3).............      14,123       29,942      19,887      17,496     27,883
Deposits..................................     332,570      320,586     291,830     300,931    300,957
Stockholders' equity......................      35,516       40,199      43,561      44,663     26,047


--------------------------------
(1)  Includes loans held for sale.
(2)  Includes mortgage-backed securities available for sale.
(3) Includes cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold.


                                                           Year Ended March 31,
                                             2006       2005        2004       2003       2002
                                                 (In thousands, except for share amounts)
Selected Operating Data:
Interest income ........................   $ 19,688   $ 17,632    $ 18,216   $ 20,023   $ 21,309
Interest expense .......................      8,280      6,716       7,147      9,169     12,348
                                           --------   --------    --------   --------   --------
     Net interest income ...............     11,408     10,916      11,069     10,854      8,961
Provision for losses on  loans .........        211        430         173         91        134
                                           --------   --------    --------   --------   --------
     Net interest income after provision
      for losses on loans ..............     11,197     10,486      10,896     10,763      8,827
Other income ...........................      1,777      1,684       1,933      1,643      1,657
General, administrative and other
  expense (1) ..........................     10,899     11,874       8,971      8,417      7,722
                                           --------   --------    --------   --------   --------
Earnings before income taxes ...........      2,075        296       3,858      3,989      2,762
Federal income taxes (benefits) ........        435        (85)      1,154      1,217        939
                                           --------   --------    --------   --------   --------

NET EARNINGS ...........................   $  1,640   $    381    $  2,704   $  2,772   $  1,823
                                           ========   ========    ========   ========   ========

Basic earnings per share (2) ...........   $   0.50   $   0.11    $   0.72   $   0.71   $   0.47
                                           ========   ========    ========   ========   ========
Diluted earnings per share (2) .........   $   0.50   $   0.11    $   0.72   $   0.71   $   0.47
                                           ========   ========    ========   ========   ========
Cash dividends declared
  per common share (3) .................   $   0.48   $   0.48    $   0.47   $   0.45   $   0.45
                                           ========   ========    ========   ========   ========

------------------
(1) In 2005, general, administrative and other expense includes $1.4 million of costs related to accelerating the Company's Management Recognition and Stock Option Plans.
(2)  All per share  amounts  have been  restated to give effect to the 1.5109 to
     1.00 share exchange ratio provided for in the Company's conversion offering.
(3) During the fiscal year ended March 31, 2003, the M.H.C. waived its right to receive all dividends. During fiscal 2002 the M.H.C. waived approximately $.44 of the $.45 per share dividends paid on common stock.

                                                         At or For the Year Ended March 31,
                                                     2006      2005      2004      2003      2002

Key Operating Ratios and Other Data:
Return on average assets (net earnings divided
  by average total assets) .....................     0.42%     0.10%     0.73%     0.78%     0.56%

Return on average equity (net earnings
  divided by average equity) ...................     4.42      0.90      6.09      8.80      7.12

Average equity to average assets ...............     9.47     10.93     11.95      8.92      7.93

Equity to assets at year end ...................     8.80      9.96     11.80     11.78      7.78

Interest rate spread (difference between average
  yield on interest-earning assets and average
  cost of interest-bearing liabilities) ........     3.02      2.89      2.97      3.09      2.77

Net interest margin (net interest income
  as a percentage of average interest-
  earning assets) ..............................     3.10      3.02      3.14      3.24      2.93

General, administrative and other expense
  to average assets (1) ........................     2.78      2.72      2.41      2.38      2.39

Nonperforming and impaired loans
  to loans receivable, net .....................     0.33      0.42      0.36      1.09      1.52

Nonperforming and impaired assets
  to total assets ..............................     0.23      0.23      0.23      0.66      1.14





Average interest-earning assets to average
  interest-bearing liabilities .................   104.09    106.49    108.12    105.40    103.98

Allowance for loan losses to nonperforming
  and impaired loans ...........................   192.23    151.66    109.10     27.17     19.16

Allowance for loan losses to nonperforming
  and impaired assets ..........................   159.91    146.01     96.22     27.17     19.07

Net interest income after provision for losses
  on loans, to general, administrative and
  other expense (1) ............................   102.73    100.13    121.46    127.87    114.31

Number of full-service offices .................    11        11        10        10        10

Dividend payout ratio ..........................    98.60    455.91     66.83     38.35     46.74


----------------
(1) In calculating this ratio, general, administrative and other expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure. For fiscal 2005, this ratio does not include expense relating to acceleration of the Company's Management Recognition Plan and Stock Option Plan.


ITEM 7.     Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
            Results of Operations
            ---------------------

General

The consolidated financial statements include Wayne Savings Bancshares, Inc. and its wholly-owned subsidiary, Wayne Savings Community Bank. Intercompany
transactions  and  balances  are  eliminated  in  the   consolidated   financial
statements.

The Company's net earnings are primarily dependent on its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowings. The Company's net earnings also are affected by its provision for losses on loans, as well as the amount of other income, including trust fees and service charges, and general, administrative and other expense, such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Business Strategy

The Company's current business strategy is to operate a well-capitalized, profitable and community-oriented bank dedicated to providing quality service and products to its customers. The Company has sought to implement this strategy in recent years by: (1) closely monitoring the needs of customers and providing personal, quality customer service; (2) continuing the origination of a wide array of loan products in the Company's market area; (3) managing interest rate risk exposure by better matching asset and liability maturities and rates; (4) increasing fee income, including the establishment of a trust department; (5) managing asset quality; (6) maintaining a strong retail deposit base; (7) maintaining capital in excess of regulatory requirements; and (8) emphasizing the commercial loan program to add high quality, higher yielding assets to the Company's loan portfolio.

Discussion of Financial Condition Changes from March 31, 2005 to March 31, 2006

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and actual results could differ significantly from those discussed in forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters: (1) management's determination of the amount and adequacy of the allowance for loan losses; (2) the effect of changes in interest rates; (3) management's opinion as to the effects of recent accounting pronouncements on the Company's consolidated financial statements; and (4) management's opinion as to the Bank's ability to maintain regulatory capital at current levels. The Company considers the allowance for loan losses and related loss provision to be a critical accounting policy. A detailed discussion as to the application of such policy is set forth on the following pages.

At March 31, 2006, total assets of $403.7 million remained virtually unchanged from the $403.6 million total at March 31, 2005.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, decreased by $15.4 million, or 14.9%, to $87.4 million at March 31, 2006 mainly due to a reduction in federal funds sold of $19.4 million. Mortgage-backed securities decreased by $4.6 million, or 7.7%, to $55.7 million as these adjustable rate securities continued to experience significant principal repayments due to borrowers refinancing to fixed-rate loans in the current rising interest rate environment. Principal repayments were partially offset by purchases of mortgage-backed securities totaling $22.4 million.

During the fiscal year ended March 31, 2006, loans receivable increased $21.7 million, or 10.2%, as the Bank originated and retained $63.1 million of loans and received payments of $35.0 million. Rather than reinvest funds from sales of and repayments on loans in long-term, fixed rate and lower yielding residential loans during this period of rising interest rates, the lending division has been able to originate shorter-term adjustable rate commercial loans. The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company favorably in the current interest rate environment. The composition of the loan portfolio continued to evolve during the fiscal year ending March 31, 2006, as exemplified by a net decrease of $7.9 million in residential and construction mortgage loans, which were more than offset by increases in nonresidential real estate loans of $21.6 million and a net increase in commercial loans of $7.5 million.

At March 31, 2006, the allowance for loan losses totaled $1.5 million, or .63% of loans, compared to $1.4 million, or .64% of loans at March 31, 2005. In determining the amount of loan loss analysis at any point of time, management and the board apply a systematic process of focusing on the risk of loss in the portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At March 31, 2006, all delinquent nonresidential, multi-family and commercial loans were viewed as well-secured, with no material loss anticipated. The second step in determining the allowance for loan loss entails the application of historic loss experience to individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the Board's and management's perception of the overall risk in the economy. Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank's loan grading process. Due primarily to the growth of the nonresidential real estate and the commercial loan portfolio, management charged $211,000 to the provision during fiscal 2006.

Discussion of Financial Condition Changes from March 31, 2005 to March 31, 2006 (continued)

Deposits at March 31, 2006, totaled $332.6 million, an increase of $12.0 million from $320.6 million at March 31, 2005, generally reflecting the Bank's competitive deposit pricing in all market areas. Certificates of deposit increased by $20.8 million, newly implemented commercial repurchase agreements increased by $5.7 million, NOW accounts increased by $3.7 million and money market investor accounts increased by $2.6 million. These increases were partially offset by a reduction of $20.8 million in savings deposits.

Borrowings totaled $32.8 million at March 31, 2006 as compared with $40.0 million at March 31, 2005. The Company was able to repay short-term Federal Home Loan Bank advances during the fiscal year by utilizing the increase in deposits and cash flows from the loan and securities portfolios.

Stockholders' equity totaled $35.5 million, a decrease of $4.7 million, or 11.6%, during the year ending March 31, 2006, due primarily to purchases of treasury stock totaling $5.0 million, dividends totaling $1.6 million and an increase in the unrealized loss on available for sale securities of $219,000. These amounts were partially offset by $1.6 million in net earnings for the fiscal year ended March 31, 2006 and from stock option exercises totaling $365,000.

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005

General
-------

The Company has continued to maintain its strategy to aggressively manage interest rate risk. This strategy negatively affected earnings for fiscal 2005 and 2004, with earnings benefits beginning to appear the last half of fiscal 2006. Management believes that the investment of excess funds primarily in shorter term assets will continue to help the Company in the current rising interest rate environment.

Net earnings totaled $1.6 million for fiscal year ended March 31, 2006, an increase of $1.3 million when compared to the net earnings of $381,000 for the fiscal year ended March 31, 2005. The increase in net earnings was primarily attributable to an increase net interest income of $492,000, a decrease in provision for loan losses of $219,000 and a decrease in general, administrative and other expense of $975,000, or 8.2%. The growth in pretax earnings was partially offset by an increase in federal income taxes of $520,000.

Interest Income
---------------

Interest income increased $2.1 million or 11.7%, to $19.7 million for the fiscal year ended March 31, 2006, compared to the same period in 2005. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.36% from 4.87% for the fiscal year ended March 31, 2005, coupled with an increase in the weighted average balance of $5.9 million, or 1.6%. The yield increase is primarily due to the Federal Reserve raising the federal funds rate 2.0% over the past year. These rate increases have beneficially affected the yields earned on the Company's investment securities and interest-bearing deposits. The Company has purposefully invested excess funds in shorter-term securities and adjustable rate loans rather than long-term fixed rate loans. Although such strategy can sacrifice short-term income, it strengthens the Company's interest rate position and allows the Company to profitably redeploy such assets in a rising rate environment.

Interest income on loans increased $1.2 million, or 9.3%, for the year ended March 31, 2006, compared to the same period in 2005, due primarily to a $10.2 million, or 4.8%, increase in the weighted-average balance of loans year over year, coupled with a 26 basis point increase in the weighted average yield on loans outstanding. The increase in the weighted-average balance of loans was primarily due to the emphasis on nonresidential and commercial loans.

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005 (continued)

Interest Income (continued)
---------------------------

Interest income on mortgage-backed securities decreased $159,000, or 7.1%, during fiscal 2006, compared to the same period in 2005, due primarily to a decrease of $18.3 million, or 25.1%, in the weighted-average balance caused mainly by continued principal prepayments. The decrease in the weighted average balance was offset by an increase of 74 basis points to a weighted average yield of 3.83% as compared to 3.09%, from the comparable 2005 period, generally reflecting upward interest rate adjustments in the current rising rate environment.


Interest income on investment securities increased by $1.0 million, or 49.4% during the 2006 period compared to the same period in 2005, reflecting an increase in the weighted average balance of $24.1 million, or 46.1%, to $76.2 million from $52.2 million during the comparable 2005 period, coupled with an increase in the average yield of 8 basis points to 4.01%. The increase in the weighted-average volume reflects the Company's strategy of investing in short-term investment securities in the current increasing interest rate environment. This strategy provides the Company with flexibility to use funds from securities sales and repayments to originate loans such as nonresidential and commercial loans with higher yields and in some instances shorter terms.

Interest income on interest-bearing deposits increased by $6,000, or 1.4%, for the fiscal year ended March 31, 2006, due primarily to an increase in the average yield of 137 basis points to 3.20%, partially offset by a reduction in the weighted average balance during fiscal 2006 of $10.1 million, or 42.2%.

Interest Expense
----------------

Interest expense for the fiscal year ended March 31, 2006 totaled $8.3 million, an increase of $1.6 million , or 23.3%, from interest expense for fiscal year ended March 31, 2005. The increase in interest expense resulted from an increase in the average cost of funds of 36 basis points to 2.34% for fiscal 2006, coupled with an increase of $13.5 million, or 4.0%, in the weighted average balance of deposits and borrowings outstanding in fiscal 2006.

Interest expense on deposits totaled $7.2 million for fiscal 2006, an increase of $1.5 million, or 26.6%, compared to fiscal 2005. The increase in deposit costs resulted from an increase of 41 basis points in the average cost of deposits to 2.22% for fiscal 2006, coupled with a 2006 increase in the average balance outstanding of $11.2 million, or 3.6%. As noted earlier, a shift in the composition of deposits from lower cost savings deposits to higher cost certificates of deposits contributed to the increase in the cost of deposits.

Interest expense on borrowings totaled $1.1 million for the year ended March 31, 2006, an increase of $51,000, or 4.9%, from the 2005 period, due primarily to an increase in the weighted average balance of $2.3 million, or 9.0%, which was partially offset by rate reduction of 15 basis points to 3.81% for the fiscal year ended March 31, 2006 as a result of the repayment of higher rate advances.

Net Interest Income
-------------------

Net interest income totaled $11.4 million for the fiscal year ended March 31, 2006, an increase of $492,000, or 4.5%, from the amount for fiscal 2005. The average interest rate spread increased to 3.02% for fiscal 2006 from 2.89% for fiscal 2005. The net interest margin increased to 3.10% for fiscal 2006 from 3.02% for the fiscal year ended March 31, 2005.

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005 (continued)

Provision for Losses on Loans
-----------------------------

The Company recorded a provision for losses on loans totaling $211,000 and $430,000 for the fiscal years ended March 31, 2006 and 2005, respectively. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of March 31, 2006.

Other Income
------------

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts increased by $93,000, or 5.5%, to $1.8 million for fiscal 2006, from $1.7 million for the year ended March 31, 2005. The increase resulted primarily from an increase in cash surrender value of life insurance of $123,000 and $74,000 in other service fees, charges and other operating income, partially offset by a reduction of $104,000 in gain on sale of loans. The decline in gain on sale of loans is primarily due to a significant reduction in origination volume, amplified by management's decision during fiscal 2006 to retain certain fixed rate mortgage loans to facilitate growth in the portfolio.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $975,000, or 8.2%, to $10.9 million for the fiscal year ended March 31, 2006, compared to fiscal 2005. The decrease in general, administrative and other expense is primarily due to the absence of the $1.4 million in accelerated expense related to the management recognition and stock option plan recognized in 2005. Employee compensation and benefits decreased by $848,000, or 11.7%. Net of the aforementioned accelerated expense of the management recognition and stock option plan, employee compensation and benefits increased $554,000 due primarily to $421,000 in retirement expense recognized due to the death of the former Chief Executive Officer and retirement of the Chief Operations Officer and normal merit salary increases. An increase of $68,000, or 3.7%, in occupancy and equipment expense was primarily due to increased data line costs related to the online banking program, coupled with an increase of depreciation expense. A decrease of $48,000, or 8.3%, in franchise taxes was due to the reduction in equity from the repurchase of treasury stock. The increase in other operating expense was primarily attributable to increased professional costs related to routine compliance matters, the new online banking program, and additional service charges related to the trust department.

Federal Income Taxes
--------------------

The federal income tax expense was $435,000 for the year ended March 31, 2006, reflecting an increase of $520,000 in federal income tax expense from fiscal 2005. The increase resulted primarily from a $1.8 million increase in pre-tax earnings. The difference in the effective tax rate or rate of benefits from the 34% statutory rate is mainly due to the beneficial effects of income from cash surrender value of life insurance and other tax-exempt obligations.

Comparison of Operating Results for the Years Ended March 31, 2005 and 2004

General
-------

Fiscal 2005 was a year of strategic transition for the Company. The Company's primary competitor was acquired by a major regional bank holding company, positioning Wayne Savings as the largest independent community bank in the five county market areas.

Comparison of Operating Results for the Years Ended March 31, 2005 and 2004 (continued)

General (continued)
-------

Management had long perceived the market area preference for local ownership and decision-making. In recognition of this fact, management believed that the Company had a unique opportunity to expand its product lines, particularly in the areas of commercial lending and trust services. Management also recognized that expansion of such product lines would initially place pressures on the Company's operating costs. As a result, management undertook a review of the Company's ability to expand its product lines in view of its current cost structure.

Such review culminated in the conclusion that several of its benefit plans, specifically the previous grants under the Management Recognition Plan and the Stock Ownership Plan reflected compensation awards which were more closely aligned with past versus future managerial performance. Moreover, in view of the mandatory expensing of stock options pursuant to SFAS No. 123(R), management concluded that the approximate $300,000 in annual pre-tax savings resulting from accelerating the expense of the Stock Option Plan was a prudent method of expanding the Company's product lines without placing undue pressure on the Company's future cost structure.

Due in large part to these decisions, net earnings totaled $381,000 for the fiscal year ended March 31, 2005, a decrease of $2.3 million, or 85.9%, below the net earnings of $2.7 million for the fiscal year ended March 31, 2004. The decline in net earnings was primarily attributable to an increase in general, administrative and other expense of $2.9 million, or 32.4%, an increase in the provision for losses on loans of $257,000, or 148.6%, a decrease in other income of $249,000, or 12.9%, and a decrease in net interest income of $153,000, or 1.4%. These earnings reductions were partially offset by a decrease in federal income tax expense of $1.2 million.

Interest Income
---------------

Interest income for the fiscal year ended March 31, 2005, decreased $584,000, or 3.2%, to $17.6 million. This decrease was the result of a 29 basis point reduction in the yield earned on interest earning assets to 4.87%, partially offset by an increase in the weighted-average balance of interest-earning assets totaling $9.0 million, or 2.6%, to $361.7 million for the year ended March 31, 2005.

Interest income on loans declined $1.1 million, or 7.8%, for the fiscal year ended March 31, 2005, due primarily to a decrease in the weighted-average balance of loans outstanding of $1.4 million, or 0.6%, compared to the fiscal 2004, coupled with a 47 basis point decrease in the weighted-average yield on loans to 6.06% for fiscal 2005.

Interest income on mortgage-backed securities decreased $235,000 during fiscal 2005, due primarily to a $13.5 million, or 15.7%, decrease in the weighted-average balance outstanding from the 2004 period, which was partially offset by an increase in the average yield of 22 basis points to 3.09%.

Interest income on investments increased by $553,000, or 37.0%, reflecting an increase in the weighted-average balance of $17.5 million, or 50.6%, partially offset by a decrease in the weighted-average yield of 39 basis points to 3.93% from 4.32% during fiscal 2004.

Interest income on interest-bearing deposits and other increased by $182,000, or 71.7%, reflecting an increase in the weighted-average balance of $6.4 million, or 36.6%, coupled with an increase in the weighted-average yield of 38 basis points to 1.83% from 1.45% during fiscal 2004.

Comparison of Operating Results for the Years Ended March 31, 2005 and 2004 (continued)

Interest Income (continued)
---------------

The decrease in the average balance of loans and mortgage-backed securities as well as the increase in the average balance of investments and interest-bearing deposits is consistent with the Company's aforementioned strategy to shorten the average maturity of the Company's interest-earning assets. The Company has invested a significant portion of the funds from payments on loans and mortgage-backed securities in short term investment securities and other short term investment vehicles.

Interest Expense
----------------

Interest expense for fiscal 2005 totaled $6.7 million, a decrease of $431,000, or 6.0%, from interest expense of $7.1 million for the fiscal year ended March 31, 2004. The decrease resulted from a 21 basis point decrease in the average cost of funds to 1.98% for fiscal 2005, offset by an increase in the average balance of deposits and borrowings outstanding of $13.4 million, or 4.1%, to $339.7 million for fiscal 2005.

Interest expense on deposits totaled $5.7 million for fiscal 2005, a decrease of $215,000, or 3.6%, from fiscal 2004, as a result of an 18 basis point decrease in the average cost of deposits to 1.81% for the 2005 period offset by an increase in the average balance outstanding of $17.4 million, or 5.9%, to $313.6 million for fiscal 2005.

Interest expense on borrowings totaled $1.0 million for the fiscal year ended March 31, 2005, a decrease of $216,000 from fiscal 2004, primarily due to a reduction in the average balance of borrowings of $3.9 million to an average balance of $26.1 million for fiscal 2005 from $30.0 million for the year ended March 31, 2004, coupled with a decrease in the average cost of borrowings to 3.96% from an average cost of 4.16% for fiscal 2004.

Net Interest Income
-------------------

Net interest income totaled $10.9 million for the fiscal year ended March 31, 2005, a decrease of $153,000, or 1.4%, from fiscal 2004. The average interest rate spread decreased to 2.89% for the year ended March 31, 2005 from 2.97% for fiscal 2004. The net interest margin decreased to 3.02% for fiscal 2005 from 3.14% for fiscal 2004.

Provision for Losses on Loans
-----------------------------

The Company recorded a provision for losses on loans totaling $430,000 and $173,000 for the fiscal years ended March 31, 2005 and 2004, respectively. As a result of the increased commercial loan volume, the acquisition of Stebbins' loan portfolio and an enhancement of the Company's loan rating standards, management increased the provision for loan losses by $257,000 in fiscal 2005. To the best of management's knowledge, all known and inherent losses that are probable and which can be reasonably estimated were recorded at March 31, 2005.

Other Income
------------

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts, decreased by $249,000, or 12.9%, to $1.7 million for fiscal 2005, from $1.9 million for the year ended March 31, 2004. The decrease resulted primarily from a decrease of $256,000 in merchant fee income due to a significant reduction in volume.

Comparison of Operating Results for the Years Ended March 31, 2005 and 2004 (continued)

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $2.9 million, or 32.4%, to $11.9 million for the year ended March 31, 2005 compared to the fiscal year ended March 31, 2004. Approximately $1.4 million of this increase resulted from management's decision to accelerate the vesting and attendant expense of the Management Recognition and Stock Option Plans.

The increase in employee compensation and benefits of $2.0 million, or 39.4%, was primarily attributable to the acceleration of benefit plan costs, normal merit increases and additional staff needed for operating in a heavily regulated industry. An increase of $355,000, or 23.9%, in occupancy and equipment expense was primarily due to a data conversion and operations costs related to the Stebbins acquisition. An increase of $214,000, or 59.0%, in franchise taxes was due to the increase in equity from the fiscal 2003 conversion to stock form. Similarly, the increase in other operating expense was primarily attributable to increased costs related to the Stebbins acquisition.

Federal Income Taxes
--------------------

The federal income tax benefit was $85,000 for the year ended March 31, 2005, reflecting a decrease of $1.2 million in federal income tax expense from fiscal 2004. The reduction resulted primarily from a $3.6 million, or 92.3%, decrease in pre-tax earnings. The difference in the effective tax rate or rate of benefits from the 34% statutory rate is mainly due to the beneficial effects of income from cash surrender value of life insurance and other tax-exempt obligations.

                                                    AVERAGE BALANCE SHEET

===================================================================================================================


The following tables set forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.


                                                         2006                        2005                          2004

                                             Average            Average   Average           Average    Average             Average
                                             Balance   Interest   Rate    Balance  Interest   Rate     Balance   Interest    Rate
                                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1)                  $222,944  $14,096    6.32%  $212,785  $ 12,898    6.06%  $214,174   $ 13,982    6.53%
  Mortgage-backed securities (2)               54,629    2,091    3.83     72,911     2,250    3.09     86,440      2,485    2.87
  Investment securities                        76,246    3,059    4.01     52,172     2,048    3.93     34,640      1,495    4.32
  Interest-earning deposits (3)                13,808      442    3.20     23,871       436    1.83     17,478        254    1.45
                                             --------  -------  ------   --------  --------  ------   --------   --------  ------
     Total interest-earning assets            367,627   19,688    5.36    361,739    17,632    4.87    352,732     18,216    5.16

Non-interest-earning assets                    24,736                      23,475                       18,853
                                             --------                    --------                     --------

     Total assets                            $392,363                    $385,214                     $371,585
                                             ========                    ========                     ========

Interest-bearing liabilities:
  Deposits                                   $324,771    7,197    2.22   $313,611     5,684    1.81   $296,244      5,899    1.99
  Borrowings                                   28,424    1,083    3.81     26,076     1,032    3.96     30,000      1,248    4.16
                                             --------  -------  ------   --------  --------  ------   --------   --------  ------
     Total interest-bearing liabilities       353,195    8,280    2.34    339,687     6,716    1.98    326,244      7,147    2.19
                                                      --------                     --------  ------              --------  ------

Non-interest-bearing liabilities                2,025                       3,410                          923
                                             --------                    --------                     --------

     Total liabilities                        355,220                     343,097                      327,167

Stockholders' equity                           37,143                      42,117                       44,418
                                             --------                    --------                     --------

     Total liabilities and stockholders'
        equity                               $392,363                    $385,214                     $371,585
                                             ========                    ========                     ========

Net interest income                                    $11,408                     $ 10,916                      $ 11,069
                                                       =======                     ========                      ========

Interest rate spread (4)                                          3.02%                        2.89%                         2.97%
                                                                ======                       ======                        ======

Net yield on interest-earning assets (5)                          3.10%                        3.02%                         3.14%
                                                                ======                       ======                        ======

Ratio of average interest-earning assets to
  average interest-bearing liabilities                          104.09%                      106.49%                       108.12%
                                                                ======                       ======                        ======

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

Rate/Volume Analysis.

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); and (ii) changes in rate
(change in rate multiplied by old average volume). Changes in rate-volume (changes in rate multiplied by the change in average volume) have been allocated proportionately between changes in rate and changes in volume.


                                                                   Year ended March 31,
                                                       2006 vs. 2005                    2005 vs. 2004
                                                  Increase                          Increase
                                                 (decrease)         Total          (decrease)        Total
                                                   due to         increase           due to        increase
                                              Volume      Rate   (decrease)    Volume      Rate   (decrease)
                                                                       (In thousands)
Interest income attributable to:
  Loans receivable                           $   629    $   569    $ 1,198    $   (90)   $  (994)   $(1,084)
  Mortgage-backed securities                    (633)       474       (159)      (408)       173       (235)
  Investment securities                          965         46      1,011        698       (145)       553
  Interest-bearing deposits                     (316)       322          6        108         74        182
                                             -------    -------    -------    -------    -------    -------
     Total interest-earning  assets              645      1,411      2,056        308       (892)      (584)

Interest expense attributable to:
  Deposits                                       208      1,305      1,513        334       (549)      (215)
  Borrowings                                      91        (40)        51       (157)       (59)      (216)
                                             -------    -------    -------    -------    -------    -------
     Total interest-bearing liabilities          299      1,265      1,564        177       (608)      (431)
                                             -------    -------    -------    -------    -------    -------

Increase (decrease) in net interest income   $   346    $   146    $   492    $   131    $  (284)   $  (153)
                                             =======    =======    =======    =======    =======    =======

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, principal and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Federal funds sold and other liquid assets outstanding at March 31, 2006, 2005 and 2004, amounted to $143.2 million, $163.2 million and $139.9 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of their operating, investing and financing activities. The primary sources of cash are net earnings, principal repayments on loans and mortgage-backed securities, proceeds from advances from the Federal Home Loan Bank ("FHLB"), and sales of mortgage-backed securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds. At March 31, 2006, the Company had $32.8 million in outstanding advances from the FHLB. At March 31, 2006, management believes the Company has additional borrowing capacity from the FHLB totaling $168.6 million.

Contractual Obligations

The following table summarizes the Company's contractual obligations at March 31, 2006.

                                                                 Payments due by period
                                                   Less                             More
                                                   than        1-3        3-5       than
                                                  1 year      years      years     5 years     Total
                                                                     (In thousands)

Contractual obligations:
  Operating lease obligations                    $     85   $    172   $    115   $      7   $    379
  Advances from the Federal Home Loan Bank         15,250      7,500      5,000      5,000     32,750
  Certificates of deposit                         129,966     45,893     11,641        580    188,080

Amount of commitments expiring per period:
  Commitments to originate loans:
    Letters of credit                                 913         --         --         --        913
    Credit card/overdraft lines of credit             318         --         --         --        318
    Home equity/commercial lines of credit         28,989         --         --         --     28,989
    One- to four-family and multi-family loans      3,372         --         --         --      3,372
                                                 --------   --------   --------   --------   --------

         Total contractual obligations           $178,893   $ 53,565   $ 16,756   $  5,587   $254,801
                                                 ========   ========   ========   ========   ========

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

Asset and Liability Management-Interest Rate Sensitivity Analysis

The Bank, like other financial institutions, is subject to interest rate risk to the extent that interest-earning assets reprice at a different time than interest-bearing liabilities. As part of their effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its interest rate sensitivity regulations. The application of NPV methodology illustrates certain aspects of the Bank's interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV, which would result from a theoretical change in market interest rates.

Presented below, as of March 31, 2006 and 2005, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 and 200 basis point decrease in market interest rates. Due to the current interest rate environment, the changes in NPV are not estimated for a decrease of 300 basis points.

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


                                                    As of March 31, 2006
                                                                                            Net Portfolio Value
     Change in                             Net Portfolio Value                               as % of PV of Assets
  Interest Rates
  (Basis Points)          $ Amount            $ Change            % Change                 NPV Ratio       Change
                                  (In thousands)

      +300 bp             $30,755            $(12,524)              (29)%                    8.25%         (261)bp
      +200 bp              34,937              (8,342)              (19)                     9.17          (169)
      +100 bp              39,412              (3,867)               (9)                    10.10           (76)
         0 bp              43,279                  --                --                     10.86            --
      -100 bp              45,021               1,742                 4                     11.09            23
      -200 bp              43,649                 370                 1                     10.63           (23)

                                                    As of March 31, 2005
                                                                                            Net Portfolio Value
     Change in                             Net Portfolio Value                              as % of PV of Assets(4)
  Interest Rates
  (Basis Points)          $ Amount            $ Change            % Change                 NPV Ratio       Change
                                  (In thousands)

      +300 bp             $42,370            $(11,927)              (22)%                   11.66%         (250)bp
      +200 bp              48,174              (4,097)               (8)                    12.96          (120)
      +100 bp              52,785              (1,512)               (3)                    13.92           (24)
         0 bp              54,297                  --                --                     14.16            --
      -100 bp              52,271              (2,026)               (4)                    13.60           (56)

The Company's policy in recent years had been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating adjustable rate mortgage ("ARM") loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments and mortgage-backed securities. However, particularly in the rising short-term interest rate environment which currently exists, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2006. The Company has sought to lengthen the maturities of its deposits by promoting longer-term certificates; however, the Company was not successful in lengthening the maturities of its deposits in the interest rate environment that existed throughout fiscal 2006.

The Company has an Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company's asset-liability policies. The Committee meets and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Bank has operated within the framework of its prescribed asset/liability risk ranges for each of the last three years.

ITEM 8.     Financial Statements and Supplementary Data
-------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Wayne Savings Bancshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Wayne Savings Bancshares, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayne Savings Bancshares, Inc. as of March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As more fully explained in Note A-9, the Company changed its method of accounting for stock-based compensation expense in fiscal 2005 pursuant to SFAS No. 123(R), "Share-Based Payment."

/s/ Grant Thornton LLP


Cincinnati, Ohio
June 5, 2006


                                     WAYNE SAVINGS BANCSHARES, INC.

                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        March 31, 2006 and 2005
                               (Dollars in thousands, except share data)


         ASSETS                                                                      2006         2005

Cash and due from banks                                                         $   2,952    $   4,176
Federal funds sold                                                                     --       19,400
Interest-earning deposits in other financial institutions                          11,171        6,366
                                                                                ---------    ---------
         Cash and cash equivalents                                                 14,123       29,942

Investment securities available for sale - at market                               67,505       60,844
Investment securities held to maturity - at amortized cost, approximate
  market value of $5,796 and $12,101 at March 31, 2006 and 2005, respectively       5,802       12,012
Mortgage-backed securities available for sale - at market                          53,932       57,724
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $1,805 and $2,647 at March 31, 2006 and 2005, respectively        1,799        2,628
Loans receivable - net                                                            235,312      213,627
Office premises and equipment - net                                                 8,557        8,922
Real estate acquired through foreclosure                                              156           35
Federal Home Loan Bank stock - at cost                                              4,623        4,386
Cash surrender value of life insurance                                              5,811        6,581
Accrued interest receivable on loans                                                1,075          933
Accrued interest receivable on mortgage-backed securities                             250          268
Accrued interest receivable on investments and interest-bearing deposits              700          708
Prepaid expenses and other assets                                                   1,526        1,707
Goodwill and other intangible assets                                                2,508        2,614
Prepaid federal income taxes                                                           --          702
                                                                                ---------    ---------

         Total assets                                                           $ 403,679    $ 403,633
                                                                                =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        $ 332,570    $ 320,586
Advances from the Federal Home Loan Bank                                           32,750       40,000
Advances by borrowers for taxes and insurance                                         521          481
Accrued interest payable                                                              263          198
Accounts payable on mortgage loans serviced for others                                225          231
Other liabilities                                                                   1,118        1,305
Accrued federal income tax                                                             51           --
Deferred federal income taxes                                                         665          633
                                                                                ---------    ---------
         Total liabilities                                                        368,163      363,434

Commitments                                                                            --           --

Stockholders' equity
  Preferred stock (500,000 shares of $.10 par value authorized - no
  preferred stock issued as of March 31, 2006 or 2005)                                 --           --
  Common stock (9,000,000 shares of $.10 par value authorized;
    3,934,874 and 3,907,318 shares issued at both March 31, 2006 and 2005)            393          391
  Additional paid-in capital                                                       35,604       35,133
  Retained earnings - substantially restricted                                     11,394       11,371
  Less required contributions for shares acquired by Employee Stock
    Ownership Plan                                                                 (1,239)      (1,304)
  Less 595,322 and 282,261 shares of treasury stock at March 31, 2006
    and 2005, respectively - at cost                                               (9,625)      (4,600)
  Accumulated comprehensive loss                                                   (1,011)        (792)
                                                                                ---------    ---------
         Total stockholders' equity                                                35,516       40,199
                                                                                ---------    ---------

         Total liabilities and stockholders' equity                             $ 403,679    $ 403,633
                                                                                =========    =========

The accompanying notes are an integral part of these statements.


                                WAYNE SAVINGS BANCSHARES, INC.

                              CONSOLIDATED STATEMENTS OF EARNINGS

                       For the years ended March 31, 2006, 2005 and 2004
                        (Dollars in thousands, except per share data)

                                                                 2006        2005        2004
Interest income
  Loans                                                       $ 14,096   $ 12,898    $ 13,982
  Mortgage-backed securities                                     2,091      2,250       2,485
  Investment securities                                          3,059      2,048       1,495
  Interest-bearing deposits and other                              442        436         254
                                                              --------   --------    --------
         Total interest income                                  19,688     17,632      18,216

Interest expense
  Deposits                                                       7,197      5,684       5,899
  Borrowings                                                     1,083      1,032       1,248
                                                              --------   --------    --------
         Total interest expense                                  8,280      6,716       7,147
                                                              --------   --------    --------

         Net interest income                                    11,408     10,916      11,069

Provision for losses on loans                                      211        430         173
                                                              --------   --------    --------

         Net interest income after provision for
           losses on loans                                      11,197     10,486      10,896

Other income
  Gain on sale of mortgage-backed and investment securities         --         --          16
  Gain on sale of loans                                             67        171         148
  Increase in cash surrender value of life insurance               383        260         260
  Service fees, charges and other operating                      1,327      1,253       1,509
                                                              --------   --------    --------
         Total other income                                      1,777      1,684       1,933

General, administrative and other expense
  Employee compensation and benefits                             6,382      7,230       5,187
  Occupancy and equipment                                        1,907      1,839       1,484
  Federal deposit insurance premiums                                43         45          47
  Franchise taxes                                                  529        577         363
  Amortization of core deposit intangible and other                106         87          --
  Other operating                                                1,932      2,096       1,890
                                                              --------   --------    --------
         Total general, administrative and other expense        10,899     11,874       8,971
                                                              --------   --------    --------

         Earnings before income taxes                            2,075        296       3,858

Federal income taxes (benefits)
  Current                                                          290        171         524
  Deferred                                                         145       (256)        630
                                                              --------   --------    --------
         Total federal income taxes (benefits)                     435        (85)      1,154
                                                              --------   --------    --------

         NET EARNINGS                                         $  1,640   $    381    $  2,704
                                                              ========   ========    ========

         Basic earnings per share                             $    .50   $    .11    $    .72
                                                              ========   ========    ========

         Diluted earnings per share                           $    .50   $    .11    $    .72
                                                              ========   ========    ========

The accompanying notes are an integral part of these statements.


                                  WAYNE SAVINGS BANCSHARES, INC.

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        For the years ended March 31, 2006, 2005 and 2004
                                          (In thousands)


                                                                      2006       2005       2004

Net earnings                                                       $ 1,640    $   381    $ 2,704

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the
    year, net of taxes (benefits) of $(113), $(655) and $183          (219)    (1,271)       367

Reclassification adjustment for realized gains included in
  earnings, net of taxes of $5 for the year ended March 31, 2004        --         --        (11)

Minimum pension liability adjustment, net of taxes of
  $142 for fiscal 2004                                                  --         --        275
                                                                   -------    -------    -------

Comprehensive income (loss)                                        $ 1,421    $  (890)   $ 3,335
                                                                   =======    =======    =======

Accumulated comprehensive income (loss)                            $(1,011)   $  (792)   $   479
                                                                   =======    =======    =======

The accompanying notes are an integral part of these statements.


                                                   WAYNE SAVINGS BANCSHARES, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          For the years ended March 31, 2006, 2005 and 2004
                                           (Dollars in thousands, except per share data)

                                                                                                                 Other
                                                                                                                 compre-    Total
                                                            Additional             Shares    Shares   Treasury   hensive    stock-
                                                   Common    paid-in  Retained   acquired   acquired   stock -   income    holders'
                                                   stock     capital  earnings    by ESOP    by MRP    at cost   (loss)     equity
Balance at March 31, 2003                         $    389  $ 34,208  $ 11,830   $ (1,612)  $     --  $     --  $   (152)  $ 44,663

Shares purchased for MRP                                --        --        --         --     (1,142)       --        --     (1,142)
Stock options exercised                                  2        59        --         --         --        --        --         61
Amortization of stock benefit plans                     --        98        --        156         --        --        --        254
Net earnings for the year ended March 31, 2004          --        --     2,704         --         --        --        --      2,704
Dividends declared of $.47 per share                    --        --    (1,807)        --         --        --        --     (1,807)
Minimum pension liability adjustment,
  net of related tax effects                            --        --        --         --         --        --       275        275
Purchase of treasury shares at cost                     --        --        --         --         --    (1,803)       --     (1,803)
Unrealized gains on securities designated as
  available for sale, net of related tax effects        --        --        --         --         --        --       356        356
                                                  --------  --------  --------   --------   --------  --------  --------   --------

Balance at March 31, 2004                              391    34,365    12,727     (1,456)    (1,142)   (1,803)      479     43,561

Amortization of expense related to ESOP                 --       104        --        152         --        --        --        256
Acceleration of Management Recognition and
  Stock Option Plan expense                             --       664        --         --      1,142        --        --      1,806
Net earnings for the year ended March 31, 2005          --        --       381         --         --        --        --        381
Dividends declared of $.48 per share                    --        --    (1,737)        --         --        --        --     (1,737)
Purchase of treasury shares at cost                     --        --        --         --         --    (2,797)       --     (2,797)
Unrealized losses on securities designated as
  available for sale, net of related tax benefits       --        --        --         --         --        --    (1,271)    (1,271)
                                                  --------  --------  --------   --------   --------  --------  --------   --------

Balance at March 31, 2005
                                                       391    35,133    11,371     (1,304)        --    (4,600)     (792)    40,199
Stock options exercised                                  2       363        --         --         --        --        --        365
Amortization of expense related to ESOP                 --       108        --         65         --        --        --        173
Net earnings for the year ended March 31, 2006          --        --     1,640         --         --        --        --      1,640
Dividends declared of $.48 per share                    --        --    (1,617)        --         --        --        --     (1,617)
Purchase of treasury shares at cost                     --        --        --         --         --    (5,025)       --     (5,025)
Unrealized losses on securities designated as
  available for sale, net of related tax benefits       --        --        --         --         --        --      (219)      (219)
                                                  --------  --------  --------   --------   --------  --------  --------   --------

Balance at March 31, 2006                         $    393  $ 35,604  $ 11,394   $ (1,239)  $     --  $ (9,625) $ (1,011)  $ 35,516
                                                  ========  ========  ========   ========   ========  ========  ========   ========

The accompanying notes are an integral part of these statements.


                                          WAYNE SAVINGS BANCSHARES, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the years ended March 31, 2006, 2005 and 2004
                                                  (In thousands)

                                                                                     2006        2005        2004
Cash flows provided by (used in) operating activities:
  Net earnings for the year                                                      $  1,640    $    381    $  2,704
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on loans,
      investments and mortgage-backed securities, net                                (622)      1,244       1,409
    Amortization of deferred loan origination fees                                   (110)       (220)       (512)
    Depreciation and amortization                                                     645         601         507
    Amortization of expense related to ESOP                                           173         256         254
    Acceleration of Management Recognition and Stock Option Plan expense               --       1,806          --
    Gain on sale of loans                                                             (13)       (117)        (87)
    Gain on sale of mortgage-backed and investment securities                          --          --         (16)
    Proceeds from sale of loans in the secondary market                             6,078       6,843       6,285
    Loan origination for sale in the secondary market                              (6,065)     (6,017)     (6,203)
    Provision for losses on loans                                                     211         430         173
    Amortization of core deposit intangible and other                                 106          87          --
    Federal Home Loan Bank stock dividends                                           (237)       (181)       (164)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                           (142)         72         147
      Accrued interest receivable on mortgage-backed securities                        18         (44)        (20)
      Accrued interest receivable on investments and interest-bearing deposits          8        (390)         (5)
      Prepaid expenses and other assets                                               182         186      (1,017)
      Accrued interest payable                                                         65          (5)        (49)
      Accounts payable and other liabilities                                         (193)        (99)       (267)
      Federal income taxes
        Current                                                                       753        (564)       (288)
        Deferred                                                                      145        (256)        630
                                                                                 --------    --------    --------
         Net cash flows provided by operating activities                            2,642       4,013       3,481

Cash flows provided by (used in) investing activities:
  Purchase of investment securities held to maturity                                   --         (93)         --
  Purchase of investment securities designated as available for sale              (11,850)    (35,547)    (22,067)
  Proceeds from maturity of investment securities held to maturity                  6,240       2,175       4,735
  Proceeds from maturity of investment securities designated
    as available for sale                                                           5,188       2,516      22,088
  Purchase of mortgage-backed securities designated as available for sale         (22,361)     (8,018)    (55,526)
  Principal repayments on mortgage-backed securities held to maturity                 818       1,825       5,255
  Principal repayments on mortgage-backed securities designated as
    available for sale                                                             23,564      33,122      31,908
  Proceeds from sale of mortgage-backed securities                                  2,860          --       4,373
  Loan principal repayments                                                        34,980      52,517      89,107
  Loan disbursements                                                              (57,050)    (50,178)    (65,658)
  Purchase of office premises and equipment                                          (280)       (421)       (431)
  Purchase of bank-owned life insurance                                                --          --        (940)
  Increase in cash surrender value of life insurance                                 (405)       (260)       (260)
  Proceeds from life insurance                                                      1,175          --          --
  Proceeds from sale of real estate acquired through foreclosure                      163         311         172
  Net cash used in the acquisition of Stebbins Bancshares, Inc.                        --      (1,314)         --
                                                                                 --------    --------    --------
         Net cash provided by (used in) investing activities                      (16,958)     (3,365)     12,756
                                                                                 --------    --------    --------

         Net cash flows provided by (used in) operating and investing
           activities balance carried forward                                     (14,316)        648      16,237
                                                                                 --------    --------    --------


                                      WAYNE SAVINGS BANCSHARES, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            For the years ended March 31, 2006, 2005 and 2004
                                              (In thousands)

                                                                            2006        2005        2004

         Net cash flows provided by (used in) operating and investing
           activities balance brought forward                           $(14,316)   $    648    $ 16,237

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                     11,984       3,946      (9,101)
  Proceeds from Federal Home Loan Bank advances                           80,275      15,000          --
  Repayments on Federal Home Loan Bank advances                          (87,525)     (5,000)         --
  Advances by borrowers for taxes and insurance                               40          (5)        (95)
  Dividends paid on common stock                                          (1,617)     (1,737)     (1,786)
  Tax benefits related to stock benefit plans                                 80          --          20
  Proceeds from exercise of stock options                                    285          --          61
  Shares acquired by Management Recognition Plan                              --          --      (1,142)
  Purchase of treasury shares - at cost                                   (5,025)     (2,797)     (1,803)
                                                                        --------    --------    --------
         Net cash flows provided by (used in)
           financing activities                                           (1,503)      9,407     (13,846)
                                                                        --------    --------    --------

Net increase (decrease) in cash and cash equivalents                     (15,819)     10,055       2,391

Cash and cash equivalents at beginning of year                            29,942      19,887      17,496
                                                                        --------    --------    --------

Cash and cash equivalents at end of year                                $ 14,123    $ 29,942    $ 19,887
                                                                        ========    ========    ========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                $    325    $    568    $    630
                                                                        ========    ========    ========

    Interest on deposits and borrowings                                 $  8,215    $  6,728    $  7,196
                                                                        ========    ========    ========


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through
    foreclosure                                                         $    412    $    268    $    279
                                                                        ========    ========    ========

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                $   (219)   $ (1,271)   $    356
                                                                        ========    ========    ========

  Minimum pension liability adjustment, net of related tax effects      $     --    $     --    $    275
                                                                        ========    ========    ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                   $     54    $     54    $     61
                                                                        ========    ========    ========

  Dividends payable                                                     $    401    $    428    $    446
                                                                        ========    ========    ========

Stebbins acquisition, net of cash and cash equivalents acquired:
  Assets
    Securities                                                                      $ 11,787
    Loans, net                                                                        12,225
    Other                                                                                 60
    Goodwill and other intangibles                                                     2,701
  Liabilities assumed
    Deposits                                                                         (24,810)
    Other liabilities                                                                   (649)
                                                                                    --------

         Net cash and cash equivalents paid at acquisition                          $  1,314
                                                                                    ========

The accompanying notes are an integral part of these statements.

                         WAYNE SAVINGS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Wayne Savings Bancshares, Inc. (the "Company") and its wholly owned subsidiary Wayne Savings Community Bank ("Wayne Savings" or the "Bank"). During fiscal 2004, the Company's Board of Directors approved a business combination, which was completed in fiscal 2005, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the March 31, 2005 consolidated financial statements herein include the accounts of Stebbins Bancshares from the June 1, 2004 acquisition date through March 31, 2005. Intercompany transactions and balances are eliminated in the consolidated financial statements. In addition to the Bank, the Company owns a 49% ownership interest in Oak Tree Title, Inc., a title insurance agency. The Company accounts for this investment using the equity method.

The Bank conducts a general banking business in north central Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Bank's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

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

The following is a summary of the Company's significant accounting policies, which with the exception of the policy described in Note A-9, have been consistently applied in the preparation of the accompanying financial statements.

1. Investment Securities and Mortgage-Backed Securities
   ----------------------------------------------------

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

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2. Loans Receivable
   ----------------

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

The Bank recognizes rights to service mortgage loans for others pursuant to SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 140, an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

The Bank recognized $54,000, $54,000 and $61,000 of pre-tax gains on sales of loans related to capitalized mortgage servicing rights during the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

SFAS No. 140 requires that capitalized mortgage servicing rights be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Bank, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

The Bank recorded amortization related to mortgage servicing rights totaling approximately $28,000, $61,000 and $164,000 for the years ended March 31, 2006, 2005 and 2004, respectively. At March 31, 2006 and 2005, the carrying value of the Bank's mortgage servicing rights, which approximated fair value, totaled $311,000 and $285,000, respectively.

Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans. There were no loans identified as held for sale at either March 31, 2006 or March 31, 2005.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. Loan Origination Fees
   ---------------------

The Bank accounts for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits deferred loan origination costs to the direct costs attributable to the origination of a loan, i.e. principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

4. Allowance for Loan Losses
   -------------------------

It is the Bank's policy to provide valuation allowances for losses inherent within the loan portfolio that are both probable and can be reasonably estimated. When the collection of a loan becomes doubtful, or otherwise troubled, the Bank records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. Major loans (including development projects) and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Bank considers investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank's investment in multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value of collateral.

It is the Bank's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans are evaluated for impairment at the time it becomes possible that the Bank will not collect all contractual amounts due. Generally, this analysis is performed before a loan becomes ninety days delinquent.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Allowance for Loan Losses (continued)
   -------------------------

Information with respect to loans defined as impaired under SFAS No. 114 is summarized below:

                                                              March 31,
                                                       2006     2005     2004
Investment in impaired loans                           $ --     $ --     $ --
Impaired loans with no measurement of loss               --       --       --
Impaired loans with measurement of loss                  --       --       --
Allocated allowance for loan losses                      --       --       --
Average impaired loans                                   --       --      900
Charge-off of principal related to impaired loans        --       --       --

During the time a loan is deemed impaired, the Bank records interest income using the cash method of accounting. There was no interest income recorded on impaired loans in fiscal 2006 or 2005. Interest income recorded on impaired loans using the cash recovery method totaled approximately $249,000 for the fiscal year ended March 31, 2004.

5. Office Premises and Equipment
   -----------------------------

Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the shorter of the remaining useful lives of the assets, or the lease term, estimated to be twenty to fifty-five years for buildings and improvements, five to ten years for furniture and equipment, ten to twenty years for leasehold improvements, and forty years for safe deposit boxes. An accelerated method is used for tax reporting purposes.

6. Real Estate Acquired Through Foreclosure
   ----------------------------------------

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

7. Federal Income Taxes
   --------------------

The Company accounts for federal income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes." In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Federal Income Taxes (continued)
   --------------------

differences   reversing  in  future  periods,  or  utilized  to  the  extent  of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

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

8. Earnings Per Share
   ------------------

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, reduced by unallocated shares in the Employee Stock Ownership Plan ("ESOP") totaling 118,717, 129,109 and 145,209 shares for the fiscal years ended March 31, 2006, 2005 and 2004. Diluted earnings per common share include the dilutive effects of additional potential common shares issuable under the Company's Stock Option Plan. For each of the years presented, there were no shares excluded from the diluted earnings per share calculation because the related options were anti-dilutive. The computations are as follows:


                                                            2006        2005        2004
Weighted-average common shares outstanding (basic)     3,296,674   3,571,736   3,738,686

Dilutive effect of assumed exercise of stock options      17,222      31,354      12,499
                                                       ---------   ---------   ---------

Weighted-average common shares outstanding (diluted)   3,313,896   3,603,090   3,751,185
                                                       =========   =========   =========

9. Stock Option and Benefit Plans
   ------------------------------

The Company has a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 adjusted shares of common stock. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 204,081 options of authorized common stock.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9. Stock Option and Benefit Plans (continued)
   ------------------------------

In the fourth quarter of fiscal 2005, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payment." SFAS No.123(R) requires the recognition of compensation related to stock option awards based on the fair value of the option award on the grant date. Compensation cost is then recognized over the vesting period. Subsequent to adoption of SFAS No. 123(R), the Company modified 163,265 stock option awards under the 2003 Stock Option Plan, eliminating the reload options contained therein and immediately vesting these shares. Pursuant to SFAS No. 123(R), the modification represents a new grant. Accordingly, in accordance with the modified prospective application method under SFAS No. 123(R), the Company recognized compensation costs representing the fair value of the option awards at the date of modification. This change in measuring compensation cost, integrated with the incremental expense of accelerating the Management Recognition Plan resulted in pre-tax charge of $664,000 and an after-tax charge to earnings of $450,000, or $.12 per diluted share in fiscal 2005. During fiscal 2006, the Company recognized tax benefits on exercised options totaling $80,000.

The Company accounted for its stock option plans in fiscal 2004 and prior pursuant to SFAS No. 123 "Accounting for Stock Based Compensation," which also provided for a fair value-based method for measuring compensation cost at the grant date based on the fair value of the award at the grant date. Compensation was then recognized over the service period, generally defined as the vesting period. Alternatively, SFAS No. 123 permitted companies to continue the account for stock options using APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continued to account for stock options using APB Opinion No. 25 were required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Wayne Savings had continued to account for stock option expense pursuant to APB Opinion No. 25.

In accordance with APB Opinion No. 25, no compensation cost has been recognized for the plans in fiscal 2004. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123(R), the Company's net earnings and earnings per share would have been reported in the manner presented below:

                                                                            2004

Net earnings                                                          $   2,704
  Stock-based compensation, net of tax                                     (106)
                                                                      ---------
  Pro-forma net earnings                                              $   2,598
                                                                      =========

Earnings per share
  Basic                                                               $     .72
  Stock-based compensation, net of tax                                     (.03)
                                                                      ---------
  Pro-forma earnings per share                                        $     .69
                                                                      =========

  Diluted                                                             $     .72
  Stock-based compensation, net of tax                                     (.03)
                                                                      ---------
  Pro-forma earnings per share                                        $     .69
                                                                      =========

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9. Stock Option and Benefit Plans (continued)
   ------------------------------

The following information applies to options outstanding at March 31, 2006:

Number outstanding                                                       179,148
Range of exercise prices                                         $11.67 - $13.95
Weighted-average exercise price                                           $13.92
Weighted-average remaining contractual life                                 8.00

At March 31, 2006, all of the stock options are subject to exercise at the discretion of the grantees with 2,567 options expiring in fiscal 2013, and 176,581 options expiring in fiscal 2014.

A summary of the status of the Company's stock option plans as of March 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

                                           2006                    2005                   2004
                                               Exercise                Exercise                Exercise
                                    Shares       price      Shares       price      Shares       price
Outstanding at beginning of year    214,204    $  13.84     214,204    $  13.84      28,666    $   6.26
Granted                                  --          --     163,265       13.95     204,081       13.95
Exercised                           (27,556)      13.32          --          --     (18,543)       3.31
Forfeited                            (7,500)     (13.95)   (163,265)     (13.95)         --          --
                                   --------    --------    --------    --------    --------    --------

Outstanding at end of year          179,148    $  13.92     214,204    $  13.84     214,204    $  13.84
                                   ========    ========    ========    ========    ========    ========

Options exercisable at year-end     179,148    $  13.92     214,204    $  13.84      10,123    $  11.67
                                   ========    ========    ========    ========    ========    ========

Fair value of options granted                  $     --                $   4.07                $   3.93
                                               ========                ========                ========

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in each of the respective years:

                                                                2005       2004

Dividend yield                                                   4.5%       3.3%
Expected volatility                                             27.3       28.8
Expected life in years                                             9         10

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9. Stock Option and Benefit Plans (continued)
   ------------------------------

In connection with conversion to stock form, the Company implemented a Management Recognition Plan and an ESOP. The Management Recognition Plan granted share awards to certain members of management and the directorate. The value of such awards totaled $1.1 million at acquisition and was originally scheduled to vest over a five year period. The Company recognized scheduled expense under the plan of $231,000 and $173,000 in fiscal 2005 and 2004, and accelerated the vesting of the remaining awards in fiscal 2005.

Additionally, the Company initiated an ESOP in fiscal 2003 that provided for the purchase of 163,265 shares in the Company's conversion offering. The Company recognized expense under the ESOP of $161,000, $256,000 and $206,000 in fiscal 2006, 2005 and 2004, allocating 11,358, 15,695 and 14,645 shares, respectively.
At March 31,2006, 118,717 ESOP shares remain unallocated.

10. Cash and Cash Equivalents
    -------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing deposits due from other financial institutions with original maturities of less than three months.

11. Fair Value of Financial Instruments
    -----------------------------------

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2006 and 2005:

         Cash  and cash  equivalents:  The  carrying  amounts  presented  in the
         ---------------------------
         consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11. Fair Value of Financial Instruments (continued)
    -----------------------------------

         Investment   and   mortgage-backed   securities:   For  investment  and
         -----------------------------------------------
         mortgage-backed securities, fair value is deemed to equal the quoted market price.

         Loans   receivable:   The  loan  portfolio  has  been  segregated  into
         ------------------
         categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate, and commercial. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

         Federal  Home Loan Bank stock:  The  carrying  amount  presented in the
         -----------------------------
         consolidated statements of financial condition is deemed to approximate fair value.

         Deposits:  The fair value of NOW accounts,  passbook and club accounts,
         --------
         money market deposits, commercial repurchase accounts and advances by borrowers is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

         Advances from Federal Home Loan Bank:  The fair value of these advances
         ------------------------------------
         is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

         Commitments to extend credit: For fixed-rate and  adjustable-rate  loan
         ----------------------------
         commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2006 and 2005, the fair value of loan commitments was not material.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11. Fair Value of Financial Instruments (continued)
    -----------------------------------

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments at March 31 are as follows:

                                             2006                  2005
                                    Carrying       Fair   Carrying       Fair
                                       value      value      value      value
                                                  (In thousands)
Financial assets
  Cash and cash equivalents         $ 14,123   $ 14,123   $ 29,942   $ 29,942
  Investment securities               73,307     73,301     72,856     72,945
  Mortgage-backed securities          55,731     55,737     60,352     60,371
  Loans receivable                   235,312    232,733    213,627    214,238
  Federal Home Loan Bank stock         4,623      4,623      4,386      4,386
                                    --------   --------   --------   --------

                                    $383,096   $380,517   $381,163   $381,882
                                    ========   ========   ========   ========

Financial liabilities
  Deposits                          $332,570   $319,617   $320,586   $318,534
  Advances from the Federal Home
    Loan Bank                         32,750     32,225     40,000     39,533
  Advances by borrowers for taxes
    and insurance                        521        521        481        481
                                    --------   --------   --------   --------

                                    $365,841   $352,363   $361,067   $358,548
                                    ========   ========   ========   ========

12. Investment in Federal Home Loan Bank Stock
    ------------------------------------------

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (FHLB) to maintain an investment in FHLB common stock. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. The Company's ability to redeem FHLB shares is dependent on the redemption practices of the FHLB of Cincinnati. At March 31, 2006, the FHLB of Cincinnati placed no restrictions on redemption of shares in excess of a member's required investment in the stock.

13. Advertising
    -----------

Advertising costs are expensed when incurred. The Company's advertising expense totaled $146,000, $163,000 and $132,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14. Goodwill and Other Intangible Assets
    ------------------------------------

In connection with the Stebbins acquisition in fiscal 2005, the Company initially recorded goodwill and other intangible assets totaling $2.7 million. The composition of these assets at March 31, 2006 and 2005 is as follows:

                                                                 March 31,
                                                            2006            2005
                                                               (In thousands)

Goodwill                                                  $1,719          $1,719
Core deposit intangible, net                                 789             895
                                                          ------          ------

Total                                                     $2,508          $2,614
                                                          ======          ======

The Company recorded amortization relative to the core deposit intangible totaling $106,000 and $87,000 for the fiscal years ended March 31, 2006 and 2005. Such amortization is derived using the interest method over a twelve year estimated useful life. Pursuant to SFAS No. 142, the Company is required to annually test goodwill and other intangible assets for impairment. The Company's testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

During fiscal 2006, the Company reclassified goodwill and other intangible assets as a separate financial statement line item, giving effect therein to the tax effects related to the acquisition.

15. Reclassifications
    -----------------

Certain prior year amounts have been reclassified to conform to the March 31, 2006 consolidated financial statement presentation.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Carrying values and estimated fair values of investment securities at March 31 are summarized as follows:

                                                         March 31, 2006
                                                         Gross        Gross    Estimated
                                        Amortized   unrealized   unrealized         fair
                                            cost         gains       losses        value
                                                          (In thousands)

Held to maturity:
  Corporate bonds and notes            $    4,992   $        2   $       19   $    4,975
  U.S. Government and agency
    obligations                               641            1           --          642
  Municipal obligations                       169           10           --          179
                                       ----------   ----------   ----------   ----------

                                       $    5,802   $       13   $       19   $    5,796
                                       ==========   ==========   ==========   ==========

Available for sale:
  Corporate bonds and notes            $    1,006   $       18   $       --   $    1,024
  U.S. Government and agency
    obligations                            56,122            1          962       55,161
  Municipal obligations                    11,183          180           43       11,320
                                       ----------   ----------   ----------   ----------

                                       $   68,311   $      199   $    1,005   $   67,505
                                       ==========   ==========   ==========   ==========

                                                         March 31, 2005
                                                         Gross        Gross    Estimated
                                        Amortized   unrealized   unrealized         fair
                                            cost         gains       losses        value
                                                          (In thousands)
Held to maturity:
  Corporate bonds and notes            $   10,021   $      124   $       54   $   10,091
  U.S. Government and agency
    obligations                             1,796            7           --        1,803
  Municipal obligations                       195           12           --          207
                                       ----------   ----------   ----------   ----------

                                       $   12,012   $      143   $       54   $   12,101
                                       ==========   ==========   ==========   ==========

Available for sale:
  Corporate bonds and notes            $    1,011   $       54           $-   $    1,065
  U.S. Government and agency
    obligations                            50,209            1          767       49,443
  Municipal obligations                    10,343           86           93       10,336
                                       ----------   ----------   ----------   ----------

                                       $   61,563   $      141   $      860   $   60,844
                                       ==========   ==========   ==========   ==========

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

The Company has pledged $14.8 million and $7.8 million in investment securities to secure public deposits and commercial repurchase agreements at March 31, 2006 and 2005, respectively.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2006 and 2005, including those designated as available for sale, are summarized as follows:


                                                                    2006
                                                               Gross        Gross    Estimated
                                              Amortized   unrealized   unrealized         fair
                                                   cost        gains       losses        value
                                                               (In thousands)
Held to maturity:
  Federal Home Loan Mortgage
    Corporation participation certificates   $      381   $        4   $       --   $      385
  Government National Mortgage
    Association participation certificates          609            1            6          604
  Federal National Mortgage
    Association participation certificates          809            7           --          816
                                             ----------   ----------   ----------   ----------

                                             $    1,799   $       12   $        6   $    1,805
                                             ==========   ==========   ==========   ==========

Available for sale:
  Federal Home Loan Mortgage
    Corporation participation certificates   $   21,746   $       24   $      271   $   21,499
  Government National Mortgage
    Association participation certificates        1,835           --           40        1,795
  Federal National Mortgage
    Association participation certificates       27,105           69          407       26,767
  Private Issue Mortgage Association
    participation certificates                    3,974           --          103        3,871
                                             ----------   ----------   ----------   ----------

                                             $   54,660   $       93   $      821   $   53,932
                                             ==========   ==========   ==========   ==========

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)


                                                                     2005
                                                               Gross        Gross    Estimated
                                              Amortized   unrealized   unrealized         fair
                                                   cost        gains       losses        value
                                                               (In thousands)

Held to maturity:
  Federal Home Loan Mortgage
    Corporation participation certificates   $      604   $        9   $       --   $      613
  Government National Mortgage
    Association participation certificates        1,014            2            5        1,011
  Federal National Mortgage
    Association participation certificates        1,010           13           --        1,023
                                             ----------   ----------   ----------   ----------

                                             $    2,628   $       24   $        5   $    2,647
                                             ==========   ==========   ==========   ==========

Available for sale:
  Federal Home Loan Mortgage
    Corporation participation certificates   $   23,043   $       55   $      265   $   22,833
  Government National Mortgage
    Association participation certificates        2,474            3           22        2,455
  Federal National Mortgage
    Association participation certificates       30,686           92          334       30,444
  Private Issue Mortgage Association
    participation certificates                    2,001           --            9        1,992
                                             ----------   ----------   ----------   ----------

                                             $   58,204   $      150   $      630   $   57,724
                                             ==========   ==========   ==========   ==========

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

The amortized cost of investment and mortgage-backed securities, including those designated as available for sale, at March 31, 2006 and 2005, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                   March 31,
                                          2006                   2005
                                             Estimated                 Estimated
                                Amortized      fair      Amortized       fair
                                  cost         value        cost         value
                                                (In thousands)

Held to maturity:
  Due within one year or less  $    4,992   $    4,975   $    6,032   $    6,121
  Due in one to five years             --           --        4,989        4,976
  Due in five to ten years            169          179          194          207
  Due after ten years                 641          642          797          797
                               ----------   ----------   ----------   ----------
                                    5,802        5,796       12,012       12,101

Mortgage-backed securities          1,799        1,805        2,628        2,647
                               ----------   ----------   ----------   ----------

                               $    7,601   $    7,601   $   14,640   $   14,748
                               ==========   ==========   ==========   ==========

Available for sale:
  Due within one year or less  $   17,643   $   17,475   $    3,997   $    3,974
  Due in one to five years         32,537       31,837       45,567       44,890
  Due in five to ten years          9,287        9,171          992          980
  Due after ten years               8,844        9,022       11,007       11,000
                               ----------   ----------   ----------   ----------
                                   68,311       67,505       61,563       60,844

Mortgage-backed securities         54,660       53,932       58,204       57,724
                               ----------   ----------   ----------   ----------

                               $  122,971   $  121,437   $  119,767   $  118,568
                               ==========   ==========   ==========   ==========

Proceeds from the sale of mortgage-backed securities during the year ended March 31, 2005, totaled $2.9 million resulting in no gross realized gain or loss. Proceeds from the sales of mortgage-backed securities during the year ended March 31, 2004, totaled $4.4 million resulting in gross realized gains of $16,000.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2006 and 2005:


                                                                     March 31, 2006
                               Less than 12 months                 12 months or longer                       Total
                                    Estimated                           Estimated                          Estimated
    Description of     Number of      fair     Unrealized   Number of     fair     Unrealized   Number of     fair     Unrealized
      securities      investments     value      losses    investments    value      losses    investments    value      losses
                                                          (Dollars in thousands)

Municipal obligations           5   $   3,323   $      43          --   $      --   $      --           5   $   3,323   $      43
U.S. Government and
  agency obligations           20      22,103         273          28      31,395         689          48      53,498         962
Corporate bonds
  and notes                     1       2,487          19          --          --          --           1       2,487          19
Mortgage-backed
  securities                   23      22,735         256          29      21,211         571          52      43,946         827
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total temporarily
  impaired securities          49   $  50,648   $     591          57   $  52,606   $   1,260         106   $ 103,254   $   1,851
                        =========   =========   =========   =========   =========   =========   =========   =========   =========


                                                                     March 31, 2005
                               Less than 12 months                 12 months or longer                       Total
                                    Estimated                           Estimated                          Estimated
    Description of     Number of      fair     Unrealized   Number of     fair     Unrealized   Number of     fair     Unrealized
      securities      investments     value      losses    investments    value      losses    investments    value      losses
Municipal obligations           5   $   3,339   $      45           1   $     921   $      48           6   $   4,260   $      93
U.S. Government and
  agency obligations           43      43,412         717           2       1,948          50          45      45,360         767
Corporate bonds
  and notes                     1       2,466          54          --          --          --           1       2,466          54
Mortgage-backed
  securities                   29      30,357         356          13      10,473         279          42      40,830         635
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total temporarily
  impaired securities          78   $  79,574   $   1,172          16   $  13,342   $     377          94   $  92,916   $   1,549
                        =========   =========   =========   =========   =========   =========   =========   =========   =========


Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach the respective maturity dates.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE C - LOANS RECEIVABLE

The composition of the loan portfolio at March 31 is as follows:

                                                              2006          2005
                                                               (In thousands)

One- to four-family residential                           $149,134      $157,658
Multi-family residential                                     7,930         7,872
Construction                                                 4,675         4,053
Nonresidential real estate and land                         50,778        29,187
Commercial                                                  21,550        14,075
Consumer and other                                           4,901         4,306
                                                          --------      --------
                                                           238,968       217,151
Less:
  Undisbursed portion of loans in process                    1,729         1,638
  Deferred loan origination fees                               443           512
  Allowance for loan losses                                  1,484         1,374
                                                          --------      --------

                                                          $235,312      $213,627
                                                          ========      ========

The Bank's lending efforts have historically focused on one- to four-family residential and multi-family residential real estate loans, which comprise approximately $160.0 million, or 68%, of the total loan portfolio at March 31, 2006, and $167.9 million, or 79%, of the total loan portfolio at March 31, 2005. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Company with adequate collateral coverage in the event of default. Nevertheless, the Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in the primary lending area of north central Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Company's primary lending area are presently stable.

As discussed previously, Wayne Savings has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $34.4 million, $34.0 million and $35.3 million at March 31, 2006, 2005 and 2004, respectively.

In the normal course of business, the Bank has made loans to directors, officers and their related business interests. Related party loans are made on the same terms that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. The aggregate dollar amount of loans outstanding to directors, officers and their related business interests totaled approximately $2.8 million, $2.8 million and $2.7 million at March 31, 2006, 2005 and 2004, respectively.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE D - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                                     2006       2005       2004
                                                           (In thousands)

Balance at beginning of year                      $ 1,374    $   815    $   678
Provision for losses on loans                         211        430        173
Stebbins acquisition                                   --        230         --
Charge-offs of loans                                 (158)      (126)       (65)
Recovery of loans previously charged off               57         25         29
                                                  -------    -------    -------

Balance at end of year                            $ 1,484    $ 1,374    $   815
                                                  =======    =======    =======

As of March 31, 2006, the Bank's allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

Non-accrual and nonperforming loans totaled approximately $772,000 and $906,000 at March 31, 2006 and 2005, respectively.

During the years ended March 31, 2006, 2005 and 2004, interest income of approximately $44,000, $40,000 and $37,000, respectively, would have been recognized had non-accrual loans been performing in accordance with contractual terms.

NOTE E - OFFICE PREMISES AND EQUIPMENT

Office premises and equipment are comprised of the following at March 31:

                                                                2006        2005
                                                                 (In thousands)

Land and improvements                                        $ 1,654     $ 1,654
Office buildings and improvements                              7,310       7,294
Furniture, fixtures and equipment                              4,038       3,776
Leasehold improvements                                           356         356
                                                             -------     -------
                                                              13,358      13,080
Less accumulated depreciation and amortization                 4,801       4,158
                                                             -------     -------

                                                             $ 8,557     $ 8,922
                                                             =======     =======

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE F - DEPOSITS

Deposits consist of the following major classifications at March 31:

Deposit type and weighted-average
interest rate                                              2006             2005
                                                              (In thousands)

NOW accounts
  2006 - 0.33%                                          $ 56,791
  2005 - 0.43%                                                          $ 53,060
Savings accounts
  2006 - 0.58%                                            61,339
  2005 - 0.74%                                                            82,184
Money market investor
  2006 - 2.09%                                            20,656
  2005 - 1.34%                                                            18,097
Commercial repurchase agreements
  2006 -3.76%                                              5,704              --
                                                        --------        --------
     Total demand, transaction and
       Savings account deposits                          144,490         153,341

Certificates of deposit
  Original maturities of:
    Less than 12 months
      2006 - 4.05%                                        61,814
      2005 - 1.99%                                                        42,483
    12 to 24 months
      2006 - 2.38%                                        19,181
      2005 - 1.97%                                                        24,438
    25 to 36 months
     2006 - 3.41%                                         18,541
     2005 - 3.02%                                                         16,039
    More than 36 months
      2006 - 4.44%                                        53,641
      2005 - 4.39%                                                        53,183
    Jumbo
      2006 - 4.34%                                        34,903
      2005 - 3.24%                                                        31,102
                                                        --------        --------

     Total certificates of deposit                       188,080         167,245
                                                        --------        --------

     Total deposit accounts                             $332,570        $320,586
                                                        ========        ========


At March 31, 2006 and 2005, the Bank had certificates of deposit with balances in excess of $100,000 totaling $37.8 million and $34.4 million, respectively.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE F - DEPOSITS (continued)

Interest expense on deposits for the years ended March 31 is summarized as follows:

                                                    2006        2005        2004

Savings accounts                                  $  464      $  653      $  688
NOW and money market deposit accounts                527         383         269
Commercial repurchase agreements                     148          --          --
Certificates of deposit                            6,058       4,648       4,942
                                                  ------      ------      ------

                                                  $7,197      $5,684      $5,899
                                                  ======      ======      ======

    Maturities of outstanding certificates of deposit at March 31 are summarized as follows:

                                                          2006             2005
                                                            (In thousands)
Maturing year ending March 31,
          2006                                      $       --        $  91,507
          2007                                         129,966           38,083
          2008                                          34,454           18,277
          2009                                          11,439            9,056
          2010                                          10,370            9,333
          2011                                           1,271              289
          2012 and thereafter                              580              700
                                                    ----------        ---------

                                                    $  188,080        $ 167,245
                                                    ==========        =========


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank were collateralized at March 31, 2006 and 2005 by pledges of certain residential mortgage loans totaling $40.9 million and $50.0 million, respectively, and the Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                      Maturing
                                     year ending
Interest rate range                   March 31,                 2006       2005
                                                          (Dollars in thousands)
Floating rate - 2.95%                  2006                 $     --    $15,000
3.13% - 3.36%                          2007                   15,250      7,500
3.51% - 3.61%                          2008                    5,000      5,000
4.01%                                  2009                    2,500      2,500
4.34%                                  2010                    2,500      2,500
4.60%                                  2011                    2,500      2,500
4.77% - 4.87%                          2012 and thereafter     5,000      5,000
                                                            --------    -------

                                                            $ 32,750    $40,000
                                                            ========    =======

       Weighted-average interest rate                           4.19%      3.59%
                                                            ========    =======

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE H - FEDERAL INCOME TAXES

The provision for federal income taxes (benefits) at the 34% statutory composite tax rate is as follows:

                                                   2006        2005         2004
                                                          (In thousands)

Federal income taxes computed at
  expected 34% statutory rate                   $   706     $   101     $ 1,312
Cash surrender value of life insurance             (130)        (88)        (88)
Tax-exempt obligations, net                        (159)       (129)        (80)
Other                                                18          31          10
                                                -------     -------     -------

Federal income tax provision (benefit)
  per consolidated financial statements         $   435     $   (85)    $ 1,154
                                                =======     =======     =======

The composition of the Corporation's net deferred tax liability at March 31 is as follows:

    Taxes (payable) refundable on temporary                    2006        2005
    differences at statutory rate:                             (In thousands)

Deferred tax assets:
  Deferred loan origination fees                            $   151     $   174
  General loan loss allowance                                   516         487
  Unrealized losses on securities available for sale            522         409
  Reserve for uncollected interest                               16          59
  Benefit plan expense                                          128         166
  Other                                                          10          38
                                                            -------     -------
     Total deferred tax assets                                1,343       1,333

Deferred tax liabilities:
  Prepaid pension                                              (187)       (306)
  Federal Home Loan Bank stock dividends                     (1,080)     (1,000)
  Book/tax depreciation differences                            (312)       (257)
  Financed loan fees                                           (109)        (90)
  Bad debt deduction                                             --         (16)
  Mortgage servicing rights                                    (106)        (97)
  Purchase price adjustments - net                             (214)       (200)
                                                            -------     -------
     Total deferred tax liabilities                          (2,008)     (1,966)
                                                            -------     -------

     Net deferred tax liability                             $  (665)    $  (633)
                                                            =======     =======

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE H - FEDERAL INCOME TAXES (continued)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2006. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2006.


NOTE I - COMMITMENTS

The Company is a party to financial instruments with off balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company 's involvement in such financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

At March 31, 2006, the Company had total outstanding commitments of approximately $1.6 million to originate loans at rates ranging from 5.875% to 6.50%. The Bank also had loans in process of $1.7 million at March 31, 2006, consisting entirely of one- to four-family loans. The Company had unused lines of credit outstanding under home equity loans of $18.4 million at March 31, 2006. The Company also had $306,000 unused lines of credit outstanding under overdraft lines at March 31, 2006. Additionally, the Company had unused lines of credit on commercial loans of $10.6 million at March 31, 2006 and 2005, and outstanding letters of credit of $913,000 at March 31, 2006.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE I - COMMITMENTS (continued)

requirements. Management believes that all disbursements for commitments will be funded via normal cash flow from operations and existing excess liquidity. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally includes a mortgage interest in real estate as security.

The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

Fiscal year ended                                                (In thousands)

       2007                                                          $ 85
       2008                                                            86
       2009                                                            86
       2010                                                            59
       2011                                                            63
                                                                     ----

       Total                                                         $379
                                                                     ====

The  Company   incurred   rental  expense  under   operating   leases   totaling
approximately $71,000, $70,000 and $68,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

There were no other material commitments or contingencies at March 31, 2006.


NOTE J - REGULATORY CAPITAL

The Bank is subject to minimum regulatory capital standards promulgated by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on their statement of financial condition by a defined risk-weighting factor, e.g. one- to four-family residential loans carry a risk-weighted factor of 50%.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE J - REGULATORY CAPITAL (continued)

As of March 31, 2006, management believes that the Bank met all capital adequacy requirements to which it was subject. As of the most recent examination date, management was advised by the OTS that the Bank met the definition of a "well capitalized" institution.

The Bank's management believes that, under the current regulatory capital regulations, the Bank will continue to maintain its well-capitalized classification in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

The Bank is subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Company. Generally, the Bank's payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year, plus the two preceding years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of the limitation. In fiscal 2006, the Bank received capital distributions in excess of the last two year's earnings. As a result, the Bank will have to file applications for future capital distributions. Management does not believe future dividend payments will be unreasonably restricted given the Bank's current well-capitalized status.

The following tables sets forth Wayne Savings' tangible, core and risk-based capital rates at March 31, 2006 and 2005.

                                                   As of March 31, 2006
                                                                                    To be "well-
                                                                                 capitalized" under
                                                        For capital              prompt corrective
                                Actual               adequacy purposes           action provisions
                           ----------------        --------------------        ---------------------
                           Amount     Ratio           Amount     Ratio            Amount      Ratio
                                                  (Dollars in thousands)

Tangible capital           $33,078      8.2%       =>$ 6,046    =>1.5%         =>$20,152     => 5.0%

Core capital               $33,078      8.2%       =>$16,122    =>4.0%         =>$24,183     => 6.0%

Risk-based capital         $34,562     15.0%       =>$18,410    =>8.0%         =>$23,010     =>10.0%


                                                   As of March 31, 2005
                                                                                    To be "well-
                                                                                 capitalized" under
                                                        For capital              prompt corrective
                                Actual               adequacy purposes           action provisions
                           ----------------        --------------------        ---------------------
                           Amount     Ratio           Amount     Ratio            Amount      Ratio
                                                  (Dollars in thousands)

Tangible capital           $36,471      9.1%       =>$ 6,017    =>1.5%         =>$20,057     => 5.0%

Core capital               $36,471      9.1%       =>$16,046    =>4.0%         =>$24,069     => 6.0%

Risk-based capital         $37,845     17.6%       =>$17,200    =>8.0%         =>$21,500     =>10.0%


                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE K - RETIREMENT PLANS

The Company had a  non-contributory  insured  defined  benefit pension plan (the
"Plan") covering all eligible employees. The Plan benefits were based on years-of-service and other factors . In fiscal 2004, Wayne Savings froze its defined benefit pension plan. Also in fiscal 2004, management changed the Plan's investment structure from life insurance to stocks and bonds. At March 31, 2006, Plan assets consisted of 2% cash, 61% stocks and 37% bonds. The Company's intent is to terminate the Plan at some point in the future when financial considerations are more favorable. Contributions are intended to provide only for benefits accrued for service to the plan freeze date.

Information with respect to the Plan for the years ended March 31, 2006, 2005 and 2004 is as follows:

The changes in benefit obligations are computed as follows:


                                                               2006       2005       2004
                                                                     (In thousands)

Projected benefit obligation at beginning of year           $ 2,323    $ 2,381    $ 2,002
Service cost                                                     --         --         55
Interest cost                                                   136        152        137
Actuarial (gain) loss                                          (236)       339        351
Benefits paid                                                (1,216)      (549)      (164)
                                                            -------    -------    -------

Projected benefit obligation at end of year                 $ 1,007    $ 2,323    $ 2,381
                                                            =======    =======    =======


The changes in the Plan's assets are computed as follows:


                                                               2006       2005       2004
                                                                     (In thousands)
Fair value of plan assets at beginning of year              $ 2,323    $ 2,704    $ 1,499
Actual return on plan assets                                    149        155        145
Employer contributions                                           --         13      1,224
Benefits paid                                                (1,216)      (549)      (164)
                                                            -------    -------    -------

Fair value of plan assets at end of year                    $ 1,256    $ 2,323    $ 2,704
                                                            =======    =======    =======

The following table sets forth the Plan's funded status at March 31:

                                                              2006          2005
                                                                 (In thousands)

Funded status                                                 $249          $ --
Unrecognized net actuarial loss                                300           957
                                                              ----          ----

Prepaid pension cost                                          $549          $957
                                                              ====          ====

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE K - RETIREMENT PLANS (continued)

The weighted-average actuarial assumptions used in the valuations were:

                                                     2006      2005      2004

Weighted-average discount rate                       6.50%     6.00%     6.50%
Weighted-average expected long-term rate
  of return on plan assets                           7.00%     7.00%     7.00%

Net periodic pension costs includes the following components:

                                                     2006      2005      2004
                                                          (In thousands)

Service cost                                        $  --     $  --     $  55
Interest cost                                         136       152        26
Actual return on plan assets, net                    (159)     (155)     (145)
Amortization of prior net loss                         73        28       166
Settlement losses                                     358        89        --
                                                    -----     -----     -----

Net periodic pension cost                           $ 408     $ 114     $ 102
                                                    =====     =====     =====

The following benefit payments are expected to be paid in future years:

        iscal                                                        Benefits
                                                                  (In thousands)

        2007                                                           $  28
        2008                                                              28
        2009                                                              28
        2010                                                              44
        2011                                                              44
        Thereafter                                                       189

The Bank has a savings plan covering substantially all employees who meet certain age and service requirements. Under the plan, the Bank matches each participant's contribution - up to 3% of the participant's salary; a 50% match is provided for up to the next 4% of the participant's salary. This contribution is dependent on availability of sufficient net earnings from current or prior years. Additional contributions may be made as approved by the Board of Directors. Expense under the plan totaled approximately $135,000, $121,000 and $78,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE L - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC.

The following condensed financial statements summarize the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended March 31, 2006, 2005 and 2004:

                         WAYNE SAVINGS BANCSHARES, INC.
                        STATEMENT OF FINANCIAL CONDITION
                             March 31, 2006 and 2005
                                 (In thousands)

ASSETS                                                         2006        2005

Cash and due from banks                                    $     98    $    480
Notes receivable from Wayne Savings                           1,240       1,304
Investment in Wayne Savings                                  34,569      38,321
Prepaid expenses and other assets                                22         547
                                                           --------    --------

         Total assets                                      $ 35,929    $ 40,652
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                     $    413    $    453

Stockholders' equity
  Common stock and additional paid-in capital                35,997      35,524
  Retained earnings                                          11,394      11,371
  Less required contributions for shares acquired by ESOP    (1,239)     (1,304)
  Less 595,322 and 282,261 of treasury stock at
    March 31, 2006 and 2005, respectively - at cost          (9,625)     (4,600)
  Accumulated other comprehensive loss                       (1,011)       (792)
                                                           --------    --------
         Total stockholders' equity                          35,516      40,199
                                                           --------    --------

         Total liabilities and stockholders' equity        $ 35,929    $ 40,652
                                                           ========    ========

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE L - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC. (continued)

                         WAYNE SAVINGS BANCSHARES, INC.
                              STATEMENT OF EARNINGS
                    Year ended March 31, 2006, 2005 and 2004
                                 (In thousands)

                                                       2006      2005      2004

Income
  Interest income                                   $    85   $   103   $   183
  Gain on sale of investment securities                  --        --         2
  Equity in earnings of subsidiary                    1,715     1,610     2,851
                                                    -------   -------   -------
         Total income                                 1,800     1,713     3,036

General, administrative and other expense               199     1,966       409
                                                    -------   -------   -------

Earnings (loss) before federal income tax benefits    1,601      (253)    2,627

Federal income tax benefits                             (39)     (634)      (77)
                                                    -------   -------   -------

Net earnings                                        $ 1,640   $   381   $ 2,704
                                                    =======   =======   =======

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE L - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC. (continued)

                         WAYNE SAVINGS BANCSHARES, INC.
                             STATEMENT OF CASH FLOWS
                    Year ended March 31, 2006, 2005 and 2004
                                 (In thousands)

                                                                                2006       2005       2004

Cash flows from operating activities:
  Net earnings for the year                                                  $ 1,640    $   381    $ 2,704
   Adjustments to reconcile net earnings to net cash provided by operating activities:
    Gain on sale of investment securities designated as available for sale        --         --         (2)
    Amortization and depreciation                                                 --          2         42
    (Undistributed earnings) excess distributions from consolidated
       subsidiary                                                              3,704      1,791     (1,351)
    Acceleration of Stock Option and Management Recognition Plan expense          --      1,142         --
    Increase (decrease) in cash due to changes in:
      Prepaid expenses and other assets                                          526       (471)       (29)
      Accrued expenses and other liabilities                                     (40)      (177)        61
                                                                             -------    -------    -------
         Net cash provided by operating activities                             5,830      2,668      1,425

Cash flows provided by investing activities:
  Purchase of investment securities designated as available for sale              --       (500)    (2,006)
  Proceeds from maturity of investment securities  designated
    as available for sale                                                         --      1,000      5,001
  Proceeds from sale of investment securities designated as
    available for sale                                                            --         --      1,502
  Purchase of mortgage-backed securities designated as available for sale         --         --       (716)
  Principal repayment on mortgage-backed securities designated as
    available for sale                                                            --        709         10
  Repayment of ESOP loan                                                          65        152        156
                                                                             -------    -------    -------
         Net cash provided by investing activities                                65      1,361      3,947

Cash flows used in financing activities:
  Payment of dividends on common stock                                        (1,617)    (1,737)    (1,786)
  Purchase of treasury stock                                                  (5,025)    (2,797)    (1,803)
  Proceeds from exercise of stock options                                        285         --         61
  Tax benefits related to employee stock plans                                    80         --         20
  Shares acquired by Management Recognition Plan                                  --         --     (1,142)
                                                                             -------    -------    -------
         Net cash used in financing activities                                (6,277)    (4,534)    (4,650)
                                                                             -------    -------    -------

         Net increase (decrease) in cash and cash equivalents                   (382)      (505)       722

Cash and cash equivalents at beginning of year                                   480        985        263
                                                                             -------    -------    -------

Cash and cash equivalents at end of year                                     $    98    $   480    $   985
                                                                             =======    =======    =======

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE M - BUSINESS COMBINATION

During 2004, the Company agreed to acquired Stebbins Bancshares, Inc. Stebbins Bancshares, Inc. was merged into the Company in fiscal 2005 and its banking subsidiary Stebbins National Bank, continued operations as a branch of Wayne Savings. Wayne Savings Bancshares, Inc. paid $1.3 million in connection with the acquisition.

Presented below are Wayne Savings Bancshares' pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended March 31, 2005 and 2004.

                                                             2005           2004
                                                             (In thousands)
                                                               (Unaudited)

Total interest income                                    $ 17,805       $ 19,476
Total interest expense                                      6,740          7,349
                                                         --------       --------
Net interest income                                        11,065         12,127
Provision for losses on loans                                 430            213
Other income                                                1,719          2,051
General, administrative and other expense                  12,025         10,142
                                                         --------       --------
Earnings before income taxes (benefits)                       329          3,823
Federal income taxes (benefits)                               (85)         1,093
                                                         --------       --------

NET EARNINGS                                             $    414       $  2,730
                                                         ========       ========

Earnings per share
  Basic                                                  $    .12       $    .73
                                                         ========       ========
  Diluted                                                $    .12       $    .73
                                                         ========       ========

NOTE N - RELATED PARTIES

The Bank paid legal fees to the law firm to which one of the Directors is a partner. The amount paid totaled approximately $35,000, $24,000 and $22,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

In the normal course of business Wayne Savings received demand and time deposits from directors, officers and their related business interests of approximately $702,000 and $904,000 at March 31, 2006 and 2005, respectively.

                         WAYNE SAVINGS BANCSHARES, INC.

                          March 31, 2006, 2005 and 2004


NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Company's quarterly results for the fiscal years ended March 31, 2006 and 2005.

                                                               Three Months Ended
                                                June 30,  September 30,   December 31,       March 31,
2006:                                                 (In thousands, except per share data)

Total interest income                       $      4,681   $      4,798   $      4,981    $      5,228
Total interest expense                             1,882          1,966          2,117           2,315
                                            ------------   ------------   ------------    ------------

Net interest income                                2,799          2,832          2,864           2,913
Provision for losses on loans                         --             --             --             211
Other income                                         408            446            467             456
General, administrative and other expense          2,619          2,652          3,186           2,442
                                            ------------   ------------   ------------    ------------

Earnings before income taxes                         588            626            145             716
Federal income taxes                                 148            159            (26)            154
                                            ------------   ------------   ------------    ------------

Net earnings                                $        440   $        467   $        171    $        562
                                            ============   ============   ============    ============

Earnings per share:
  Basic                                     $        .13   $        .14   $        .05    $        .18
                                            ============   ============   ============    ============
  Diluted                                   $        .13   $        .14   $        .05    $        .18
                                            ============   ============   ============    ============


                                                               Three Months Ended
                                                June 30,  September 30,   December 31,       March 31,
2005:                                                 (In thousands, except per share data)

Total interest income                       $      4,244   $      4,381   $      4,465    $      4,542
Total interest expense                             1,625          1,609          1,711           1,771
                                            ------------   ------------   ------------    ------------

Net interest income                                2,619          2,772          2,754           2,771
Provision for losses on loans                         15             15             15             385
Other income                                         405            493            389             397
General, administrative and other expense          2,369          2,580          2,592           4,333
                                            ------------   ------------   ------------    ------------

Earnings before income taxes                         640            670            536          (1,550)
Federal income taxes                                 178            181            133            (577)
                                            ------------   ------------   ------------    ------------

Net earnings                                $        462   $        489   $        403    $       (973)
                                            ============   ============   ============    ============

Earnings per share:
  Basic                                     $        .20   $        .16   $        .15    $       (.40)
                                            ============   ============   ============    ============

  Diluted                                   $        .20   $        .16   $        .15    $       (.40)
                                            ============   ============   ============    ============


ITEM 9.     Changes in and Disagreements With Accountants on Accounting and
---------------------------------------------------------------------------
            Financial Disclosure
            --------------------

         Not Applicable

ITEM 9A.    Controls and Procedures
-----------------------------------

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

ITEM 9B.    Other Information
-----------------------------

         Not Applicable

                                    PART III
                                    --------

ITEM 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The information required herein is incorporated by reference from the section captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on July 27, 2006, (the "Proxy Statement") expected to be filed with the Securities and Exchange Commission on or about June 29, 2006.

         Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

         The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. Upon receipt of a written request we will furnish without charge to any stockholder a copy of the Code of Conduct and Ethics. Such written requests should be directed to Mr. H. Stewart Fitz Gibbon III, Secretary, Wayne Savings Bancshares, Inc., 151 North Market Street, Wooster, Ohio 44691.

ITEM 11.    Executive Compensation
----------------------------------

         The information required herein is incorporated by reference from the sections captioned "Management Compensation," "Report of the Compensation Committee" and "Performance Graph" in the Proxy Statement.

ITEM 12.    Security Ownership of  Certain Beneficial Owners and  Management and
--------------------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

         The information required herein is incorporated herein by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" and Item 5 hereof.

ITEM 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

         The information required by this Item 13 of Form 10-K is incorporated by reference from the section captioned "Management Compensation - Indebtedness of Management and Related Party Transactions" in the Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
--------------------------------------------------

         The information required herein is incorporated by reference from the section captioned "Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV
                                     -------

ITEM 15.    Exhibits, Financial Statement Schedules
---------------------------------------------------

         (a)(1)   Financial Statements

                  The following documents have been filed under "Item 8, Financial Statement and Supplementary Data" of this Form 10.

         (i)      Report of Independent Registered Certified Public Accountants;
         (ii)     Consolidated Statements of Financial Condition;
         (iii)    Consolidated Statements of Earnings;
         (iv)     Consolidated Statements of Stockholders' Equity;
         (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules
                  -----------------------------

                  All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (a)(3)   Exhibits
                  --------

        Exhibit Number     Description
        --------------     -----------------------------------------------------
         3.1(1)            Articles of Incorporation
         3.2(1)            Bylaws
         4.0(2)            Form of Common  Stock  Certificate  of Wayne  Savings
                           Bancshares, Inc.
         10.1(3)           Employment  Agreement between Wayne Savings Community
                           Bank and Bryan C. Fehr dated May 27, 2004
         10.2(3)           Employment  Agreement between Wayne Savings Community
                           Bank and H.  Stewart  Fitz Gibbon III dated  November
                           14, 2005
         10.3(4)           Employment  Agreement between Wayne Savings Community
                           Bank and Phillip E. Becker dated February 15, 2005
         10.4(5)           The Wayne  Savings and Loan  Company  1993  Incentive
                           Stock Option Plan
         10.5(6)           Wayne Savings  Bancshares,  Inc. Amended and Restated
                           2003 Stock Option Plan
         11.0(7)           Statement re: computation of per share earnings
         21.0              Subsidiaries of  Registrant-Reference is made to Item
                           1 - "Business" for the Required Information
         23.0              Consent of Grant Thornton LLP

        Exhibit Number     Description
        --------------     -----------------------------------------------------
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

         (5) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on December 4, 1997 (File No. 333-41479).

         (6) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on October 5, 2004 (File No. 333-119556).

         (7)      Incorporated   by   reference   to  Note  A.8.  of  "Notes  to
                  Consolidated Financial Statements" in Item 8 hereof.

         (b) The Exhibits listed under (a)(3) of this Item 15 are filed herewith.

         (c)      Reference is made to (a)(2) of this Item 15.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WAYNE SAVINGS BANCSHARES, INC.


Date:    June 28, 2006                By:  /s/Phillip E. Becker
                                           -------------------------------------
                                           Phillip E. Becker
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/Phillip E. Becker                        By:      /s/H. Stewart Fitz Gibbon III
         ------------------------------------                 -----------------------------------
         Phillip E. Becker, President and                     H. Stewart Fitz Gibbon III, Senior Vice President,
         Chief Executive Officer and Director                 Chief Financial Officer, Corporate Secretary and
         (Principal Executive Officer)                        Treasurer


Date:    June 28, 2006                                        Date:    June 28, 2006


By:      /s/Myron Swartzentruber                    By:      /s/Kenneth R. Lehman
         ------------------------------------                 -----------------------------------
         Myron Swartzentruber, Vice President                 Kenneth R. Lehman, Director
         Controller (Principal Accounting Officer)

Date:    June 28, 2006                                        Date:    June 28, 2006


By:      /s/Frederick J. Krum                        By:      /s/James C. Morgan
         ------------------------------------                 -----------------------------------
         Frederick J. Krum, Director                          James C. Morgan, Director

Date:    June 28, 2006                                        Date:    June 28, 2006


By:      /s/Terry A. Gardner                         By:      /s/Russell L. Harpster
         ------------------------------------                 -----------------------------------
         Terry A. Gardner, Director                           Russell L. Harpster,
                                                              Chairman of the Board of Directors
Date:    June 28, 2006                                        Date:    June 28, 2006


By:      /s/Daniel R. Buehler
         ------------------------------------
         Daniel R. Buehler, Director

Date:    June 28, 2006




                                         STOCKHOLDER INFORMATION

==========================================================================================================

Annual Meeting                                                         Transfer Agent

The Annual Meeting of Stockholders will be                             Registrar and Transfer Company
held at 10:00 a.m., on July 27, 2006, at                               10 Commerce Drive
The Greenbriar Conference Centre,                                      Cranford, New Jersey  07016-3572
50 Riffel Road
Wooster, Ohio  44691

Special Counsel                                                        Investor Information

Elias, Matz, Tiernan & Herrick LLP                                     Executive Offices
734 15th Street N.W., 12th Floor                                       Wayne Savings Bancshares, Inc.
Washington, DC  20005                                                  151 N. Market Street - P.O. Box 858
                                                                       Wooster, Ohio  44691
                                                                       (330) 264-5767
Independent Registered Certified
Public Accountants

Grant Thornton LLP
4000 Smith Road
Suite 500
Cincinnati, Ohio  45209

==========================================================================================================


                                     DIRECTORS AND OFFICERS
                                 WAYNE SAVINGS BANCSHARES, INC.

         Board of Directors                              Executive Officers

         Russell L. Harpster                             Phillip E. Becker
         Chairman                                        President and Chief Executive Officer

         Phillip E. Becker                               H. Stewart Fitz Gibbon III
         Daniel R. Buehler                               Senior Vice President and Chief Financial Officer
         Terry A. Gardner                                Corporate Secretary and Treasurer
         James C. Morgan
         Kenneth R. Lehman                               Bryan K. Fehr
         Frederick J. Krum                               Senior Vice President and Operations Officer

         Kenneth G. Rhode, Emeritus
         Donald E. Massaro, Emeritus
         Joseph L. Retzler, Emeritus

