Form 10-Q
period 2006-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2006-08-04
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

WAYNE SAVINGS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1557791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

151 North Market Street, Wooster, Ohio 44691
(Address of principal executive office)

Registrant’s telephone number, including area code: (330) 264-5767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of July 27, 2006, the latest practicable date, 3,359,552 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	March 31,
ASSETS	2006	2006
	(Unaudited)
Cash and due from banks	$2,500	$2,952
Federal funds sold	1,725	-
Interest-bearing deposits in other financial institutions	6,442	11,171
Cash and cash equivalents	10,667	14,123

Investment securities available for sale - at market	62,920	67,505
Investment securities held to maturity - at amortized cost, approximate market value
of $5,644 and $5,796 as of June 30, 2006 and March 31, 2006, respectively	5,637	5,802
Mortgage-backed securities available for sale - at market	57,199	53,932
Mortgage-backed securities held to maturity - at cost, approximate market value of
$1,699 and $1,805 as of June 30, 2006 and March 31, 2006, respectively	1,695	1,799
Loans receivable - net	237,003	235,312
Office premises and equipment - net	8,416	8,557
Real estate acquired through foreclosure	97	156
Federal Home Loan Bank stock - at cost	4,689	4,623
Cash surrender value of life insurance	5,866	5,811
Accrued interest receivable on loans	1,099	1,075
Accrued interest receivable on mortgage-backed securities	267	250
Accrued interest receivable on investments and interest-bearing deposits	571	700
Prepaid expenses and other assets	1,867	1,526
Goodwill and other intangible assets	2,481	2,508

Total assets	$400,474	$403,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$337,718	$332,570
Advances from the Federal Home Loan Bank	25,000	32,750
Advances by borrowers for taxes and insurance	94	521
Accrued interest payable	290	263
Accounts payable on mortgage loans serviced for others	121	225
Other liabilities	1,188	1,118
Accrued federal income taxes	129	51
Deferred federal income taxes	434	665
Total liabilities	364,974	368,163

Commitments	-	-

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized-
no preferred stock issued as of June 30, 2006 or March 31,2006)	-	-
Common stock (9,000,000 shares of $ .10 par value authorized; 3,954,874 and 3,934,874 shares
issued at June 30, 2006 and March 31, 2006)	395	393
Additional paid-in capital	35,881	35,604
Retained earnings - substantially restricted	11,584	11,394
Less required contributions for shares acquired by Employee Stock Ownership Plan	(1,219)	(1,239)
Less 595,322 shares of treasury stock at both June 30, 2006 and March 31, 2006 - at cost	(9,625)	(9,625)
Accumulated other comprehensive loss - unrealized losses on securities designated
as available for sale	(1,516)	(1,011)
Total stockholders’ equity	35,500	35,516

Total liabilities and stockholders’ equity	$400,474	$403,679

See accompanying notes to consolidated financial statements.

Back to Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three months ended
	June 30,
	2006	2005
	(Unaudited)
Interest income
Loans	$3,891	$3,284
Mortgage-backed securities	699	512
Investment securities	743	759
Interest-bearing deposits and other	103	126
Total interest income	5,436	4,681

Interest expense
Deposits	2,232	1,618
Borrowings	283	264
Total interest expense	2,515	1,882

Net interest income	2,921	2,799
Provision for losses on loans	30	-
Net interest income after provision for losses on loans	2,891	2,799

Other income
Gain on sale of loans	-	25
Increase in cash surrender value of life insurance	55	61
Service fees on deposit accounts	207	178
Other operating	164	144
Total other income	426	408

General, administrative and other expense
Employee compensation and benefits	1,398	1,569
Occupancy and equipment	458	425
Franchise taxes	118	129
Amortization of goodwill and other intangible assets	27	27
Other operating	486	469
Total general, administrative and other expense	2,487	2,619

Earnings before income taxes	830	588

Federal incomes taxes
Current	208	148
Deferred	29	-
Total federal income taxes	237	148

NET EARNINGS	$593	$440

EARNINGS PER SHARE
Basic	$0.18	$0.13
Diluted	$0.18	$0.13

DIVIDENDS PER SHARE	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Back to Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended
	June 30,
	2006	2005
	(Unaudited)
Net earnings	$593	$440

Other comprehensive income:
Unrealized holding gains (losses) on securities, net of related
taxes (benefits) of $(260) and $367 during the respective periods	(505)	712

Comprehensive income	$88	$1,152

Accumulated comprehensive loss	$(1,516)	$(80)

Back to Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30,
(In thousands)

	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$593	$440
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
Amortization of discounts and premiums on
investments and mortgage-backed securities - net	(8)	152
Amortization of deferred loan origination fees	(10)	(38)
Depreciation and amortization	173	159
Amortization of expense related to ESOP	20	21
Gain on sale of loans	-	(15)
Proceeds from sale of loans in the secondary market	-	1,181
Loans originated for sale in the secondary market	-	(1,166)
Provision for losses on loans	30	-
Federal Home Loan Bank stock dividends	(66)	(53)
Increase (decrease) in cash:
Accrued interest receivable on loans	(29)	(173)
Accrued interest receivable on mortgage-backed securities	(13)	202
Accrued interest receivable on investments and interest-bearing deposits	129	(41)
Prepaid expenses and other assets	(341)	(773)
Amortization of expense related to intangibles	27	27
Accrued interest payable	27	32
Accounts payable on mortgage loans serviced for others	(104)	(13)
Other liabilities	68	(169)
Federal income taxes
Current	73	235
Deferred	29	-
Net cash provided by operating activities	598	8

Cash flows used in investing activities:
Purchase of investment securities designated as available for sale	(1,101)	(5,344)
Proceeds from maturity of investment securities designated as held to maturity	165	73
Proceeds from maturity of investment securities designated as available for sale	5,465	39
Purchase of mortgage-backed securities designated as available for sale	(8,478)	(4,706)
Principal repayments on mortgage-backed securities designated as held to maturity	103	241
Principal repayments and sales of mortgage-backed securities designated as available for sale	4,677	8,698
Loan principal repayments	21,477	35,273
Loan disbursements	(23,188)	(36,264)
Purchase of office premises and equipment - net	(32)	(88)
Proceeds from sale of real estate acquired through foreclosure	59	112
Increase in cash surrender value of life insurance	(55)	(61)
Net cash used in investing activities	(908)	(2,027)

Net cash used in operating and investing activities
(balance carried forward)	(310)	(2,019)

Back to Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended June 30,
(In thousands)

	2006	2005
	(Unaudited)
Net cash used in operating and investing activities
(balance brought forward)	$(310)	$(2,019)

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	5,148	6,915
Proceeds from Federal Home Loan Bank advances	25,250	14,000
Repayments of Federal Home Loan Bank advances	(33,000)	(15,000)
Advances by borrowers for taxes and insurance	(427)	(461)
Dividends paid on common stock	(401)	(412)
Proceeds from exercise of stock options	279	367
Tax benefits of stock options exercised	5	-
Purchase of treasury shares	-	(3,611)
Net cash provided by (used in) financing activities	(3,146)	1,798

Net decrease in cash and cash equivalents	(3,456)	(221)

Cash and cash equivalents at beginning of period	14,123	29,942

Cash and cash equivalents at end of period	$10,667	$29,721

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$130	$-

Interest on deposits and borrowings	$2,488	$1,850

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$-	$81

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$(505)	$712

Recognition of mortgage servicing rights in accordance
with SFAS No. 140	$-	$10

Dividends payable	$403	$412

See accompanying notes to consolidated financial statements.

Back to Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended June 30, 2006 and 2005

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended June 30, 2006 and 2005 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Critical Accounting Policy - The Company’s critical accounting policy relates to the allowance for loan losses. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which included a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

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

The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. and the Company’s wholly-owned subsidiary, Wayne Savings Community Bank (“Wayne Savings” or the “Bank”).

Wayne Savings has eleven banking locations in Wayne, Holmes, Ashland, Medina and Stark counties. All significant intercompany transactions and balances have been eliminated in the consolidation.

Back to Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended June 30, 2006 and 2005

3.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released, totaling 115,867 and 126,859 for the three month periods ended June 30, 2006 and 2005, respectively. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company’s stock option plan. The computations are as follows:

	For the three months ended
	June 30,
	2006	2005

Weighted-average common shares outstanding (basic)	3,234,972	3,439,760
Dilutive effect of assumed exercise of stock options	13,024	17,552

Weighted-average common shares outstanding (diluted)	3,247,996	3,457,312

All outstanding options were included in the diluted earnings per share calculation for the three month periods ended June 30, 2006 and 2005.

4.      Stock Option Plan

The Company has a 1993 Incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with 2,567 options outstanding at June 30, 2006. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options to purchase shares of authorized common stock. As of June 30, 2006, all options under the 2004 Plan have been granted, are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised.

There were no options granted during each of the three months ended June 30, 2006 and 2005.

No expense was required to be recognized related to stock options in the three month period ended June 30, 2006, nor does management anticipate any expense for future periods.

A summary of the status of the Company’s stock option plans as of and for the years ended March 31, 2006 and 2005, and the three months ended June 30, 2006 is presented below:

	Three months ended			Year ended
	June 30,			March 31,
	2006		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of period	179,148	$13.92	214,204	$13.84	214,204	$13.84
Granted	-	-	-	-	163,265	13.95
Exercised	(20,000)	13.95	(27,556)	13.32	-	-
Forfeited	-	-	(7,500)	13.95	(163,265)	13.95

Outstanding at end of period	159,148	$13.91	179,148	$13.92	214,204	$13.84

Options exercisable at period-end	159,148	$13.91	179,148	$13.92	214,204	$13.84
Fair value of options granted		$-		$-		$4.07

Back to Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended June 30, 2006 and 2005

4.     Stock Option Plan (continued)

The following information applies to options outstanding at June 30, 2006:

Number outstanding	159,148
Range of exercise prices	$11.67 - $13.95
Weighted-average exercise price	$13.92
Weighted-average remaining contractual life	7.75 years

The fair value of options granted has been based on the Black Scholes pricing model using a dividend yield of 4.5% and an expected volatility of 27.3% for fiscal 2005. All options granted in fiscal 2005 have expected lives of nine years.

5.     Effects of Recent Accounting Developments

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

•
Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and
•
Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or April 1, 2007 as to the Company, with earlier application permitted. The Company is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Company’s financial condition or results of operations.

Back to Index

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable - net[1]	$235,419	$3,891	6.61%	$213,111	$3,284	6.16%
Mortgage-backed
securities[2]	58,521	699	4.78	58,657	512	3.49
Investment securities	71,001	743	4.19	76,749	759	3.96
Interest-bearing deposits[3]	10,667	103	3.86	17,617	126	2.86
Total interest-
earning assets	375,608	5,436	5.79	366,134	4,681	5.11
Non-interest-earning assets	22,857			25,724
Total assets	$398,465			$391,858

Interest-bearing liabilities:
Deposits	$333,773	2,232	2.67	$321,346	1,618	2.01
Borrowings	25,998	283	4.35	29,392	264	3.59
Total interest-
bearing liabilities	359,771	2,515	2.8	350,738	1,882	2.15
Non-interest bearing
liabilities	3,056			1,364
Total liabilities	362,827			352,102
Stockholders’ equity	35,638			39,756
Total liabilities and
stockholders’ equity	$398,465			$391,858
Net interest income		$2,921			$2,799
Interest rate spread[4]			2.99%			2.96%
Net yield on interest-
earning assets[5]			3.11%			3.06%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.40%			104.39%

________________________________________________________
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

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to June 30, 2006

At June 30, 2006, we had total assets of $400.5 million, a decrease of $3.2 million, or .8%, from March 31, 2006 levels.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, decreased by $8.2 million, or 9.4%, to $79.2 million at June 30, 2006 mainly due to a reduction in interest-bearing deposits in other financial institutions of $4.7 million coupled with a decrease in investment securities available for sale of $4.6 million, or 6.8%. The decrease in interest-bearing deposits in other financial institutions was primarily due to management’s continuous monitoring of cash and redeploying into higher interest-earning assets and paying down short-term liabilities. Mortgage-backed securities increased by $3.2 million, or 5.7%, to $58.9 million as the Company purchased $8.5 million of primarily 15-year fixed-rate mortgage-backed securities, partially offset by $5.3 million of amortization and prepayments on the existing mortgage-backed securities portfolio.

During the three month period ended June 30, 2006 loans receivable increased $1.7 million as the Bank originated and retained $23.2 million of loans and received payments of $21.5 million. Rather than reinvest funds from sales of and repayments on loans in long-term, fixed-rate residential loans, the Company has been able to originate shorter-term and adjustable-rate commercial loans. The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company favorably in an increasing interest rate environment, reflecting the Bank’s increased emphasis on commercial lending. The composition of the loan portfolio has continued to change during the most recent three months ended June 30, 2006, due to a net decrease of $2.0 million in residential and construction mortgage loans, offset by an increase in nonresidential real estate loans of $2.6 million and a net increase in commercial loans of $685,000.

	June 30, 2006		March 31, 2006
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential(1)	$148,027	61.46%	$149,134	62.40%
Residential construction loan	3,994	1.66	4,675	1.96
Multi-family residential	7,868	3.27	7,930	3.32
Non-residential real estate/land(2)	53,382	22.16	50,778	21.25
Total mortgage loans	213,171	88.55	212,517	88.93
Other loans:
Consumer loans(3)	5,344	2.22	4,901	2.05
Commercial business loans	22,235	9.23	21,550	9.02
Total other loans	27,679	11.45	26,451	11.07
Total loans before net items	240,850	100.00%	238,968	100.00%
Less:
Loans in process	1,934		1,729
Deferred loan origination fees	444		443
Allowance for loan losses	1,469		1,484
Total loans receivable - net	$237,003		$235,312
Mortgage-backed securities, net(4)	$58,894		$55,731
____________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $20.7 million and $20.9 million as of June 30, 2006 and March 31, 2006, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $634,000 and $674,000 as of June 30, 2006 and March 31, 2006, respectively.
(3)	Includes second mortgage loans of $592,000 and $783,000 as of June 30, 2006 and March 31, 2006, respectively.
(4)    Includes mortgage-backed securities designated as available for sale.

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to June 30, 2006 (continued)

Nonperforming and impaired loans amounted to $792,000 at June 30, 2006, as compared with $772,000 in nonperforming and impaired loans at March 31, 2006. Such loans consisted, on both dates, of primarily residential mortgage loans. Historically, the Company generally has not recognized losses on nonperforming loans secured by residential mortgages. The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of June 30, 2006 and March 31, 2006.

	June 30,	March 31,
	2006	2006
Past due loans 30-89 days:	(Dollars in thousands)
Mortgage loans:
One- to four-family residential	$514	$553
Non-residential	-	-
Land	-	-
Non-mortgage loans:
Commercial business loans	26	72
Consumer loans	16	1
	556	626

Non-accrual loans:
Mortgage loans:
One- to four-family residential	792	725
All other mortgage loans	-	-
Non-mortgage loans:
Commercial business loans	-	47
Consumer	-	-
Total non-accrual loans	792	772
Accruing loans 90 days or more delinquent	-	-

Total non-performing loans	792	772
Loans deemed impaired	-	-
Total non-performing and impaired loans	792	772
Total real estate acquired through foreclosure	97	156
Total non-performing and impaired assets	$889	$928

Total non-performing and impaired loans to net
loans receivable	0.33%	0.33%
Total non-performing and impaired loans to total assets	0.20%	0.19%
Total non-performing and impaired assets to total assets	0.22%	0.23%

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to June 30, 2006 (continued)

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the three months ended	For the year ended
	June 30,2006	March 31, 2006
	(Dollars in thousands)

Loans receivable - net	$237,003	$235,312
Average loans receivable - net	$235,419	$222,944
Allowance balance (at beginning of period)	$1,484	$1,374
Charge-offs:
Mortgage loans:
One- to four-family	(31)	(73)
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	(15)	-
Other loans:
Consumer	(2)	(75)
Commercial	-	(10)
Gross charge-offs	(48)	(158)
Recoveries:
Mortgage loans:
One- to four-family	-	14
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	-
Other loans:
Consumer	3	35
Commercial	-	8
Gross recoveries	3	57
Net charge-offs	(45)	(101)
Provision charged to operations	30	211
Allowance for loans losses (at end of period)	$1,469	$1,484
Allowance for loan losses as a percent of loans
receivable - net at end of period	0.62%	0.63%
Net loans charged off as a percent of average
loans receivable - net	0.02%	0.05%
Ratio of allowance for loan losses to non-
performing loans at end of period	185.48%	192.23%

Deposits totaled $337.7 million at June 30, 2006, an increase of $5.1 million from $332.6 million at March 31, 2006. The increase was due primarily to the Bank’s competitive deposit pricing in all market areas. Certificates of deposit grew by $7.6 million money market accounts increased by $4.7 million and commercial repurchase agreements increased by $823,000. This growth was offset by a decrease of $3.3 million in NOW accounts and a $4.7 million decrease in savings deposits.

Borrowings totaled $25.0 million at June 30, 2006 as compared with $32.8 million at March 31, 2006. The Company was able to repay short-term Federal Home Loan Bank advances during the 2006 three month period.

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to June 30, 2006 (continued)

Stockholders’ equity decreased by $16,000 during the three months ended June 30, 2006, due mainly to the decrease in the unrealized gain on available for sale securities of $505,000 and dividends declared of $403,000. These decreases were offset with earnings of $593,000 coupled with the proceeds from stock options exercised of $279,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2006 and 2005

General

Net earnings totaled $593,000 for the quarter ended June 30, 2006, an increase of $153,000, or 34.8%, compared to the net earnings of $440,000 for the quarter ended June 30, 2005. The increase in net earnings was primarily attributable to a decrease in general, administrative and other expense of $132,000, or 5.0%, an increase in net interest income after provision for losses on loans of $92,000, or 3.3%, offset by an increase in federal income taxes of $89,000, or 60.1%.

The Company has maintained its strategy to aggressively manage interest rate risk. Management believes that the investment of excess funds primarily in shorter term assets will help the Company in a rising interest rate environment by providing it with the flexibility to redeploy such assets in higher yielding loans and other investments as interest rates rise.

Interest Income

Interest income increased $755,000, or 16.1%, to $5.4 million for the three months ended June 30, 2006, compared to the same period in 2005. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.79% in the 2006 period from 5.11% for the period ended June 30, 2005. The yield increase is primarily due to the Federal Reserve raising the prime rate 2.0% over the past year and the corresponding impact on the Company’s investment securities and interest-bearing deposits.

Interest income on loans increased $607,000, or 18.5%, for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to an increase in the weighted-average balance of loans period to period of $22.3 million, or 10.5%, to $235.4 million for the 2006 period, coupled with an increase in the weighted-average yield of 45 basis points to 6.61%.

Interest income on mortgage-backed securities increased $187,000 during the three months ended June 30, 2006, compared to the same period in 2005, due primarily to an increase of 129 basis points to a weighted-average yield of 4.78% as compared to 3.49%, from the comparable 2005 period. The slowdown of prepayments causes premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities.

Interest income on investment securities decreased by $16,000, or 2.1%, during the 2006 period compared to the same period in 2005, reflecting a decrease in the weighted-average balance of $5.7 million, or 7.5%, to $71.0 million from $76.7 million during the comparable 2005 period, offset with an increase in the average yield to 4.19%.

Interest income on interest-bearing deposits decreased by $23,000, or 18.3%, for the three months ended June 30, 2006, due primarily to a decrease in the weighted-average balance of $7.0 million, or 39.5%, offset with an increase in the average yield of 100 basis points to an average yield of 3.86% from an average yield of 2.86% for the quarter ended June 30, 2005.

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2006 and 2005 (continued)

Interest Expense

Interest expense for the three months ended June 30, 2006 totaled $2.5 million, an increase of $633,000, or 33.6%, from interest expense for the three months ended June 30, 2005. The increase resulted from a 65 basis point increase in the average cost of funds to 2.80% for the 2006 period coupled with an increase in the average balance of deposits and borrowings outstanding of $9.0 million, or 2.6%, to $359.8 million for the period ended June 30, 2006.

Interest expense on deposits totaled $2.2 million for the three months ended June 30, 2006, an increase of $614,000, or 37.9%, compared to the three months ended June 30, 2005, as a result of an increase in the average balance outstanding of $12.4 million, or 3.9%, to $333.8 million for the 2006 period coupled with a 66 basis point increase in the average cost of deposits to 2.67% for the 2006 period.

Interest expense on borrowings totaled $283,000 for the three months ended June 30, 2006, an increase of $19,000, or 7.2%, from the 2005 period, primarily due to an increase in the weighted-average yield of 76 basis points to an average yield of 4.35% for the three months ended June 30, 2006 offset by a decrease in the weighted-average balance of $3.4 million, or 11.5%.

Net Interest Income

Net interest income totaled $2.9 million for the three months ended June 30, 2006, an increase of $122,000, or 4.4%, from the three month period ended June 30, 2006. The average interest rate spread increased to 2.99% for the three months ended June 30, 2006 from 2.96% for the three months ended June 30, 2005. The net interest margin increased to 3.11% for the three months ended June 30, 2006 from 3.06% for the three months ended June 30, 2005.

Provision for Losses on Loans

For the period ended June 30, 2006, management recorded a $30,000 provision for losses on loans, reflecting, among other factors, the growth and changing composition of the portfolio. The Company did not record any provision for losses on loans for the three month period ending June 30, 2005. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2006.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts increased by $18,000, or 4.4%, for the three months ended June 30, 2006 as compared with the quarter ended June 30, 2005. Gain on sale of loans was down $25,000 due to management’s decision to retain mortgage loans in an effort to rebuild the declining mortgage loan balances. Earnings from cash surrender value of life insurance decreased by $6,000, or 9.8%, due to a decrease in effective yields on these policies. These decreases were offset by an increase of $29,000 in service fees, on deposit accounts and $20,000 increase in other operating income which was mainly comprised of an increase in trust income.

General, Administrative, and Other Expense

General, administrative and other expense decreased by $132,000, or 5.0%, to $2.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease in employee compensation and benefits expense of $171,000, or 10.9%, was mainly due to management’s successful efforts to reduce the number of

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2006 and 2005 (continued)

General, Administrative, and Other Expense (continued)

full time equivalent employees from 132.5 at June 30, 2005 to 119.0 at June 30, 2006. This decrease was offset by an increase of $33,000, or 7.8%, in occupancy and equipment expense, comprised primarily of data processing expenses needed to facilitate growth in internet banking and the implementation of check imaging technology and increased building maintenance, insurance and taxes at our branches.

Federal Income Taxes

The federal income tax expense was $237,000 for the three months ended June 30, 2006, an increase of $89,000, or 60.1%, compared to the same period in 2005, primarily due to the $242,000, or 41.2%, increase in earnings before federal income taxes. The effective tax rates for the periods ended June 30, 2006 and 2005, respectively, were 28.6% and 25.2%. The difference in the effective tax rate from the 34% statutory rate is mainly due to the beneficial effects of income from cash surrender value on life insurance and other tax-exempt obligations.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2006.

ITEM 4     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)     Changes in internal controls.

There has been no change made in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

Wayne Savings Bancshares, Inc.

PART II

ITEM 1.                  Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 1A.               Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended March 31, 2006.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2006.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

April 1-30, 2006	-	$ -	-	140,105
May 1-31, 2006	-	$ -	-	140,105
June 1-30, 2006	-	$ -	-	140,105

Notes to the Table:

A repurchase program for 185,491, or 5% of the Company’s outstanding shares, was publicly announced on September 2, 2004 and expires on August 26, 2005. On June 6, 2005, the Company announced the completion of the repurchase program and the authorization by the Board of Directors of a new program for the repurchase of 352,433 shares, or 10% of the Company’s outstanding shares.

ITEM 3.                  Defaults Upon Senior Securities
Not applicable

ITEM 4.                  Submission of Matters to a Vote of Security Holders
None

ITEM 5.                  Other Information
Not applicable

Back to Index

ITEM 6.          Exhibits

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2006	By:	/s/ Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	August 4, 2006	By:	H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Senior Vice President and Chief Financial Officer

Back to Index