Form 10-Q
period 2006-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2006-11-07
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

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

Indicate by check market whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐	No ☒

As of October 27, 2006, the latest practicable date, 3,304,052 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	March 31,
ASSETS	2006	2006
	(Unaudited)

Cash and due from banks	$2,539	$2,952
Interest-bearing deposits in other financial institutions	9,487	11,171
Cash and cash equivalents	12,026	14,123

Investment securities available for sale - at market	62,610	67,505
Investment securities held to maturity - at amortized cost, approximate market value
of $686 and $5,796 as of September 30, 2006 and March 31, 2006, respectively	629	5,802
Mortgage-backed securities available for sale - at market	67,018	53,932
Mortgage-backed securities held to maturity - at cost, approximate market value of
$1,497 and $1,805 as of September 30, 2006 and March 31, 2006, respectively	1,489	1,799
Loans receivable - net	236,299	235,312
Office premises and equipment - net	8,388	8,557
Real estate acquired through foreclosure	97	156
Federal Home Loan Bank stock - at cost	4,758	4,623
Cash surrender value of life insurance	5,922	5,811
Accrued interest receivable on loans	1,160	1,075
Accrued interest receivable on mortgage-backed securities	310	250
Accrued interest receivable on investments and interest-bearing deposits	766	700
Prepaid expenses and other assets	1,594	1,526
Goodwill and other intangible assets	2,455	2,508
Prepaid federal income taxes	280	-

Total assets	$405,801	$403,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$327,476	$332,570
Advances from the Federal Home Loan Bank	38,900	32,750
Advances by borrowers for taxes and insurance	530	521
Accrued interest payable	338	263
Accounts payable on mortgage loans serviced for others	221	225
Other liabilities	1,600	1,118
Accrued federal income taxes	-	51
Deferred federal income taxes	1,023	665
Total liabilities	370,088	368,163

Commitments	-	-

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized;
no preferred stock issued)	-	-
Common stock (9,000,000 shares of $.10 par value authorized; 3,954,874 and 3,934,874
shares issued at September 30, 2006 and March 31, 2006, respectively)	395	393
Additional paid-in capital	35,881	35,604
Retained earnings - substantially restricted	11,672	11,394
Less required contributions for shares acquired by Employee Stock Ownership Plan	(1,199)	(1,239)
Less 650,822 and 595,322 shares of treasury stock at September 30, 2006 and
March 31, 2006, respectively - at cost	(10,461)	(9,625)
Accumulated other comprehensive loss - unrealized losses on securities designated
as available for sale, net of tax effects	(575)	(1,011)
Total stockholders’ equity	35,713	35,516

Total liabilities and stockholders’ equity	$405,801	$403,679

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans	$7,876	$6,725	$3,985	$3,441
Mortgage-backed securities	1,481	979	782	467
Investment securities	1,455	1,533	712	774
Interest-bearing deposits and other	202	242	99	116
Total interest income	11,014	9,479	5,578	4,798

Interest expense
Deposits	4,649	3,346	2,417	1,728
Borrowings	628	502	345	238
Total interest expense	5,277	3,848	2,762	1,966

Net interest income	5,737	5,631	2,816	2,832
Provision for losses on loans	60	-	30	-
Net interest income after provision for losses on loans	5,677	5,631	2,786	2,832

Other income
Gain on sale of loans	-	69	-	44
Increase in cash surrender value of life insurance	110	125	55	63
Service fees, charges and other operating	747	660	376	339
Total other income	857	854	431	446

General, administrative and other expense
Employee compensation and benefits	2,847	3,113	1,449	1,544
Occupancy and equipment	935	901	477	476
Federal deposit insurance premiums	20	22	10	11
Franchise taxes	198	261	80	132
Other operating	1,025	974	522	489
Total general, administrative and other expense	5,025	5,271	2,538	2,652

Earnings before income taxes	1,509	1,214	679	626

Federal incomes taxes
Current	298	229	90	81
Deferred	134	78	105	78
Total federal income taxes	432	307	195	159

NET EARNINGS	$1,077	$907	$484	$467

EARNINGS PER SHARE
Basic	$0.33	$0.27	$0.15	$0.14
Diluted	$0.33	$0.27	$0.15	$0.14

DIVIDENDS PER SHARE	$0.24	$0.24	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$1,077	$907	$484	$467

Other comprehensive income:
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $225, $211, $485 and $(156) during the
respective periods	436	410	941	(302)

Comprehensive income	$1,513	$1,317	$1,425	$165

Accumulated comprehensive loss	$(575)	$(382)	$(575)	$(382)

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30,
(In thousands)
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net earnings for the period	$1,077	$907
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities - net	(52)	281
Amortization of deferred loan origination fees	(30)	(74)
Depreciation and amortization	348	319
Amortization of expense related to ESOP	40	24
Gain on sale of loans	-	(17)
Proceeds from sale of loans in the secondary market	-	5,669
Loans originated for sale in the secondary market	-	(5,654)
Provision for losses on loans	60	-
Federal Home Loan Bank stock dividends	(135)	(108)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(85)	(216)
Accrued interest receivable on mortgage-backed securities	(60)	229
Accrued interest receivable on investments and interest-bearing deposits	(66)	(47)
Prepaid expenses and other assets	(68)	(237)
Amortization of expense related to amortization of intangibles	53	53
Accrued interest payable	75	41
Accounts payable on mortgage loans serviced for others	(4)	(37)
Other liabilities	482	(477)
Federal income taxes
Current	(331)	363
Deferred	134	78
Net cash provided by operating activities	1,438	1,097

Cash flows provided by (used in) investing activities:
Purchase of investment securities designated as available for sale	(1,101)	(5,344)
Proceeds from maturity of investment securities designated as held to maturity	2,681	89
Proceeds from sale of investment securities designated as held to maturity	2,512	-
Proceeds from maturity of investment securities designated as available for sale	6,430	1,051
Purchase of mortgage-backed securities designated as available for sale	(15,584)	(5,706)
Principal repayments on mortgage-backed securities designated as held to maturity	305	530
Principal repayments and sales of mortgage-backed securities designated as available for sale	2,761	13,309
Proceeds from sale of mortgage-backed securities designated as available for sale	-	2,860
Loan principal repayments	30,932	18,325
Loan disbursements	(31,949)	(30,449)
Purchase of office premises and equipment - net	(179)	(135)
Proceeds from sale of real estate acquired through foreclosure	59	115
Increase in cash surrender value of life insurance	(111)	(125)
Net cash used in investing activities	(3,244)	(5,480)

Net cash used in operating and investing activities
(balance carried forward)	(1,806)	(4,383)

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended September 30,
(In thousands)
(Unaudited)

	2006	2005

Net cash used in operating and investing activities
(balance brought forward)	$(1,806)	$(4,383)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(5,094)	5,232
Proceeds from Federal Home Loan Bank advances	71,400	17,500
Repayments of Federal Home Loan Bank advances	(65,250)	(29,000)
Advances by borrowers for taxes and insurance	9	(20)
Dividends paid on common stock	(799)	(815)
Proceeds from exercise of stock options	279	367
Tax benefits from exercise of stock options	-	27
Purchase of treasury shares	(836)	(4,656)
Net cash used in financing activities	(291)	(11,365)

Net decrease in cash and cash equivalents	(2,097)	(15,748)

Cash and cash equivalents at beginning of period	14,123	29,942

Cash and cash equivalents at end of period	$12,026	$14,194

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$630	$325

Interest on deposits and borrowings	$5,202	$3,807

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$-	$129

Unrealized gains on securities designated as available for sale,
net of related tax effects	$436	$410

Recognition of mortgage servicing rights in accordance
with SFAS No. 140	$-	$52

Dividends payable	$396	$404

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2006 and 2005

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the six and three months ended September 30, 2006 and 2005 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the six and three month periods ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2006 and 2005

3.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. Diluted earnings per common share include the dilutive effect of all additional potential common shares issuable under the Company’s stock option plan. The computations are as follows:

	For the six months ended		For the three months ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted-average common shares
outstanding (basic)	3,230,084	3,365,102	3,225,249	3,273,901
Dilutive effect of assumed exercise
of stock options	12,135	18,808	11,333	14,354
Weighted-average common shares
outstanding (diluted)	3,242,219	3,383,910	3,236,582	3,288,255

All outstanding options were included in the diluted earnings per share calculation for the three and six month periods ending September 30, 2006 and 2005.

4.	Stock Option Plan

The Company maintains a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with 2,567 options outstanding at September 30, 2006. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options of authorized common stock. As of September 30, 2006, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

In the fourth quarter of fiscal 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. Subsequent to the adoption of SFAS No. 123(R), the Company modified 163,265 stock option awards under the 2004 Stock Option Plan, eliminating the reload options contained therein and immediately vesting these awards. Pursuant to SFAS No. 123(R), the modification represented a new grant. Accordingly, in accordance with the modified prospective application method under SFAS No. 123(R), the Company recognized compensation costs representing the fair value of the option awards at the date of modification.

There were no options granted during each of the six months ended September 30, 2006 and 2005.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2006 and 2005

4.	Stock Option Plan (continued)

A summary of the status of the Company’s stock option plans as of and for the years ended March 31, 2006 and 2005, and the six months ended September 30, 2006 is presented below:

	Six months ended			Year ended
	September 30,			March 31,
	2006		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of period	179,148	$13.92	214,204	$13.84	214,204	$13.84
Granted	-	-	-	-	163,265	13.95
Exercised	(20,000)	13.95	(27,556)	13.32	-	-
Forfeited	-	-	(7,500)	13.95	(163,265)	13.95

Outstanding at end of period	159,148	$13.91	179,148	$13.92	214,204	$13.84

Options exercisable at period-end	159,148	$13.91	179,148	$13.92	214,204	$13.84

Fair value of options granted		$-		$-		$4.07

The following information applies to options outstanding at September 30, 2006:

Number outstanding	159,148
Range of exercise prices	$11.67 - $13.95
Weighted-average exercise price	$13.91
Weighted-average remaining contractual life	7.5 years

The fair value of options granted in fiscal 2005 has been based on the Black Scholes options pricing model using a dividend yield of 4.5% and an expected volatility of 27.3%. All options granted in fiscal 2005 have expected lives of nine years.

5.	Recent Accounting Developments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or April 1, 2007 as to the Corporation, with earlier application allowed. The Corporation is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Corporation’s financial position or results of operations.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2006 and 2005

5.	Recent Accounting Developments (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or April 1, 2007 as to the Company. The Company is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106 and 132R.” The Statement requires recognition of the funded status of postretirement benefit plans in the consolidated statement of financial condition. An employer must recognize an asset or liability in its statement of financial condition for the difference between the fair value of the plan assets and the projected benefit obligations. Changes in the plan’s funded status must be recognized, in the year of change, in comprehensive income.

Additionally, the Statement will require entities to measure the funded status of the plan as of the date of the year-end statement of financial condition, with a few exceptions.

The recognition provisions of this Statement are effective for fiscal years ending after December 31, 2006, or March 31, 2007, as to the Company. The Statement is to be applied as of the end of the year adopted. Retrospective application is prohibited.

The provisions that may require an entity to change the plan measurement date are effective for fiscal years ending after December 31, 2008, or March 31, 2009, as to the Company.

Management is currently evaluating the requirements of SFAS No. 158 but does not expect it to have a material effect on its consolidated statement of financial condition and results of operations.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2006 and 2005

5.	Recent Accounting Developments (continued)

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company’s consolidated statement of financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or April 1, 2007 as to the Company. The Company is currently evaluating the requirements of FIN 48 but does not expect it to have a material adverse effect on the Company’s consolidated statement of financial position or results of operations.

Index

Wayne Savings Bancshares, Inc.

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

	For the six months ended September 30,
		2006			2005
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$236,034	$7,876	6.67%	$215,902	$6,725	6.23%
Mortgage-backed
securities[2]	60,714	1,481	4.88	55,971	979	3.50
Investment securities	69,376	1,455	4.19	77,412	1,533	3.96
Interest-bearing deposits[3]	10,427	202	3.87	16,335	242	2.96
Total interest-
earning assets	376,551	11,014	5.85	365,620	9,479	5.19
Non-interest-earning assets	22,782			25,169
Total assets	$399,333			$390,789

Interest-bearing liabilities:
Deposits	$332,611	4,649	2.80	$323,406	3,346	2.07
Borrowings	28,078	628	4.47	27,234	502	3.69
Total interest-
bearing liabilities	360,689	5,277	2.93	350,640	3,848	2.19
Non-interest bearing
liabilities	2,913			1,692
Total liabilities	363,602			352,332
Stockholders’ equity	35,731			38,457
Total liabilities and
stockholders’ equity	$399,333			$390,789
Net interest income		$5,737			$5,631
Interest rate spread[4]			2.92%			3.00%
Net yield on interest-
earning assets[5]			3.05%			3.08%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.40%			104.27%

__________________________________
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

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balance Sheet - (continued)

	For the three months ended September 30,
		2006			2005
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$236,649	$3,985	6.74%	$218,695	$3,441	6.29%
Mortgage-backed
securities[2]	62,906	782	4.97	53,284	467	3.51
Investment securities	67,751	712	4.20	78,075	774	3.97
Interest-bearing deposits[3]	10,186	99	3.88	15,053	116	3.08
Total interest-
earning assets	377,492	5,578	5.91	365,107	4,798	5.26
Non-interest-earning assets	22,706			24,609
Total assets	$400,198			$389,716

Interest-bearing liabilities:
Deposits	$331,448	2,417	2.92	$325,465	1,728	2.12
Borrowings	30,158	345	4.58	25,076	238	3.80
Total interest-
bearing liabilities	361,606	2,762	3.06	350,541	1,966	2.24
Non-interest bearing
liabilities	2,767			2,018
Total liabilities	364,373			352,559
Stockholders’ equity	35,825			37,157
Total liabilities and
stockholders’ equity	$400,198			$389,716
Net interest income		$2,816			$2,832
Interest rate spread[4]			2.85%			3.02%
Net yield on interest-
earning assets[5]			2.98%			3.10%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.40%			104.16%

_____________________________________________
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

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to September 30, 2006

At September 30, 2006, we had total assets of $405.8 million, an increase of $2.1 million, or .5%, from March 31, 2006 levels.

Liquid assets, consisting of cash, interest-bearing deposits and investment securities, decreased by $12.2 million, or 13.9%, to $75.3 million at September 30, 2006, due primarily to sales and maturities of $11.6 million of investment securities. In addition to maturities of available for sale investment securities totaling $6.4 million, investment securities held to maturity decreased $5.2 million due to the maturity of a $2.5 million corporate bond, coupled with management’s decision to sell another $2.5 million corporate bond due to deterioration of the credit rating to sub-investment level. Additionally, the interest-bearing deposits in other financial institutions decreased $1.7 million.

Mortgage-backed securities increased by $12.8 million, or 22.9%, during the six months ended September 30, 2006. Due to a decline in loan demand, management elected to use proceeds from sales and maturities of investment securities to fund purchases of mortgage-backed securities.

At September 30, 2006 loans receivable increased by $987,000, compared to March 31, 2006, as the Bank originated and retained $31.9 million of loans and received payments of $30.9 million. Rather than reinvest funds from repayments on loans in long-term, fixed-rate residential loans, the lending division has originated shorter-term and adjustable-rate commercial loans. The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company favorably in an increasing interest rate environment. The composition of the loan portfolio has changed during the six months ended September 30, 2006, due to a net decrease of $4.3 million in residential and construction mortgage loans, offset by increases in nonresidential real estate loans of $3.8 million and a net increase in commercial loans of $1.1 million in connection with the Bank’s increased emphasis on commercial lending.

	September 30, 2006		March 31, 2006
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential(1)	$146,758	61.14%	$149,134	62.40%
Residential construction loans	2,844	1.18	4,675	1.96
Multi-family residential	7,729	3.22	7,930	3.32
Non-residential real estate/land(2)	54,599	22.74	50,778	21.25
Total mortgage loans	211,930	88.28	212,517	88.93
Other loans:
Consumer loans(3)	5,464	2.28	4,901	2.05
Commercial business loans	22,683	9.44	21,550	9.02
Total other loans	28,147	11.72	26,451	11.07
Total loans before net items	240,077	100.00%	238,968	100.00%
Less:
Loans in process	1,804		1,729
Deferred loan origination fees	486		443
Allowance for loan losses	1,488		1,484
Total loans receivable, net	$236,299		$235,312
Mortgage-backed securities, net(4)	$68,507		$55,731
_________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $20.3 million and $20.9 million as of September 30, 2006 and March 31, 2006, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $258,000 and $674,000 as of September 30, 2006 and March 31, 2006, respectively.
(3)	Includes second mortgage loans of $550,000 and $783,000 as of September 30, 2006 and March 31, 2006, respectively.
(4) Includes mortgage-backed securities designated as available for sale.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to September 30, 2006 (continued)

Non-performing loans amounted to $872,000 at September 30, 2006, as compared with $772,000 in non-performing loans at March 31, 2006. Such loans consisted, on both dates, of primarily residential mortgage loans. Historically, the Company generally has not recognized significant losses on non-performing loans secured by residential mortgages. The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of September 30, 2006 and March 31, 2006.

	September 30,	March 31,
	2006	2006
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$487	$553
Nonresidential	-	-
Land	-	-
Non-mortgage loans:
Commercial business loans	25	72
Consumer loans	21	1
	533	626

Non-performing loans:
Mortgage loans:
One- to four-family residential	860	725
All other mortgage loans	-	-
Non-mortgage loans:
Commercial business loans	-	47
Consumer	12	-
Total non-performing loans	872	772
Total real estate acquired through foreclosure	97	156
Total non-performing assets	$969	$928

Total non-performing loans to net
loans receivable	0.37%	0.33%
Total non-performing loans to total assets	0.21%	0.19%
Total non-performing assets to total assets	0.24%	0.23%

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to September 30, 2006 (continued)

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the six months ended	For the year ended
	September 30, 2006	March 31, 2006
	(Dollars in thousands)

Loans receivable, net	$236,299	$235,312
Average loans receivable, net	$236,034	$222,944
Allowance balance (at beginning of period)	$1,484	$1,374
Charge-offs:
Mortgage loans:
One- to four-family	(46)	(73)
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	(15)	-
Other loans:
Consumer	(6)	(75)
Commercial	-	(10)
Gross charge-offs	(67)	(158)
Recoveries:
Mortgage loans:
One- to four-family	-	14
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	-
Other loans:
Consumer	11	35
Commercial	-	8
Gross recoveries	11	57
Net charge-offs	(56)	(101)
Provision charged to operations	60	211
Allowance for loans losses balance (at end
of period)	$1,488	$1,484
Allowance for loan losses as a percent of loans
receivable, net at end of period	0.63%	0.63%
Net loans charged off as a percent of average
loans receivable, net	0.02%	0.05%
Ratio of allowance for loan losses to non-
performing loans at end of period	170.64%	192.23%

Deposits totaled $327.5 million at September 30, 2006, a decrease of $5.1 million, or 1.5%, from $332.6 million at March 31, 2006, due primarily to general market competition. Savings deposits decreased by $12.7 million and Commercial Repurchase Agreements decreased by $1.1 million. These decreases were offset by an increase in NOW accounts of $5.9 million, money market growth of $1.7 million and certificates of deposit growth of $1.0 million.

Borrowings totaled $38.9 million at September 30, 2006 as compared with $32.8 million at March 31, 2006. The Company increased borrowings due to funding requirements to offset the decrease in deposits during the September 30, 2006 six month period.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to September 30, 2006 (continued)

Stockholders’ equity increased by $197,000, or 0.6%, during the six months ended September 30, 2006, due mainly to earnings of $1.1 million, a decrease in the unrealized losses on available for sale securities of $436,000 and proceeds from stock options exercised of $279,000, offset by the treasury stock purchase of $836,000 and dividends paid of $799,000.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2006 and 2005

General

Net earnings totaled $1.1 million for the six months ended September 30, 2006, an increase of $170,000, or 18.7%, compared to the net earnings of $907,000 for the six months ended September 30, 2005. The increase in net earnings was primarily attributable to a decrease in general, administrative and other expense of $246,000, or 4.7%, and an increase in net interest income after provision for losses on loans of $46,000, or 0.8%, which were partially offset by an increase in federal income taxes of $125,000, or 40.7%.

Interest Income

Interest income increased by $1.5 million, or 16.2%, to $11.0 million for the six months ended September 30, 2006, compared to the same period in 2005. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.85% from 5.19% for the six-month period ended September 30, 2005. Additionally, the average balance of interest-earning assets outstanding increased by $10.9 million to $376.6 million for the six months ended September 30, 2006, from $365.6 million for the comparable period ended September 30, 2005. The yield increase is primarily due to the Federal Reserve raising the prime rate by 2.0% over the past year and the corresponding impact on the Company’s interest-earning assets, particularly investment securities and interest-bearing deposits.

Interest income on loans increased by $1.2 million, or 17.1%, for the six months ended September 30, 2006, compared to the same period in 2005, due primarily an increase in the average balance of loans outstanding period to period of $20.1 million, or 9.3%, to $236.0 million for the 2006 period, coupled with an increase in the weighted-average yield of 44 basis points to 6.67% for the six months ended September 30, 2006.

Interest income on mortgage-backed securities increased by $502,000, or 51.3%, during the six months ended September 30, 2006, compared to the same period in 2005, due primarily to an increase of 138 basis points in the weighted-average yield to 4.88% in the 2006 period as compared to 3.50% for the comparable 2005 period. The slowdown of prepayments caused premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities. In addition to the increased weighted-average rate, the average balance increased by $4.7 million, or 8.5% over the six months ended September 30, 2006 compared to the same period in 2005.

Interest income on investment securities decreased by $78,000, or 5.1%, during the six-months ended September 30, 2006, compared to the same period in 2005, reflecting a decrease in the average balance of $8.0 million, or 10.4%, to $69.4 million from $77.4 million during the comparable 2005 period, offset by an increase in the weighted-average yield to 4.19% from 3.96% for the six month period in 2005.

Interest income on interest-bearing deposits decreased by $40,000, or 16.5%, for the six months ended September 30, 2006, compared to the same period in 2005, due primarily to a decrease in the average balance outstanding of $5.9 million, or 36.2%, offset by an increase in the weighted-average yield of 91 basis points to 3.87% for the 2006 period from 2.96% for the six months ended September 30, 2005.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2006 and 2005 (continued)

Interest Expense

Interest expense totaled $5.3 million for the six months ended September 30, 2006, an increase of $1.4 million, or 37.1%, over the six months ended September 30, 2005. The increase resulted from a 74 basis point increase in the weighted-average cost of funds to 2.93% for the 2006 period, coupled with an increase in the average balance of deposits and borrowings outstanding of $10.0 million, or 2.9%, to $360.7 million for the six-month period ended September 30, 2006.

Interest expense on deposits totaled $4.6 million for the six months ended September 30, 2006, an increase of $1.3 million, or 38.9%, compared to the six months ended September 30, 2005, as a result of a 73 basis point increase in the weighted-average cost of deposits to 2.80% for the 2006 period, coupled with an increase in the average balance outstanding of $9.2 million, or 2.8%, to $332.6 million for the 2006 period.

Interest expense on borrowings totaled $628,000 for the six months ended September 30, 2006, an increase of $126,000, or 25.1%, over the 2005 period, primarily due to an increase in the weighted-average yield of 78 basis points to 4.47% for the six months ended September 30, 2006, coupled with an increase in the average balance outstanding of $844,000, or 3.1%.

Net Interest Income

Net interest income totaled $5.7 million for the six months ended September 30, 2006, an increase of $106,000, or 1.9%, over the six month period ended September 30, 2005. The average interest rate spread decreased to 2.92% for the six months ended September 30, 2006 from 3.00% for the six months ended September 30, 2005. The net interest margin decreased to 3.05% for the six months ended September 30, 2006 from 3.08% for the six months ended September 30, 2005.

Provision for Losses on Loans

Management recorded a $60,000 provision for losses on loans for the six-month period ended September 30, 2006. The Company did not record any provision for losses on loans for the six month period ended September 30, 2005. This increase was primarily due to the shift in the composition of the loan portfolio discussed above. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2006.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, gain on sale of loans, service fees and charges on deposit accounts increased by $3,000, or 0.4%, for the six months ended September 30, 2006, as compared with the six months ending September 30, 2005. Gain on sale of loans was down $69,000 due to management’s decision to retain mortgage loans originated in the portfolio instead of selling them into the secondary market. The decrease in cash surrender value of life insurance of $15,000, or 12.0%, was due to a decrease in the average balance on these policies. These decreases were offset by an increase of $87,000, or 13.2%, in service fees, charges and other operating income which was mainly comprised of general depositor service charges and an increase in trust income.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2006 and 2005 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $246,000, or 4.7%, to $5.0 million for the six months ended September 30, 2006 compared to the six months ended September 30, 2005. Employee compensation and benefits expense decreased by $266,000, or 8.5%, due primarily to management’s successful efforts to reduce the number of full time equivalent employees from 128 at September 30, 2005 to 114 at September 30, 2006. The majority of this reduction occurred through attrition. Additionally, during the six-month period ended September 30, 2006, management undertook an initiative to enhance the Bank’s sales culture at the branch manager level. In connection with this initiative several employees left the Bank and the Bank incurred approximately $84,000 in severance costs. Franchise taxes were reduced by $63,000, or 24.1%, due primarily to the effects of the treasury stock repurchase programs from prior years. These decreases were offset by an increase of $51,000, or 5.2%, in other operating expense mainly due to an increase in internet banking expenses, and a $34,000, or 3.8%, increase in occupancy and equipment expense which was due primarily to data processing expenses needed to facilitate growth in internet banking, the implementation of check imaging technology and increased building maintenance, insurance and taxes at our branches.

Federal Income Taxes

Federal income tax expense was $432,000 for the six months ended September 30, 2006, an increase of $125,000, or 40.7%, compared to the same period in 2005, primarily due to the $295,000, or 24.3%, increase in earnings before taxes. The difference in the effective tax rate from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2006 and 2005

General

Net earnings totaled $484,000 for the quarter ended September 30, 2006, an increase of $17,000, or 3.6%, compared to the net earnings of $467,000 for the quarter ended September 30, 2005. The increase in net earnings was primarily attributable to a decrease in general, administrative and other expense of $114,000, or 4.3%, offset by a decrease in net interest income after provision for losses on loans of $46,000, or 1.6%, an increase in federal income taxes of $36,000, or 22.6% and a decrease in other operating income of $15,000, or 3.4%.

Interest Income

Interest income increased by $780,000, or 16.3%, to $5.6 million for the three months ended September 30, 2006, compared to the same period in 2005. This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.91% for the 2006 period from 5.26% for the three-month period ended September 30, 2005. The increase in yield was primarily due to the Federal Reserve raising the prime rate by 2.0% over the past year and the corresponding impact on the Company’s interest-earning assets, particularly investment securities and interest-bearing deposits.

Interest income on loans increased by $544,000, or 15.8%, for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to an increase in the average balance of loans outstanding period to period of $18.0 million, or 8.2%, to $236.6 million for the 2006 period, coupled with an increase in the weighted-average yield of 45 basis points to 6.74%.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2006 and 2005 (continued)

Interest Income (continued)

Interest income on mortgage-backed securities increased by $315,000, or 67.5%, during the three months ended September 30, 2006, compared to the same period in 2005, due primarily to an increase of 146 basis points in the weighted-average yield to 4.97% for the 2006 period as compared to 3.51% for the comparable 2005 period. The slowdown of prepayments caused premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities. In addition to the increased weighted-average rate, the average balance outstanding increased by $9.6 million, or 18.1%.

Interest income on investment securities decreased by $62,000, or 8.0%, during the three months ended September 30, 2006, compared to the same period in 2005, reflecting a decrease in the average balance outstanding of $10.3 million, or 13.2%, to $67.8 million in the 2006 period from $78.1 million during the comparable 2005 period, offset by an increase in the weighted-average yield of 23 basis points to 4.20%.

Interest income on interest-bearing deposits decreased by $17,000, or 14.7%, for the three months ended September 30, 2006, due primarily to a decrease in the average balance outstanding of $4.9 million, or 32.3%, offset by an increase in the weighted-average yield of 80 basis points to 3.88% from 3.08% for the quarter ended September 30, 2005.

Interest Expense

Interest expense totaled $2.8 million for the three months ended September 30, 2006, an increase of $796,000, or 40.5%, compared to the three months ended September 30, 2005. The increase resulted from an 82 basis point increase in the average cost of funds to 3.06% for the 2006 period, coupled with an increase in the average balance of deposits and borrowings outstanding of $11.1 million, or 3.2%, to $361.6 million for the three-month period ended September 30, 2006.

Interest expense on deposits totaled $2.4 million for the three months ended September 30, 2006, an increase of $689,000, or 39.9%, compared to the three months ended September 30, 2005, as a result of an increase in the weighted-average cost of deposits of 80 basis points to 2.92% for the 2006 period, coupled with an increase in the average balance outstanding of $6.0 million, or 1.8%, to $331.4 million for the 2006 period.

Interest expense on borrowings totaled $345,000 for the three months ended September 30, 2006, an increase of $107,000, or 45.0%, over the 2005 period, primarily due to an increase in the weighted-average yield of 78 basis points to 4.58% for the three months ended September 30, 2006, and an increase in the average balance outstanding of $5.1 million, or 20.3%.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended September 30, 2006, a decrease of $16,000, or 0.6%, from the three month period ended September 30, 2005. The average interest rate spread decreased to 2.85% for the three months ended September 30, 2006 from 3.02% for the three months ended September 30, 2005. The net interest margin decreased to 2.98% for the three months ended September 30, 2006 from 3.10% for the three months ended September 30, 2005. The interest rate spread decrease was primarily a result of the Bank’s cost of funds increasing at a higher rate, due to competition for deposits in our local market area and changes in consumer preferences toward higher yielding certificates of deposit, than the loan portfolio’s adjustable rates repricing upward and higher yielding new loans being added.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2006 and 2005 (continued)

Provision for Losses on Loans

Management recorded a $30,000 provision for losses on loans for the three-month period ended September 30, 2006. The Company did not record any provision for losses on loans for the three month period ending September 30, 2005. This increase was primarily due to the shift in the composition of the loan portfolio discussed above. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2006.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, gain on sale of loans, service fees, and charges on deposit accounts decreased by $15,000, or 3.4%, for the three months ended September 30, 2006 as compared with the quarter ended September 30, 2005. Gain on sale of loans was down $44,000 due to management’s decision to retain mortgage loans originated in the portfolio instead of selling them in the secondary market. The cash surrender value of life insurance decreased by $8,000, or 12.7%, due to a decrease in average balance on these policies. These decreases were offset by an increase of $37,000, or 10.9%, in service fees, charges and other operating income, which was mainly comprised of general depositor service charges coupled with an increase in trust income.

General, Administrative and Other Expense

General, administrative and other expense decreased by $114,000, or 4.3%, to $2.5 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Employee compensation and benefits expense decreased by $95,000, or 6.2%, mainly due to management’s successful efforts to reduce the number of full time equivalent employees from 128 at September 30, 2005 to 114 at September 30, 2006. The majority of this reduction occurred through attrition. Additionally, during the three-month period ended September 30, 2006, management undertook an initiative to enhance the Bank’s sales culture at the branch manager level. In connection with this initiative several employees left the Bank and the Bank incurred approximately $84,000 in severance costs. Franchise taxes were reduced by $52,000, or 39.4%, as a result of the treasury stock repurchase programs from prior years. These decrease were offset by an increase of $33,000, or 6.8%, in other operating expense due primarily to data processing expenses needed to facilitate growth in internet banking, the implementation of check imaging technology and increased building maintenance, insurance and taxes at our branches.

Federal Income Taxes

Federal income tax expense was $195,000 for the three months ended September 30, 2006, an increase of $36,000, or 22.6%, compared to the same period in 2005, primarily due to the $53,000, or 8.5%, increase in earnings before taxes. The difference in the effective tax rate from the 34% statutory rate is mainly due to the beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking Statements

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions. These forward-looking statements include: statements of goals, intentions and expectations, statements regarding prospects and business strategy, statements regarding asset quality and market risk, and estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments, and (9) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2006.

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

Index

Wayne Savings Bancshares, Inc.

PART II

ITEM 1.         Legal Proceedings

Not applicable

ITEM 1A.  Risk Factors

Not applicable

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2006.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

July 1-31, 2006	-	$-	-	140,105
August 1-31, 2006	39,500	$15.14	39,500	100,605
September 1-30, 2006	16,000	$14.86	16,000	84,605

Notes to the Table:

On June 6, 2005, the Company announced the completion of the repurchase program and the authorization by the Board of Directors of a new program for the repurchase of 352,433 shares, or 10% of the Company’s outstanding shares.

ITEM 3.          Defaults Upon Senior Securities

Not applicable

ITEM 4.          Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 27, 2006. Two matters were presented to the shareholders for a vote: The stockholders elected two directors for terms expiring in 2009 by the following votes:

	For	Withheld

Kenneth R. Lehman	2,329,236	197,721
James C. Morgan	2,329,440	197,516

The following directors terms continued after the meeting: Phillip E. Becker, Daniel R. Buehler, Terry A. Gardner, Russell L. Harpster and Frederick J. Krum.

The stockholders ratified the selection of Grant Thornton LLP as the Company’s auditors for the fiscal year ending March 31, 2007, by the following vote:

For: 2,485,350	Against: 27,593	Abstain: 14,013

Index

Wayne Savings Bancshares, Inc.

PART II (CONTINUED)

ITEM 5.                  Other Information

Not applicable

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

Date: November 7, 2006	By:	/s/ Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer

Index