Form 10-Q
period 2006-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2007-02-09
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              December 31, 2006

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
Yes ☐               No  ☒

As of February 8, 2007, the latest practicable date, 3,194,109 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	December 31,	March 31,
ASSETS	2006	2006
	(Unaudited)

Cash and due from banks	$2,389	$2,952
Federal funds sold	10,000	-
Interest-bearing deposits in other financial institutions	8,501	11,171
Cash and cash equivalents	20,890	14,123

Investment securities available for sale - at market	58,127	67,505
Investment securities held to maturity - at amortized cost, approximate market value
of $622 and $5,796 as of December 31, 2006 and March 31, 2006, respectively	602	5,802
Mortgage-backed securities available for sale - at market	62,483	53,932
Mortgage-backed securities held to maturity - at cost, approximate market value of
$1,302 and $1,805 as of December 31, 2006 and March 31, 2006, respectively	1,293	1,799
Loans receivable - net	240,751	235,312
Office premises and equipment - net	8,263	8,557
Real estate acquired through foreclosure	-	156
Federal Home Loan Bank stock - at cost	4,829	4,623
Cash surrender value of life insurance	5,978	5,811
Accrued interest receivable on loans	1,184	1,075
Accrued interest receivable on mortgage-backed securities	288	250
Accrued interest receivable on investments and interest-bearing deposits	464	700
Prepaid expenses and other assets	1,152	1,526
Goodwill and other intangible assets	2,428	2,508
Prepaid federal income taxes	228	-

Total assets	$408,960	$403,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$335,425	$332,570
Advances from the Federal Home Loan Bank	34,500	32,750
Advances by borrowers for taxes and insurance	1,000	521
Accrued interest payable	354	263
Accounts payable on mortgage loans serviced for others	291	225
Other liabilities	1,082	1,118
Accrued federal income taxes	-	51
Deferred federal income taxes	1,026	665
Total liabilities	373,678	368,163

Commitments	-	-

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized; none issued)	-	-
Common stock (9,000,000 shares of $.10 par value authorized; 3,978,731 and 3,934,874
shares issued at December 31, 2006 and March 31, 2006, respectively)	398	393
Additional paid-in capital	36,249	35,604
Retained earnings - substantially restricted	11,844	11,394
Less required contributions for shares acquired by Employee Stock Ownership Plan	(1,178)	(1,239)
Less 729,622 and 595,322 shares of treasury stock at December 31, 2006 and
March 31, 2006, respectively - at cost	(11,618)	(9,625)
Accumulated other comprehensive loss - unrealized losses on securities designated
as available for sale, net of tax effects	(413)	(1,011)
Total stockholders’ equity	35,282	35,516

Total liabilities and stockholders’ equity	$408,960	$403,679

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Nine months		Three months
	ended		ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)
Interest income
Loans	$11,924	$10,351	$4,048	$3,626
Mortgage-backed securities	2,327	1,462	846	483
Investment securities	2,082	2,296	627	763
Interest-bearing deposits and other	360	351	158	109
Total interest income	16,693	14,460	5,679	4,981

Interest expense
Deposits	7,194	5,201	2,545	1,855
Borrowings	1,038	764	410	262
Total interest expense	8,232	5,965	2,955	2,117

Net interest income	8,461	8,495	2,724	2,864
Provision for losses on loans	70	-	10	-
Net interest income after provision for losses on loans	8,391	8,495	2,714	2,864

Other income
Gain (loss) on sale of loans	-	68	-	(1)
Proceeds due from bank-owned life insurance policy	-	63	-	63
Increase in cash surrender value of life insurance	167	184	57	59
Service fees, charges and other operating	1,123	1,006	376	346
Total other income	1,290	1,321	433	467

General, administrative and other expense
Employee compensation and benefits	4,179	5,070	1,332	1,957
Occupancy and equipment	1,438	1,410	503	509
Federal deposit insurance premiums	31	33	11	11
Franchise taxes	177	394	(21)	133
Other operating	1,555	1,550	530	576
Total general, administrative and other expense	7,380	8,457	2,355	3,186

Earnings before income taxes (credits)	2,301	1,359	792	145

Federal incomes taxes (credits)
Current	608	82	310	(147)
Deferred	53	199	(81)	121
Total federal income taxes (credits)	661	281	229	(26)

NET EARNINGS	$1,640	$1,078	$563	$171
EARNINGS PER SHARE
Basic	$0.51	$0.32	$0.18	$0.05
Diluted	$0.51	$0.32	$0.18	$0.05

DIVIDENDS PER SHARE	$0.36	$0.36	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Nine months		Three months
	ended		ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)

Net earnings	$1,640	$1,078	$563	$171

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $308, $(22), $83 and $(233) during the
respective periods	598	(42)	162	(452)

Comprehensive income (loss)	$2,238	$1,036	$725	$(281)

Accumulated comprehensive loss	$(413)	$(834)	$(413)	$(834)

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31,
(In thousands)

	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net earnings for the period	$1,640	$1,078
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities - net	(66)	384
Amortization of deferred loan origination fees	(39)	(110)
Depreciation and amortization	528	504
Amortization of expense related to ESOP	109	153
Gain on sale of loans	-	(17)
Proceeds due from bank-owned life insurance policy	-	(63)
Proceeds from sale of loans in the secondary market	-	5,763
Loans originated for sale in the secondary market	-	(5,749)
Provision for losses on loans	70	-
Federal Home Loan Bank stock dividends	(206)	(173)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(109)	(420)
Accrued interest receivable on mortgage-backed securities	(38)	152
Accrued interest receivable on investments and interest-bearing deposits	236	199
Prepaid expenses and other assets	374	274
Amortization of expense related to intangibles	80	80
Accrued interest payable	91	(38)
Accounts payable on mortgage loans serviced for others	66	136
Other liabilities	(36)	(21)
Federal income taxes
Current	(279)	170
Deferred	53	199
Net cash provided by operating activities	2,474	2,501

Cash flows provided by (used in) investing activities:
Purchase of investment securities designated as available for sale	(1,101)	(7,344)
Purchase of investment securities designated as held to maturity	-	(50)
Proceeds from maturity of investment securities designated as held to maturity	2,708	1,168
Proceeds from sale of investment securities designated as held to maturity	2,512	-
Proceeds from maturity of investment securities designated as available for sale	11,091	4,135
Purchase of mortgage-backed securities designated as available for sale	(15,584)	(16,215)
Principal repayments on mortgage-backed securities designated as held to maturity	500	698
Principal repayments and sales of mortgage-backed securities designated as available for sale	7,380	21,900
Loan principal repayments	38,643	24,082
Loan disbursements	(44,114)	(40,228)
Purchase of office premises and equipment - net	(234)	(246)
Proceeds from sale of real estate acquired through foreclosure	156	163
Increase in cash surrender value of life insurance	(167)	(184)
Net cash provided by (used in) investing activities	1,790	(12,121)

Net cash provided by (used in) operating and investing activities
(balance carried forward)	4,264	(9,620)

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended December 31,
(In thousands)

	2006	2005
	(Unaudited)

Net cash provided by (used in) operating and investing activities
(balance brought forward)	$4,264	$(9,620)

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	2,855	8,282
Proceeds from Federal Home Loan Bank advances	78,400	37,150
Repayments of Federal Home Loan Bank advances	(76,650)	(46,650)
Advances by borrowers for taxes and insurance	479	292
Dividends paid on common stock	(1,190)	(1,216)
Proceeds from exercise of stock options	602	367
Tax benefits from exercise of stock options	-	27
Purchase of treasury shares	(1,993)	(5,025)
Net cash provided by (used in) financing activities	2,503	(6,773)

Net increase (decrease) in cash and cash equivalents	6,767	(16,393)

Cash and cash equivalents at beginning of period	14,123	29,942

Cash and cash equivalents at end of period	$20,890	$13,549

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$830	$325

Interest on deposits and borrowings	$8,141	$6,003

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$-	$184

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$598	$(42)

Recognition of mortgage servicing rights in accordance
with SFAS No. 140	$-	$51

Dividends payable	$390	$401

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three month periods ended December 31, 2006 and 2005

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the nine and three months ended December 31, 2006 and 2005 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the nine and three month periods ended December 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the nine and three month periods ended December 31, 2006 and 2005

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

	For the nine months ended		For the three months ended
	December 31,		December 31,
	2006	2005	2006	2005

Weighted-average common shares
outstanding (basic)	3,209,885	3,320,492	3,239,078	3,231,757
Dilutive effect of assumed exercise
of stock options	7,315	17,747	5,010	9,778
Weighted-average common shares
outstanding (diluted)	3,217,200	3,338,239	3,244,088	3,241,535

All outstanding options were included in the diluted earnings per share calculation for the three and nine month periods ended December 31, 2006 and 2005.

4.	Stock Option Plan

The Company maintains a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with no options outstanding at December 31, 2006. In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. As of December 31, 2006, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

In the fourth quarter of fiscal 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. There were no options granted during each of the nine months ended December 31, 2006 and 2005.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three month periods ended December 31, 2006 and 2005

4.	Stock Option Plan (continued)

A summary of the status of the Company’s stock option plans as of and for the years ended March 31, 2006 and 2005, and the nine months ended December 31, 2006 is presented below:

	Nine months ended		Year ended
	December 31,		March 31,
	2006		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of period	179,148	$13.92	214,204	$13.84	214,204	$13.84
Granted	-	-	-	-	163,265	13.95
Exercised	(60,924)	13.85	(27,556)	13.32	-	-
Forfeited	(4,000)	13.95	(7,500)	13.95	(163,265)	13.95

Outstanding at end of period	114,224	$13.95	179,148	$13.92	214,204	$13.84

Options exercisable at period-end	114,224	$13.95	179,148	$13.92	214,204	$13.84

Fair value of options granted		$-		$-		$4.07

The following information applies to options outstanding at December 31, 2006:

Number outstanding	114,224
Exercise price on all remaining options outstanding	13.95
Weighted-average remaining contractual life	7.25 years

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

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three month periods ended December 31, 2006 and 2005

5.	Recent Accounting Developments (continued)

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or April 1, 2007 as to the Company. Management is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Company’s consolidated statements of financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires recognition of the funded status of postretirement benefit plans in the consolidated statement of financial condition. An employer must recognize an asset or liability in its statement of financial condition for the difference between the fair value of the plan assets and the projected benefit obligations. Changes in the plan’s funded status must be recognized, in the year of change, in comprehensive income.

Additionally, SFAS No. 158 will require entities to measure the funded status of the plan as of the date of the year-end statement of financial condition, with a few exceptions.

The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 31, 2006, or March 31, 2007, as to the Company. SFAS No. 158 is to be applied as of the end of the year adopted. Retrospective application is prohibited.

The provisions that may require an entity to change the plan measurement date are effective for fiscal years ending after December 31, 2008, or March 31, 2009, as to the Company.

Management is currently evaluating the requirements of SFAS No. 158 but does not expect it to have a material effect on its consolidated statements of financial condition or results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three month periods ended December 31, 2006 and 2005

5.	Recent Accounting Developments (continued)

SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB No. 108 allows a registrant to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of its fiscal year (April 1, 2006, as to the Company) with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB No. 108 but does not expect it to have a material adverse effect on the Company’s consolidated statements of financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or April 1, 2007 as to the Company. Management is currently evaluating the requirements of FIN 48 but does not expect it to have a material adverse effect on the Company’s consolidated statements of financial position or results of operations.

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

	For the nine months ended December 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$236,917	$11,924	6.71%	$219,668	$10,351	6.28%
Mortgage-backed
securities[2]	62,637	2,327	4.95	54,229	1,462	3.59
Investment securities	66,724	2,082	4.16	76,906	2,296	3.98
Interest-bearing deposits[3]	11,705	360	4.10	15,001	351	3.12
Total interest-
earning assets	377,983	16,693	5.89	365,804	14,460	5.27
Non-interest-earning assets	22,781			25,103

Total assets	$400,764			$390,907

Interest-bearing liabilities:
Deposits	$331,637	7,194	2.89	$324,300	5,201	2.14
Borrowings	30,247	1,038	4.58	27,340	764	3.73
Total interest-
bearing liabilities	361,884	8,232	3.03	351,640	5,965	2.26
Non-interest bearing
liabilities	3,221			1,662
Total liabilities	365,105			353,302
Stockholders’ equity	35,659			37,605
Total liabilities and
stockholders’ equity	$400,764			$390,907
Net interest income		$8,461			$8,495
Interest rate spread[4]			2.86%			3.01%
Net yield on interest-
earning assets[5]			2.98%			3.10%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.45%			104.03%
_______________________________________________________
[1]	Includes non-accrual loan balances.
[2]	Includes mortgage-backed securities designated as available for sale.
[3]	Includes federal funds sold and interest-bearing deposits in other financial institutions.
[4]	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet - (continued)

	For the three months ended December 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$238,683	$4,048	6.78%	$227,198	$3,626	6.38%
Mortgage-backed
securities[2]	66,485	846	5.09	50,747	483	3.81
Investment securities	61,419	627	4.08	75,893	763	4.02
Interest-bearing deposits[3]	14,261	158	4.43	12,333	109	3.54
Total interest-
earning assets	380,848	5,679	5.96	366,171	4,981	5.44
Non-interest-earning assets	22,782			24,973

Total assets	$403,630			$391,144

Interest-bearing liabilities:
Deposits	$329,691	2,545	3.09	$326,088	1,855	2.28
Borrowings	34,586	410	4.74	27,551	262	3.80
Total interest-
bearing liabilities	364,277	2,955	3.24	353,639	2,117	2.39
Non-interest bearing
Liabilities	3,838			1,603
Total liabilities	368,115			355,242
Stockholders’ equity	35,515			35,902
Total liabilities and
stockholders’ equity	$403,630			$391,144
Net interest income		$2,724			$2,864
Interest rate spread[4]			2.72%			3.05%
Net yield on interest-
earning assets[5]			2.86%			3.13%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.55%			103.54%

____________________________________________________

[1]	Includes non-accrual loan balances.
[2]	Includes mortgage-backed securities designated as available for sale.
[3]	Includes federal funds sold and interest-bearing deposits in other financial institutions.
[4]	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to December 31, 2006

At December 31, 2006, the Company had total assets of $409.0 million, an increase of $5.3 million, or 1.3%, from March 31, 2006 levels.

Liquid assets, consisting of cash, federal funds sold, interest-bearing deposits and investment securities, decreased by $7.8 million, or 8.9%, to $79.6 million at December 31, 2006, due primarily to sales and maturities of investment securities totaling $16.3 million. In addition to maturities of available for sale investment securities totaling $11.1 million, investment securities held to maturity decreased $5.2 million due to the maturity of a $2.5 million corporate bond, coupled with management’s decision to sell another $2.5 million corporate bond due to deterioration of the credit rating to sub-investment level. Additionally, the interest-bearing deposits in other financial institutions decreased $2.7 million.

Mortgage-backed securities increased by $8.0 million, or 14.4%, during the nine months ended December 31, 2006. Due to a decline in loan demand, management elected to use proceeds from sales and maturities of investment securities to fund purchases of mortgage-backed securities, totaling $15.6 million during the period. In addition, the market value of the mortgage-backed securities portfolio increased by $0.3 million. Such purchases and the market value increase were partially offset by principal repayments totaling $7.9 million.

At December 31, 2006 loans receivable increased by $5.4 million, or 2.3%, compared to March 31, 2006, as the Bank originated and retained $44.1 million of loans and received payments of $38.6 million. Rather than reinvest funds from repayments on loans in long-term, fixed-rate residential loans, the lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans. The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective. The composition of the loan portfolio has changed during the nine months ended December 31, 2006, due to a net decrease of $5.4 million in residential and construction mortgage loans, offset by increases in nonresidential real estate loans of $8.1 million and a net increase in commercial loans of $2.6 million in connection with the Bank’s increased emphasis on commercial lending.

	December 31, 2006		March 31, 2006
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$145,107	59.33%	$149,134	62.40%
Residential construction loans	3,306	1.35	4,675	1.96
Multi-family residential	7,652	3.13	7,930	3.32
Non-residential real estate/land(2)	58,911	24.09	50,778	21.25
Total mortgage loans	214,976	87.90	212,517	88.93
Other loans:
Consumer loans(3)	5,435	2.22	4,901	2.05
Commercial business loans	24,153	9.88	21,550	9.02
Total other loans	29,588	12.10	26,451	11.07
Total loans before net items	244,564	100.00%	238,968	100.00%
Less:
Loans in process	1,892		1,729
Deferred loan origination fees	431		443
Allowance for loan losses	1,490		1,484
Total loans receivable, net	$240,751		$235,312
Mortgage-backed securities, net(4)	$63,776		$55,731
____________________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $19.9 million and $20.9 million as of December 31, 2006 and March 31, 2006, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $197,000 and $674,000 as of December 31, 2006 and March 31, 2006, respectively.
(3)	Includes second mortgage loans of $449,000 and $783,000 as of December 31, 2006 and March 31, 2006, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to December 31, 2006 (continued)

Non-performing loans amounted to $815,000 at December 31, 2006, compared with $772,000 in non-performing loans at March 31, 2006. Such loans consisted, on both dates, of primarily residential mortgage loans. Historically, the Company generally has not recognized significant losses on non-performing loans secured by residential mortgages. The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of December 31, 2006 and March 31, 2006.

	December 31,	March 31,
	2006	2006
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$374	$553
Nonresidential	-	-
Land	-	-
Non-mortgage loans:
Commercial business loans	59	72
Consumer loans	8	1
	$441	$626

Non-performing loans:
Mortgage loans:
One- to four-family residential	815	725
All other mortgage loans	-	-
Non-mortgage loans:
Commercial business loans	-	47
Consumer	-	-
Total non-performing loans	815	772
Total real estate acquired through foreclosure	-	156
Total non-performing assets	$815	$928

Total non-performing loans to net
loans receivable	0.34%	0.33%
Total non-performing loans to total assets	0.20%	0.19%
Total non-performing assets to total assets	0.20%	0.23%

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to December 31, 2006 (continued)

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the nine months ended	For the year ended
	December 31, 2006	March 31, 2006
	(Dollars in thousands)

Loans receivable, net	$240,751	$235,312
Average loans receivable, net	$236,917	$222,944
Allowance balance (at beginning of period)	$1,484	$1,374
Charge-offs:
Mortgage loans:
One- to four-family	(46)	(73)
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	(15)	-
Other loans:
Consumer	(21)	(75)
Commercial	-	(10)
Gross charge-offs	(82)	(158)
Recoveries:
Mortgage loans:
One- to four-family	1	14
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	-
Other loans:
Consumer	17	35
Commercial	-	8
Gross recoveries	18	57
Net charge-offs	(64)	(101)
Provision charged to operations	70	211
Allowance for loans losses balance (at end
of period)	$1,490	$1,484
Allowance for loan losses as a percent of loans
receivable, net at end of period	0.62%	0.63%
Net loans charged off as a percent of average
loans receivable, net	0.03%	0.05%
Ratio of allowance for loan losses to non-
performing loans at end of period	182.82%	192.23%

Deposits totaled $335.4 million at December 31, 2006, an increase of $2.9 million, or 0.9%, from $332.6 million at March 31, 2006. Savings deposits decreased by $9.1 million offset by an increase in money market deposits of $3.5 million and an increase in certificates of deposit of $9.5 million.

Borrowings totaled $34.5 million at December 31, 2006 as compared with $32.8 million at March 31, 2006. The Company increased its borrowings and restructured short-term variable-rate borrowings into lower cost fixed-rate borrowings during the December 31, 2006 nine month period.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2006 to December 31, 2006 (continued)

Stockholders’ equity decreased by $234,000, or 0.7%, during the nine months ended December 31, 2006, due primarily to the purchase of treasury stock of $2.0 million and dividends paid of $1.2 million, which were partially offset by net earnings of $1.6 million, a decrease in unrealized losses on available for sale securities of $598,000 and proceeds from stock options exercised of $602,000.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2006 and 2005

General

Net earnings totaled $1.6 million for the nine months ended December 31, 2006, an increase of $562,000, or 52.1%, compared to net earnings of $1.1 million for the nine months ended December 31, 2005. The increase in net earnings was primarily attributable to a decrease in general, administrative and other expense of $1.1 million, or 12.7%, partially offset by an increase in federal income taxes of $380,000, or 135.2% and an increase in provision for loan losses of $70,000.

Interest Income

Interest income increased by $2.2 million, or 15.4%, to $16.7 million for the nine months ended December 31, 2006, compared to the same period in 2005. This increase was due primarily to an increase in the weighted-average yield on interest-earning assets to 5.89% from 5.27% for the nine-month period ended December 31, 2005. Additionally, the average balance of interest-earning assets outstanding increased by $12.2 million to $378.0 million for the nine months ended December 31, 2006, from $365.8 million for the comparable period ended December 31, 2005. The yield increase was primarily due to an increase in the prime rate over the past year and the corresponding impact on the Company’s interest-earning assets, particularly investment securities and interest-bearing deposits.

Interest income on loans increased by $1.6 million, or 15.2%, for the nine months ended December 31, 2006, compared to the same period in 2005, due primarily an increase in the average balance of loans outstanding period to period of $17.2 million, or 7.9%, to $236.9 million for the 2006 period, coupled with an increase in the weighted-average yield of 43 basis points to 6.71% for the nine months ended December 31, 2006.

Interest income on mortgage-backed securities increased by $865,000, or 59.2%, during the nine months ended December 31, 2006, compared to the same period in 2005, due primarily to an increase of 136 basis points in the weighted-average yield, to 4.95% in the 2006 period as compared to 3.59% for the comparable 2005 period. The slowdown of prepayments caused premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities. In addition to the increased weighted-average rate, the average balance increased by $8.4 million, or 15.5% over the nine months ended December 31, 2006 compared to the same period in 2005.

Interest income on investment securities decreased by $214,000, or 9.3%, during the nine-months ended December 31, 2006, compared to the same period in 2005, reflecting a decrease in the average balance of $10.2 million, or 13.2%, to $66.7 million from $76.9 million during the comparable 2005 period, offset by an increase in the weighted-average yield to 4.16% from 3.98% for the nine month period in 2005.

Interest income on interest-bearing deposits increased by $9,000, or 2.6%, for the nine months ended December 31, 2006, compared to the same period in 2005, due primarily to an increase in the weighted-average yield of 98 basis points, to 4.10% for the 2006 period from 3.12% for the nine months ended December 31, 2005, offset by a decrease in the average balance outstanding of $3.3 million, or 22.0%.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2006 and 2005 (continued)

Interest Expense

Interest expense totaled $8.2 million for the nine months ended December 31, 2006, an increase of $2.3 million, or 38.0%, over the nine months ended December 31, 2005. The increase resulted from a 77 basis point increase in the weighted-average cost of funds to 3.03% for the 2006 period, coupled with an increase in the average balance of deposits and borrowings outstanding of $10.2 million, or 2.9%, to $361.9 million for the nine-month period ended December 31, 2006.

Interest expense on deposits totaled $7.2 million for the nine months ended December 31, 2006, an increase of $2.0 million, or 38.3%, compared to the nine months ended December 31, 2005, as a result of a 75 basis point increase in the weighted-average cost of deposits to 2.89% for the 2006 period, coupled with an increase in the average balance outstanding of $7.3 million, or 2.3%, to $331.6 million for the 2006 period.

Interest expense on borrowings totaled $1.0 for the nine months ended December 31, 2006, an increase of $274,000, or 35.9%, over the 2005 period, primarily due to an increase in the weighted-average yield of 85 basis points, to 4.58% for the nine months ended December 31, 2006, coupled with an increase in the average balance outstanding of $2.9 million, or 10.6%.

Net Interest Income

Net interest income totaled $8.5 million for the nine months ended December 31, 2006, a decrease of $34,000, or 0.4%, compared to the nine month period ended December 31, 2005. The average interest rate spread decreased to 2.86% for the nine months ended December 31, 2006 from 3.01% for the nine months ended December 31, 2005. The net interest margin decreased to 2.98% for the nine months ended December 31, 2006 from 3.10% for the nine months ended December 31, 2005.

Provision for Losses on Loans

Management recorded a $70,000 provision for losses on loans for the nine-month period ended December 31, 2006. The Company did not record a provision for losses on loans for the nine month period ended December 31, 2005. This increase was primarily due to the shift in the composition of the loan portfolio discussed above. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2006.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, gain on sale of loans, service fees and charges on deposit accounts decreased by $31,000, or 2.3%, for the nine months ended December 31, 2006, as compared with the nine months ending December 31, 2005. Gain on sale of loans decreased by $68,000 due to management’s decision to retain mortgage loans originated in the portfolio instead of selling them into the secondary market. The decrease in income on the cash surrender value of life insurance of $80,000, or 32.4%, was due primarily to the $63,000 benefit received from the bank owned life insurance policy received in fiscal 2006 and a decrease in the average balance on these policies. These decreases were partially offset by an increase of $117,000, or 11.6%, in service fees, charges and other operating income, which was mainly comprised of an increase in trust income.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2006 and 2005 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $1.1 million, or 12.7%, to $7.4 million for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. Employee compensation and benefits expense decreased by $891,000, or 17.6%, due primarily to an unanticipated pension expense of $438,000 recognized during the nine months ended December 31, 2005, as a result of the death of Company’s former chairman and Chief Executive Officer and management’s successful efforts to reduce the number of full time equivalent employees from 126 at December 31, 2005 to 112 at December 31, 2006. The majority of this reduction occurred through attrition. Additionally, during the nine-month period ended December 31, 2006, management undertook an initiative to enhance the Bank’s sales culture at the branch manager level. In connection with this initiative several employees left the Bank. Franchise taxes were reduced by $217,000, or 55.1%, due primarily to a receivable from an amendment of a prior year return of $97,000 coupled with the effects of the treasury stock repurchase programs from prior years. These decreases were offset by an increase of $28,000, or 2.0%, in occupancy and equipment expense, which was due primarily to data processing expenses needed to facilitate growth in internet banking, the implementation of check imaging technology and increased building maintenance, insurance and taxes at the Company’s branches.

Federal Income Taxes

Federal income tax expense was $661,000 for the nine months ended December 31, 2006, an increase of $380,000, or 135.2%, compared to the same period in 2005, primarily due to the $942,000, or 69.3%, increase in earnings before taxes. The difference in the effective tax rate from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2006 and 2005

General

Net earnings totaled $563,000 for the quarter ended December 31, 2006, an increase of $392,000, or 229.2%, compared to net earnings of $171,000 for the quarter ended December 31, 2005. The increase in net earnings was primarily attributable to a decrease in general, administrative and other expense of $831,000, or 26.1%, offset by an increase in federal income taxes of $255,000 and a decrease of $140,000, or 4.9%, in net interest income.

Interest Income

Interest income increased by $698,000, or 14.0%, to $5.7 million for the three months ended December 31, 2006, compared to the same period in 2005. This increase was primarily due to an increase in the weighted-average yield on interest-earning assets to 5.96% for the 2006 period from 5.44% for the three-month period ended December 31, 2005. The increase in yield was primarily due to an increase in the prime rate over the past year and the corresponding impact on the Company’s interest-earning assets, particularly short-term investment securities and interest-bearing deposits.

Interest income on loans increased by $422,000, or 11.6%, for the three months ended December 31, 2006, compared to the same period in 2005, due primarily to an increase an increase in the weighted-average yield of 40 basis points to 6.78% coupled with an increase in the average balance of loans outstanding period to period of $11.5 million, or 5.1%, to $238.7 million for the 2006 period.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2006 and 2005 (continued)

Interest Income (continued)

Interest income on mortgage-backed securities increased by $363,000, or 75.2%, during the three months ended December 31, 2006, compared to the same period in 2005, due primarily to an increase of 128 basis points in the weighted-average yield, to 5.09% for the 2006 period as compared to 3.81% for the comparable 2005 period. The slowdown of prepayments caused premium amortization to decrease, resulting in an increase in interest income on mortgage-backed securities. In addition to the increased weighted-average rate, the average balance outstanding increased by $15.7 million, or 31.0%.

Interest income on investment securities decreased by $136,000, or 17.8%, during the three months ended December 31, 2006, compared to the same period in 2005, reflecting a decrease in the average balance outstanding of $14.5 million, or 19.1%, to $61.4 million in the 2006 period from $75.9 million during the comparable 2005 period, partially offset by an increase in the weighted-average yield of 6 basis points to 4.08%.

Interest income on interest-bearing deposits increased by $49,000, or 45.0%, for the three months ended December 31, 2006, due primarily to an increase in the weighted-average yield of 89 basis points to 4.43% from 3.54% for the quarter ended December 31, 2005, coupled with an increase in the average balance outstanding of $1.9 million, or 15.6%.

Interest Expense

Interest expense totaled $3.0 million for the three months ended December 31, 2006, an increase of $838,000, or 39.6%, compared to the three months ended December 31, 2005. The increase resulted from an 85 basis point increase in the average cost of funds to 3.24% for the 2006 period, coupled with an increase in the average balance of deposits and borrowings outstanding of $10.6 million, or 3.0%, to $364.3 million for the three-month period ended December 31, 2006.

Interest expense on deposits totaled $2.5 million for the three months ended December 31, 2006, an increase of $690,000, or 37.2%, compared to the three months ended December 31, 2005, as a result of an increase in the weighted-average cost of deposits of 81 basis points to 3.09% for the 2006 period, coupled with an increase in the average balance outstanding of $3.6 million, or 1.1%, to $329.7 million for the 2006 period.

Interest expense on borrowings totaled $410,000 for the three months ended December 31, 2006, an increase of $148,000, or 56.5%, over the 2005 period, primarily due to an increase in the average balance outstanding of $7.0 million, or 25.5%, coupled with an increase in the weighted-average cost of 94 basis points to 4.74% for the three months ended December 31, 2006.

Net Interest Income

Net interest income totaled $2.7 million for the three months ended December 31, 2006, a decrease of $140,000, or 4.9%, from the three month period ended December 31, 2005. The average interest rate spread decreased to 2.72% for the three months ended December 31, 2006 from 3.05% for the three months ended December 31, 2005. The net interest margin decreased to 2.86% for the three months ended December 31, 2006 from 3.13% for the three months ended December 31, 2005. The interest rate spread decrease was primarily a result of the Bank’s cost of funds increasing more rapidly than the yield on the Bank’s interest-earning assets, due primarily to the shorter-term nature of the Bank’s deposits, competition for deposits in the Bank’s local market area and consumer preference for higher yielding certificates of deposit.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2006 and 2005 (continued)

Provision for Losses on Loans

Management recorded a $10,000 provision for losses on loans for the three-month period ended December 31, 2006. The Company did not record a provision for losses on loans for the three month period ending December 31, 2005. This increase was primarily due to the shift in the composition of the loan portfolio discussed above. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2006.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, gain on sale of loans, service fees, and charges on deposit accounts decreased by $34,000, or 7.3%, for the three months ended December 31, 2006 as compared with the quarter ended December 31, 2005. The cash surrender value of life insurance decreased by $65,000, or 53.3%, mainly due to the benefit received from the bank owned life insurance policy in fiscal 2006. These decreases were offset by an increase of $30,000, or 8.7%, in service fees, charges and other operating income, which was mainly comprised of general depositor service charges coupled with an increase in trust income.

General, Administrative and Other Expense

General, administrative and other expense decreased by $831,000, or 26.1%, to $2.4 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Employee compensation and benefits expense decreased by $625,000, or 31.9%, due primarily to an unanticipated pension expense of $420,000 as a result of the death of Company’s former chairman and Chief Executive Officer in fiscal 2006, coupled with management’s successful efforts to reduce the number of full time equivalent employees from 126 at December 31, 2005 to 112 at December 31, 2006. The majority of this reduction occurred through attrition. Franchise taxes were reduced by $154,000, or 115.8%, as a result of a receivable created by an amendment of a prior year return of $97,000 in addition to the treasury stock repurchase programs from prior years. A decrease of $46,000, or 8.0%, in other operating expense was due primarily to a decrease in marketing and charitable contribution expenditures.

Federal Income Taxes

Federal income tax expense was $229,000 for the three months ended December 31, 2006, an increase of $255,000 compared to the same period in 2005, primarily due to the $647,000 increase in earnings before taxes. The difference in the effective tax rate from the 34% statutory rate is mainly due to the beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

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

Index

Wayne Savings Bancshares, Inc.

PART II

ITEM 1.	Legal Proceedings

Not applicable

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended December 31, 2006.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

October 1-31, 2006	-	$ -	-	84,602
November 1-30, 2006	40,000	$14.76	40,000	44,602
December 1-31, 2006	38,800	$14.61	38,800	5,802

Notes to the Table:

On June 6, 2005, the Company announced the completion of the repurchase program and the authorization by the Board of Directors of a new program for the repurchase of 352,433 shares, or 10% of the Company’s outstanding shares.

On December 28, 2006, the Company announced the near completion of the repurchase program announced June 6, 2005 and the authorization by the Board of Directors of a new program for the repurchase of 162,165 shares, or 5% of the Company’s outstanding shares.

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

Date:	February 8, 2007	By:	/s/ Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	February 8, 2007	By:	/s/ H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer