Form 10-K
period 2007-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2007-06-28
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(330) 264-5767
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:  Common Stock, par value $.10 per share
Securities Registered Pursuant to Section 12(g) of the Act:  None
 (Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐    NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of June 12, 2007, there were 3,194,109 issued and outstanding shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 8, 2007, as reported on the Nasdaq Global Market, was approximately $37.4 million.

Wayne Savings Bancshares, Inc.
Form 10-K
For the Year Ended March 31, 2007

Index

PART I

ITEM 1.    Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary holding company for Wayne Savings Community Bank (the “Bank”).  The only significant asset of the Company is its investment in the Bank.  At March 31, 2007, the Company had total assets of $405.7 million, total deposits of $333.5 million, and stockholders’ equity of $34.4 million.  On June 1, 2004, the Company acquired Stebbins Bancshares, Inc., and its national bank subsidiary, Stebbins National Bank of Creston, Ohio.  The acquisition of Stebbins National Bank increased the Bank’s branch network to eleven full-service locations.  The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

Wayne Savings Community Bank

 The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

 The Bank is a community-oriented savings institution offering traditional financial services to its local community.  The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices.  This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market.  The Bank’s principal business activities consist of originating one- to four-family residential real estate loans, multi-family residential, commercial and non-residential real estate loans.  The Bank also originates consumer loans, and to a lesser extent, construction loans.  The Bank also invests in mortgage-backed securities and currently maintains a significant portion of its assets in liquid investments, such as U.S. Government and agency securities, municipal securities, federal funds, and deposits in other financial institutions.

During the most recent five fiscal years, the Company has rebalanced the loan portfolio by placing an increased emphasis on nonresidential real estate and commercial business loans.  Nonresidential real estate loans and commercial loans have increased from $12.1 million, or 5.2% of the loan portfolio and $3.6 million, or 1.5% of the total loan portfolio, respectively, at March 31, 2003, to $56.0 million, or 22.5%, and $32.6 million, or 13.1%, respectively, at March 31, 2007.  Correspondingly, one- to four-family residential loans have decreased from $200.8 million, or 86.4% of the total loan portfolio at March 31, 2003 to $144.2 million, or 57.8%, at March 31, 2007.  Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one- to four-family loans.  The increased emphasis on nonresidential real estate and commercial business loans have diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base.

The Bank’s principal executive office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.

Index

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio.  Wooster, Ohio is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry.  It is one of the leading agricultural counties in the state.  Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University.  In addition, Wayne County is also the home base of such nationally known companies like J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company.  It is also the home of many industrial plants, including Packaging Corporation of America, International Paper Company, Morton Salt, and FritoLay, Inc.  The City of Wooster has benefited from the commitment of the world renowned Cleveland Clinic as they have established new state of the art medical facilities.  Wayne County is also known for its excellence in education.  The College of Wooster was founded in 1866 and serves 1,800 students during the school season.  Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron.  Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in both Rittman and Creston.

Ashland County, which is located due west of Wayne County, also has a diverse economic base.  In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items.  Ashland is also the home of Ashland University.  The City of Ashland is the county seat and the location of two of the Bank’s branch offices.

Medina County, located just north of Wayne County, is the center of a fertile agricultural region.  Farming remains the largest industry in the county in terms of dollar value of goods produced.  However, over 100 small manufacturing firms also operate in the county.  The City of Medina is located in the center of the Cleveland-Akron-Lorain Standard Consolidated Statistical Marketing Area.  Medina is located approximately 30 miles south of Cleveland and 15 miles west of Akron.  Due to its proximity to Akron and Cleveland, a majority of Medina County’s labor force is employed in these two cities.  The Bank operates one full-service office in Medina County, which is located in the Village of Lodi.

Holmes County, located directly south of Wayne County, has a mostly rural economy.  The local economy depends mostly upon agriculture, light manufacturing, fabrics, and wood products.  Because of the scenic beauty and a large Amish settlement, revenues from tourism are becoming increasingly significant.  The county is also noted for its many fine cheese-making operations.  A large number of Holmes County residents are employed in Wayne County.  The City of Millersburg is the county seat and the location of one of the Bank’s branch offices.

Stark County, located directly east of Wayne County, is characterized by a diverse economy and over 1,500 different products are manufactured in the county.  Stark County also has a strong agricultural base, and ranks fourth in Ohio in the production of dairy products.  The major employers in North Canton are the Hoover Company, Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels). Jackson Township is the home to the Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries.  North Canton is the location of one of the Bank’s branches.

Index

Lending Activities

General.  Historically, the principal lending activity of the Company has been the origination of fixed- and adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential properties located in its market area.  The Company originates ARM loans for retention in its portfolio, and fixed-rate loans that are eligible for resale in the secondary mortgage market.  The Company also originates loans collateralized by non-residential and multi-family residential real estate, as well as commercial business loans.  In recent years, the Company has been repositioning the loan portfolio by placing an increased emphasis on nonresidential real estate and commercial business loans.  The Company also originates consumer loans to broaden services offered to customers.

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as residential loans, nonresidential and commercial loans, home equity loans, and medium-term consumer loans.  The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less.  At March 31, 2007, approximately $100.7 million, or 32.6%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed-rate mortgage loans, generally with 15 to 40 year terms to maturity, collateralized by one- to four-family residential properties.  One- to four-family fixed-rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity.  Since November 2005, the Company has decided to retain all one- to four-family, fixed-rate residential mortgage loan originations with terms of 15 and 30 years in an attempt to stabilize this sector of the loan portfolio.  The Company retains servicing on its sold mortgage loans and realizes monthly service fee income.  The Company also originates interim construction loans on one- to four-family residential properties.

The Company has continued developing the commercial business loan program.  The purpose of this program is to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base.  The Company has three experienced commercial lenders to lead this effort.  The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of such loans less than $500,000.  Gross commercial loans increased to $32.6 million at March 31, 2007 as compared to $21.6 million at March 31, 2006 and $3.6 million at March 31, 2003.  Further, the Company has placed an increased emphasis on nonresidential real estate loan products over the last five years.  Nonresidential real estate and land loans increased from $12.1 million, or 5.2%, of the total loan portfolio at March 31, 2003 to $56.0 million, or 22.5%, of the total loan portfolio at March 31, 2007.

At March 31, 2007, the company had one nonperforming commercial business loan amounting to $267,000 and no nonperforming nonresidential real estate and land loans.  The nonperforming commercial business loan was brought current in April 2007.

Index

Analysis of Loan Portfolio.  Set forth below are selected data relating to the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At March 31,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$144,217	57.84%	$149,134	62.40%	$157,658	72.60%	$171,736	81.97%	$200,764	86.41%
Residential construction loans	2,019	.81	4,675	1.96	4,053	1.87	2,914	1.39	3,548	1.53
Multi-family residential	8,938	3.59	7,930	3.32	7,872	3.63	6,800	3.25	8,512	3.66
Non-residential real estate/land(2)	56,049	22.48	50,778	21.25	29,187	13.44	18,439	8.80	12,067	5.19
Total mortgage loans	211,223	84.72	212,517	88.93	198,770	91.54	199,889	95.41	224,891	96.79
Other loans:
Consumer loans(3)	5,460	2.19	4,901	2.05	4,306	1.98	3,156	1.51	3,892	1.67
Commercial business loans	32,648	13.09	21,550	9.02	14,075	6.48	6,471	3.08	3,571	1.54
Total other loans	38,108	15.28	26,451	11.07	18,381	8.46	9,627	4.59	7,463	3.21
Total loans before net items	249,331	100.00%	238,968	100.00%	217,151	100.00%	209,516	100.00%	232,354	100.00%
Less:
Loans in process	7,334		1,729		1,638		2,579		2,244
Deferred loan origination fees	425		443		512		679		1,059
Allowance for loan losses	1,523		1,484		1,374		815		678
Total loans receivable, net	$240,049		$235,312		$213,627		$205,443		$228,373
Mortgage-backed securities, net(4)	$69,065		$55,731		$60,352		$88,428		$76,002

_________________________________
(1)
Includes variable-rate home equity lines of credit collateralized by second mortgages in the aggregate amount of $19.2 million, $20.9 million, $20.3 million, $20.3 million, and $21.2 million as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $204,000, $674,000, $1.4 million, $575,000 and $813,000 as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(3)	Includes fixed-rate second mortgage loans of $425,000 $783,000, $1.4 million, $535,000 and $859,000 as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index

           Loan and Mortgage-Backed Securities Maturity and Repricing Schedule.  The following table sets forth certain information as of March 31, 2007, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed-rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.  Fixed-rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

		One	Three	Five	Ten	Beyond
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total
	(In Thousands)

Mortgage loans:
One- to four-family residential:
Adjustable	$28,963	$8,716	$2,779	$-	$-	$-	$40,458
Fixed	401	928	975	17,918	31,878	51,659	103,759
Construction:(1)
Adjustable	-	-	-	-	-	-	-
Fixed	-	-	-	-	-	1,202	1,202
Multi-family residential, nonresidential and land:
Adjustable	13,215	13,269	3,260	9,711	-	-	39,455
Fixed	208	1,204	894	2,564	7,222	13,440	25,532
Other Loans:
Commercial business loans	15,667	5,688	2,244	1,305	621	606	26,131
Consumer	753	1,459	2,372	737	19	120	5,460
Total loans	$59,207	$31,264	$12,524	$32,235	$39,740	$67,027	$241,997

Mortgage-backed securities, net(2)	$5,619	$894	$1,443	$15,050	$19,830	$26,537	$69,373
_____________________________
(1)	Amounts shown are net of loans in process of $817,000 in construction loans and $6.5 million of commercial loans.
(2)	Includes mortgage-backed securities available for sale. Does not include premiums of $589,000, discounts of $677,000 and unrealized losses of $220,000.

Index

The following table sets forth at March 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans and mortgage-backed securities maturing or repricing after March 31, 2008.

	Fixed	Adjustable
	(In thousands)
Mortgage loans:
One- to four-family residential	$103,358	$11,495
Construction (1)	1,202	-
Multi-family residential, non-residential and land (1)	25,324	26,240
Consumer	4,707	-
Commercial business	8,215	2,249
Total loans	$142,806	$39,984
Mortgage-backed securities, net	$63,754	$-

_____________________________
(1)	Net of loans in process of $817,000 in residential construction loans and $6.5 million of commercial loans.

One- to Four-Family Residential Real Estate Loans.  The Company’s primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company’s market area.  The Company generally does not originate one- to four-family residential loans secured by properties outside of its market area.  At March 31, 2007, the Company had $144.2 million, or 57.8%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

The Company’s fixed-rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market.  Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, gap and liquidity positions, and market conditions.  Moreover, the Company is more likely to retain fixed-rate loans if its one-year gap is positive.  The Company’s fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company’s one- to four-family residential portfolio has declined $4.9 million, or 3.3%, from March 31, 2006 to March 31, 2007.  This reduction was due mainly to the continuing low long term interest rate environment, which prompted many mortgage customers to refinance their loans, and the local market’s sluggish demand for residential real estate loans.  The Company had no new secondary market loan sales in fiscal 2007, as during the third quarter of fiscal 2006, the Company’s management temporarily halted sales of loans in order to stabilize balances in this segment of the loan portfolio.  There were no loans identified as held for sale in any of the last five fiscal years ended as of March 31, 2007.  Loans sold in the secondary market totaled $6.1 million, $6.7 million, $6.2 million and $4.0 million for the fiscal years ended March 31, 2006, 2005, 2004 and 2003, respectively.  Such sales generally constituted current period originations.

The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 40 years, and with adjustable or fixed interest rates.  At March 31, 2007, no 40 year loans had been originated.  Originations of fixed-rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate gap position, and loan products offered by the Company’s competitors.  Despite the Company’s emphasis on ARM loans, the low long term interest rate environment over the last few years has resulted in customer preference for fixed-rate mortgage loans.  As a result, during the fiscal year ended March 31, 2007, the Company’s ARM portfolio decreased by $2.1 million, or 5.0%.

Index

The Company offers one ARM loan product.  The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan.  The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin.  However, these loans are underwritten at the fully-indexed interest rate.  All loans require monthly principal and interest payments and negative amortization is not permitted.  One- to four-family residential ARM loans totaled $40.5 million, or 16.7%, of the Company’s total loan portfolio at March 31, 2007.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive.  However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company predictable cash flows as would long-term, fixed-rate loans.  ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.  Management believes that the Company’s credit risk associated with its ARM loans is reduced because the Company has either a 3% or 5% cap on interest rate increases during the life of its ARM loans.

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence.  In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%.  The home equity loan portfolio consists of adjustable-rate loans which use the prime rate as published in The Wall Street Journal as interest rate indices.  Home equity loans include fixed term adjustable-rate loans, as well as lines of credit.  As of March 31, 2007, the Company’s equity loan portfolio totaled $19.2 million, or 13.1%, of its one- to four-family mortgage loan portfolio.

The Company’s one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.  Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed-rate mortgage loan portfolio.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  The Company’s lending policies limit the maximum loan-to-value ratio on both fixed-rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.  However, the Company makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%.  For 15 year fixed-rate and ARM loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, 90.01% to 95%, and 95.01% to 97%, the Company requires the first 6%, 12%, 25% and 30%, respectively, of the loan to be covered by private mortgage insurance.  For 30 year fixed-rate loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, and 90.01% to 97%, the Company requires the first 12%, 25%, and 30%, respectively, of the loan to be covered by private mortgage insurance.  The Company requires fire and casualty insurance, as well as title insurance regarding good title, on all properties securing real estate loans made by the Company.  The Company also requires flood insurance, where applicable.

Multi-Family Residential Real Estate Loans.  Loans secured by multi-family real estate constituted approximately $8.9 million, or 3.6%, of the Company’s total loan portfolio at March 31, 2007.  The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings.  At March 31, 2007, most of the Company’s multi-family loans were secured by properties located within the Company’s market area.  At March 31, 2007, the Company’s multi-family real estate loans had an average balance of $526,000, and the largest multi-family real estate loan had a principal balance of $3.2 million.  Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon

Index

maturities, although in the past the Company originated fixed-rate long-term multi-family real estate loans.  The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years.  The Company currently does not emphasize multi-family real estate construction loans.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to- four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Non-Residential Real Estate and Land Loans.  Loans secured by non-residential real estate constituted approximately $56.0 million, or 22.5%, of the Company’s total loan portfolio at March 31, 2007.  The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings.  At March 31, 2007, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area.  At March 31, 2007, the Company’s non-residential loans had an average balance of $256,000 and the largest non-residential real estate loan had a principal balance of $2.5 million.  The terms of each non-residential real estate loan are negotiated on a case by case basis.  Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed-rate long term non-residential real estate loans.  Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years.  The Company currently does not emphasize non-residential real estate construction loans.

Non-residential real estate loans have significantly increased from $12.1 million, or 5.2% of the total loan portfolio at March 31, 2003, to $56.0 million, or 22.5% of the total loan portfolio at March 31, 2007.  The Company intends to further diversify its loan portfolio and continue its increased emphasis on non-residential real estate lending.

Loans secured by non-residential real estate generally involve a greater degree of risk than one-to- four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction.  Land loans are generally offered with a fixed rate and with terms of up to 5 years.  Land loans totaled $204,000 at March 31, 2007.

Residential Construction Loans.  To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property.  At March 31, 2007, the Company had $2.0 million, or 0.8%, of its total loan portfolio invested in interim construction loans.  The Company makes construction loans to private individuals and to builders.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase.  Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Index

Commercial Business Loans.  Commercial business loans totaled $32.6 million, or 13.1% of the Company’s total loan portfolio at March 31, 2007.  This represents net growth of $11.1 million, which equates to a 51.5% increase as percentage of commercial business loans, compared to $21.6 million at March 31, 2006.  The Company has three experienced commercial lenders and plans to continue to pursue commercial lending growth as market conditions permit.

Commercial loans carry a higher degree of risk than one-to four-family residential loans.  Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy.  The Company makes loans generally in the $100,000 to $1,000,000 range with the majority of them being less than $500,000.  Commercial loans are generally underwritten based on the borrower’s ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral.  Each loan is evaluated for a level of risk and assigned a rating from “1” (the highest rating) to “7” (the lowest rating).  All loans originated to date have been rated 4 or higher.

Consumer Loans.  Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association’s assets.  In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

As of March 31, 2007, consumer loans totaled $5.5 million, or 2.2%, of the Company’s total loan portfolio.  The principal types of consumer loans offered by the Company are second mortgage loans, fixed-rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts.  Consumer loans are offered primarily on a fixed-rate basis with maturities generally of less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less.  Such loans are offered on a fixed-rate basis with terms of up to ten years.  At March 31, 2007, second mortgage loans totaled $425,000, or 0.3%, of one- to four-family mortgages.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The quality and stability of the applicant’s monthly income are determined by analyzing the gross monthly income from primary employment, and additionally from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration.  However, where applicable, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on, among other factors, general economic conditions and prior loss experience.  See “—Delinquencies and Classified Assets—Non-Performing and Impaired Assets,” and “—Classification of Assets” for information regarding the Company’s loan loss experience and reserve policy.

Index

Mortgage-Backed Securities.  The Company also invests in mortgage-backed securities generally issued or guaranteed by the U.S. Government or agencies thereof or rated AAA by a nationally recognized credit rating organization in accordance with the Board approved investment policy.  Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities.  These securities consist primarily of adjustable-rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  Total mortgage-backed securities, including those designated as available for sale, increased from $55.7 million at March 31, 2006 to $69.1 million at March 31, 2007, as management elected to purchase mortgage-backed securities with proceeds from maturing agency bonds.

The Company’s objectives in investing in mortgage-backed securities vary from time to time depending upon market interest rates, local mortgage loan demand, and the Company’s level of liquidity.  Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and changes in interest rates.  Mortgage-backed securities purchased by the Company also have lower credit risk because principal and interest are either insured or guaranteed by the U.S. Government or agencies thereof, or have sufficient credit enhancement to be rated AAA by a nationally recognized credit rating organization.

Loan Originations, Solicitation, Processing, and Commitments.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  The Company has also entered into a number of participation loans with high quality lead lenders.  The participations are outside the Company’s normal lending area and diversify the loan portfolio.  Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan.  An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided.  One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $300,000 must be approved by the Chief Executive Officer and loans in excess of $300,000 must be approved by the Board of Directors.  The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority.  All approvals subsequently are ratified monthly by the full Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At March 31, 2007, the Company had commitments to originate $2.7 million of loans.

If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage.  The borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan.  A title search of the property is required on all loans secured by real property.

Index

Origination, Purchase and Sale of Loans and Mortgage-Backed Securities.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	At March 31,
	2007	2006	2005
	(In thousands)

Total loans receivable, net at beginning of year	$235,312	$213,627	$205,443
Loans originated:
One- to four-family residential(1)	24,320	19,929	20,312
Multi-family residential(2)	1,376	128	18
Non-residential real estate/land	11,275	30,989	11,237
Consumer loans	3,720	3,613	1,932
Commercial loans	14,511	8,456	22,696
Total loans originated	55,202	63,115	56,195
Loans sold:
Whole loans	-	(6,062)	(6,715)
Total loans sold	-	(6,062)	(6,715)

Mortgage loans transferred to REO	-	(412)	(268)
Loan repayments	(50,413)	(34,984)	(52,550)
Other loan activity, net(3)	(52)	28	11,522
Total loans receivable, net at end of year	$240,049	$235,312	$213,627

Mortgage-backed securities at beginning of year	$55,731	$60,352	$88,428
Mortgage-backed securities purchased	32,195	22,361	8,018
Principal repayments and other activity	(18,861)	(26,982)	(36,094)
Mortgage-backed securities at end of year	$69,065	$55,731	$60,352
__________________________
(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.
(3)	For fiscal 2005, includes other activity related to the Stebbins acquisition.

Loan Origination Fees and Other Income.  In addition to interest earned on loans, the Company generally receives loan origination fees.  The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  To the extent that loans are originated or acquired for the Company’s portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the life of the loan by use of the level yield method.  SFAS No. 91 reduces the amount of revenue and costs recognized at the time such loans are originated or acquired.  Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan.  At March 31, 2007, the Company had $425,000 of net deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations.  The Company recognized fees and service charges of $1.3 million, $1.3 million and $1.2 million, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Loans to One Borrower.  Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally,

Index

financial instruments and bullion, but not real estate).  At March 31, 2007, the Company’s largest concentration of loans to one borrower totaled $3.2 million.  All of the loans in this concentration were current at March 31, 2007.  The Company had no loans at March 31, 2007 which exceeded the loans to one borrower regulations.

Delinquencies and Classified Assets

Delinquencies.  The Company’s collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge.  This notice is followed with a letter again requesting payment when the payment becomes 20 days past due.  If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency.  Also, plans to arrange a repayment schedule are made.  If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made.  In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by HUD regulations.  When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.

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

Under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  In applying the provisions of SFAS No. 114, the Bank considers investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for impairment.  With respect to the Bank’s investment in multi-family commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

At March 31, 2007, the Company had non-performing loans of $950,000 and a ratio of non-performing and impaired loans to loans receivable of 0.40%. At March 31, 2006, the Company had non-performing loans of $772,000 and a ratio of non-performing and impaired loans to loans receivable of 0.33%. At March 31, 2007, nonperforming loans were comprised of a commercial loan of $267,000, which has been brought current in April 2007, and $639,000 of one- to four-family residential mortgage loans and $44,000 of home equity lines of credit.  At March 31, 2006, nonperforming loans consisted mainly of one- to four-family residential mortgage loans.  The Company generally does not realize losses on one- to four-family residential mortgage loans primarily because the loan will generally have a maximum 85% LTV ratio.  In the opinion of management, all non-performing loans are adequately collateralized as of March 31, 2007 and no significant unreserved loss is anticipated.

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure (“REO”) is deemed REO until such time as it is sold.  When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less estimated selling expenses.  Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

Index

The following table sets forth information regarding non-accrual and impaired loans and real estate acquired by foreclosure at the dates indicated.  For all the dates indicated, there were no material loans which had been restructured pursuant to SFAS No. 15.

	At March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One- to four-family residential	$683	$725	$895	$714	$664
All other mortgage loans	-	-	-	24	430
Non-mortgage loans:
Commercial business loans	267	47	-	-	1,380
Consumer	-	-	11	9	6
Total non-accrual loans	950	772	906	747	2,480
Accruing loans 90 days or more delinquent	-	-	-	-	15
Total non-performing loans	950	772	906	747	2,495
Loans deemed impaired	-	-	-	-	-
Total non-performing and impaired loans	950	772	906	747	2,495
Total real estate owned (1)	-	156	35	100	-
Total non-performing and impaired assets	$950	$928	$941	$847	$2,495

Total non-performing and impaired loans to net loans receivable	0.40%	0.33%	0.42%	0.36%	1.09%
Total non-performing and impaired loans to total assets	0.23%	0.19%	0.22%	0.20%	0.66%
Total non-performing and impaired assets to total assets	0.23%	0.23%	0.23%	0.23%	0.66%
________________________________
(1)
Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.  These properties are recorded at the lower of the loan’s unpaid principal balance or fair value less estimated selling expenses.

During the fiscal year ended March 31, 2007, 2006 and 2005, gross interest income of $63,000, $44,000 and $40,000, respectively, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest income recognized on non-accrual loans totaled $11,000, $44,000 and $45,000 for the years ended March 31, 2007, 2006 and 2005, respectively.  The Company did not record interest income on impaired loans in fiscal 2007 or 2006.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	At March 31,
	2007	2006	2005	2004	2003
	(In thousands)

Loans past due 60-89 days	$281	$626	$1,084	$669	$723
Loans past due 90 days or more	950	772	906	747	2,495
Total past due 60 days or more	$1,231	$1,398	$1,990	$1,416	$3,218

Classification of Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful,” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their

Index

Classification of Assets (continued)

continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management.

When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When a savings institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount.  A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.  The Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Substandard assets(1)	$1,280	$1,119	$2,767	$839	$2,481
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$1,280	$1,119	$2,767	$839	$2,481
_____________________________________
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

During the fiscal years ended March 31, 2007, 2006 and 2005, the Company added $100,000, $211,000 and $430,000, respectively, to the provision for loan losses.  The Company’s allowance for loan losses totaled $1.5 million, $1.5 million and $1.4 million at March 31, 2007, 2006 and 2005, respectively.  Management decreased the provision for loan losses by $111,000 in fiscal 2007 mainly due to the Company’s decreasing loan growth rate in fiscal 2007 compared to the year ended March 31, 2006.  While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.  To the best of management’s knowledge, all known losses as of March 31, 2007 have been recorded.

Index

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or for the Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans receivable, net	$240,049	$235,312	$213,627	$205,443	$228,373
Average loans receivable, net	$237,429	$222,944	$212,785	$214,174	$242,120
Allowance balance (at beginning of period)	$1,484	$1,374	$815	$678	$730
Provision for losses on loans	100	211	430	173	91
Stebbins acquisition	-	-	230	-	-
Charge-offs:
Mortgage loans:
One- to four-family	(31)	(73)	(28)	-	(20)
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	(31)	-	-	-	(84)
Other loans:
Consumer	(21)	(75)	(44)	(65)	(54)
Commercial	-	(10)	(54)	-	-
Gross charge-offs	(83)	(158)	(126)	(65)	(158)
Recoveries:
Mortgage loans:
One- to four-family	1	14	-	-	-
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	-	-	-	-	-
Other loans:
Consumer	21	35	25	29	15
Commercial	-	8	-	-	-
Gross recoveries	22	57	25	29	15
Net charge-offs	(61)	(101)	(101)	(36)	(143)

Allowance for loan losses balance (at end of period)	$1,523	$1,484	$1,374	$815	$678
Allowance for loan losses as a percent of loans receivable, net at end of period	0.63%	0.63%	0.64%	0.40%	0.30%
Net loans charged off as a percent of average loans receivable, net	0.03%	0.05%	0.05%	0.02%	0.06%
Ratio of allowance for loan losses to total non-performing assets at end of period	160.32%	159.91%	146.01%	96.22%	27.17%
Ratio of allowance for loan losses to non-performing loans at end of period	160.32%	192.23%	151.66%	109.10%	27.17%

Index

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

	At March 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$169	57.8%	$97	62.4%	$99	72.6%	$100	82.0%	$162	86.4%
Residential construction	-	0.8	-	2.0	-	1.9	-	1.4	-	1.5
Multi-family residential	-	3.6	-	3.3	-	3.6	-	3.2	7	3.7
Non-residential real estate and land	340	22.5	505	21.3	545	13.4	196	8.8	55	5.2
Other loans:
Consumer	72	2.2	40	2.0	37	2.0	20	1.5	119	1.7
Commercial	942	13.1	842	9.0	693	6.5	499	3.1	335	1.5
Total allowance for loan losses	$1,523	100.0%	$1,484	100.0%	$1,374	100.0%	$815	100.0%	$678	100.0%

Index

Investment Activities

The Company’s investment portfolio is comprised of investment securities, corporate bonds and notes and municipal obligations.  The carrying value of the Company’s investment securities totaled $54.7 million at March 31, 2007, compared to $73.3 million at March 31, 2006.   The Company’s cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $17.2 million at March 31, 2007 compared to $14.1 million at March 31, 2006, an increase of $3.1 million, or 21.9%, as the Company received cash from the investment security cash flow ladder.

Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short term demand for funds to be used in the Company’s loan origination and other activities.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

	At March 31,
	2007		2006		2005
	Carrying	Market	Carrying	Market	Carrying	Market
	Value	Value	Value	Value	Value	Value
	(In thousands)
Investment securities:

Corporate bonds and notes	$1,003	$1,003	$6,016	$5,999	$11,086	$11,156
U.S. Government and agency obligations	40,571	40,572	55,802	55,803	51,239	51,246
Municipal obligations	13,119	13,126	11,489	11,499	10,531	10,543
Total investment securities	54,693	54,701	73,307	73,301	72,856	72,945
Other investments:
Interest-bearing deposits in other financial
institutions	6,021	6,021	11,171	11,171	6,366	6,366
Federal funds sold	9,000	9,000	-	-	19,400	19,400
Federal Home Loan Bank stock	4,829	4,829	4,623	4,623	4,386	4,386
Total investments	$74,543	$74,551	$89,101	$89,095	$103,008	$103,097

Index

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company’s investment securities at March 31, 2007.  The Company does not hold any investment securities with maturities in excess of 30 years.

	At March 31, 2007
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

Investment Securities:
Corporate bonds and notes	$1,003	7.77%	$-	-%	$-	-%	$-	-%
U.S. Government and agency obligations	18,623	3.73	13,492	3.97	7,646	5.61	810	5.55
Municipal obligations	-	-	165	3.61	1,963	4.42	10,991	4.07
Total investment securities	$19,626	3.94%	$13,657	3.96%	$9,609	5.37%	$11,801	4.17%

	At March 31, 2007
	Total Investment
	Securities
	Average			Weighted
	Life	Carrying	Market	Average
	In Years	Value	Value	Yield
	(Dollars in thousands)

Investment Securities:
Corporate bonds and notes	.09	$1,003	$1,003	7.77%
U.S. Government and agency obligations	2.38	40,571	40,572	4.20
Municipal obligations	14.22	13,119	13,126	4.12
Total investment securities	5.13	$54,693	$54,701	4.25%

Index

Sources of Funds

General.  Deposits are the major source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.  The Company had $34.5 million of advances from the FHLB at March 31, 2007.

Deposits.  Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts, commercial repurchase agreements, and individual retirement accounts.  The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

Deposit Portfolio.  Savings and other deposits in the Company as of March 31, 2007, were comprised of the following:

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Minimum Term	Checking and Savings Deposits	Amount	Balances	Deposits
				(In thousands)

0.28%	None	NOW accounts	$100	$53,235	15.96%
0.59	None	Savings accounts	25	51,694	15.50
2.96	None	Money market investor	2,500	29,805	8.94
4.26	None	Commercial repurchase agreements	none	5,553	1.66

		Certificates of Deposit

4.75	12 months or less	Fixed term, fixed rate	500	55,593	16.67
4.59	12 to 24 months	Fixed term, fixed rate	500	33,020	9.90
4.27	25 to 36 months	Fixed term, fixed rate	500	22,374	6.71
4.36	36 months or more	Fixed term, fixed rate	500	42,827	12.84
5.16	Negotiable	Jumbo certificates	100,000	39,439	11.82
				$333,540	100.00%

Index

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

	Balance at			Balance at			Balance at
	March 31,	Percent of	Increase	March 31,	Percent of	Increase	March 31,	Percent of
	2007	Deposits	(Decrease)	2006	Deposits	(Decrease)	2005	Deposits
	(Dollars in thousands)

NOW accounts	$53,235	15.96%	$(3,556)	$56,791	17.08%	$3,731	$53,060	16.55%
Savings accounts	51,694	15.50	(9,645)	61,339	18.44	(20,845)	82,184	25.64
Money market investor	29,805	8.94	9,149	20,656	6.21	2,559	18,097	5.65
Commercial repurchase agreements	5,553	1.66	(151)	5,704	1.72	5,704	-	-
Certificates of deposit(1)
Original maturities of:
12 months or less	55,593	16.67	(6,221)	61,814	18.59	19,331	42,483	13.25
12 to 24 months	33,020	9.90	13,839	19,181	5.76	(5,257)	24,438	7.62
25 to 36 months	22,374	6.71	3,833	18,541	5.58	2,502	16,039	5.00
36 months or more	42,827	12.84	(10,814)	53,641	16.13	458	53,183	16.59
Negotiated jumbo	39,439	11.82	4,536	34,903	10.49	3,801	31,102	9.70
Total	$333,540	100.00%	$970	$332,570	100.00%	$11,984	$320,586	100.00%

______________________________
(1)Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances.  IRAs totaled $35.4 million, $34.7 million and $34.1 million, as of March 31, 2007,  2006 and 2005, respectively.

The following table sets forth the average dollar amount and weighted-average rate of savings deposits in the various types of savings accounts offered by the Company.
	Years Ended March 31,
	2007			2006			2005
		Percent	Weighted		Percent	Weighted		Percent	Weighted
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$12,313	3.71%	0.00%	$12,843	3.96%	0.00%	$9,849	3.14%	0.00%
NOW accounts	42,181	12.72	0.31	46,451	14.30	0.40	35,913	11.45	.53
Savings accounts	54,641	16.47	0.59	62,582	19.27	0.73	82,817	26.41	.79
Money market investor	22,833	6.88	2.88	19,055	5.87	1.77	14,238	4.54	1.36
Commercial repurchase agreements	5,593	1.69	4.10	5,335	1.64	2.84	-	-	-
Certificates of deposit	194,162	58.53	4.32	178,505	54.96	3.54	170,794	54.46	2.96
Total deposits	$331,723	100.00%	2.94%	$324,771	100.00%	2.22%	$313,611	100.00%	1.81%

Index

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At March 31,
	2007	2006	2005
	(Dollars in thousands)

1.05-2.00%	$-	$9,256	$39,272
2.01-4.00%	46,493	66,103	82,548
4.01-6.00%	146,760	112,721	45,294
6.01-6.75%	-	-	131
Total	$193,253	$188,080	$167,245

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2007:

	Amount Due
	Less Than	1-2	2-3	After
	One Year	Years	Years	3 Years	Total
Rate	(In thousands)

2.01-4.00%	$35,390	$8,836	$1,495	$772	$46,493
4.01-6.00%	96,443	29,761	12,094	8,462	146,760
Total	$131,833	$38,597	$13,589	$9,234	$193,253

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2007:

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$16,947
Over three months through six months	12,005
Over six months through twelve months	14,140
Over twelve months	12,949
Total	$56,041

Borrowings

Savings deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes.  The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank.  At March 31, 2007, the Company had $34.5 million in advances outstanding.

The FHLB functions as a central reserve bank providing credit for member savings associations and financial institutions.  As members, savings associations are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.  Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Company.

Index

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$38,900	$39,000	$40,000
Balance at end of period	34,500	32,750	40,000
Average balance	31,308	28,424	26,076

Weighted average interest rate on:
Balance at end of period	4.71%	4.19%	3.59%
Average balance for period	4.60	3.81	3.96

Competition

The Company encounters strong competition both in attracting deposits and in originating real estate and other loans.  Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future.  The Company’s market area includes branches of several commercial banks that are substantially larger than the Company in terms of state-wide deposits.  The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations.  This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company’s market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders.  Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

Subsidiaries

At March 31, 2007, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 97 full-time employees and 34 part-time employees at March 31, 2007.  None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Index

Regulation

As a state-chartered, FDIC insured institution, the Bank is subject to examination, supervision and extensive regulation by the OTS, the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”), and the FDIC.  The Bank is a member of, and owns stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The OTS and ODFI regularly examine the Bank and prepare reports for the consideration of the Company’s Board of Directors on any deficiencies that they may find in the Company’s operations.  The FDIC also examines the Bank in its role as the administrator of the Deposit Insurance Fund (DIF).  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.  Any change in such regulation, whether by the FDIC, OTS, ODFI, or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Institutions

Business Activities.  The activities of savings associations are governed by the Home Owners’ Loan Act, as amended (the “HOLA”) and, in certain respects, the Federal Deposit Insurance Act (the “FDI Act”).  These federal statutes, among other things, (1) limit the types of loans a savings association may make, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, and (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital.  The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Company or the Bank.

Loans to One Borrower.  Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower.  Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  See “—Lending Activities—Loans to One Borrower.”

Qualified Thrift Lender Test.  The HOLA requires savings associations to meet a qualified thrift lender (“QTL”) test.  Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments,” primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months.

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of March 31, 2007, the Company maintained 95.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  A “well-capitalized” institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years.  As of March 31, 2007 the Bank was a “well-capitalized” institution.

Index

Community Reinvestment.  Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Company received a “satisfactory” CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

Transactions with Related Parties.  The Company’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Bank and any non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”).  Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Enforcement.  Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.  Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

Index

Standards for Safety and Soundness.  The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement the safety and soundness standards required under the FDI Act.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits.  The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted, would be added to the Guidelines.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements.  The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard.  Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights.  The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

Prompt Corrective Regulatory Action

Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization.  Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized.  A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions.  The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Index

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2007, of $4.8 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  FHLB dividends were 6.4% for the fiscal year ended March 31, 2007.  In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI.  Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities.  Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS.  Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

Index

Under Ohio law, an Ohio association may buy any obligation representing a loan that would be a legal loan if originated by the Bank, subject to various requirements including:  loans secured by liens on income-producing real estate may not exceed 20% of an association’s assets; consumer loans, commercial paper, and corporate debt securities may not exceed 20% of an association’s assets; loans for commercial, corporate, business, or agricultural purposes may not exceed 30% of an association’s assets, provided that an association’s required reserve must increase proportionately; certain other types of loans may be made for lesser percentages of the association’s assets; and, with certain limitations and exceptions, certain additional loans may be made if not in excess of 3% of the association’s total assets.  In addition, no association may make real estate acquisition and development loans for primarily residential use to one borrower in excess of 2% of assets.  The total investments in commercial paper or corporate debt of any issuer cannot exceed 1% of an association’s assets, with certain exceptions.

Ohio law authorizes Ohio-chartered associations to, among other things: (i) invest up to 15% of assets in the capital stock, obligations, and other securities of service corporations organized under the laws of Ohio, and an additional 20% of net worth may be invested in loans to majority owned service corporations; (ii) invest up to 10% of assets in corporate equity securities, bonds, debentures, notes, or other evidence of indebtedness; (iii) exceed limits otherwise applicable to certain types of investments (other than investments in service corporations) by and between 3% and 10% of assets, depending upon the level of the institution’s permanent stock, general reserves, surplus, and undivided profits; and (iv) invest up to 15% of assets in any loans or investments not otherwise specifically authorized or prohibited, subject to authorization by the institution’s board of directors.

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

Ohio has adopted statutory limitations on the acquisition of control of an Ohio savings and loan association by requiring the written approval of the ODFI prior to the acquisition by any person or company, as defined under the Ohio Revised Code, of a controlling interest in an Ohio association.  Control exists, for purposes of Ohio law, when any person or company, either directly, indirectly, or acting in concert with one or more other persons or companies (a) acquires 15% of any class of voting stock, irrevocable proxies, or any combination thereof, (b) directs the election of a majority of directors, (c) becomes the general partner of the savings and loan association, (d) has influence over the management and policies of the savings and loan association, (e) has the ability to direct shareholder votes, or (f) anything else deemed to be control by the ODFI.  The ODFI’s written permission is required when the total amount of control held by the acquiror was less than or equal to 25% control before the acquisition and more than 25% control after the acquisition, or when the total amount of control held by the acquiror was less than 50% before the acquisition and more than 50% after the acquisition.  Ohio law also prescribes other situations in which the ODFI must be notified of the acquisition even though prior approval is not required.  Any person or company, which would include a director, will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors.

Under certain circumstances, interstate mergers and acquisitions involving associations incorporated under Ohio law are permitted by Ohio law.  A savings and loan association or savings and loan holding company with its principal place of business in another state may acquire a savings and loan association or

Index

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

Holding Company Activities.  The Company operates as a unitary savings and loan holding company.  The activities of the Company and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under newly added provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

•	furnish or perform management services for a savings association subsidiary of a savings and loan holding company;

•	hold, manage or liquidate assets owned or acquired from a savings association subsidiary of a savings and loan holding company;

•	hold or manage properties used or occupied by a savings association subsidiary of a savings and loan holding company;

•	engage in activities determined by the Federal Reserve to be closely related to banking and a proper incident thereto; and

•	engage in services and activities previously determined by the Federal Home Loan Bank Board by regulation to be permissible for a multiple savings and loan holding company as of March 5, 1987.

The activities financial holding companies may engage in include:

•	lending, exchanging, transferring or investing for others, or safeguarding money or securities;

•	insuring, guaranteeing or indemnifying others, issuing annuities, and acting as principal, agent or broker for purposes of the foregoing;

•	providing financial, investment or economic advisory services, including advising an investment company;

•	issuing or selling interests in pooled assets that a bank could hold directly;

•	underwriting, dealing in or making a market in securities; and

Index

•	merchant banking activities.

If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

•	the payment of dividends by the savings institution;
•	transactions between the savings institution and its affiliates; and
•	any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Federal Securities Laws.  The Company registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934.  The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of an accounting oversight board which enforces auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms now apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert,” as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other

Index

person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995.  As a result, the Company was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction.  The recapture amount resulting from the change in a thrift’s method of accounting for its bad debt reserves was taken into taxable income ratably (on a straight-line basis) over a six-year period.

Retained earnings as of March 31, 2007 include approximately $2.7 million for which no provision for Federal income tax has been made.  This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2003 have been closed by statute or examination.

Ohio Taxation.  The Bank files Ohio franchise tax returns.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.  The Company paid Delaware franchise taxes of $18,000 in fiscal 2007.

ITEM 1A.    Risk Factors

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

Index

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

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties.  Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.  The operations of financial institutions, such as the Bank, are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

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

 Our allowance for loan losses may not be adequate to cover probable losses. We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans.  There can be no assurance that any future declines in real estate market conditions, general economic

Index

conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

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

LimitedTrading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price.  The common stock is traded on the Nasdaq Global Market under the symbol "WAYN." During the 12 months ended May 15, 2007, the average weekly trading volume in the common stock has been approximately 12,142 shares per week.  There can be no assurance given as to the liquidity of the market for the common stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the common stock and other factors beyond the control of the Company.  The market price of the common stock could be adversely affected by the sale of additional shares of common stock owned by the Company's current shareholders.  The market price for the common stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the common stock.

Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Russell L. Harpster; President, Phillip E. Becker; Chief Financial Officer,  H. Stewart Fitz Gibbon III and Chief Operations Officer, Bryan K. Fehr. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

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

Index

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.    Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, ten additional full service branch offices and one limited service facility located in its market area.  The following table sets forth information about its offices as of March 31, 2007.
Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration

North Market Street Office 151 N. Market Street Wooster, Ohio	Owned	1902	N/A

South Market Drive Up 329 S. Market Street Wooster, Ohio	Leased	2001	2021

Cleveland Point Financial Center 1908 Cleveland Road Wooster, Ohio	Owned	1978	N/A

Madison South Office 2024 Millersburg Road Wooster, Ohio	Owned	1999	N/A

Northside Office 543 Riffel Road Wooster, Ohio	Leased	1999	2019

Millersburg Office 90 N. Clay Street Millersburg, Ohio	Owned	1964	N/A

Claremont Avenue Office 233 Claremont Avenue Ashland, Ohio	Owned	1968	N/A

Buehlers-Sugarbush Office 1055 Sugarbush Drive Ashland, Ohio	Leased	2001	2021

Rittman Office 237 North Main Street Rittman, Ohio	Owned	1972	N/A

Lodi Office 303 Highland Drive Lodi, Ohio	Owned	1980	N/A

Village Office 1265 S. Main Street North Canton, Ohio	Owned	1998	N/A

Stebbins Office 121 N. Main Street Creston, Ohio	Owned	2005	N/A

The Company’s accounting and recordkeeping activities are maintained through an in-house data processing system.

Index

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Nasdaq Global Market using the symbol “WAYN.”  The following table sets forth the high and low trading prices of the Company’s common stock during the two most recent fiscal years, together with the cash dividends declared.

			Cash
Fiscal Year Ended			dividend
March 31, 2007	High	Low	declared

First quarter	$15.65	$15.01	$.120
Second quarter	$15.30	$14.55	$.120
Third quarter	$14.93	$14.40	$.120
Fourth quarter	$15.00	$13.50	$.120

			Cash
Fiscal Year Ended			dividend
March 31, 2006	High	Low	declared

First quarter	$16.43	$13.91	$.120
Second quarter	$16.50	$14.75	$.120
Third quarter	$16.00	$13.83	$.120
Fourth quarter	$16.50	$15.01	$.120

Index

	Period Ending
Index	03/31/02	03/31/03	03/31/04	03/31/05	03/31/06	03/31/07
Wayne Savings Bancshares, Inc.	100.00	92.63	139.87	140.52	136.29	130.83
NASDAQ Composite	100.00	72.68	108.07	108.34	126.79	131.23
SNL All Bank & Thrift Index	100.00	86.04	124.78	125.85	140.93	154.73

Source: SNL Financial LC, Charlottesville, VA	(434) 977-1600
©2007	www.snl.com

Index

As of April 11, 2007, the Company had 1,438 shareholders of record and 3,194,109 shares of common stock outstanding.  This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations, and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

The Company’s primary source of funds with which to pay dividends is cash and cash equivalents held at the holding company level and dividends from the Bank.  The Bank’s ability to pay dividends to the Company is limited by OTS regulations, and the Bank is required to obtain OTS nonobjection to the payment of dividends to the Company.  In determining whether to object to such dividends, the OTS considers whether (i) the Bank would be undercapitalized following the dividend, (ii) the dividend raises safety and soundness concerns, or (iii) the dividend violates any regulatory prohibition or policy.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2007	-	-	-	167,967

February 1-28, 2007	55,000	$14.57	-	112,967

March 1-31, 2007	-	-	-	112,967

Total	55,000	$14.57	-	112,967
____________
(1)
On December 28, 2006, the Company announced the near completion of the repurchase program announced June 6, 2005 and the authorization of the Board of Directors of a new program for the repurchase of 162,165 shares, or 5% of the Company’s then outstanding shares.

Index

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of Shares Remaining
	Number of shares to be issued	Weighted-Average	Available for Future Issuance
	Upon the exercise of outstanding	Exercise Price of	(Excluding Shares reflected in
Plan Category	Options, Warrants and Rights	Outstanding Options	the First Column)
Equity Compensation
Plans Approved by
Security Holders	114,224	$ 13.95	-

Equity Compensation
Plans Not Approved by
Security Holders	-	-	-
	114,224	$ 13.95	-

ITEM 6.    Selected Financial Data

The following table set forth certain consolidated financial and other data of Wayne Savings Bancshares, Inc., at the dates and for the years indicated.  The consolidated financial statements as of and for the years ended March 31, 2003, are those of Wayne Savings Bancshares, Inc. prior to the reorganization and change in corporate form discussed in the Notes to the Consolidated Financial Statements and elsewhere herein.  For additional information about the Company, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company.

	At March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:
Total assets	$405,737	$403,679	$403,633	$369,007	$378,991
Loans receivable, net	240,049	235,312	213,627	205,443	228,373
Mortgage-backed securities (1)	69,065	55,731	60,352	88,428	76,002
Investment securities	54,693	73,307	72,856	31,582	35,841
Cash and cash equivalents (2)	17,215	14,123	29,942	19,887	17,496
Deposits	333,540	332,570	320,586	291,830	300,931
Stockholders’ equity	34,433	35,516	40,199	43,561	44,663
__________________________________
(1)  Includes mortgage-backed securities available for sale.
(2)  Includes cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold.

Index

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$22,410	$19,688	$17,632	$18,216	$20,023
Interest expense	11,198	8,280	6,716	7,147	9,169
Net interest income	11,212	11,408	10,916	11,069	10,854
Provision for losses on loans	100	211	430	173	91
Net interest income after provision for losses
on loans	11,112	11,197	10,486	10,896	10,763
Other income	1,666	1,777	1,662	1,933	1,643
General, administrative and other
expense (1)	9,767	10,899	11,852	8,971	8,417
Earnings before income taxes (credits)	3,011	2,075	296	3,858	3,989
Federal income taxes (credits)	850	435	(85)	1,154	1,217

NET EARNINGS	$2,161	$1,640	$381	$2,704	$2,772

Basic earnings per share (2)	$0.68	$0.50	$0.11	$0.72	$0.71
Diluted earnings per share (2)	$0.68	$0.50	$0.11	$0.72	$0.71
Cash dividends declared
per common share (3)	$0.48	$0.48	$0.48	$0.47	$0.45

__________________________________
(1) In 2005, general, administrative and other expense includes $1.4 million of costs related to accelerating the Company’s Management Recognition and Stock Option Plans.
(2) All per share amounts have been restated to give effect to the 1.5109 to 1.00 share exchange ratio provided for in the Company’s conversion offering.
(3) During the fiscal year ended March 31, 2003, the M.H.C. waived its right to receive all dividends.

	At or For the Year Ended March 31,
	2007	2006	2005	2004	2003

Key Operating Ratios and Other Data:
Return on average assets (net earnings divided
by average total assets)	0.54%	0.42%	0.10%	0.73%	0.78%
Return on average equity (net earnings
divided by average equity)	6.09	4.42	0.90	6.09	8.80
Average equity to average assets	8.83	9.47	10.93	11.95	8.92
Equity to assets at year end	8.49	8.80	9.96	11.80	11.78
Interest rate spread (difference between average
yield on interest-earning assets and average
cost of interest-bearing liabilities)	2.83	3.02	2.89	2.97	3.09
Net interest margin (net interest income
as a percentage of average interest-
earning assets)	2.96	3.10	3.02	3.14	3.24
General, administrative and other expense
to average assets (1)	2.42	2.83	2.67	2.41	2.38
Nonperforming and impaired loans
to loans receivable, net	0.40	0.33	0.42	0.36	1.09
Nonperforming and impaired assets
to total assets	0.23	0.23	0.23	0.23	0.66
Average interest-earning assets to average
interest-bearing liabilities	104.46	104.09	106.49	108.12	105.40
Allowance for loan losses to nonperforming
and impaired loans	160.32	192.23	151.66	109.10	27.17
Allowance for loan losses to nonperforming
and impaired assets	160.32	159.91	146.01	96.22	27.17
Net interest income after provision for losses
on loans, to general, administrative and
other expense (1)	114.04	102.72	100.11	121.46	127.87
Number of full-service offices	11	11	11	10	10
Dividend payout ratio	70.59	96.00	436.36	66.83	38.35

___________________________________

(1)  In calculating this ratio, general, administrative and other expense does not include provisions for losses on the disposal of real estate acquired through foreclosure.  For fiscal  2005, this ratio does not include expense relating to acceleration of the Company’s Management Recognition Plan and Stock Option Plan.

Index

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The consolidated financial statements include Wayne Savings Bancshares, Inc. and its wholly-owned subsidiary, Wayne Savings Community Bank.  Intercompany transactions and balances are eliminated in the consolidated financial statements.

The Company’s net earnings are primarily dependent on its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities and investment portfolios, and its cost of funds, consisting of interest paid on deposits and borrowings.  The Company’s net earnings also are affected by its provision for losses on loans, as well as the amount of other income, including trust fees and service charges, and general, administrative and other expense, such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and community-oriented bank dedicated to providing quality service and products to its customers.  The Company has sought to implement this strategy in recent years by: (1) closely monitoring the needs of customers and providing personal, quality customer service; (2) continuing the origination of a wide array of loan products in the Company’s market area; (3) managing interest rate risk exposure by better matching asset and liability maturities and rates; (4) increasing fee income, including the continuing growth of a trust department; (5) managing asset quality; (6) maintaining a strong retail deposit base; (7) maintaining capital in excess of regulatory requirements; and (8) emphasizing the commercial loan program to add high quality, higher yielding assets to the Company’s loan portfolio.

Discussion of Financial Condition Changes from March 31, 2006 to March 31, 2007

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Economic circumstances, the Company’s operations, and actual results could differ significantly from those discussed in forward-looking statements.  Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company’s general market area.  The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:  (1) management’s determination of the amount and adequacy of the allowance for loan losses; (2) the effect of changes in interest rates; (3) management’s opinion as to the effects of recent accounting pronouncements on the Company’s consolidated financial statements; and (4) management’s opinion as to the Bank’s ability to maintain regulatory capital at current levels.  The Company considers the allowance for loan losses and related loss provision to be a critical accounting policy.  A detailed discussion as to the application of such policy is set forth on the following pages.

Index

Discussion of Financial Condition Changes from March 31, 2006 to March 31, 2007 (continued)

At March 31, 2007, the Company reported total assets of $405.7 million, an increase of $2.1 million, or 0.5%, over the $403.7 million total at March 31, 2006.

Cash, interest-bearing deposits and investment securities decreased by $15.5 million, or 17.8%, to $71.9 million at March 31, 2007, mainly due to a reduction in investment securities, as securities totaling $22.5 million matured and $2.5 million were sold during fiscal 2007.  The proceeds from these investments were used to fund growth in loans and mortgage-based securities and the $9.0 million increase in federal funds sold.  Mortgage-backed securities increased by $13.3 million, or 23.9%, to $69.1 million, at March 31, 2007, as purchases of $32.2 million of these securities were partially offset by  principal repayments totaling $19.3 million.

During the fiscal year ended March 31, 2007, loans receivable increased by $4.7 million, or 2.0%, as the Bank originated and retained $55.2 million of loans and received payments of $50.4 million.   Rather than reinvest funds from repayments on loans in long-term, fixed-rate and lower yielding residential loans, the lending division has been able to originate shorter-term adjustable-rate commercial loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company favorably in the current interest rate environment.  The composition of the loan portfolio continued to evolve during the fiscal year ended March 31, 2007, as exemplified by a net decrease of $6.7 million in residential and construction mortgage loans, which were more than offset by increases in nonresidential real estate loans of $5.3 million and a net increase in commercial loans of $4.6 million.

At both March 31, 2007 and 2006, the allowance for loan losses totaled $1.5 million, or 0.6% of loans.  In determining the amount of loan loss allowance at any point of time, management and the Board apply a systematic process of focusing on the risk of loss in the portfolio.  First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value.  At March 31, 2007, all delinquent nonresidential, multi-family and commercial loans were viewed as well-secured, with no material loss anticipated. The second step in determining the allowance for loan losses entails the application of historic loss experience to individual loan types in the portfolio.  In addition to the historic loss percentage, management employs an additional risk percentage tailored to the Board’s and management’s perception of the overall risk in the economy.  Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process.  Due primarily to the growth of the nonresidential real estate and the commercial loan portfolio, management provided $100,000 to the allowance for loan losses during fiscal 2007.

Deposits totaled $333.5 million at March 31, 2007, an increase of $970,000, or 0.3% over the $332.6 million total at March 31, 2006, generally reflecting the Bank’s competitive deposit pricing in all market areas.  Money market investor accounts grew by $9.1 million as management introduced a 4.0% interest rate product in a promotion initiated to attract new depositors.  Certificates of deposit increased by $5.2 million.  These increases were partially offset by a decrease in savings accounts of $9.6 million and a decrease of $3.6 million in NOW accounts.  The increase in the money market and certificate of deposit accounts carried a much higher cost of funds compared to the savings and NOW account decreases, contributing to the 72 basis point increase in the cost of deposits  to the March 31, 2007 level of 2.94% compared to 2.22% at March 31, 2006.

Borrowings remained relatively unchanged at $34.5 million at March 31, 2007 as compared with $32.8 million at March 31, 2006.

Index

Discussion of Financial Condition Changes from March 31, 2006 to March 31, 2007 (continued)

Stockholders’ equity totaled $34.4 million, a decrease of $1.1 million, or 3.1%, during the fiscal year ended March 31, 2007, due primarily to purchases of treasury stock totaling $2.8 million, dividends totaling $1.6 million and an increase in the accumulated comprehensive loss arising from the SFAS No. 158 pension adjustment of $226,000.  These amounts were partially offset by $2.2 million in net earnings for the fiscal year ended March 31, 2007, a decrease of $761,000 in accumulated comprehensive losses related to the unrealized losses on available for sale securities and from stock option exercises totaling $458,000.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006

General

Net earnings totaled $2.2 million for the fiscal year ended March 31, 2007, an increase of $521,000, or 31.8%, when compared to the net earnings of $1.6 million for the fiscal year ended March 31, 2006.  The increase in net earnings was primarily attributable to a decrease in general, administrative and other expense of $1.1 million, or 10.4%, coupled with a decrease in the provision for losses on loans of $111,000, which were partially offset by a $196,000 decrease in net interest income and an $111,000 decrease in other income.

Interest Income

Interest income totaled $22.4 million for the fiscal year ended March 31, 2007, an increase of $2.7 million, or 13.8%, compared to fiscal 2006.  This increase was mainly due to an increase in the weighed-average yield on interest-earning assets to 5.91% in fiscal 2007 from 5.36% for fiscal 2006, and an increase in the average outstanding balance of $11.6 million, or 3.2%.  The yield increase was primarily due to the Federal Reserve raising the federal funds rate 50 basis points over the past year.  These rate increases have beneficially affected the yields earned on the Company’s investment securities and interest-earning deposits.  The Company has purposefully invested excess funds in shorter-term securities and adjustable-rate loans rather than long-term fixed-rate loans.  Although this strategy can sacrifice short-term income, it strengthens the Company’s interest rate risk position and allows the Company to profitably redeploy such assets in a rising interest rate environment.

Interest income on loans increased by $1.8 million, or 13.1%, for the fiscal year ended March 31, 2007, compared to the same period in 2006, due primarily to a $14.5 million, or 6.5%, increase in the average balance of loans outstanding year over year, coupled with a 39 basis point increase in the weighted-average yield on loans outstanding.  The increase in the average balance of loans was primarily due to the emphasis on nonresidential and commercial loans.

Interest income on mortgage-backed securities increased by $1.0 million, or 50.0%, during fiscal 2007, compared to fiscal 2006, due primarily to an increase of 118 basis points in the weighted-average yield to 5.01%, compared to 3.83% in the comparable 2006 period, generally reflecting the increase in market interest rates over fiscal 2007 and 2006, coupled with an increase of $8.0 million, or 14.6%, in the average balance outstanding year to year.

Index

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006 (continued)

Interest income on investment securities decreased by $395,000, or 12.9%, during fiscal 2007 compared to fiscal 2006, reflecting a decrease in the average balance of $12.2 million, or 16.0%, to $64.1 million in fiscal 2007 from $76.2 million during fiscal 2006, which was partially offset by an increase in the weighted-average yield of 15 basis points to 4.16%.  The decrease in the average volume reflects the Company’s strategy of managing interest rate risk by re-investing investment portfolio maturities in mortgage-backed securities which have a better yield and relatively shorter life than loans, when loan originations cannot keep pace with the cash flow produced by the investment portfolio.

Interest income on interest-earning deposits increased by $224,000, or 50.7%, for the fiscal year ended March 31, 2007, due primarily to an increase in the weighted-average yield of 120 basis points to 4.40%, coupled with an increase of $1.3 million, or 9.6%, in the average balance outstanding during fiscal 2007.

Interest Expense

Interest expense totaled $11.2 million for the fiscal year ended March 31, 2007, an increase of $2.9 million, or 35.2%, over fiscal 2006.  The increase in interest expense resulted from an increase in the weighted-average cost of funds of 74 basis points to 3.08% for fiscal 2007, coupled with an increase of $9.8 million, or 2.8%, in the average balance of deposits and borrowings outstanding in fiscal 2007.

Interest expense on deposits totaled $9.8 million for fiscal 2007, an increase of $2.6 million, or 35.6%, compared to fiscal 2006.  The increase resulted from an increase of 72 basis points in the weighted-average cost of deposits to 2.94% for fiscal 2007, and an increase in the average balance outstanding of $7.0 million, or 2.1%.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits to higher cost certificates of deposits contributed to the increase in the cost of deposits.

Interest expense on borrowings totaled $1.4 million for the fiscal year ended March 31, 2007, an increase of $356,000, or 32.9%, from the 2006 period, due primarily to an increase in the average balance of $2.9 million, or 10.1%, and an increase in the weighted-average cost of borrowings of 79 basis points to 4.60% for the fiscal year ended March 31, 2007 as a result of the repayment of lower rate advances.

Net Interest Income

Net interest income totaled $11.2 million for the fiscal year ended March 31, 2007, a decrease of $196,000, or 1.7%, from fiscal 2006.  The average interest rate spread decreased to 2.83% for fiscal 2007 from 3.02% for fiscal 2006.  The net interest margin decreased to 2.96% for fiscal 2007 from 3.10% for the fiscal year ended March 31, 2006.   These ratios decreased as the increase in the yield on average interest-earning assets of 55 basis points was less than the 74 basis point increase in the cost of interest-bearing liabilities.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits and NOW accounts to the higher cost of money market investor and certificates of deposit accounts contributed to the larger increase in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $100,000 and $211,000 for the fiscal years ended March 31, 2007 and 2006, respectively.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of March 31, 2007.

Index

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006 (continued)

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, trust income, service fees, and charges on deposit accounts, decreased by $111,000, or 6.2%, to $1.7 million for fiscal 2007, from $1.8 million for the fiscal year ended March 31, 2006.  The decrease resulted primarily from a decrease in the cash surrender value of life insurance of $160,000 and the absence of $67,000 in gain on sale of loans.   These decreases were partially offset by an increase in service fees, charges and other operating income of $66,000, or 5.3%, and an increase in trust income of $50,000, or 65.8%.  The decrease in cash surrender value of life insurance was the result of a cash payment received from the bank owned life insurance policy, causing the decrease in the average balance of these policies for the fiscal year ended March 31, 2007.   The absence of gain on sale of loans was due to management’s decision during fiscal 2006 to retain certain fixed-rate mortgage loans to facilitate growth in the portfolio.

General, Administrative and Other Expense

General, administrative and other expense decreased by $1.1 million, or 10.4%, to $9.8 million for the fiscal year ended March 31, 2007, compared to fiscal 2006.  The decrease in general, administrative and other expense is primarily due to a reduction in employee compensation expense of $864,000, or 13.5%, due to employee attrition coupled with management’s initiative to enhance the Bank’s sales culture, the elimination of several positions and the absence of expenses associated with the death of the Company’s Former Chairman, President and Chief Executive Officer and the retirement of the Company’s former Executive Vice President and Chief Operating Officer. Franchise tax expense was reduced by $312,000, or 59.0%, mainly due to a receivable from an amendment of prior returns coupled with the benefits of the treasury stock repurchase program from the prior year.  A decrease of $44,000, or 2.3%, in other operating expense was primarily attributable to decreased advertising and public relations costs of $59,000 and reduced professional, legal and audit expenses of $62,000, which were partially offset by an increase in internet costs of $90,000. These decreases were offset by an increase of $71,000, or 3.7%, in occupancy and equipment expense which was primarily due to increased data line costs related to the online banking program, coupled with an increase of depreciation expense, building related maintenance and real estate taxes increases.

Federal Income Taxes

Federal income tax expense was $850,000 for the fiscal year ended March 31, 2007, reflecting an increase of $415,000, or 95.4%, over fiscal 2006.  The increase resulted primarily from a $936,000, or 45.1%, increase in pre-tax earnings.  The effective tax rates for fiscal 2007 and 2006 were 28.2% and 21.0%, respectively.  The difference in the effective tax rate from the 34% statutory rate is mainly due to the beneficial effects of income from cash surrender value of life insurance and other tax-exempt obligations.

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005

General

Net earnings totaled $1.6 million for the fiscal year ended March 31, 2006, an increase of $1.3 million compared to the net earnings of $381,000 for the fiscal year ended March 31, 2005.  The increase in net earnings was primarily attributable to an increase net interest income of $492,000, a decrease in provision for losses on loans of $219,000 and a decrease in general, administrative and other expense of $953,000.  The growth in pretax earnings was partially offset by an increase in federal income taxes of $520,000.

Index

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005  (continued)

Interest Income

Interest income increased by $2.1 million, or 11.7%, to $19.7 million for the fiscal year ended March 31, 2006, compared to fiscal 2005.  This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.36% in fiscal 2006 from 4.87% for fiscal 2005, coupled with an increase in the average balance outstanding of $5.9 million, or 1.6%.  The yield increase was primarily due to the Federal Reserve raising the federal funds rate by 2.0% over the past year.  These rate increases have beneficially affected the yields earned on the Company’s investment securities and interest-bearing deposits.  The Company has purposefully invested excess funds in shorter-term securities and adjustable-rate loans rather than long-term fixed-rate loans.  Although this strategy can sacrifice short-term income, it strengthens the Company’s interest rate risk position and allows the Company to profitably redeploy such assets in a rising interest rate environment.

Interest income on loans increased by $1.2 million, or 9.3%, for the fiscal year ended March 31, 2006, compared to fiscal 2005, due primarily to a $10.2 million, or 4.8%, increase in the average balance of loans outstanding year over year, coupled with a 26 basis point increase in the weighted-average yield on loans.  The increase in the average balance of loans was primarily due to the emphasis on origination of nonresidential and commercial loans.

Interest income on mortgage-backed securities decreased by $159,000, or 7.1%, during fiscal  2006, compared to fiscal 2005, due primarily to a decrease of $18.3 million, or 25.1%, in the average balance due to principal prepayments.  The decrease in the average balance was offset by an increase of 74 basis points in the weighted-average yield to 3.83%, as compared to 3.09%, from the comparable 2005 period, generally reflecting upward interest rate adjustments in the rising rate environment.

Interest income on investment securities increased by $1.0 million, or 49.4%, during fiscal 2006 compared to fiscal 2005, reflecting an increase in the average balance of $24.1 million, or 46.1%, to $76.2 million in fiscal 2006 from $52.2 million during fiscal 2005, coupled with an increase in the weighted-average yield of 8 basis points to 4.01%.  The increase in the average volume reflects the Company’s strategy of investing in short-term investment securities in the increasing interest rate environment. This strategy provided the Company with flexibility to use funds from securities sales and repayments to originate loans such as nonresidential and commercial loans with higher yields and in some instances shorter terms.

Interest income on interest-bearing deposits increased by $6,000, or 1.4%, for the fiscal year ended March 31, 2006, due primarily to an increase in the weighted-average yield of 137 basis points to 3.20%, partially offset by a reduction in the average balance during fiscal 2006 of $10.1 million, or 42.2%.

Interest Expense

Interest expense totaled $8.3 million for the fiscal year ended March 31, 2006, an increase of $1.6 million, or 23.3%, from fiscal 2005.  The increase in interest expense resulted from an increase in the weighted-average cost of funds of 36 basis points to 2.34% for fiscal 2006, coupled with an increase of $13.5 million, or 4.0%, in the average balance of deposits and borrowings outstanding in fiscal 2006.

Interest expense on deposits totaled $7.2 million for fiscal 2006, an increase of $1.5 million, or 26.6%, compared to fiscal 2005.  The increase in interest expense resulted from an increase of 41 basis points in the weighted-average cost of deposits to 2.22% for fiscal 2006, coupled with an increase in the average balance outstanding of $11.2 million, or 3.6%.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits to higher cost certificates of deposits contributed to the increase in the cost of deposits.

Index

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005  (continued)

Interest Expense (continued)

Interest expense on borrowings totaled $1.1 million for the fiscal year ended March 31, 2006, an increase of $51,000, or 4.9%, from fiscal 2005, due primarily to an increase in the average balance of $2.3 million, or 9.0%, which was partially offset by a decrease in the weighted-average cost of funds of 15 basis points to 3.81% for the fiscal year ended March 31, 2006 as a result of the repayment of higher rate advances.

Net Interest Income

Net interest income totaled $11.4 million for the fiscal year ended March 31, 2006, an increase of $492,000, or 4.5%, from fiscal 2005.  The average interest rate spread increased to 3.02% for fiscal 2006 from 2.89% for fiscal 2005.  The net interest margin increased to 3.10% for fiscal 2006 from 3.02% for the fiscal year ended March 31, 2005.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $211,000 and $430,000 for the fiscal years ended March 31, 2006 and 2005, respectively.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of March 31, 2006.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts increased by $115,000, or 6.9%, to $1.8 million for the fiscal year ended March 31, 2006, from $1.7 million for fiscal 2005.  The increase resulted primarily from an increase in the cash surrender value of life insurance of $123,000, trust income of $76,000 and an increase of $20,000, or 1.6% in service fees, charges and other operating income, partially offset by a reduction of $104,000 in gain on sale of loans. The decline in gain on sale of loans was primarily due to a significant reduction in origination volume, amplified by management’s decision during fiscal 2006 to retain certain fixed-rate mortgage loans to facilitate growth in the portfolio.

General, Administrative and Other Expense

General, administrative and other expense decreased by $953,000, or 8.0%, to $10.9 million for the fiscal year ended March 31, 2006, compared to fiscal 2005.  The decrease in general, administrative and other expense was primarily due to the absence of the $1.4 million in accelerated expense related to the management recognition and stock option plan recognized in 2005.  Employee compensation and benefits decreased by $848,000, or 11.7%.  Net of the aforementioned accelerated expense of the management recognition and stock option plan, employee compensation and benefits increased by $554,000, due primarily to $421,000 in retirement expense recognized due to the death of the former Chief Executive Officer and retirement of the Chief Operations Officer and normal merit salary increases.  An increase of $68,000, or 3.7%, in occupancy and equipment expense was primarily due to increased data line costs related to the online banking program, coupled with an increase in depreciation expense.  A decrease of $48,000, or 8.3%, in franchise taxes was due to the reduction in equity from the repurchase of treasury stock.  The increase in other operating expense was primarily attributable to increased professional costs related to routine compliance matters, the new online banking program, and additional service charges related to the trust department.

Index

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005  (continued)

Federal Income Taxes

Federal income tax expense was $435,000 for the fiscal year ended March 31, 2006, an increase of $520,000 from fiscal 2005.  The increase resulted primarily from a $1.8 million increase in pre-tax earnings.  The difference in the effective tax rate or rate of benefits from the 34% statutory rate was mainly due to the beneficial effects of income from cash surrender value of life insurance and other tax-exempt obligations.

Index

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year Ended March 31,
	2007			2006			2005

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$237,429	$15,943	6.71%	$222,944	$14,096	6.32%	$212,785	$12,898	6.06%
Mortgage-backed securities (2)	62,598	3,137	5.01	54,629	2,091	3.83	72,911	2,250	3.09
Investment securities	64,070	2,664	4.16	76,246	3,059	4.01	52,172	2,048	3.93
Interest-earning deposits (3)	15,140	666	4.40	13,808	442	3.20	23,871	436	1.83
Total interest-earning assets	379,237	22,410	5.91	367,627	19,688	5.36	361,739	17,632	4.87

Non-interest-earning assets	22,657			24,736			23,475

Total assets	$401,894			$392,363			$385,214

Interest-bearing liabilities:
Deposits	$331,723	9,759	2.94	$324,771	7,197	2.22	$313,611	5,684	1.81
Borrowings	31,308	1,439	4.60	28,424	1,083	3.81	26,076	1,032	3.96
Total interest-bearing liabilities	363,031	11,198	3.08	353,195	8,280	2.34	339,687	6,716	1.98

Non-interest-bearing liabilities	3,389			2,025			3,410

Total liabilities	366,420			355,220			343,097

Stockholders’ equity	35,474			37,143			42,117

Total liabilities and stockholders’ equity	$401,894			$392,363			$385,214

Net interest income		$11,212			$11,408			$10,916

Interest rate spread (4)			2.83%			3.02%			2.89%

Net yield on interest-earning assets (5)			2.96%			3.10%			3.02%
Ratio of average interest-earning assets to average
interest-bearing liabilities			104.46%			104.09%			106.49%
_______________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available for sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended March 31,
	2007 vs. 2006			2006 vs. 2005
	Increase			Increase
	(decrease)		Total	(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest income attributable to:
Loans receivable	$941	$906	$1,847	$629	$569	$1,198
Mortgage-backed securities	330	716	1,046	(633)	474	(159)
Investment securities	(502)	107	(395)	965	46	1,011
Interest-bearing deposits	46	178	224	(316)	322	6
Total interest-earning assets	815	1,907	2,722	645	1,411	2,056

Interest expense attributable to:
Deposits	157	2,405	2,562	208	1,305	1,513
Borrowings	118	238	356	91	(40)	51
Total interest-bearing liabilities	275	2,643	2,918	299	1,265	1,564
Increase (decrease) in net interest income	$540	$(736)	$(196)	$346	$146	$492
Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal payments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds.  In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements.  Federal funds sold and other liquid assets outstanding at March 31, 2007, 2006 and 2005, amounted to $141.0 million, $143.2 million and $163.2 million, respectively.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of their operating, investing and financing activities.  The primary sources of cash are net earnings, principal repayments on loans and mortgage-backed securities, proceeds from advances from the FHLB, maturities and sales of investment and mortgage-backed securities.  Liquidity management is both a daily and long-term function of business management.  If the Bank requires funds beyond its ability to generate funds internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  At March 31, 2007, the Company had $34.5 million in outstanding advances from the FHLB.  At March 31, 2007, based on current collateral agreements, an additional $56.6 million in borrowing capacity is available.  If additional collateral is pledged, the Company has additional borrowing capacity from the FHLB totaling $163.6 million based on management estimates.

Index

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2007.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$86	$145	$61	$-	$292
Advances from the Federal Home Loan Bank	5,000	16,000	13,500	-	34,500
Certificates of deposit	131,641	52,378	8,592	642	193,253

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	231	-	-	-	231
Overdraft lines of credit	372	-	-	-	372
Home equity lines of credit	16,924	-	-	-	16,924
One- to four-family and multi-family loans (1)	3,516	-	-	-	3,516
Commercial lines of credit and loans (1)	16,195	-	-	-	16,195

Total contractual obligations	$173,965	$68,523	$22,153	$642	$265,283

____________________
 (1)  Including undisbursed portions of loans in process.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary.  As a result, interest rates have a greater impact on the Company’s performance than do the effect of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management-Interest Rate Sensitivity Analysis

The Bank, like other financial institutions, is subject to interest rate risk to the extent that interest-earning assets reprice at a different time than interest-bearing liabilities.  As part of their effort to monitor and manage interest rate risk, the Bank uses the “net portfolio value” (“NPV”) methodology adopted by the OTS as part of its interest rate sensitivity regulations.  The application of NPV methodology illustrates certain aspects of the Bank’s interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities.  The application of the methodology attempts to quantify interest rate risk as the change in the NPV, which would result from a theoretical change in market interest rates.

Index

Asset and Liability Management-Interest Rate Sensitivity Analysis (continued)

Presented below, as of March 31, 2007 and 2006, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 and 200 basis point decrease in market interest rates.  Due to the current interest rate environment, the changes in NPV are not estimated for a decrease of 300 basis points.

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

As of March 31, 2007
				Net Portfolio Value
Change in	Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)	$ Amount	$ Change	% Change	NPV Ratio	Change
	(In thousands)

+300 bp	$25,420	$(14,885)	(37)%	6.81%	(322	)bp
+200 bp	30,351	(9,954)	(25)	7.94		(209)
+100 bp	35,947	(4,358)	(11)	9.15		(88)
0 bp	40,305	-	-	10.03		-
-100 bp	41,912	1,607	4	10.25		22
-200 bp	39,916	(389)	(1)	9.65		(38)

As of March 31, 2006
				Net Portfolio Value
Change in	Net Portfolio Value			as % of PV of Assets(4)
Interest Rates
(Basis Points)	$ Amount	$ Change	% Change	NPV Ratio	Change
	(In thousands)

+300 bp	$30,755	$(12,524)	(29)%	8.25%	(261	)bp
+200 bp	34,937	(8,342)	(19)	9.17		(169)
+100 bp	39,412	(3,867)	(9)	10.10		(76)
0 bp	43,279	-	-	10.86		-
-100 bp	45,021	1,742	4	11.09		23
-200 bp	43,649	370	1	10.63		(23)

The Company’s policy in recent years had been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating ARM loans and other adjustable-rate or short-term loans, as well as by purchasing short-term investments and mortgage-backed securities.  However, particularly in the current interest rate environment, borrowers typically prefer fixed-rate loans to ARM loans.  Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2007.  The Company has also sought to lengthen the maturities of its deposits by promoting longer-term certificates; however, the Company was not successful in lengthening the maturities of its deposits in the interest rate environment that existed throughout fiscal 2007.

The Company has an Asset-Liability Management Committee (ALCO), which is responsible for reviewing the Company’s asset-liability policies.  The Committee meets and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.  The Bank has operated within the framework of its prescribed asset/liability risk ranges for each of the last three years.

Index

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wayne Savings Bancshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Wayne Savings Bancshares, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayne Savings Bancshares, Inc. as of March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As more fully explained in Note K, the Company changed its method of accounting for its defined benefit plan in accordance with Statement of Financial Accounting Standards No. 158.

/s/ Grant Thornton LLP

Cincinnati, Ohio
June 18, 2007

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 and 2006
 (Dollars in thousands, except share data)

ASSETS	2007	2006

Cash and due from banks	$2,194	$2,952
Federal funds sold	9,000	-
Interest-earning deposits in other financial institutions	6,021	11,171
Cash and cash equivalents	17,215	14,123

Investment securities available for sale - at market	54,128	67,505
Investment securities held to maturity - at amortized cost, approximate
market value of $573 and $5,796 at March 31, 2007 and 2006, respectively	565	5,802
Mortgage-backed securities available for sale - at market	67,856	53,932
Mortgage-backed securities held to maturity - at amortized cost, approximate
market value of $1,219 and $1,805 at March 31, 2007 and 2006, respectively	1,209	1,799
Loans receivable - net	240,049	235,312
Office premises and equipment - net	8,179	8,557
Real estate acquired through foreclosure	-	156
Federal Home Loan Bank stock - at cost	4,829	4,623
Cash surrender value of life insurance	6,034	5,811
Accrued interest receivable on loans	1,100	1,075
Accrued interest receivable on mortgage-backed securities	314	250
Accrued interest receivable on investments and interest-bearing deposits	667	700
Prepaid expenses and other assets	1,065	1,526
Goodwill and other intangible assets	2,402	2,508
Prepaid federal income taxes	125	-

Total assets	$405,737	$403,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$333,540	$332,570
Advances from the Federal Home Loan Bank	34,500	32,750
Advances by borrowers for taxes and insurance	616	521
Accrued interest payable	383	263
Accounts payable on mortgage loans serviced for others	197	225
Other liabilities	1,071	1,118
Accrued federal income taxes	-	51
Deferred federal income taxes	997	665
Total liabilities	371,304	368,163

Commitments	-	-

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized; no
shares issued)	-	-
Common stock (9,000,000 shares of $.10 par value authorized; 3,978,731
and 3,934,874 shares issued at March 31, 2007 and 2006, respectively)	398	393
Additional paid-in capital	36,106	35,604
Retained earnings - substantially restricted	11,982	11,394
Less required contributions for shares acquired by Employee Stock
Ownership Plan	(1,158)	(1,239)
Less 784,622 and 595,322 shares of treasury stock at March 31, 2007
and 2006, respectively - at cost	(12,419)	(9,625)
Accumulated comprehensive loss, net of tax benefits	(476)	(1,011)
Total stockholders’ equity	34,433	35,516

Total liabilities and stockholders’ equity	$405,737	$403,679

The accompanying notes are an integral part of these statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended March 31, 2007, 2006 and 2005
 (Dollars in thousands, except per share data)

	2007	2006	2005
Interest income
Loans	$15,943	$14,096	$12,898
Mortgage-backed securities	3,137	2,091	2,250
Investment securities	2,664	3,059	2,048
Interest-earning deposits and other	666	442	436
Total interest income	22,410	19,688	17,632

Interest expense
Deposits	9,759	7,197	5,684
Borrowings	1,439	1,083	1,032
Total interest expense	11,198	8,280	6,716

Net interest income	11,212	11,408	10,916

Provision for losses on loans	100	211	430

Net interest income after provision for
losses on loans	11,112	11,197	10,486

Other income
Gain on sale of loans	-	67	171
Trust income	126	76	-
Increase in cash surrender value of life insurance	223	383	260
Service fees, charges and other operating	1,317	1,251	1,231
Total other income	1,666	1,777	1,662

General, administrative and other expense
Employee compensation and benefits	5,518	6,382	7,230
Occupancy and equipment	1,978	1,907	1,839
Federal deposit insurance premiums	40	43	45
Franchise taxes	217	529	577
Loss (gain) on disposal of real estate acquired through foreclosure	23	(1)	(22)
Amortization of intangible assets	106	106	87
Other operating	1,885	1,933	2,096
Total general, administrative and other expense	9,767	10,899	11,852

Earnings before income taxes	3,011	2,075	296

Federal income taxes (credits)
Current	795	290	171
Deferred	55	145	(256)
Total federal income taxes (credits)	850	435	(85)

NET EARNINGS	$2,161	$1,640	$381

Basic earnings per share	$.68	$.50	$.11

Diluted earnings per share	$.68	$.50	$.11

The accompanying notes are an integral part of these statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended March 31, 2007, 2006 and 2005
 (In thousands)

	2007	2006	2005

Net earnings	$2,161	$1,640	$381

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities during the
year, net of taxes (benefits) of $392, $(113) and $(655) for
the years ended March 31, 2007, 2006 and 2005, respectively	761	(219)	(1,271)

Minimum pension liability adjustment, net of tax benefits of $117	(226)	-	-

Comprehensive income (loss)	$2,696	$1,421	$(890)

Accumulated comprehensive loss	$(476)	$(1,011)	$(792)

The accompanying notes are an integral part of these statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended March 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

		Additional		Shares	Shares	Treasury	Other comprehensive	Total
	Common	paid-in	Retained	acquired	acquired	stock -	income	stockholders’
	stock	capital	earnings	by ESOP	by MRP	at cost	(loss)	equity

Balance at April 1, 2004	$391	$34,365	$12,727	$(1,456)	$(1,142)	$(1,803)	$479	$43,561

Amortization of expense related to ESOP	-	104	-	152	-	-	-	256
Acceleration of Management Recognition and Stock Option
Plan expense	-	664	-	-	1,142	-	-	1,806
Net earnings for the year ended March 31, 2005	-	-	381	-	-	-	-	381
Dividends declared of $.48 per share	-	-	(1,737)	-	-	-	-	(1,737)
Purchase of treasury shares - at cost	-	-	-	-	-	(2,797)	-	(2,797)
Unrealized losses on securities designated as
available for sale, net of related tax benefits	-	-	-	-	-	-	(1,271)	(1,271)

Balance at March 31, 2005	391	35,133	11,371	(1,304)	-	(4,600)	(792)	40,199

Stock options exercised	2	363	-	-	-	-	-	365
Amortization of expense related to ESOP	-	108	-	65	-	-	-	173
Net earnings for the year ended March 31, 2006	-	-	1,640	-	-	-	-	1,640
Dividends declared of $.48 per share	-	-	(1,617)	-	-	-	-	(1,617)
Purchase of treasury shares - at cost	-	-	-	-	-	(5,025)	-	(5,025)
Unrealized losses on securities designated as
available for sale, net of related tax benefits	-	-	-	-	-	-	(219)	(219)

Balance at March 31, 2006	393	35,604	11,394	(1,239)	-	(9,625)	(1,011)	35,516

Stock options exercised	5	453	-	-	-	-	-	458
Amortization of expense related to ESOP	-	49	-	81	-	-	-	130
Net earnings for the year ended March 31, 2007	-	-	2,161	-	-	-	-	2,161
Dividends declared of $.48 per share	-	-	(1,573)	-	-	-	-	(1,573)
Purchase of treasury shares - at cost	-	-	-	-	-	(2,794)	-	(2,794)
Unrealized gains on securities designated as
available for sale, net of related tax benefits	-	-	-	-	-	-	761	761
Adoption of SFAS No. 158, net of related tax benefits	-	-	-	-	-	-	(226)	(226)

Balance at March 31, 2007	$398	$36,106	$11,982	$(1,158)	$-	$(12,419)	$(476)	$34,433

The accompanying notes are an integral part of these statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2007, 2006 and 2005
 (In thousands)

	2007	2006	2005

Cash flows provided by (used in) operating activities:
Net earnings for the year	$2,161	$1,640	$381
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of premiums and discounts on loans,
investments and mortgage-backed securities, net	(49)	(622)	1,244
Amortization of deferred loan origination fees	(48)	(110)	(220)
Depreciation and amortization	700	645	601
Amortization of expense related to ESOP	130	173	256
Acceleration of Management Recognition and Stock Option Plan expense	-	-	1,806
Gain on sale of loans	-	(13)	(117)
Proceeds from sale of loans in the secondary market	-	6,075	6,832
Origination of loans for sale in the secondary market	-	(6,065)	(6,017)
Provision for losses on loans	100	211	430
Loss (gain) on disposal of real estate acquire through foreclosure	23	(1)	(22)
Amortization of intangible assets	106	106	87
Federal Home Loan Bank stock dividends	(206)	(237)	(181)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(25)	(142)	72
Accrued interest receivable on mortgage-backed securities	(64)	18	(44)
Accrued interest receivable on investments and interest-bearing deposits	33	8	(390)
Prepaid expenses and other assets	118	182	186
Accrued interest payable	120	65	(5)
Accounts payable and other liabilities	(57)	(166)	(81)
Federal income taxes
Current	(174)	753	(564)
Deferred	55	145	(256)
Net cash flows provided by operating activities	2,923	2,665	3,998

Cash flows provided by (used in) investing activities:
Purchase of investment securities held to maturity	-	-	(93)
Purchase of investment securities designated as available for sale	(5,607)	(11,850)	(35,547)
Proceeds from maturity of investment securities held to maturity	2,745	6,240	2,175
Proceeds from sale of investment securities held to maturity	2,493	-	-
Proceeds from maturity of investment securities designated
as available for sale	19,746	5,188	2,516
Purchase of mortgage-backed securities designated as available for sale	(32,195)	(22,361)	(8,018)
Principal repayments on mortgage-backed securities held to maturity	583	818	1,825
Principal repayments on mortgage-backed securities designated as
available for sale	18,693	23,564	33,122
Proceeds from sale of mortgage-backed securities	26	2,860	-
Loan principal repayments	50,413	34,984	52,550
Loan disbursements	(55,202)	(57,050)	(50,178)
Purchase of office premises and equipment	(322)	(280)	(421)
Increase in cash surrender value of life insurance	(223)	(405)	(260)
Proceeds from life insurance	-	1,175	-
Proceeds from sale of real estate acquired through foreclosure	133	163	311
Net cash used in the acquisition of Stebbins Bancshares, Inc.	-	-	(1,314)
Net cash provided by (used in) investing activities	1,283	(16,954)	(3,332)

Net cash flows provided by (used in) operating and investing
activities (balance carried forward)	4,206	(14,289)	666

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended March 31, 2007, 2006 and 2005
 (In thousands)

	2007	2006	2005

Net cash flows provided by (used in) operating and investing
activities (balance brought forward)	$4,206	$(14,289)	$666

Cash flows provided by (used in) financing activities:
Net increase in deposits	970	11,984	3,946
Proceeds from Federal Home Loan Bank advances	78,400	80,275	15,000
Repayments on Federal Home Loan Bank advances	(76,650)	(87,525)	(5,000)
Advances by borrowers for taxes and insurance	95	40	(5)
Dividends paid on common stock	(1,591)	(1,644)	(1,755)
Tax benefits related to stock benefit plans	8	80	-
Proceeds from exercise of stock options	448	285	-
Purchase of treasury shares - at cost	(2,794)	(5,025)	(2,797)
Net cash flows provided by (used in)
financing activities	(1,114)	(1,530)	9,389

Net increase (decrease) in cash and cash equivalents	3,092	(15,819)	10,055

Cash and cash equivalents at beginning of year	14,123	29,942	19,887

Cash and cash equivalents at end of year	$17,215	$14,123	$29,942

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal income taxes	$1,129	$325	$568

Interest on deposits and borrowings	$11,078	$8,215	$6,728

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through
foreclosure	$-	$412	$268

Unrealized gains (losses) on securities designated as available
for sale, net of related tax effects	$761	$(219)	$(1,271)

Minimum pension liability adjustment, net of related tax effects	$(226)	$-	$-

Recognition of mortgage servicing rights in accordance
with SFAS No. 140	$-	$54	$54

Dividends payable	$383	$401	$428

Stebbins acquisition, net of cash and cash equivalents acquired:
Assets
Securities			$11,787
Loans, net			12,225
Other			60
Goodwill and other intangibles			2,701
Liabilities assumed
Deposits			(24,810)
Other liabilities			(649)

Net cash and cash equivalents paid at acquisition			$1,314

The accompanying notes are an integral part of these statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Wayne Savings Bancshares, Inc. (the “Company”) and its wholly owned subsidiary Wayne Savings Community Bank (“Wayne Savings” or the “Bank”).  During fiscal 2004, the Company’s Board of Directors approved a business combination, which was completed in fiscal 2005, whereby Stebbins Bancshares, Inc., the parent of Stebbins National Bank, was merged into Wayne Savings Bancshares, Inc. and Stebbins National Bank merged with and into Wayne Savings Community Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the March 31, 2005 consolidated financial statements herein include the accounts of Stebbins Bancshares from the June 1, 2004 acquisition date through March 31, 2005. Intercompany transactions and balances are eliminated in the consolidated financial statements.  In addition to the Bank, the Company owns a 49% ownership interest in Oak Tree Title, Inc., a title insurance agency.  The Company accounts for this investment using the equity method.

The Bank conducts a general banking business in north central Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Bank’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

The financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

The following is a summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying financial statements.

1.  Investment Securities and Mortgage-Backed Securities

The Company accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity.  Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders’ equity. Realized gains or losses on sales of securities are recognized using the specific identification method.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

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

Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans.  There were no loans identified as held for sale at March 31, 2007 and 2006.

The Bank recognizes rights to service mortgage loans for others pursuant to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In accordance with SFAS No. 140, an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

The Bank recognized no mortgage servicing rights during fiscal 2007, as management elected to retain all loans originated for the year.  The Bank recognized $54,000 of pre-tax gains on sales of loans related to capitalized mortgage servicing rights during both of the fiscal years ended March 31, 2006 and 2005.

SFAS No. 140 requires that capitalized mortgage servicing rights be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Bank, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the “economic” value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

The Bank recorded amortization related to mortgage servicing rights totaling approximately $36,000, $28,000 and $61,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.  At March 31, 2007 and 2006, the carrying value of the Bank’s mortgage servicing rights, which approximated fair value, totaled $275,000 and $311,000, respectively.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.  Loan Origination Fees

The Bank accounts for loan origination fees in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits deferred loan origination costs to the direct costs attributable to the origination of a loan, i.e. principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Bank’s experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

4.  Allowance for Loan Losses

It is the Bank’s policy to provide valuation allowances for losses inherent within the loan portfolio that are both probable and can be reasonably estimated. When the collection of a loan becomes doubtful, or otherwise troubled, the Bank records a charge-off equal to the difference between the fair value of the property securing the loan and the loan’s carrying value. In providing valuation allowances, costs of holding real estate are considered.  Major loans (including development projects) and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

The Bank accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral.

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Bank considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value of collateral.

It is the Bank’s policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans are evaluated for impairment at the time it becomes possible that the Bank will not collect all contractual amounts due. Generally, this analysis is performed before a loan becomes ninety days delinquent.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.  Allowance for Loan Losses (continued)

The Bank had not identified any loans as impaired during the years ended March 31, 2007, 2006 or 2005. During the time a loan is deemed impaired, the Bank would record interest income using the cash method of accounting.

5. Office Premises and Equipment

Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the shorter of the remaining useful lives of the assets, or the lease term, estimated to be ten to fifty years for buildings and improvements, five to ten years for furniture and equipment, ten to twenty years for leasehold improvements, and forty years for safe deposit boxes.  An accelerated method is used for tax reporting purposes.

6.  Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure is carried at the lower of the loan’s unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties’ fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

7.  Federal Income Taxes

The Company accounts for federal income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes.” In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, certain components of retirement expense, general loan loss allowances and mortgage servicing rights. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.  Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year, reduced by unallocated shares in the Employee Stock Ownership Plan (“ESOP”) totaling 108,650, 118,717 and 129,109 shares for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Diluted earnings per common share include the dilutive effects of additional potential common shares issuable under the Company’s stock option plan. For each of the years presented, there were no shares excluded from the diluted earnings per share calculation because the related options were anti-dilutive. The computations are as follows:

	2007	2006	2005

Weighted-average common shares outstanding (basic)	3,184,336	3,296,674	3,571,736

Dilutive effect of assumed exercise of stock options	5,754	17,222	31,354

Weighted-average common shares outstanding (diluted)	3,190,090	3,313,896	3,603,090

9.  Stock Option and Benefit Plans

The Company has a 1993 Incentive Stock Option Plan that provided for the issuance of 196,390 adjusted shares of common stock.  In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 204,081 options of authorized common stock.

In the fourth quarter of fiscal 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the recognition of compensation related to stock option awards based on the fair value of the option award on the grant date. Compensation cost is then recognized over the vesting period. Subsequent to adoption of SFAS No. 123(R), the Company modified 163,265 stock option awards under the 2003 Stock Option Plan, eliminating the reload options contained therein and immediately vesting these shares. Pursuant to SFAS No. 123(R), the modification represented a new grant.  Accordingly, pursuant to the modified prospective application method under SFAS No. 123(R), the Company recognized compensation expense representing the fair value of the option awards at the date of modification. This change in measuring compensation cost, integrated with the incremental expense of accelerating the Management Recognition Plan, resulted in a pre-tax charge of $664,000 and an after-tax charge to earnings of $450,000, or $.12 per diluted share in fiscal 2005.  During fiscal 2007 and 2006, the Company recognized tax benefits on exercised options totaling $8,000 and $80,000, respectively.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9.  Stock Option and Benefit Plans (continued)

A summary of the status of the Company’s stock option plans as of March 31, 2007, 2006 and 2005, and changes during the years ending on those dates is presented below:

	2007		2006		2005
		Exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	179,148	$13.92	214,204	$13.84	214,204	$13.84
Granted	-	-	-	-	163,265	13.95
Exercised	(60,924)	13.86	(27,556)	13.32	-	-
Forfeited	(4,000)	13.95	(7,500)	13.95	(163,265)	13.95

Outstanding at end of year	114,224	$13.95	179,148	$13.92	214,204	$13.84

Options exercisable at year-end	114,224	$13.95	179,148	$13.92	214,204	$13.84

Fair value of options granted		$-		$-		$4.07

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal 2005:

Dividend yield	4.5%
Expected volatility	27.3
Expected life in years	9

The following information applies to options outstanding at March 31, 2007:

Number outstanding	114,224
Exercise price on all outstanding options	$13.95
Weighted-average remaining contractual life	7.0 years

At March 31, 2007, all of the stock options are subject to exercise at the discretion of the grantees with all options expiring in fiscal 2014.

In connection with conversion to stock form, the Company implemented a Management Recognition Plan and an ESOP.  The Management Recognition Plan provided for the grant of share awards to certain members of management and the directorate. The value of such awards totaled $1.1 million at acquisition and was originally scheduled to vest over a five year period. The Company recognized scheduled expense under the plan of $231,000 in fiscal 2005, and accelerated the vesting of the remaining awards in fiscal 2005, resulting in additional expense of $738,000.

Additionally, the Company initiated an ESOP in fiscal 2003 that provided for the purchase of 163,265 shares in the Company’s conversion offering. The Company recognized expense under the ESOP of $149,000, $161,000 and $256,000 in fiscal 2007, 2006 and 2005, allocating 10,023, 11,358 and 15,695 shares in those respective years.  At March 31, 2007, 108,832 ESOP shares remain unallocated.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing deposits due from other financial institutions with original maturities of less than three months.

11.  Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2007 and 2006:

Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate, and commercial.  These loan categories were further delineated into fixed-rate and adjustable-rate loans.  The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.  For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values.  The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Deposits: The fair value of NOW accounts, passbook and club accounts, money market deposits, commercial repurchase accounts and advances by borrowers is deemed to approximate the amount payable on demand.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.  Fair Value of Financial Instruments (continued)

Advances from Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2007 and 2006, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$17,215	$17,215	$14,123	$14,123
Investment securities	54,693	54,701	73,307	73,301
Mortgage-backed securities	69,065	69,075	55,731	55,737
Loans receivable - net	240,049	238,129	235,312	232,733
Federal Home Loan Bank stock	4,829	4,829	4,623	4,623

	$385,851	$383,949	$383,096	$380,517

Financial liabilities
Deposits	$333,540	$323,200	$332,570	$319,617
Advances from the Federal Home
Loan Bank	34,500	34,331	32,750	32,225
Advances by borrowers for taxes
and insurance	616	616	521	521

	$368,656	$358,147	$365,841	$352,363
12.  Investment in Federal Home Loan Bank Stock

The Company is required, as a condition of membership in the Federal Home Loan Bank of Cincinnati (FHLB), to maintain an investment in FHLB common stock.  The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value.  The Company’s ability to redeem FHLB shares is dependent on the redemption practices of the FHLB.  At March 31, 2007, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13.  Advertising

Advertising costs are expensed when incurred.  The Company’s advertising expense totaled $101,000 $146,000 and $163,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

14.  Goodwill and Other Intangible Assets

In connection with the Stebbins Bancshares, Inc. acquisition in fiscal 2005, the Company initially recorded goodwill and other intangible assets totaling $2.7 million.  The composition of these assets at March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006
	(In thousands)

Goodwill	$1,719	$1,719
Other intangible assets - net	683	789

Total	$2,402	$2,508

The Company recorded amortization relative to intangible assets totaling $106,000, $106,000 and $87,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.  Such amortization is derived using the interest method over a twelve year estimated useful life.  Pursuant to SFAS No. 142, the Company is required to annually test goodwill and other intangible assets for impairment.  The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

15.  Reclassifications

Certain prior year amounts have been reclassified to conform to the March 31, 2007 consolidated financial statement presentation.

16.  Recent Accounting Developments

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

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

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.  Recent Accounting Developments (continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset.  Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or April 1, 2008 as to the Company and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material adverse effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefits to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  This EITF is effective beginning April 1, 2008.  The EITF can be adopted as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods.  The Company is in the process of evaluating the impact the adoption of EITF 06-4 will have on the financial statements, but currently does not believe the Issue will have a material adverse effect on the financial condition or results of operations

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.  Recent Accounting Developments (continued)

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized Accordance with FASB Technical Bulletin No. 85-4.”  The guidance in EITF 06-5 requires policy holders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract.  If is it probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts.  The amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts.  The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last policy or certificate in a group policy.

The Company holds a number of life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies.  The consensus in EITF 06-5 is effective for fiscal years beginning after December 15, 2006 or April 1, 2007 as to the Company. Management is currently evaluating EITF 06-5, but does not expect it to have a material effect on the Company’s consolidated statements of financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006.  The adoption of SAB 108 had no effect on the Company’s financial statements for the year ended March 31, 2007.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115.”  This Statement allows companies the choice to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.  Recent Accounting Developments (continued)

measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its financial statements.

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Carrying values and estimated fair values of investment securities at March 31, 2007 and 2006 are summarized as follows:

	March 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)

Held to maturity:
U.S. Government and agency
obligations	$422	$1	$-	$423
Municipal obligations	143	7	-	150

	$565	$8	$-	$573

Available for sale:
Corporate bonds and notes	$1,000	$3	$-	$1,003
U.S. Government and agency
obligations	40,508	3	362	40,149
Municipal obligations	12,767	224	15	12,976

	$54,275	$230	$377	$54,128

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

	March 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)

Held to maturity:
Corporate bonds and notes	$4,992	$2	$19	$4,975
U.S. Government and agency
obligations	641	1	-	642
Municipal obligations	169	10	-	179

	$5,802	$13	$19	$5,796

Available for sale:
Corporate bonds and notes	$1,006	$18	$-	$1,024
U.S. Government and agency
obligations	56,122	1	962	55,161
Municipal obligations	11,183	180	43	11,320

	$68,311	$199	$1,005	$67,505

During fiscal 2007, management elected to sell a $2.5 million corporate bond investment from the held to maturity portfolio, due to concerns as to the credit quality of the issuer.  The security was scheduled to mature in January 2007.  The sale occurred in September 2006 and resulted in a gross realized gain of approximately $400.

The Company has pledged investment securities to secure public deposits and commercial repurchase agreements totaling $16.0 million and $14.8 million at March 31, 2007 and 2006, respectively.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2007 and 2006, are summarized as follows:

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage
Corporation participation certificates	$249	$3	$-	$252
Government National Mortgage
Association participation certificates	393	1	2	392
Federal National Mortgage
Association participation certificates	567	8	-	575

	$1,209	$12	$2	$1,219

Available for sale:
Federal Home Loan Mortgage
Corporation participation certificates	$25,863	$50	$178	$25,735
Government National Mortgage
Association participation certificates	3,240	5	13	3,232
Federal National Mortgage
Association participation certificates	28,816	93	200	28,709
Private Issue Mortgage Association
participation certificates	10,168	61	49	10,180

	$68,087	$209	$440	$67,856

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage
Corporation participation certificates	$381	$4	$-	$385
Government National Mortgage
Association participation certificates	609	1	6	604
Federal National Mortgage
Association participation certificates	809	7	-	816

	$1,799	$12	$6	$1,805

Available for sale:
Federal Home Loan Mortgage
Corporation participation certificates	$21,746	$24	$271	$21,499
Government National Mortgage
Association participation certificates	1,835	-	40	1,795
Federal National Mortgage
Association participation certificates	27,105	69	407	26,767
Private Issue Mortgage Association
participation certificates	3,974	-	103	3,871

	$54,660	$93	$821	$53,932

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

The amortized cost of investment securities, including those designated as available for sale, at March 31, 2007 and 2006, by contractual terms to maturity, are shown below. The mortgage-backed securities are scheduled to mature at various dates up to thirty years in the future and are repaid in monthly installments. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

	March 31,
	2007		2006
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(In thousands)
Held to maturity:
Due within one year or less	$-	$-	$4,992	$4,975
Due in one to five years	66	68	-	-
Due in five to ten years	77	82	169	179
Due after ten years	422	423	641	642
	565	573	5,802	5,796

Mortgage-backed securities	1,209	1,219	1,799	1,805

	$1,774	$1,792	$7,601	$7,601

Available for sale:
Due within one year or less	$19,723	$19,626	$17,643	$17,475
Due in one to five years	13,831	13,591	32,537	31,837
Due in five to ten years	9,560	9,532	9,287	9,171
Due after ten years	11,160	11,379	8,844	9,022
	54,274	54,128	68,311	67,505

Mortgage-backed securities	68,087	67,856	54,660	53,932

	$122,362	$121,984	$122,971	$121,437

Proceeds from the sale of mortgage-backed securities during the fiscal year ended March 31, 2007, totaled $26,000 resulting in an immaterial gross realized gain. Proceeds from the sale of mortgage-backed securities during the fiscal year ended March 31, 2006, totaled $2.9 million.  Such sales resulted in no gross realized gains or losses.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2007 and 2006:

	March 31, 2007
	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)

Municipal obligations	-	$-	$-	3	$1,952	$15	3	$1,952	$15
U.S. Government and
agency obligations	1	1,995	5	29	33,765	357	30	35,760	362
Mortgage-backed
securities	7	9,317	47	37	28,325	393	44	37,642	440
Total temporarily
impaired securities	8	$11,312	$52	69	$64,042	$765	77	$75,354	$817

	March 31, 2006
	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)

Municipal obligations	5	$3,323	$43	-	$-	$-	5	$3,323	$43
U.S. Government and
agency obligations	20	22,103	273	28	31,395	689	48	53,498	962
Corporate bonds
and notes	1	2,487	19	-	-	-	1	2,487	19
Mortgage-backed
securities	23	22,735	256	29	21,211	571	52	43,946	827

Total temporarily
impaired securities	49	$50,648	$591	57	$52,606	$1,260	106	$103,254	$1,851

Management has the intent and ability to hold these securities for the foreseeable future.  The decline in the fair value is primarily due to an increase in market interest rates.  The fair values are expected to recover as securities approach the respective maturity dates.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE C - LOANS RECEIVABLE

The composition of the loan portfolio at March 31 is as follows:

	2007	2006
	(In thousands)
One- to four-family residential	$144,217	$149,134
Multi-family residential	8,938	7,930
Construction	2,019	4,675
Nonresidential real estate and land	56,049	50,778
Commercial	32,648	21,550
Consumer and other	5,460	4,901
	249,331	238,968
Less:
Undisbursed portion of loans in process	7,334	1,729
Deferred loan origination fees	425	443
Allowance for loan losses	1,523	1,484

	$240,049	$235,312

The Bank’s lending efforts have historically focused on one- to four-family residential and multi-family residential real estate loans, which comprise approximately $154.4 million, or 64%, of the total loan portfolio at March 31, 2007, and $160.0 million, or 68%, of the total loan portfolio at March 31, 2006. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Company with adequate collateral coverage in the event of default. Nevertheless, the Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending areas of north central Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Company’s primary lending areas are presently stable.

As discussed previously, Wayne Savings has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $30.4 million and $34.4 million at March 31, 2007 and 2006, respectively.

In the normal course of business, the Bank has made loans to certain of its directors, officers and their related business interests. Related party loans are made on the same terms that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees.  The table below illustrates the activity for the related party loans:

2007
(In thousands)

Beginning balance	$2,767
New loans	-
Draws on existing lines of credit	37
Repayments	(122)

Balance at March 31, 2007	$2,682

There were no loans originated to officers, directors and their related business interests during fiscal 2007.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE D - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is summarized as follows for the fiscal years ended March 31:

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$1,484	$1,374	$815
Provision for losses on loans	100	211	430
Increase due to Stebbins acquisition	-	-	230
Charge-offs of loans	(83)	(158)	(126)
Recovery of loans previously charged off	22	57	25

Balance at end of year	$1,523	$1,484	$1,374

As of March 31, 2007, the Bank’s allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

Non-accrual and nonperforming loans totaled approximately $950,000 and $772,000 at March 31, 2007 and 2006, respectively.

During the fiscal years ended March 31, 2007, 2006 and 2005, interest income of approximately $63,000, $44,000 and $40,000, respectively, would have been recognized had non-accrual loans been performing in accordance with contractual terms.

NOTE E - OFFICE PREMISES AND EQUIPMENT

Office premises and equipment are comprised of the following at March 31:

	2007	2006
	(In thousands)

Land and improvements	$1,699	$1,654
Office buildings and improvements	7,331	7,310
Furniture, fixtures and equipment	4,230	4,038
Leasehold improvements	356	356
	13,616	13,358
Less accumulated depreciation and amortization	5,437	4,801

	$8,179	$8,557

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE F - DEPOSITS

Deposits consist of the following major classifications at March 31:

Deposit type and weighted-average
interest rate	2007	2006
	(In thousands)
NOW accounts
2007 - 0.28%	$53,235
2006 - 0.33%		$56,791
Savings accounts
2007 - 0.59%	51,694
2006 - 0.58%		61,339
Money market investor
2007 - 2.96%	29,805
2006 - 2.09%		20,656
Commercial repurchase agreements
2007 - 4.26%	5,553
2006 - 3.76		5,704
Total demand, transaction and
Savings account deposits	140,287	144,490

Certificates of deposit
Original maturities of:
Less than 12 months
2007 - 4.75%	55,593
2006 - 4.05%		61,814
12 to 24 months
2007 - 4.59%	33,020
2006 - 2.38%		19,181
25 to 36 months
2007 - 4.27%	22,374
2006 - 3.41%		18,541
More than 36 months
2007 - 4.36%	42,827
2006 - 4.44%		53,641
Jumbo
2007 - 5.16%	39,439
2006 - 4.34%		34,903

Total certificates of deposit	193,253	188,080

Total deposit accounts	$333,540	$332,570

At March 31, 2007 and 2006, the Bank had certificates of deposit with balances in excess of $100,000 totaling $42.2 million and $37.8 million, respectively.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE F - DEPOSITS (continued)

Interest expense on deposits for the fiscal years ended March 31 is summarized as follows:

	2007	2006	2005
	(In thousands)

Savings accounts	$320	$464	$653
NOW and money market deposit accounts	813	527	383
Commercial repurchase agreements	229	148	-
Certificates of deposit	8,397	6,058	4,648

	$9,759	$7,197	$5,684

Maturities of outstanding certificates of deposit at March 31 are summarized as follows:

	2007	2006
	(In thousands)
Maturing year ending March 31,
2007	$-	$129,966
2008	131,833	34,454
2009	38,597	11,439
2010	13,589	10,370
2011	4,283	1,271
2012	4,309	59
2013 and thereafter	642	521

	$193,253	$188,080

At March 31, 2007, approximately $3,000 of overdrawn accounts were reclassified to loans receivable.

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank, collateralized at March 31, 2007 and 2006 by pledges of certain residential mortgage loans totaling $46.6 million and $40.9 million, respectively, and the Bank’s investment in Federal Home Loan Bank stock, are summarized as follows:

	Maturing
	year ending
Interest rate range	March 31,	2007	2006
		(Dollars in thousands)

3.13% - 3.36%	2007	$-	$15,250
3.51% - 3.61%	2008	5,000	5,000
4.01% - 5.31%	2009	7,500	2,500
4.34% - 5.16%	2010	8,500	2,500
4.60% - 5.15%	2011	5,500	2,500
4.77% - 5.12%	2012 and thereafter	8,000	5,000
		$34,500	$32,750

Weighted-average interest rate		4.71%	4.19%

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE H - FEDERAL INCOME TAXES

The provision for federal income taxes (credits) is computed as follows:

	2007	2006	2005
	(In thousands)

Federal income taxes computed at
expected 34% statutory rate	$1,024	$706	$101
Cash surrender value of life insurance	(76)	(130)	(88)
Tax-exempt obligations, net	(150)	(159)	(129)
Other	52	18	31

Federal income tax provision (benefit)
per consolidated financial statements	$850	$435	$(85)

  The composition of the Corporation’s net deferred tax liability at March 31 is as follows:

Taxes (payable) refundable on temporary	2007	2006
differences at statutory rate:	(In thousands)

Deferred tax assets:
Deferred loan origination fees	$144	$151
General loan loss allowance	518	516
Unrealized losses on securities available for sale	129	522
Pension adjustment	117	-
Reserve for uncollected interest	22	16
Benefit plan expense	72	128
Other	14	10
Total deferred tax assets	1,016	1,343

Deferred tax liabilities:
Prepaid pension	(171)	(187)
Federal Home Loan Bank stock dividends	(1,151)	(1,080)
Book/tax depreciation differences	(257)	(312)
Financed loan fees	(120)	(109)
Mortgage servicing rights	(93)	(106)
Purchase price adjustments - net	(221)	(214)
Total deferred tax liabilities	(2,013)	(2,008)

Net deferred tax liability	$(997)	$(665)

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE H - FEDERAL INCOME TAXES (continued)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2007. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2007.

NOTE I - COMMITMENTS

The Company is a party to financial instruments with off balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company’s involvement in such financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

At March 31, 2007, the Company had the following commitments:

(In thousands)

To originate loans	$2,699
Undisbursed portion of loans in process	817
Commercial undisbursed portion of loans in process	6,517
Unused lines of credit for HELOC	16,924
Unused lines of credit for overdrafts	372
Unused lines of credit on commercial loans	9,678
Outstanding letters of credit	231

$37,238

All commitments to originate loans are fixed rate commitments with interest rates ranging from 5.75% to 6.25%.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE I - COMMITMENTS (continued)

extending loan commitments to customers.  Management believes that all disbursements for commitments will be funded via normal cash flow from operations and existing excess liquidity.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally includes a mortgage interest in real estate as security.

The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

Fiscal year ended	(In thousands)

2008	$86
2009	86
2010	62
2011	57
2012	7

Total	$298

The Company incurred rental expense under operating leases totaling approximately $84,000, $71,000 and $70,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

There were no other material commitments or contingencies at March 31, 2007.

NOTE J - REGULATORY CAPITAL

The Bank is subject to minimum regulatory capital standards promulgated by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g. one- to four-family residential loans carry a risk-weighted factor of 50%.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE J - REGULATORY CAPITAL (continued)

As of March 31, 2007, management believes that the Bank met all capital adequacy requirements to which it was subject. As of the most recent examination date, management was advised by the OTS that the Bank met the definition of a “well capitalized” institution.

The Bank’s management believes that, under the current regulatory capital regulations, the Bank will continue to maintain its well-capitalized classification in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank’s market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

The following tables set forth Wayne Savings’ tangible, core and risk-based capital position at March 31, 2007 and 2006.

	As of March 31, 2007
							To be “well-
							capitalized” under
			For capital				prompt corrective
	Actual		adequacy purposes				action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)

Tangible capital	$31,736	7.9%	>$	6,060	>	1.5%	>$	20,200	>	5.0%

Core capital	$31,736	7.9%	>$	16,160	>	4.0%	>$	24,240	>	6.0%

Risk-based capital	$33,259	14.3%	>$	18,593	>	8.0%	>$	23,241	>	10.0%

	As of March 31, 2006
							To be “well-
							capitalized” under
			For capital				prompt corrective
	Actual		adequacy purposes				action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)

Tangible capital	$33,078	8.2%	>$	6,046	>	1.5%	>$	20,152	>	5.0%

Core capital	$33,078	8.2%	>$	16,122	>	4.0%	>$	24,183	>	6.0%

Risk-based capital	$34,562	15.0%	>$	18,410	>	8.0%	>$	23,010	>	10.0%

The Bank is subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Company. Generally, the Bank’s payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year, plus the two preceding years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of the limitation.  In fiscal 2006, the Bank received approval for capital distributions in excess of the last two year’s earnings. At March 31, 2007, the Bank had  the ability to distribute $1.8 million to the Company without prior OTS approval.  Management does not believe future dividend payments will be unreasonably restricted given the Bank’s current well-capitalized status.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE K - BENEFIT PLANS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial condition.  The funded status was previously disclosed in the notes to the Company’s financial statements, but differed from the amount recognized in the statement of financial condition.  SFAS No. 158 does not change the accounting for the Company’s defined contribution plan.

The recognition and disclosure provisions of SFAS No. 158 was effective as to the Company as of March 31, 2007.  Retrospective application was not permitted.  The Company adopted the recognition and disclosure provisions of SFAS No. 158 effective March 31, 2007.  The Company uses a March 31 measurement date for its pension plan.

At March 31, 2007, the Company’s fair value of plan assets totaling $1.2 million exceeded the projected benefit obligation of the plan of $1.0 million.  The adoption of SFAS No. 158 had the following effect on the Company’s statement of financial condition as of March 31, 2007:

	As of March 31, 2007
	Prior to	Effect of
	adoption of	adopting	As
	SFAS No. 158	SFAS No. 158	adjusted
	(In thousands)

Prepaid pension benefits	$501	$(343)	$158
Deferred income taxes	-	117	117
Accumulated other comprehensive loss	-	226	226

The adoption of SFAS No. 158 did not affect the Company’s statement of earnings for the fiscal year ended March 31, 2007, or any prior periods.  Application of SFAS No. 158 will not change the calculation of net earnings in future periods, but will affect the calculation of other comprehensive income.

The amounts recognized in accumulated other comprehensive income at March 31, 2007, consists of:

(In thousands)

Prior service costs	$-
Actuarial losses	$343

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE K - BENEFIT PLANS (continued)

The amounts included in accumulated other comprehensive income at March 31, 2007, and expected to be recognized in net periodic pension cost during the fiscal year ended March 31, 2008, are as follows:

(In thousands)

Prior service costs	$-
Actuarial losses	$24

The Company does not expect to have any plan assets returned during the fiscal year ended March 31, 2008.

The Plan’s assets are invested in a prototype investment strategy classified as a “balanced investment approach.”  This investment strategy permits the asset allocation to range between 40% to 60% for equities and fixed income investments.  This model is further defined to permit the use of multiple equity mutual funds as deemed appropriate by the fund’s investment advisor.  The types of mutual funds include, but are not limited to, large, mid or small capitalization funds to international mutual funds.  The fixed income investment model is categorized as a core model using a single mutual fund with both long and shorter term focus.  Depending on the needs of the plan benefits, certain levels of liquidity in the Plan will vary depending on scheduled benefit or lump sum distribution requirements.  The remaining fund assets are subject to the previously mentioned investment guidelines.  The actual rate of return on plan assets for 2007 was 4.1% for fixed income investments, 15.8% on equity investments and 8.6% on total plan assets.  The actual rate of return and the expected long term rate of return using a balanced investment approach were used as the basis for the actuarial assumptions of 7% for all the expected long term rate of return on assets in 2007, 2006 and 2005, respectively.

Information with respect to the Plan for the years ended March 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In thousands)

Projected benefit obligation at beginning of year	$1,007	$2,323	$2,381
Service cost	-	-	-
Interest cost	65	136	152
Actuarial (gain) loss	156	(236)	339
Benefits paid	(186)	(1,216)	(549)

Projected benefit obligation at end of year	$1,042	$1,007	$2,323

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE K - BENEFIT PLANS (continued)

The changes in the Plan’s assets are computed as follows:

	2007	2006	2005
	(In thousands)

Fair value of plan assets at beginning of year	$1,256	$2,323	$2,704
Actual return on plan assets	130	149	155
Employer contributions	-	-	13
Benefits paid	(186)	(1,216)	(549)

Fair value of plan assets at end of year	$1,200	$1,256	$2,323

The weighted-average actuarial assumptions used in the valuations were:

	2007	2006	2005
	(In thousands)

Weighted-average discount rate	6.00%	6.50%	6.00%
Weighted-average expected long-term rate on return
on plan assets	7.00%	7.00%	7.00%

Net periodic pension costs include the following components:

Service cost	$-	$-	$-
Interest cost	65	136	152
Actual return on plan assets, net	(87)	(159)	(155)
Amortization of prior net loss	17	73	28
Settlement losses	-	358	89

Net periodic pension cost (income)	$(5)	$408	$114
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Fiscal year ending in	Retirement benefits
(In thousands)

2008	$29
2009	44
2010	56
2011	33
2012	32
2013 – 2017	252

In addition to the defined benefit plan, the Company has an ESOP with an integrated 401(k) plan.  The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions for each of the fiscal years ended March 31, 2007, 2006 and 2005.  Expense related to the ESOP and integrated 401(k) plan totaled $148,000, $135,000 and $121,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE L - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC.

The following condensed financial statements summarize the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the fiscal years ended March 31, 2007, 2006 and 2005:

WAYNE SAVINGS BANCSHARES, INC.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 and 2006
(In thousands)

ASSETS	2007	2006

Cash and due from banks	$66	$98
Notes receivable from Wayne Savings	1,158	1,240
Investment in Wayne Savings	33,689	34,569
Prepaid expenses and other assets	24	22

Total assets	$34,937	$35,929

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other liabilities	$504	$413

Stockholders’ equity
Common stock and additional paid-in capital	36,504	35,997
Retained earnings	11,982	11,394
Less required contributions for shares acquired by ESOP	(1,158)	(1,239)
Treasury stock - at cost	(12,419)	(9,625)
Accumulated other comprehensive loss	(476)	(1,011)
Total stockholders’ equity	34,433	35,516
Total liabilities and stockholders’ equity	$34,937	$35,929

WAYNE SAVINGS BANCSHARES, INC.
STATEMENTS OF EARNINGS
Year ended March 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Income
Interest income	$73	$85	$103
Equity in earnings of Wayne Savings	2,255	1,715	1,610
Total income	2,328	1,800	1,713

General, administrative and other expense	215	199	1,966

Earnings (loss) before federal income tax benefits	2,113	1,601	(253)

Federal income tax benefits	(48)	(39)	(634)

Net earnings	$2,161	$1,640	$381

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE L - CONDENSED FINANCIAL STATEMENTS OF WAYNE SAVINGS BANCSHARES, INC. (continued)

WAYNE SAVINGS BANCSHARES, INC.
STATEMENTS OF CASH FLOWS
Year ended March 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings for the year	$2,161	$1,640	$381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization and depreciation	-	-	2
Distributions in excess of earnings from consolidated subsidiary	1,509	3,704	1,791
Acceleration of Stock Option and Management Recognition
Plan expense	-	-	1,142
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(2)	526	(471)
Accrued expenses and other liabilities	91	(40)	(177)
Net cash provided by operating activities	3,759	5,830	2,668

Cash flows provided by investing activities:
Purchase of investment securities designated as available for sale	-	-	(500)
Proceeds from maturity of investment securities designated
as available for sale	-	-	1,000
Principal repayment on mortgage-backed securities designated as
available for sale	-	-	709
Repayment of ESOP loan	82	65	152
Net cash provided by investing activities	82	65	1,361

Cash flows used in financing activities:
Payment of dividends on common stock	(1,573)	(1,617)	(1,737)
Purchase of treasury stock	(2,794)	(5,025)	(2,797)
Proceeds from exercise of stock options	486	285	-
Tax benefits related to employee stock plans	8	80	-
Net cash used in financing activities	(3,873)	(6,277)	(4,534)

Net decrease in cash and cash equivalents	(32)	(382)	(505)

Cash and cash equivalents at beginning of year	98	480	985

Cash and cash equivalents at end of year	$66	$98	$480

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE M - RELATED PARTIES

The Bank paid legal fees to the law firm to which one of the directors of the Company is of counsel.  The amount paid totaled approximately $24,000, $35,000 and $24,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest.  The current five year lease provides for renewal options through fiscal 2016, and payments totaling approximately $25,000 through fiscal 2011 and $2,000 for fiscal 2012.  Rental expense was $25,000, $24,000 and $22,000 for each of the three years ended March 31, 2007, 2006 and 2005, respectively.

In the normal course of business Wayne Savings received demand and time deposits from directors, officers and their related business interests of approximately $1.7 million and $702,000 at March 31, 2007 and 2006, respectively.

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Company’s quarterly results for the fiscal years ended March 31, 2007 and 2006.
	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
2007:	(In thousands, except per share data)
Total interest income	$5,436	$5,578	$5,679	$5,717
Total interest expense	2,515	2,762	2,955	2,966

Net interest income	2,921	2,816	2,724	2,751
Provision for losses on loans	30	30	10	30
Other income	426	431	433	376
General, administrative and other expense	2,487	2,538	2,355	2,387

Earnings before income taxes	830	679	792	710
Federal income taxes	237	195	229	189

Net earnings	$593	$484	$563	$521

Earnings per share:
Basic	$.18	$.15	$.18	$.17
Diluted	$.18	$.15	$.18	$.17

Index

WAYNE SAVINGS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, 2006 and 2005

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
2006:	(In thousands, except per share data)

Total interest income	$4,681	$4,798	$4,981	$5,228
Total interest expense	1,882	1,966	2,117	2,315

Net interest income	2,799	2,832	2,864	2,913
Provision for losses on loans	-	-	-	211
Other income	408	446	467	456
General, administrative and other expense	2,619	2,652	3,186	2,442

Earnings before income taxes	588	626	145	716
Federal income taxes	148	159	(26)	154

Net earnings	$440	$467	$171	$562

Earnings per share:
Basic	$.13	$.14	$.05	$.18
Dilute	$.13	$.14	$.05	$.18

Index

ITEM 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.    Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

ITEM 9B.    Other Information

Not Applicable

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the section captioned “Election of Directors and Information with Respect to Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on July 26, 2007, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about June 28, 2007.

Incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 11.     Executive Compensation

The information required herein is incorporated by reference from the sections captioned “Management Compensation” and “Report of the Compensation Committee”  in the Proxy Statement.

Index

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated herein by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” and Item 5 hereof.

ITEM 13.       Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference from the sections captioned “Executive Compensation - Indebtedness of Management and Related Party Transactions” and “Election of Directors and Information with Respect to Continuing Directors and Executive Officers” in the Proxy Statement.

ITEM 14.       Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

    The following documents have been filed under “Item 8, Financial Statement and Supplementary Data” of this Form 10.

(i)	Report of Independent Registered Certified Public Accountants;
(ii)	Consolidated Statements of Financial Condition;
(iii)	Consolidated Statements of Earnings;
(iv)	Consolidated Statements of Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

Index

(a)(3)	Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.0(2)	Form of Common Stock Certificate of Wayne Savings Bancshares, Inc.
10.1(3)	Amended and Restated Employment Agreement between Wayne Savings Community Bank and Bryan K. Fehr dated November 30, 2006
10.2(3)	Amended and Restated Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 30,2006
10.3(3)	Amended and Restated Employment Agreement between Wayne Savings Community Bank and Phillip E. Becker dated November 30, 2006
10.4(4)	The Wayne Savings and Loan Company 1993 Incentive Stock Option Plan
10.5(5)	Wayne Savings Bancshares, Inc. Amended and Restated 2003 Stock Option Plan
11.0(6)	Statement re: computation of per share earnings
21.0	Subsidiaries of Registrant-Reference is made to Item 1 – "Business" for the Required Information
23.0	Consent of Grant Thornton LLP
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350
________________________

(1)
Filed as exhibits to the Plan of Conversion and Reorganization filed as Exhibit 2 to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(2)	Filed as Exhibit 4, to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(3)	Incorporated by reference to the Exhibits to the Company's Form 8-K, filed on December 6, 2006 (File No. 000-23433).

(4)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on December 4, 1997 (File No. 333-41479).

(5)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on October 5, 2004 (File No. 333-119556).

(6)	Incorporated by reference to Note A-8 of "Notes to Consolidated Financial Statements" in Item 8 hereof.

(b)	The Exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date:	June 28, 2007	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Phillip E. Becker	By:	/s/H. Stewart Fitz Gibbon III
	Phillip E. Becker, President and Chief		H. Stewart Fitz Gibbon III, Executive Vice
	Executive Officer and Director		President and Chief Financial Officer,
	(Principal Executive Officer),		Corporate Secretary and Treasurer

Date:	June 28, 2007		Date: June 28, 2007

By:	/s/Myron Swartzentruber	By:	/s/Kenneth R. Lehman
	Myron Swartzentruber, Vice President		Kenneth R. Lehman, Director
Controller (Principal AccountingOfficer)

Date:	June 28, 2007		Date: June 28, 2007

By:	/s/Frederick J. Krum	By:	/s/James C. Morgan
	Frederick J. Krum, Director		James C. Morgan, Director

Date:	June 28, 2007		Date: June 28, 2007

By:	/s/Terry A. Gardner	By:	/s/Russell L. Harpster
	Terry A. Gardner, Director		Russell L. Harpster,
Chairman of the Board of Directors
Date:	June 28, 2007		Date: June 28, 2007

By:	/s/Daniel R. Buehler
Daniel R. Buehler, Director

Date:	June 28, 2007