Form 10-Q
period 2007-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2007-08-13
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 10, 2007, the latest practicable date, 3,194,109 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	March 31,
ASSETS	2007	2007
	(Unaudited)

Cash and due from banks	$2,365	$2,194
Federal funds sold	-	9,000
Interest-earning deposits in other financial institutions	7,176	6,021
Cash and cash equivalents	9,541	17,215

Investment securities available for sale - at fair value	44,434	54,128
Investment securities held to maturity - at amortized cost, approximate
fair value of $524 and $573 at June 30, 2007 and March 31, 2007, respectively	519	565
Mortgage-backed securities available for sale - at fair value	73,538	67,856
Mortgage-backed securities held to maturity - at amortized cost, approximate
fair value of $1,097 and $1,219 at June 30, 2007 and March 31, 2007, respectively	1,089	1,209
Loans receivable - net of allowance for loan losses of $1,571 and $1,523
at June 30, 2007 and March 31, 2007, respectively	244,402	240,049
Office premises and equipment – net	8,052	8,179
Real estate acquired through foreclosure	113	-
Federal Home Loan Bank stock - at cost	4,829	4,829
Cash surrender value of life insurance	6,091	6,034
Accrued interest receivable on loans	1,133	1,100
Accrued interest receivable on mortgage-backed securities	339	314
Accrued interest receivable on investments and interest-bearing deposits	386	667
Prepaid expenses and other assets	1,118	1,065
Goodwill and other intangible assets	2,375	2,402
Prepaid federal income taxes	-	125

Total assets	$397,959	$405,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$326,377	$333,540
Advances from the Federal Home Loan Bank	35,450	34,500
Advances by borrowers for taxes and insurance	205	616
Accrued interest payable	435	383
Accounts payable on mortgage loans serviced for others	95	197
Other liabilities	1,125	1,071
Accrued federal income taxes	20	-
Deferred federal income taxes	518	997
Total liabilities	364,225	371,304

Commitments	-	-

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized; no
shares issued)	-	-
Common stock (9,000,000 shares of $.10 par value authorized; 3,978,731
shares issued)	398	398
Additional paid-in capital	36,106	36,106
Retained earnings - substantially restricted	12,122	11,982
Less required contributions for shares acquired by Employee Stock
Ownership Plan	(1,158)	(1,158)
Less 784,622 shares of treasury stock-at cost	(12,419)	(12,419)
Accumulated comprehensive loss, net of tax benefits	(1,315)	(476)
Total stockholders’ equity	33,734	34,433

Total liabilities and stockholders’ equity	$397,959	$405,737

See accompanying notes to consolidated financial statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June 30, 2007 and 2006
 (Dollars in thousands, except share data)
(Unaudited)

	2007	2006
Interest income
Loans	$4,090	$3,891
Mortgage-backed securities	922	699
Investment securities	532	743
Interest-bearing deposits and other	155	103
Total interest income	5,699	5,436

Interest expense
Deposits	2,531	2,232
Borrowings	386	283
Total interest expense	2,917	2,515

Net interest income	2,782	2,921
Provision for losses on loans	30	30
Net interest income after provision for losses on loans	2,752	2,891

Other income
Increase in cash surrender value of life insurance	58	55
Trust income	56	26
Service fees, charges and other operating	334	345
Total other income	448	426

General, administrative and other expense
Employee compensation and benefits	1,383	1,398
Occupancy and equipment	486	458
Franchise taxes	96	118
Amortization of intangible assets	27	27
Other operating	502	486
Total general, administrative and other expense	2,494	2,487

Income before income taxes	706	830

Federal incomes taxes
Current	230	208
Deferred	(47)	29
Total federal income taxes	183	237

NET INCOME	$523	$593

EARNINGS PER SHARE
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

DIVIDENDS PER SHARE	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Index

WAYNE SAVINGS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended June 30,
(In thousands)
(Unaudited)

	2007	2006

Net income	$523	$593

Other comprehensive loss, net of tax:
Unrealized holding losses on securities, net of tax benefits
of $432 and $260, during the respective periods	(839)	(505)

Comprehensive income (loss)	$(316)	$88

Accumulated comprehensive loss	$(1,315)	$(1,516)

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30,
(In thousands)
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income for the period	$523	$593
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	(2)	(8)
Amortization of deferred loan origination fees	(13)	(10)
Depreciation and amortization	159	173
Amortization of expense related to ESOP	-	20
Provision for losses on loans	30	30
Federal Home Loan Bank stock dividends	-	(66)
Increase in cash surrender value of life insurance	(57)	(55)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	51	(29)
Accrued interest receivable on mortgage-backed securities	(25)	(13)
Accrued interest receivable on investments and interest-bearing deposits	197	129
Prepaid expenses and other assets	(53)	(341)
Amortization of expense related to intangibles	27	27
Accrued interest payable	52	27
Accounts payable on mortgage loans serviced for others	(102)	(104)
Other liabilities	54	68
Federal income taxes
Current	145	73
Deferred	(47)	29
Net cash provided by operating activities	939	543

Cash flows provided by (used in) investing activities:
Purchase of investment securities designated as available for sale	(1,652)	(1,101)
Proceeds from maturity of investment securities designated as held to maturity	46	165
Proceeds from maturity of investment securities designated as available for sale	10,990	5,465
Purchase of mortgage-backed securities designated as available for sale	(12,445)	(8,478)
Principal repayments on mortgage-backed securities designated as held to maturity	119	103
Principal repayments and sales of mortgage-backed securities designated as available for sale	5,851	4,677
Loan principal repayments	12,677	21,477
Loan disbursements	(17,160)	(23,188)
Purchase of office premises and equipment - net	(32)	(32)
Proceeds from sale of real estate acquired through foreclosure	-	59
Net cash used in investing activities	(1,606)	(853)

Net cash used in operating and investing activities
(balance carried forward)	(667)	(310)

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended June 30,
(In thousands)

	2007	2006
	(Unaudited)

Net cash used in operating and investing activities
(balance brought forward)	$(667)	$(310)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(7,163)	5,148
Proceeds from Federal Home Loan Bank advances	4,050	25,250
Repayments of Federal Home Loan Bank advances	(3,100)	(33,000)
Advances by borrowers for taxes and insurance	(411)	(427)
Dividends paid on common stock	(383)	(401)
Proceeds from exercise of stock options	-	279
Tax benefits from exercise of stock options	-	5
Net cash used in financing activities	(7,007)	(3,146)

Net decrease in cash and cash equivalents	(7,674)	(3,456)

Cash and cash equivalents at beginning of period	17,215	14,123

Cash and cash equivalents at end of period	$9,541	$10,667

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$85	$130

Interest on deposits and borrowings	$2,865	$2,488

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$113	$-

Unrealized losses on securities designated as available for sale,
net of related tax effects	$(839)	$(505)

Dividends payable	$383	$403

See accompanying notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended June 30, 2007 and 2006

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended June 30, 2007 and 2006 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2007.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Critical Accounting Policy – The Company’s critical accounting policy relates to the allowance for loan losses.  The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses.  The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectability as of the reporting date.  Such evaluation, which included a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

For the three month periods ended June 30, 2007 and 2006

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

	For the three months ended
	June 30,
	2007	2006

Weighted-average common shares
outstanding (basic)	3,085,641	3,234,972
Dilutive effect of assumed exercise
of stock options	-	13,024
Weighted-average common shares
outstanding (diluted)	3,085,641	3,247,996

None of the outstanding options were included in the diluted earnings per share calculation for the three month period ended June 30, 2007 as the average share price was less than the option exercise prices.  All of  the outstanding options were included in the diluted earnings per share calculation for the three month period ended June 30, 2006.

4.	Stock Option Plan

The Company maintains a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with no options outstanding at June 30, 2007.  In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of June 30, 2007, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during each of the three months ended June 30, 2007 and 2006.  There was no compensation expense recognized for the stock option plan during the three month periods ended June 30, 2007 and 2006, as all options were fully vested prior to these periods.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended June 30, 2007 and 2006

4.             Stock Option Plan (continued)

A summary of the status of the Company’s stock option plans as of and the three months ended June 30, 2007 and for the years ended March 31, 2007 and 2006, is presented below:

	Three months ended		Year ended
	June 30,		March 31,
	2007		2007		2006
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of period	114,224	$13.95	179,148	$13.92	214,204	$13.84
Granted	-	-	-	-	-	-
Exercised	-	-	(60,924)	13.86	(27,556)	13.32
Forfeited	-	-	(4,000)	13.95	(7,500)	13.95

Outstanding at end of period	114,224	$13.95	114,224	$13.95	179,148	$13.92

Options exercisable at period-end	114,224	$13.95	114,224	$13.95	179,148	$13.92

The following information applies to options outstanding at June 30, 2007:

Number outstanding	114,224
Exercise price on all remaining options outstanding	13.95
Weighted-average remaining contractual life	6.75 years

5.	Recent Accounting Developments

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

For the three month periods ended June 30, 2007 and 2006

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or April 1, 2007 as to the Company.  Management adopted SFAS No. 156 effective April 1, 2007, as required, without material effect on the Company’s consolidated statements of financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return.  FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006, or April 1, 2007 as to the Company.  Management adopted FIN 48 effective April 1, 2007, as required, without material effect on the Company’s consolidated statements of financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset.  Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  This Statement is effective for fiscal years beginning after November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year.  The adoption of this Statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement allows companies the choice to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

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

	For the three months ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$240,058	$4,090	6.82%	$235,419	$3,891	6.61%
Mortgage-backed
securities[2]	71,544	922	5.15	58,521	699	4.78
Investment securities	50,016	532	4.25	71,001	743	4.19
Interest-bearing deposits[3]	13,448	155	4.61	10,667	103	3.86
Total interest-
earning assets	375,066	5,699	6.08	375,608	5,436	5.79
Non-interest-earning assets	21,926			22,857

Total assets	$396,992			$398,465

Interest-bearing liabilities:
Deposits	$326,468	2,531	3.10	$333,773	2,232	2.67
Borrowings	32,214	386	4.79	25,998	283	4.35
Total interest-
bearing liabilities	358,682	2,917	3.25	359,771	2,515	2.80
Non-interest bearing
Liabilities	4,030			3,056
Total liabilities	362,712			362,827
Stockholders’ equity	34,280			35,638
Total liabilities and
stockholders’ equity	$396,992			$398,465
Net interest income		$2,782			$2,921
Interest rate spread[4]			2.83%			2.99%
Net yield on interest-
earning assets[5]			2.97%			3.11%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.57%			104.40%

_______________________________________________________

[1]	Includes non-accrual loan balances.
[2]	Includes mortgage-backed securities designated as available for sale.
[3]	Includes federal funds sold and interest-bearing deposits in other financial institutions.
[4]	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to June 30, 2007

At June 30, 2007, the Company had total assets of $398.0 million, a decrease  of $7.8 million, or 1.9%, from March 31, 2007 levels.

Liquid assets, consisting of cash, federal funds sold, interest-bearing deposits and investment securities, decreased by $17.4 million, or 24.2%, to $54.5 million at June 30, 2007, due primarily to maturities of investment securities totaling $11.0 million and a reduction of federal funds sold by $9.0 million.  The decrease in federal funds sold is directly related to the reduction in deposit balances, as management chose to not compete with retail certificate of deposit offerings above the federal fund rate.  These decreases were offset by a $1.2 million increase in interest-bearing deposits in other financial institutions.

Mortgage-backed securities increased by $5.6 million, or 8.1%, during the three months ended June 30, 2007.  Management utilized funds from principal repayments and proceeds from maturities of investment securities to purchase mortgage-backed securities of $12.4 million during the period.    The purchases were partially offset by $6.0 million in principal repayments coupled with a decrease in market value of $901,000.

At June 30, 2007, loans receivable increased by $4.4 million, or 1.8%, compared to March 31, 2007, as the Bank originated and retained $17.2 million of loans and received payments of $12.7 million.  The lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective.  The composition of the loan portfolio has changed during the three months ended June 30, 2007, due to a net increase of $2.8 million in non-residential real estate loans, and an increase of $637,000 in consumer loans, which were offset by a decrease in commercial loans of $2.4 million and a decrease of $3.2 million in the loans in process, as the commercial lending department was able to disburse payments to previously committed loans.

	June 30, 2007		March 31, 2007
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$143,245	57.18%	$144,311	57.87%
Residential construction loans	2,985	1.19	2,019	.81
Multi-family residential	9,122	3.65	8,938	3.59
Non-residential real estate/land(2)	64,722	25.84	61,873	24.82
Total mortgage loans	220,074	87.86	217,141	87.09
Other loans:
Consumer loans(3)	6,097	2.43	5,460	2.19
Commercial business loans	24,332	9.71	26,730	10.72
Total other loans	30,429	12.14	32,190	12.91
Total loans before net items	250,503	100.00%	249,331	100.00%
Less:
Loans in process	4,101		7,334
Deferred loan origination fees	429		425
Allowance for loan losses	1,571		1,523
Total loans receivable, net	$244,402		$240,049
Mortgage-backed securities, net(4)	$74,627		$69,065
______________________________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $18.4 million and $19.2 million as of June 30, 2007 and March 31, 2007, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $211,000 and $204,000 as of June 30, 2007 and March 31, 2007, respectively.
(3)	Includes second mortgage loans of $333,000 and $425,000 as of June 30, 2007 and March 31, 2007, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to June 30, 2007 (continued)

Non-performing loans amounted to $539,000 at June 30, 2007, compared with $950,000 in non-performing loans at March 31, 2007.  Such loans as of June 30, 2007 consisted of residential mortgage loans compared to March 31, 2007, when non-performing loans were comprised of $683,000 in residential loans and a $267,000 commercial business loan, which is sixty days past due as of June 30, 2007 .  Historically, the Company generally has not recognized significant losses on non-performing loans secured by residential mortgages.  The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of June 30, 2007 and March 31, 2007.

	June 30,	March 31,
	2007	2007
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$915	$270
Nonresidential	-	-
Land	-	-
Non-mortgage loans:
Commercial business loans	264	-
Consumer loans	3	11
	$1,182	$281

Non-performing loans:
Mortgage loans:
One- to four-family residential	$539	$683
All other mortgage loans	-	-
Non-mortgage loans:
Commercial business loans	-	267
Consumer	-	-
Total non-performing loans	539	950
Total real estate acquired through foreclosure	113	-
Total non-performing assets	$652	$950

Total non-performing loans to net
loans receivable	0.22%	0.40%
Total non-performing loans to total assets	0.14%	0.23%
Total non-performing assets to total assets	0.16%	0.23%

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to June 30, 2007 (continued)

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the three months ended	For the year ended
	June 30, 2007	March 31, 2007
	(Dollars in thousands)

Loans receivable, net	$244,402	$240,049
Average loans receivable, net	$240,058	$237,429
Allowance balance (at beginning of period)	$1,523	$1,484
Charge-offs:
Mortgage loans:
One- to four-family	-	(31)
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	(31)
Other loans:
Consumer	-	(21)
Commercial	-	-
Gross charge-offs	-	(83)
Recoveries:
Mortgage loans:
One- to four-family	13	1
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	-
Other loans:
Consumer	5	21
Commercial	-	-
Gross recoveries	18	22
Net (charge-offs) recoveries	18	(61)
Provision charged to operations	30	100
Allowance for loans losses balance (at end
of period)	$1,571	$1,523
Allowance for loan losses as a percent of loans
receivable, net at end of period	0.64%	0.63%
Net loans charged off as a percent of average
loans receivable, net	0.00%	0.03%
Ratio of allowance for loan losses to non-
performing loans at end of period	291.47%	160.32%

Deposits totaled $326.4 million at June 30, 2007, a decrease of $7.2 million, or 2.1%, from $333.5 million at March 31, 2007.  Certificates of deposits decreased by $8.2 million coupled with a decrease in NOW accounts of $1.6 million.  These decreases were partially offset by an increase in money market deposits of $1.4 million and an increase in savings accounts of $1.1 million.

Borrowings totaled $35.5 million at June 30, 2007 as compared with $34.5 million at March 31, 2007.  The Company increased its borrowings due to deposit run off during the three month period.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to June 30, 2007 (continued)

Stockholders’ equity decreased by $699,000, or 2.0%, during the three months ended June 30, 2007, due primarily to an increase in unrealized losses on available for sale securities of $839,000 and dividends of $383,000, which were partially offset by net earnings of $523,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2007 and 2006

General

Net earnings totaled $523,000 for the three months ended June 30, 2007, a decrease of $70,000, or 11.8%, compared to net earnings of $593,000 for the three months ended June 30, 2006.  The decrease in net earnings was primarily attributable to a decrease in net interest income of $139,000 or 4.8%, partially offset by an increase in other income of $22,000, or 5.2% and a decrease in federal income taxes of $54,000, or 22.8%.

Interest Income

Interest income increased by $263,000, or 4.8%, to $5.7 million for the three months ended June 30, 2007, compared to the same period in 2006.  This increase was due to an increase in the weighted-average yield on interest-earning assets to 6.08% in the 2007 period from 5.79% for the three month period ended June 30, 2006.  This increase was offset by a $542,000 decrease in the average balance of interest-earning assets outstanding to $375.1 million for the three months ended June 30, 2007, from $375.6 million for the comparable period ended June 30, 2006. The yield increase was primarily due to a change in the composition of loans, mainly due to the increase in higher rate nonresidential real estate and land loans, coupled with the prime rate increases during the June 30, 2006 quarter.

Interest income on loans increased by $199,000, or 5.1%, for the three months ended June 30, 2007, compared to the same period in 2006, due primarily an increase in the average balance of loans outstanding period to period of $4.6 million, or 2.0%, to $240.1 million for the 2007 period, coupled with an increase in the weighted-average yield of 21 basis points to 6.82% for the three months ended June 30, 2007.

Interest income on mortgage-backed securities increased by $223,000, or 31.9%, during the three months ended June 30, 2007, compared to the same period in 2006.  This was primarily due to an increase of $13.0 million, or 22.3%, in the average balance outstanding and a 37 basis point increase in the weighted-average yield to 5.15%.

Interest income on investment securities decreased by $211,000, or 28.4%, during the three-months ended June 30, 2007, compared to the same period in 2006, reflecting a decrease in the average balance outstanding of $21.0 million, or 29.6%, to $50.0 million for the 2007 period from $71.0 million during the comparable 2006 period, partially offset by an increase in the weighted-average yield to 4.25% from 4.19% for the three month period in 2006.

Interest income on interest-bearing deposits increased by $52,000, or 50.5%, for the three months ended June 30, 2007, compared to the same period in 2006, due primarily to an increase in the average balance outstanding of $2.8 million, or 26.1%, coupled with an increase in the weighted-average yield of 75 basis points, to 4.61% for the 2007 period from 3.86% for the three months ended June 30, 2006.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2007 and 2006 (continued)

Interest Expense

Interest expense totaled $2.9 million for the three months ended June 30, 2007, an increase of $402,000, or 16.0%, over the three months ended June 30, 2006.  The increase resulted from a 45 basis point increase in the weighted-average cost of funds to 3.25% for the 2007 period, partially offset by a decrease in the average balance of deposits and borrowings outstanding of $1.1 million to $358.7 million for the three month period ended June 30, 2007.

Interest expense on deposits totaled $2.5 million for the three months ended June 30, 2007, an increase of $299,000, or 13.4%, compared to the three months ended June 30, 2006, as a result of a 43 basis point increase in the weighted-average cost of deposits to 3.10% for the 2007 period, which was partially offset by a decrease in the average balance outstanding of $7.3 million, or 2.2%, to $326.5 million for the 2007 period.

Interest expense on borrowings totaled $386,000 for the three months ended June 30, 2007, an increase of $103,000, or 36.4%, over the 2006 period, primarily due to an increase in the average balance outstanding of $6.2 million, or 23.9%, coupled with an increase in the weighted-average yield of 44 basis points, to 4.79% for the three months ended June 30, 2007.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended June 30, 2007, a decrease of $139,000, or 4.8%, compared to the three month period ended June 30, 2006.  The average interest rate spread decreased to 2.83% for the three months ended June 30, 2007 from 2.99% for the three months ended June 30, 2006.  The net interest margin decreased to 2.97% for the three months ended June 30, 2007 from 3.11% for the three months ended June 30, 2006.  The average interest rate spread decreased mainly due to the cost of deposits increasing at a higher rate than the yield on loans, as maturing certificates of deposit renewed from older, lower rates into higher current rates.  Management has allowed runoff in the retail certificate of deposit portfolio, through a limited response to competitive pricing pressure to limit the increase in the cost of deposits.

Provision for Losses on Loans

Management recorded a $30,000 provision for losses on loans for the three month period ended June 30, 2007 and June 30, 2006.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2007.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, trust income, service fees and charges on deposit accounts, increased by $22,000, or 5.2%, for the three months ended June 30, 2007,  compared to the three months ending June 30, 2006.  The increase was primarily due to an increase in trust income of $30,000, including a $14,000 one-time estate administration fee, for the three months ended June 30, 2007,  coupled with a $21,000 increase in check card processing fees.  These increases were partially offset by a decrease in deposit-related service fees of $19,000, mainly due to decreased volume,  and  an increase in the mortgage servicing asset amortization of $9,000.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2007 and 2006 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $7,000,  or 0.3%, to $2.5 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  The two areas of increase were occupancy and equipment expense of $28,000 and other operating expense of $16,000 for the three months ended June 30, 2007.  These increases were offset by decreases of $22,000 in franchise taxes and $15,000 in employee compensation and benefits.

The occupancy and equipment expense increase was due primarily  to a $10,000 increase in repair costs, a $9,000 increase in both maintenance and lease expenses, an increase of $7,000 in ATM expenses and $6,000 of increased travel expense.  These increases were offset by a $14,000 decrease in depreciation expense.

The increase in other operating expense was mainly due to an increase of $23,000 in internet banking as the usage increased and $18,000 in office supplies, offset by decreases of $12,000 in legal expense,  $7,000 in supervisory exam expense and $5,000 in organizational dues expense.

The franchise tax expense reduction was mainly due to the effects of the treasury stock repurchase programs implemented during fiscal 2007.

The decrease in compensation and benefits was due to an average reduction of two full-time equivalent employees from June 30, 2006 to June 30, 2007 resulting in a $22,000 decrease in salaries, coupled with a $7,000 decrease in stock compensation due to a decline in the fair value of the Company’s shares.  These decreases in compensation and benefits expense were offset by a $12,000 increase in retirement plan contributions expense.

Federal Income Taxes

Federal income tax expense was $183,000 for the three months ended June 30, 2007, a decrease of $54,000, or 22.8%, compared to the same period in 2006, primarily due to the $124,000, or 14.9%, decrease in earnings before taxes.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the  beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2007.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2007.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

April 1-30, 2007	-	$ -	-	112,967
May 1-31, 2007	-	$ -	-	112,967
June 1-30, 2007	-	$ -	-	112,967

Notes to the Table:

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

Date:	August 13, 2007	By:	/s/ Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	August 13, 2007	By:	/s/ H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer