Form 10-Q
period 2007-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2007-11-13
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 13, 2007, the latest practicable date, 3,143,322 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	March 31,
ASSETS	2007	2007
	(Unaudited)

Cash and due from banks	$2,227	$2,194
Federal funds sold	2,400	9,000
Interest-earning deposits in other financial institutions	5,286	6,021
Cash and cash equivalents	9,913	17,215

Investment securities available for sale - at fair value	44,167	54,128
Investment securities held to maturity - at amortized cost, approximate fair value of $518 and $573 at September 30, 2007 and March 31, 2007,
Respectively	512	565
Mortgage-backed securities available for sale - at fair value	73,413	67,856
Mortgage-backed securities held to maturity - at amortized cost, approximate fair value of $959 and $1,219 at September 30, 2007 and March 31, 2007,
Respectively	955	1,209
Loans receivable - net of allowance for loan losses of $1,605 and $1,523
at September 30, 2007 and March 31, 2007, respectively	245,443	240,049
Office premises and equipment - net	8,113	8,179
Real estate acquired through foreclosure	7	-
Federal Home Loan Bank stock - at cost	4,829	4,829
Cash surrender value of life insurance	6,150	6,034
Accrued interest receivable on loans	1,136	1,100
Accrued interest receivable on mortgage-backed securities	338	314
Accrued interest receivable on investments and interest-bearing deposits	456	667
Prepaid expenses and other assets	1,046	1,065
Goodwill and other intangible assets	2,348	2,402
Prepaid federal income taxes	92	125

Total assets	$398,918	$405,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$322,631	$333,540
Advances from the Federal Home Loan Bank	39,000	34,500
Advances by borrowers for taxes and insurance	656	616
Accrued interest payable	471	383
Accounts payable on mortgage loans serviced for others	178	197
Other liabilities	1,025	1,071
Deferred federal income taxes	889	997
Total liabilities	364,850	371,304

Commitments	-	-

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized; no
shares issued)	-	-
Common stock (9,000,000 shares of $.10 par value authorized; 3,978,731
shares issued)	398	398
Additional paid-in capital	36,106	36,106
Retained earnings - substantially restricted	12,292	11,982
Less required contributions for shares acquired by Employee Stock
Ownership Plan	(1,158)	(1,158)
Less 835,409 and 784,622 shares of treasury stock at September 30, 2007
and March 31, 2007, respectively - at cost	(13,062)	(12,419)
Accumulated comprehensive loss, net of tax benefits	(508)	(476)
Total stockholders’ equity	34,068	34,433

Total liabilities and stockholders’ equity	$398,918	$405,737

See notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME
For the six and three months ended September 30, 2007 and 2006
 (Dollars in thousands, except share data)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans	$8,314	$7,876	$4,224	$3,985
Mortgage-backed securities	1,907	1,481	985	782
Investment securities	1,005	1,455	473	712
Interest-bearing deposits and other	266	202	111	99
Total interest income	11,492	11,014	5,793	5,578

Interest expense
Deposits	5,069	4,649	2,538	2,417
Borrowings	823	628	437	345
Total interest expense	5,892	5,277	2,975	2,762

Net interest income	5,600	5,737	2,818	2,816
Provision for losses on loans	55	60	25	30
Net interest income after provision for losses on loans	5,545	5,677	2,793	2,786

Other income
Increase in cash surrender value of life insurance	116	110	58	55
Trust income	96	53	40	26
Gain on disposal of real estate acquired through foreclosure	31	-	31	-
Service fees, charges and other operating	674	694	340	350
Total other income	917	857	469	431

General, administrative and other expense
Employee compensation and benefits	2,783	2,847	1,400	1,449
Occupancy and equipment	983	935	497	477
Federal deposit insurance premiums	19	20	9	10
Franchise taxes	194	198	98	80
Amortization of intangible assets	53	53	26	27
Other operating	992	972	500	495
Total general, administrative and other expense	5,024	5,025	2,530	2,538

Income before income taxes	1,438	1,509	732	679

Federal incomes taxes
Current	459	298	229	90
Deferred	(91)	134	(44)	105
Total federal income taxes	368	432	185	195

NET INCOME	$1,070	$1,077	$547	$484
EARNINGS PER SHARE
Basic	$0.35	$0.33	$0.18	$0.15
Diluted	$0.35	$0.33	$0.18	$0.15
DIVIDENDS PER SHARE	$0.24	$0.24	$0.12	$0.12

See notes to consolidated financial statements.

Index

Wayne SavingsBancshares, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$1,070	$1,077	$547	$484

Other comprehensive income:
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $(16), $225, $416 and $485 during the
respective periods	(32)	436	807	941

Comprehensive income	$1,038	$1,513	$1,354	$1,425

Accumulated comprehensive loss	$(508)	$(575)	$(508)	$(575)

See notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30,
(In thousands)

	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income for the period	$1,070	$1,077
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	(33)	(52)
Amortization of deferred loan origination fees	(26)	(30)
Depreciation and amortization	321	348
Amortization of expense related to ESOP	-	40
Provision for losses on loans	55	60
Federal Home Loan Bank stock dividends	-	(135)
Increase in cash surrender value of life insurance	(116)	(111)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	48	(85)
Accrued interest receivable on mortgage-backed securities	(24)	(60)
Accrued interest receivable on investments and interest-bearing deposits	127	(66)
Prepaid expenses and other assets	19	(68)
Amortization of intangible assets	53	53
Accrued interest payable	88	75
Accounts payable on mortgage loans serviced for others	(19)	(4)
Other liabilities	(46)	482
Federal income taxes
Current	33	(331)
Deferred	(91)	134
Net cash provided by operating activities	1,459	1,327

Cash flows from investing activities:
Purchase of investment securities designated as available for sale	(6,569)	(1,101)
Proceeds from maturity of investment securities designated as held to maturity	53	2,681
Proceeds from sale of investment securities designated as held to maturity	-	2,512
Proceeds from maturity of investment securities designated as available for sale	16,616	6,430
Purchase of mortgage-backed securities designated as available for sale	(16,451)	(15,584)
Principal repayments on mortgage-backed securities designated as held to maturity	252	305
Principal repayments and sales of mortgage-backed securities designated as
available for sale	10,795	2,761
Loan principal repayments	25,668	30,932
Loan disbursements	(31,098)	(31,949)
Purchase of office premises and equipment - net	(255)	(179)
Proceeds from sale of real estate acquired through foreclosure	-	59
Net cash used in investing activities	(989)	(3,133)

Net cash provided by (used in) operating and investing activities
(balance carried forward)	470	(1,806)

See notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended September 30,
(In thousands)

	2007	2006
	(Unaudited)

Net cash provided by (used in) operating and investing activities
(balance brought forward)	$470	$(1,806)

Cash flows from financing activities:
Net decrease in deposit accounts	(10,909)	(5,094)
Proceeds from Federal Home Loan Bank advances	27,000	71,400
Repayments of Federal Home Loan Bank advances	(22,500)	(65,250)
Advances by borrowers for taxes and insurance	40	9
Dividends paid on common stock	(760)	(799)
Proceeds from exercise of stock options	-	279
Purchase of treasury shares	(643)	(836)
Net cash used in financing activities	(7,772)	(291)

Net decrease in cash and cash equivalents	(7,302)	(2,097)

Cash and cash equivalents at beginning of period	17,215	14,123

Cash and cash equivalents at end of period	$9,913	$12,026

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$535	$630

Interest on deposits and borrowings	$5,804	$5,202

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$113	$-

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$(32)	$436

Dividends payable	$377	$396

See notes to consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2007 and 2006

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements for the six and three months ended September 30, 2007 and 2006 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2007.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the six and three month periods ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the six and three month periods ended September 30, 2007 and 2006

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

	For the six months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted-average common shares
outstanding (basic)	3,078,585	3,230,084	3,071,966	3,225,249
Dilutive effect of assumed exercise
of stock options	82	12,135	-	11,333
Weighted-average common shares
outstanding (diluted)	3,078,667	3,242,219	3,071,966	3,236,582

None of the outstanding options were included in the diluted earnings per share calculation for the three month period ended September 30, 2007 as the average share price was less than the option exercise prices.  All of  the outstanding options were included in the diluted earnings per share calculation for the six month periods ended in both 2007 and 2006 and for three month period ended September 30, 2006.

4.             Stock Option Plan

The Company maintains a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with no options outstanding at September 30, 2007.  In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of September 30, 2007, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during each of the six and three month periods ended September 30, 2007 and 2006.  There was no compensation expense recognized for the stock option plan during the three or six month periods ended September 30, 2007 and 2006, as all options were fully vested prior to these periods.

Index

Wayne Savings Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three month periods ended September 30, 2007 and 2006

4.             Stock Option Plan (continued)

A summary of the status of the Company’s stock option plans as of and for the six months ended September 30, 2007 and for the years ended March 31, 2007 and 2006, is presented below:

	Six months ended		Year ended
	September 30,		March 31,
	2007		2007		2006
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of period	114,224	$13.95	179,148	$13.92	214,204	$13.84
Granted	-	-	-	-	-	-
Exercised	-	-	(60,924)	13.86	(27,556)	13.32
Forfeited	-	-	(4,000)	13.95	(7,500)	13.95

Outstanding at end of period	114,224	$13.95	114,224	$13.95	179,148	$13.92

Options exercisable at period-end	114,224	$13.95	114,224	$13.95	179,148	$13.92

The following information applies to options outstanding at September 30, 2007:

Number outstanding	114,224
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	6.5 years

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

For the six and three month periods ended September 30, 2007 and 2006

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

	For the six months ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$242,817	$8,314	6.85%	$236,034	$7,876	6.67%
Mortgage-backed
securities[2]	72,405	1,907	5.27	60,714	1,481	4.88
Investment securities	47,009	1,005	4.28	69,376	1,455	4.19
Interest-bearing deposits[3]	11,759	266	4.52	10,427	202	3.87
Total interest-
earning assets	373,990	11,492	6.15	376,551	11,014	5.85
Non-interest-earning assets	21,827			22,782

Total assets	$395,817			$399,333

Interest-bearing liabilities:
Deposits	$324,064	5,069	3.13	$332,611	4,649	2.80
Borrowings	34,074	823	4.83	28,078	628	4.47
Total interest-
bearing liabilities	358,138	5,892	3.29	360,689	5,277	2.93
Non-interest bearing
Liabilities	3,544			2,913
Total liabilities	361,682			363,602
Stockholders’ equity	34,135			35,731
Total liabilities and
stockholders’ equity	$395,817			$399,333
Net interest income		$5,600			$5,737
Interest rate spread[4]			2.86%			2.92%
Net yield on interest-
earning assets[5]			2.99%			3.05%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.43%			104.40%
________________________________________________
[1]	Includes non-accrual loan balances.
[2]	Includes mortgage-backed securities designated as available for sale.
[3]	Includes federal funds sold and interest-bearing deposits in other financial institutions.
[4]	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet – (continued)

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

	For the three months ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$245,545	$4,224	6.88%	$236,649	$3,985	6.74%
Mortgage-backed
securities[2]	73,258	985	5.38	62,906	782	4.97
Investment securities	44,034	473	4.30	67,751	712	4.20
Interest-bearing deposits[3]	10,090	111	4.40	10,186	99	3.88
Total interest-
earning assets	372,927	5,793	6.21	377,492	5,578	5.91
Non-interest-earning assets	21,727			22,706

Total assets	$394,654			$400,198

Interest-bearing liabilities:
Deposits	$321,686	2,538	3.16	$331,448	2,417	2.92
Borrowings	35,914	437	4.87	30,158	345	4.58
Total interest-
bearing liabilities	357,600	2,975	3.33	361,606	2,762	3.06
Non-interest bearing
liabilities	3,065			2,767
Total liabilities	360,665			364,373
Stockholders’ equity	33,989			35,825
Total liabilities and
stockholders’ equity	$394,654			$400,198
Net interest income		$2,818			$2,816
Interest rate spread[4]			2.88%			2.85%
Net yield on interest-
earning assets[5]			3.02%			2.98%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			104.29%			104.40%
_________________________________________________
[1]	Includes non-accrual loan balances.
[2]	Includes mortgage-backed securities designated as available for sale.
[3]	Includes federal funds sold and interest-bearing deposits in other financial institutions.
[4]	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to September 30, 2007

At September 30, 2007, the Company had total assets of $398.9 million, a decrease of $6.8 million, or 1.7%, from March 31, 2007 levels.

Liquid assets, consisting of cash, federal funds sold, interest-bearing deposits and investment securities, decreased by $17.3 million, or 24.1%, during the six months ended September 30, 2007, to $54.6 million.  Investment securities decreased by $10.0 million, due primarily to maturities totaling $16.7 million, partially offset by purchases of $6.6 million.  Cash and cash equivalents decreased by $17.3 million, including a reduction of federal funds sold of $6.6 million.  The decrease in federal funds sold is directly related to the reduction in deposit balances, as management chose to use such funds to redeem certain higher rate certificates of deposit as part of its efforts to reduce the Company’s cost of funds by using lower rate advances rather than certificates of deposit with higher rates due to competitive pressures in the Company’s market area.

Mortgage-backed securities increased by $5.3 million, or 7.7%, during the six months ended September 30, 2007.  Management utilized funds from principal repayments and proceeds from maturities of investment securities to purchase $16.5 million of mortgage-backed securities during the period.  The purchases were partially offset by $11.0 million in principal repayments coupled with a decrease in market value of $110,000.

At September 30, 2007, loans receivable increased by $5.4 million, or 2.2%, compared to March 31, 2007, as the Bank originated and retained $31.1 million of loans and received payments of $25.7 million.  The lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective.  The composition of the loan portfolio has changed during the six months ended September 30, 2007, due to a net increase of $3.6 million in non-residential real estate loans, and an increase of $699,000 in consumer loans, which were offset by a decrease in commercial loans of $739,000 and a decrease of $2.0 million in one- to four-family residential loans.

	September 30, 2007		March 31, 2007
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential[1]	$142,294	56.64%	$144,311	57.88%
Residential construction loans	2,257	.90	2,019	.81
Multi-family residential	9,060	3.61	8,938	3.58
Non-residential real estate/land[2]	65,476	26.06	61,873	24.82
Total mortgage loans	219,087	87.21	217,141	87.09
Other loans:
Consumer loans[3]	6,159	2.45	5,460	2.19
Commercial business loans	25,991	10.34	26,730	10.72
Total other loans	32,150	12.79	32,190	12.91
Total loans before net items	251,237	100.00%	249,331	100.00%
Less:
Loans in process	3,766		7,334
Deferred loan origination fees	423		425
Allowance for loan losses	1,605		1,523
Total loans receivable, net	$245,443		$240,049
Mortgage-backed securities, net[4]	$74,368		$69,065

[1]
Includes equity loans collateralized by second mortgages in the aggregate amount of $17.9 million and $19.2 million as of September 30, 2007 and March 31, 2007, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

[2]	Includes land loans of $205,000 and $204,000 as of September 30, 2007 and March 31, 2007, respectively.
[3]	Includes second mortgage loans of $348,000 and $425,000 as of September 30, 2007 and March 31, 2007, respectively.
[4]	Includes the carrying values of mortgage-backed securities both designated as available for sale and held to maturity.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to September 30, 2007 (continued)

Loans past due 30-89 days increased to $1.2 million at September 30, 2007, compared to $0.3 million at March 31, 2007.  Management believes that the increase is due mainly to local economic conditions and these conditions have been considered as part of management’s analysis of the allowance for loan losses and the provision for losses on loans made during the period as discussed under results of operations below.

Non-performing loans amounted to $840,000 at September 30, 2007, compared with $950,000 in non-performing loans at March 31, 2007.  Such loans as of September 30, 2007 consisted entirely of residential mortgage loans compared to March 31, 2007, when non-performing loans were comprised of $683,000 in residential mortgage loans and a $267,000 commercial business loan, which is sixty days past due as of September 30, 2007.  Historically, the Company generally has not recognized significant losses on non-performing loans secured by residential mortgages.  The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of September 30, 2007 and March 31, 2007.

	September 30,	March 31,
	2007	2007
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$915	$270
Nonresidential	-	-
Land	-	-
Non-mortgage loans:
Commercial business loans	264	-
Consumer loans	3	11

	$1,182	$281

Non-performing loans:
Mortgage loans:
One- to four-family residential[1]	$840	$683
All other mortgage loans	-	-
Non-mortgage loans:
Commercial business loans	-	267
Consumer	-	-
Total non-performing loans	840	950
Total real estate acquired through foreclosure	7	-

Total non-performing assets	$847	$950

Total non-performing loans to net
loans receivable	0.34%	0.40%
Total non-performing loans to total assets	0.21%	0.23%
Total non-performing assets to total assets	0.21%	0.23%

_________________________________
1 Includes home equity lines of credit.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to September 30, 2007 (continued)

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the six months ended	For the year ended
	September 30, 2007	March 31, 2007
	(Dollars in thousands)

Loans receivable, net	$245,443	$240,049
Average loans receivable, net	$242,817	$237,429

Allowance balance (at beginning of period)	$1,523	$1,484
Charge-offs:
Mortgage loans:
One- to four-family	-	(31)
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	(31)
Other loans:
Consumer	-	(21)
Commercial	-	-
Gross charge-offs	-	(83)
Recoveries:
Mortgage loans:
One- to four-family	13	1
Residential construction	-	-
Multi-family residential	-	-
Non-residential real estate and land	-	-
Other loans:
Consumer	14	21
Commercial	-	-
Gross recoveries	27	22
Net (charge-offs) recoveries	27	(61)
Provision charged to operations	55	100
Allowance for loans losses balance (at end
of period)	$1,605	$1,523
Allowance for loan losses as a percent of loans
receivable, net at end of period	0.65%	0.63%
Net loans charged off as a percent of average
loans receivable, net	0.00%	0.03%
Ratio of allowance for loan losses to non-
performing loans at end of period	191.07%	160.32%

Deposits totaled $322.6 million at September 30, 2007, a decrease of $10.9 million, or 3.3%, from $333.5 million at March 31, 2007.  Certificates of deposit decreased by $8.6 million, savings accounts decreased by $5.0 million and NOW accounts decreased by $600,000.  These decreases were partially offset by an increase in money market deposits of $3.3 million.  The Company continues to experience a shift in depositor preference from low cost liquid deposit accounts to higher cost money market and retail certificate accounts.  Management exercised discipline during the period, particularly the July to September quarter, with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to maintain customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from March 31, 2007 to September 30, 2007 (continued)

Borrowings totaled $39.0 million at September 30, 2007 as compared with $34.5 million at March 31, 2007.  The Company increased its borrowings to compensate for the loss of  higher cost retail certificates of deposit and lower cost passbook savings accounts as discussed above.

Stockholders’ equity decreased by $365,000, or 1.1%, during the six months ended September 30, 2007, due primarily to the purchase of treasury stock of $643,000, dividends of $760,000 and an increase in unrealized losses on available for sale securities of $32,000, which were partially offset by net income of $1.1 million.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2007 and 2006

General

Net income totaled $1,070,000 for the six months ended September 30, 2007, a decrease of $7,000, or 0.6%, compared to net income of $1,077,000 for the six months ended September 30, 2006.  The decrease in net income was primarily attributable to a decrease in net interest income of $137,000 or 2.4%, partially offset by a decrease in federal income taxes of $64,000, or 14.8%, an increase in other income of $60,000, or 7.0%, a decrease in general, administrative and other expense of $1,000 and a decrease of $5,000, or 8.3%, in the provision for losses on loans.

Interest Income

Interest income increased by $478,000, or 4.3%, to $11.5 million for the six months ended September 30, 2007, compared to the same period in 2006.  This increase was due to an increase in the weighted-average yield on interest-earning assets to 6.15% in the 2007 period from 5.85% for the six month period ended September 30, 2006.  This increase was offset by a $2.6 million decrease in the average balance of interest-earning assets outstanding to $374.0 million for the six months ended September 30, 2007, from $376.6 million for the comparable period ended September 30, 2006. The yield increase was primarily due to a change in the composition of loans, mainly due to the increase in higher rate nonresidential real estate, commercial, and land loans.

Interest income on loans increased by $438,000, or 5.6%, for the six months ended September 30, 2007, compared to the same period in 2006, due primarily an increase in the average balance of loans outstanding period to period of $6.8 million, or 2.9%, to $242.8 million for the 2007 period, coupled with an increase in the weighted-average yield of 18 basis points to 6.85% for the six months ended September 30, 2007.

Interest income on mortgage-backed securities increased by $426,000, or 28.8%, during the six months ended September 30, 2007, compared to the same period in 2006.  This was primarily due to an increase of $11.7 million, or 19.3%, in the average balance outstanding and a 39 basis point increase in the weighted-average yield to 5.27%.  The increase in the average balance was mainly due to reinvestment of lower yielding maturing investment securities.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2007 and 2006 (continued)

Interest Income (continued)

Interest income on investment securities decreased by $450,000, or 30.9%, during the six-months ended September 30, 2007, compared to the same period in 2006, reflecting a decrease in the average balance outstanding of $22.4 million, or 32.2%, to $47.0 million for the 2007 period from $69.4 million during the comparable 2006 period, partially offset by an increase in the weighted-average yield to 4.28% from 4.19% for the six month period in 2006.  The decrease in the average balance was due to management’s decision to reinvest maturing proceeds in higher yielding loans and mortgage-backed securities.

Interest income on interest-bearing deposits increased by $64,000, or 31.7%, for the six months ended September 30, 2007, compared to the same period in 2006, due primarily to an increase in the average balance outstanding of $1.3 million, or 12.8%, coupled with an increase in the weighted-average yield of 65 basis points, to 4.52% for the 2007 period from 3.87% for the six months ended September 30, 2006.

Interest Expense

Interest expense totaled $5.9 million for the six months ended September 30, 2007, an increase of $615,000, or 11.7%, over the six months ended September 30, 2006.  The increase resulted from a 36 basis point increase in the weighted-average cost of funds to 3.29% for the 2007 period, partially offset by a decrease in the average balance of deposits and borrowings outstanding of $2.6 million to $358.1 million for the six month period ended September 30, 2007.

Interest expense on deposits totaled $5.1 million for the six months ended September 30, 2007, an increase of $420,000, or 9.0%, compared to the six months ended September 30, 2006, as a result of a 33 basis point increase in the weighted-average cost of deposits to 3.13% for the 2007 period, which was partially offset by a decrease in the average balance outstanding of $8.5 million, or 2.6%, to $324.1 million for the 2007 period.

Interest expense on borrowings totaled $823,000 for the six months ended September 30, 2007, an increase of $195,000, or 31.1%, over the 2006 period, primarily due to an increase in the average balance outstanding of $6.0 million, or 21.4%, coupled with an increase in the weighted-average yield of 36 basis points, to 4.83% for the six months ended September 30, 2007.

As discussed under the analysis of financial condition above, management selectively used lower cost FHLB advances and cash balances to redeem certain higher rate certificates of deposit as an alternative to offering higher rates to compete with competitors in the Company’s area for retail deposits.

Net Interest Income

Net interest income totaled $5.6 million for the six months ended September 30, 2007, a decrease of $137,000, or 2.4%, compared to the six month period ended September 30, 2006.  The average interest rate spread decreased to 2.86% for the six months ended September 30, 2007 from 2.92% for the six months ended September 30, 2006.  The net interest margin decreased to 2.99% for the six months ended September 30, 2007 from 3.05% for the six months ended September 30, 2006.  The average interest rate spread decreased mainly due to the cost of deposits increasing at a higher rate than the yield on loans, as maturing certificates of deposit renewed from older, lower rates into higher current rates.  Management has allowed runoff in the retail certificate of deposit portfolio, through a limited response to competitive pricing pressure to limit the increase in the cost of deposits.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended September 30, 2007 and 2006 (continued)

Provision for Losses on Loans

Management recorded a $55,000 provision for losses on loans for the six month period ended September 30, 2007 and $60,000 for the comparable period in 2006.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2007.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, trust income, service fees and charges on deposit accounts, increased by $60,000, or 7.0%, for the six months ended September 30, 2007,  compared to the six months ended September 30, 2006.  The increase was primarily due to an increase in trust income of $43,000, including a $14,000 one-time estate administration fee, for the six months ended September 30, 2007,  a $31,000 gain on sale of real estate acquired through foreclosure and an increase of $6,000 in cash surrender value of life insurance.  These increases were offset by a $20,000 decrease in service fees.

General, Administrative and Other Expense

General, administrative and other expense decreased by $1,000 for the six months ended September 30, 2007, compared to the six months ended September 30, 2006.  The two areas of increase were occupancy and equipment expense of $48,000 and other operating expense of $20,000 for the six months ended September 30, 2007.  These increases were offset by a decrease of $64,000 in employee compensation and benefits.

The occupancy and equipment expense increase was due primarily to a non-capital furniture and equipment expense increase of $29,000, an increase of $17,000 in repair costs, an increase of $15,000 in ATM expenses and $9,000 of increased travel expense.  These increases were offset by a $27,000 decrease in depreciation expense.

The increase in other operating expense was mainly due to an increase of $41,000 in internet banking costs as the number of customers and activity levels increased.  We also had a $29,000 increase in costs related to a direct marketing campaign. These increases were offset by decreases of $20,000 in legal expense and a decrease in charitable contributions and organizational dues of $17,000.

The decrease in compensation and benefits of $64,000 was mainly due to the $84,000 of severance costs incurred in September 2006 due to management’s decision to restructure the Bank’s branch organization to enhance sales and customer service which were partially offset by the annual merit increases awarded to employees, a $15,000 decrease in stock compensation expense due to a decline in the fair value of the Company’s shares and a $6,000 decrease in employee education expense. These decreases were offset mainly by an increase in benefit costs of $29,000 and an increase of $19,000 in retirement plan expense.

Federal Income Taxes

Federal income tax expense was $368,000 for the six months ended September 30, 2007, a decrease of $64,000, or 14.8%, compared to the same period in 2006, primarily due to the $71,000, or 4.7%, decrease in earnings before taxes.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the  beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the three Month Periods Ended September 30, 2007 and 2006

General

Net income totaled $547,000 for the three months ended September 30, 2007, an increase of $63,000, or 13.0%, compared to net income of $484,000 for the three months ended September 30, 2006.  The increase in net income was primarily attributable to a decrease in total general, administrative and other expenses of $8,000, or 0.3%, a decrease in federal income taxes of $10,000, or 5.1%, an increase in other income of $38,000, or 8.8%, and a decrease in the provision for loan losses of $5,000, or 16.7%.

Interest Income

Interest income increased by $215,000, or 3.9%, to $5.8 million for the three months ended September 30, 2007, compared to the same period in 2006.  This increase was due to an increase in the weighted-average yield on interest-earning assets to 6.21% in the 2007 period from 5.91% for the three month period ended September 30, 2006.  This increase was offset by a $4.6 million decrease in the average balance of interest-earning assets outstanding to $372.9 million for the three months ended September 30, 2007, from $377.5 million for the comparable period ended September 30, 2006. The yield increase was primarily due to a change in the composition of loans, mainly due to the increase in higher rate nonresidential real estate and land loans.

Interest income on loans increased by $239,000, or 6.0%, for the three months ended September 30, 2007, compared to the same period in 2006, due primarily an increase in the average balance of loans outstanding period to period of $8.9 million, or 3.8%, to $245.5 million for the 2007 period, coupled with an increase in the weighted-average yield of 14 basis points to 6.88% for the three months ended September 30, 2007.

Interest income on mortgage-backed securities increased by $203,000, or 26.0%, during the three months ended September 30, 2007, compared to the same period in 2006.  This was primarily due to an increase of $10.4 million, or 16.5%, in the average balance outstanding and a 41 basis point increase in the weighted-average yield to 5.38%.  The increase in the average balance was mainly due to reinvestment of lower yielding maturing investment securities.

Interest income on investment securities decreased by $239,000, or 33.6%, during the three months ended September 30, 2007, compared to the same period in 2006, reflecting a decrease in the average balance outstanding of $23.7 million, or 35.0%, to $44.0 million for the 2007 period from $67.8 million during the comparable 2006 period, partially offset by an increase in the weighted-average yield to 4.30% from 4.20% for the three month period in 2006.  The decrease in the average balance was due to management’s decision to reinvest maturing proceeds in higher yielding loans and mortgage-backed securities.

Interest income on interest-bearing deposits increased by $12,000, or 12.1%, for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to an increase in the weighted-average yield of 52 basis points, to 4.40% for the 2007 period from 3.88% for the three months ended September 30, 2006.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the three Month Periods Ended September 30, 2007 and 2006 (continued)

Interest Expense

Interest expense totaled $3.0 million for the three months ended September 30, 2007, an increase of $213,000, or 7.7%, over the three months ended September 30, 2006.  The increase resulted from a 27 basis point increase in the weighted-average cost of funds to 3.33% for the 2007 period, partially offset by a decrease in the average balance of deposits and borrowings outstanding of $4.0 million to $357.6 million for the three month period ended September 30, 2007.

Interest expense on deposits totaled $2.5 million for the three months ended September 30, 2007, an increase of $121,000, or 5.0%, compared to the three months ended September 30, 2006, as a result of a 24 basis point increase in the weighted-average cost of deposits to 3.16% for the 2007 period, which was partially offset by a decrease in the average balance outstanding of $9.8 million, or 2.9%, to $321.7 million for the 2007 period.

Interest expense on borrowings totaled $437,000 for the three months ended September 30, 2007, an increase of $92,000, or 26.7%, over the 2006 period, primarily due to an increase in the average balance outstanding of $5.8 million, or 19.1%, coupled with an increase in the weighted-average yield of 29 basis points, to 4.87% for the three months ended September 30, 2007.  As discussed under the analysis of financial condition above, management selectively used lower cost FHLB advances and cash balances to redeem certain higher rate certificates of deposit as an alternative to offering higher rates to compete with competitors in the Company’s area for retail deposits.

As discussed under the analysis of financial condition above, management selectively used lower cost FHLB advances and cash balances to redeem certain higher rate certificates of deposit as an alternative to offering higher rates to compete with competitors in the Company’s area for retail deposits.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended September 30, 2007, an increase of $2,000 compared to the three month period ended September 30, 2006.  The average interest rate spread increased to 2.88% for the three months ended September 30, 2007 from 2.85% for the three months ended September 30, 2006.  The net interest margin increased to 3.02% for the three months ended September 30, 2007 from 2.98% for the three months ended September 30, 2006.  The slight increase in the average interest rate spread was due to a shift in asset composition from lower yielding investment securities and overnight deposits to higher yielding loans and mortgage-backed securities.  This was offset by the increase in cost of borrowings and the cost of deposits increasing at a higher rate than the yield on loans, as maturing certificates of deposit renewed from older, lower rates into higher current rates.  Management has allowed runoff in the retail certificate of deposit portfolio, through a limited response to competitive pricing pressure to limit the increase in the cost of deposits.

Provision for Losses on Loans

Management recorded a $25,000 provision for losses on loans for the three month period ended September 30, 2007, a decrease of $5,000 from the comparable period in 2006.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2007.

Index

Wayne Savings Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the three Month Periods Ended September 30, 2007 and 2006 (continued)

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, trust income, service fees and charges on deposit accounts, increased by $38,000, or 8.8%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  The increase was primarily due to a $31,000 gain on sale of real estate acquired through foreclosure, an increase in trust income of $14,000 and a $3,000 increase in cash surrender value of life insurance for the three months ended September 30, 2007.  These increases were mainly offset by an increase in the mortgage servicing asset amortization of $9,000.

General, Administrative and Other Expense

General, administrative and other expense decreased by $8,000, or 0.3%, to $2.5 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  The increase was due primarily to increases in occupancy and equipment expense of $20,000, franchise tax expense of $18,000 and other operating expense of $5,000 for the three months ended September 30, 2007.  These increases were offset by a decrease of $49,000 in compensation and benefits

The occupancy and equipment expense increase was due primarily to the non-capital furniture and equipment expense of $18,000 coupled with an increase of $9,000 in ATM expenses due to increased volume.  These increases were offset by a $13,000 decrease in depreciation expense.

The increase in other operating expense was mainly due to an increase of $18,000 in internet banking, as the usage increased, and a reduction of fraudulent and non-sufficient checks of $13,000 for the three months ended September 30, 2007 as compared to the same period in 2006.

The decrease in compensation and benefits of $49,000 was mainly due to a reduction in compensation in September 2006 due to management’s decision to restructure the Bank’s sales culture partially offset by the annual merit increases awarded to employees.  The Company also had an $8,000 decrease in stock compensation expense due to a decline in the fair value of the Company’s shares. These decreases in compensation and benefits expense were offset by a $7,000 increase in retirement plan contributions expense and an increase of $11,000 in healthcare costs.

Federal Income Taxes

Federal income tax expense was $185,000 for the three months ended September 30, 2007, a decrease of $10,000, or 5.1%, compared to the same period in 2006.  The effect of increased earnings before taxes was more than offset by increased beneficial effects from income from the cash surrender value of life insurance and other tax-exempt obligations.  The effective tax rate was 25.3% and 28.7% for the three month periods ended September 30, 2007 and 2006, respectively.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the  beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable
(b)           Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2007.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

July 1-31, 2007	-	$-	-	112,967
August 1-31, 2007	21,287	$12.50	70,485	91,680
September 1-30, 2007	29,500	$12.76	99,985	62,180

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

On July 26, 2007, the Annual Meeting of the Company’s Stockholders was held.  Three directors were elected to terms expiring in fiscal 2010 by the following votes:

Russell L. Harpster	For:	2,412,598	Withheld:	108,240
Terry A. Gardner	For:	2,447,575	Withheld:	73,264
Frederick J. Krum	For:	2,423,178	Withheld:	97,661

One other matter was submitted to the stockholders for ratification, for which the following votes were cast:

Ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2008.

For: 2,473,738	Against: 13,229	Abstain: 29,337

Index

Wayne Savings Bancshares, Inc.

PART II (CONTINUED)

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2007	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	November 13, 2007	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer