Form 10-Q
period 2007-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2008-02-05
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

As of February 4, 2008, the latest practicable date, 3,125,006 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
Wayne Savings Bancshares, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$2,390	$2,194
Federal funds sold	––	9,000
Interest-earning deposits in other financial institutions	6,015	6,021
Cash and cash equivalents	8,405	17,215
Investment securities available for sale - at fair value	35,787	54,128
Investment securities held to maturity - at amortized cost, approximate fair value of $494 and $573 at December 31, 2007 and March 31, 2007, respectively	489	565
Mortgage-backed securities available for sale - at fair value	82,949	67,856
Mortgage-backed securities held to maturity - at amortized cost, approximate fair value of $916 and $1,219 at December 31, 2007 and March 31, 2007, respectively	912	1,209
Loans receivable - net of allowance for loan losses of $1,735 and $1,523 at December 31, 2007 and March 31, 2007, respectively	248,389	240,049
Office premises and equipment - net	8,025	8,179
Real estate acquired through foreclosure	48	––
Federal Home Loan Bank stock - at cost	4,829	4,829
Cash surrender value of life insurance	6,209	6,034
Accrued interest receivable on loans	1,101	1,100
Accrued interest receivable on mortgage-backed securities	375	314
Accrued interest receivable on investments and interest-bearing deposits	304	667
Prepaid expenses and other assets	794	1,065
Goodwill and other intangible assets	2,322	2,402
Prepaid federal income taxes	22	125
Total assets	$400,960	$405,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$323,919	$333,540
Advances from the Federal Home Loan Bank	38,500	34,500
Advances by borrowers for taxes and insurance	1,050	616
Accrued interest payable	348	383
Accounts payable on mortgage loans serviced for others	283	197
Other liabilities	1,115	1,071
Deferred federal income taxes	1,094	997
Total liabilities	366,309	371,304

Commitments	––	––

Stockholders’ equity
Preferred stock (500,000 shares of $.10 par value authorized; no shares issued)	––	––
Common stock (9,000,000 shares of $.10 par value authorized; 3,978,731 shares issued)	398	398
Additional paid-in capital	36,136	36,106
Retained earnings - substantially restricted	12,363	11,982
Less required contributions for shares acquired by Employee Stock Ownership Plan	(1,097)	(1,158)
Less 853,725 and 784,622 shares of treasury stock at December 31, 2007 and March 31, 2007, respectively - at cost	(13,273)	(12,419)
Accumulated comprehensive income (loss), net of tax effects	124	(476)
Total stockholders’ equity	34,651	34,433
Total liabilities and stockholders’ equity	$400,960	$405,737

See accompanying notes to consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Nine months ended December 31,		Three months ended December 31,
	2007	2006	2007	2006

Interest income
Loans	$12,518	$11,924	$4,204	$4,048
Mortgage-backed securities	2,969	2,327	1,062	846
Investment securities	1,457	2,082	452	627
Interest-bearing deposits and other	374	360	108	158
Total interest income	17,318	16,693	5,826	5,679

Interest expense
Deposits	7,624	7,194	2,555	2,545
Borrowings	1,298	1,038	475	410
Total interest expense	8,922	8,232	3,030	2,955

Net interest income	8,396	8,461	2,796	2,724
Provision for losses on loans	195	70	140	10
Net interest income after provision for losses on loans	8,201	8,391	2,656	2,714
Other income
Increase in cash surrender value of life insurance	175	167	59	57
Trust income	141	88	45	35
Gain on disposal of real estate acquired through foreclosure	31	–	–	–
Service fees, charges and other operating	1,028	1,035	354	341
Total other income	1,375	1,290	458	433

General, administrative and other expense
Employee compensation and benefits	4,177	4,179	1,394	1,332
Occupancy and equipment	1,483	1,438	500	503
Federal deposit insurance premiums	28	31	9	11
Franchise taxes	291	177	97	(21)
Amortization of intangible assets	80	80	27	27
Other operating	1,508	1,475	516	503
Total general, administrative and other expense	7,567	7,380	2,543	2,355
Income before income taxes	2,009	2,301	571	792
Federal incomes taxes
Current	706	608	247	310
Deferred	(213)	53	(122)	(81)
Total federal income taxes	493	661	125	229
NET INCOME	$1,516	$1,640	$446	$563
EARNINGS PER SHARE
Basic	$0.49	$0.51	$0.14	$0.18
Diluted	$0.49	$0.51	$0.14	$0.18
DIVIDENDS PER SHARE	$0.36	$0.36	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Index
WAYNE SAVINGS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006

Net income	$1,516	$1,640	$446	$563
Other comprehensive income:
Unrealized holding gains on securities, net of related taxes of $309, $307, $326 and $83 during the respective periods	600	598	632	162

Comprehensive income	$2,116	$2,238	$1,078	$725

Accumulated comprehensive income (loss)	$124	$(413)	$124	$(413)

See accompanying notes to consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31,
(In thousands)
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income for the period	$1,516	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(64)	(66)
Amortization of deferred loan origination fees	(39)	(39)
Depreciation and amortization	488	528
Amortization of expense related to ESOP	91	109
Provision for losses on loans	195	70
Gain on disposal of real estate acquired through foreclosure	(31)	–
Federal Home Loan Bank stock dividends	–	(206)
Increase in cash surrender value of life insurance	(175)	(167)
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(1)	(109)
Accrued interest receivable on mortgage-backed securities	(61)	(38)
Accrued interest receivable on investments and interest-bearing deposits	363	236
Prepaid expenses and other assets	272	374
Amortization of expense related to intangibles	80	80
Accrued interest payable	(35)	91
Accounts payable on mortgage loans serviced for others	86	66
Other liabilities	44	(36)
Federal income taxes
Current	103	(279)
Deferred	(213)	53
Net cash provided by operating activities	2,619	2,307

Cash flows provided by (used in) investing activities:
Purchase of investment securities designated as available for sale	(6,569)	(1,101)
Proceeds from maturity of investment securities designated as held to maturity	76	2,708
Proceeds from sale of investment securities designated as held to maturity	–	2,512
Proceeds from maturity of investment securities designated as available for sale	25,223	11,091
Purchase of mortgage-backed securities designated as available for sale	(29,644)	(15,584)
Principal repayments on mortgage-backed securities designated as held to maturity	294	500
Principal repayments and sales of mortgage-backed securities designated as available for sale	15,215	7,380
Loan principal repayments	28,831	38,643
Loan disbursements	(37,453)	(44,114)
Purchase of office premises and equipment - net	(334)	(234)
Proceeds from sale of real estate acquired through foreclosure	108	156
Net cash provided by (used in) investing activities	(4,253)	1,957

Net cash provided by (used in) operating and investing activities (balance carried forward)	(1,634)	4,264

See accompanying notes to consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended December 31,
(In thousands)
(Unaudited)

	2007	2006

Net cash provided by (used in) operating and investing activities
(balance brought forward)	$(1,634)	$4,264

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(9,621)	2,855
Proceeds from Federal Home Loan Bank advances	44,450	78,400
Repayments of Federal Home Loan Bank advances	(40,450)	(76,650)
Advances by borrowers for taxes and insurance	434	479
Dividends paid on common stock	(1,135)	(1,190)
Proceeds from exercise of stock options	–	602
Purchase of treasury shares	(854)	(1,993)
Net cash provided by (used in) financing activities	(7,176)	2,503

Net increase (decrease) in cash and cash equivalents	(8,810)	6,767

Cash and cash equivalents at beginning of period	17,215	14,123

Cash and cash equivalents at end of period	$8,405	$20,890

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$710	$830

Interest on deposits and borrowings	$8,957	$8,141

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$149	$–

Unrealized gains on securities designated as available for sale,
net of related tax effects	$600	$598

Dividends payable	$375	$390

See accompanying notes to consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
For the nine and three month periods ended December 31, 2007 and 2006

Note 1:	Basis of Presentation

The accompanying unaudited consolidated financial statements for the nine and three months ended December 31, 2007 and 2006 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2007.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the nine and three month periods ended December 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Critical Accounting Policy – The Company’s critical accounting policy relates to the allowance for loan losses.  The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses.  The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Such evaluation, which included a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

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

Note 2:	Principles of Consolidation

The accompanying consolidated financial statements include Wayne Savings Bancshares, Inc. and the Company’s wholly-owned subsidiary, Wayne Savings Community Bank (“Wayne Savings” or the “Bank”).

Wayne Savings has eleven banking locations in Wayne, Holmes, Ashland, Medina and Stark counties.  All significant intercompany transactions and balances have been eliminated in the consolidation.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
For the nine and three month periods ended December 31, 2007 and 2006

Note 3:	Earnings Per Share

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

	For the nine months ended		For the three months ended
	December 31,		December 31,
	2007	2006	2007	2006

Weighted-average common shares outstanding (basic)	3,061,671	3,209,885	3,027,848	3,239,078

Dilutive effect of assumed exercise of stock options	–	7,315	–	5,010

Weighted-average common shares outstanding (diluted)	3,061,671	3,217,200	3,027,848	3,244,088

None of the outstanding options were included in the diluted earnings per share calculation for the nine or three month periods ended December 31, 2007 as the average fair value of the shares was less than the option exercise prices.  All of  the outstanding options were included in the diluted earnings per share calculation for the three and nine month periods ended in  December 31, 2006.

Note 4:	Stock Option Plan

The Company maintains a 1993 incentive Stock Option Plan that provided for the issuance of 196,390 shares of authorized common stock, as adjusted, with no options outstanding at December 31, 2007.  In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of December 31, 2007, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during each of the nine and three months ended December 31, 2007 and 2006.  There was no compensation expense recognized for the stock option plan during the nine month periods ended December 31, 2007 and 2006, as all options were fully vested prior to these periods.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
For the nine and three month periods ended December 31, 2007 and 2006

A summary of the status of the Company’s stock option plans as of and for the nine months ended December 31, 2007 and for the years ended March 31, 2007 and 2006, is presented below:

	Nine months ended December 31,		Year ended March 31,
	2007		2007		2006
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	114,224	$13.95	179,148	$13.92	214,204	$13.84
Granted	––	––	––	––	––	––
Exercised	––	––	(60,924)	13.86	(27,556)	13.32
Forfeited	––	––	(4,000)	13.95	(7,500)	13.95

Outstanding at end of period	114,224	$13.95	114,224	$13.95	179,148	$13.92

Options exercisable at period-end	114,224	$13.95	114,224	$13.95	179,148	$13.92

The following information applies to options outstanding at December 31, 2007:

Number outstanding	114,224
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	6.25 years

Note 5:	Recent Accounting Developments

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

●
Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

●	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and
●
Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
For the nine and three month periods ended December 31, 2007 and 2006

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

	For the nine months ended December 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$244,546	$12,518	6.83%	$236,917	$11,924	6.71%
Mortgage-backed securities[2]	74,785	2,969	5.29	62,637	2,327	4.95
Investment securities	45,281	1,457	4.29	66,724	2,082	4.16
Interest-bearing deposits[3]	11,148	374	4.47	11,705	360	4.10
Total interest-earning assets	375,760	17,318	6.15	377,983	16,693	5.89
Non-interest-earning assets	21,768			22,781

Total assets	$397,528			$400,764

Interest-bearing liabilities:
Deposits	$324,018	7,624	3.14	$331,637	7,194	2.89
Borrowings	35,530	1,298	4.87	30,247	1,038	4.58
Total interest-bearing liabilities	359,548	8,922	3.31	361,884	8,232	3.03

Non-interest bearing liabilities	3,651			3,221
Total liabilities	363,199			365,105
Stockholders’ equity	34,329			35,659
Total liabilities and stockholders’ equity	$397,528			$400,764
Net interest income		$8,396			$8,461
Interest rate spread[4]			2.84%			2.86%
Net yield on interest- earning assets[5]			2.98%			2.98%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.51%			104.45%

________________________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	For the three months ended December 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$247,985	$4,204	6.78%	$238,683	$4,048	6.78%
Mortgage-backed securities[2]	79,520	1,062	5.34	66,485	846	5.09
Investment securities	41,846	452	4.32	61,419	627	4.08
Interest-bearing deposits[3]	9,931	108	4.35	14,261	158	4.43
Total interest-earning assets	379,282	5,826	6.14	380,848	5,679	5.96

Non-interest-earning assets	21,650			22,782
Total assets	$400,932			$403,630
Interest-bearing liabilities:
Deposits	$323,925	2,555	3.16	$329,691	2,545	3.09
Borrowings	38,426	475	4.94	34,586	410	4.74
Total interest-bearing liabilities	362,351	3,030	3.34	364,277	2,955	3.24

Non-interest bearing liabilities	3,864			3,838
Total liabilities	366,215			368,115
Stockholders’ equity	34,717			35,515
Total liabilities and stockholders’ equity	$400,932			$403,630
Net interest income		$2,796			$2,724
Interest rate spread[4]			2.80%			2.72%

Net yield on interest-earning assets[5]			2.95%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.67%			104.55%

__________________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2007 to December 31, 2007

At December 31, 2007, the Company had total assets of $401.0 million, a decrease  of $4.8 million, or 1.2%, from March 31, 2007 levels.

Liquid assets, consisting of cash, federal funds sold, interest-bearing deposits and investment securities, decreased by $27.2 million, or 37.9%, to $44.7 million at December 31, 2007, due primarily to maturities of investment securities totaling $25.3 million, partially offset by purchases of $6.6 million, and a reduction of federal funds sold by $9.0 million.  The decrease in federal funds sold is directly related to the reduction in deposit balances, as management chose to limit its competition with retail certificate of deposit offerings above alternate cost of funds.

Mortgage-backed securities increased by $14.8 million, or 21.4%, during the nine months ended December 31, 2007.  This increase was primarily due to purchases of $29.6 million and market value increases on available for sale securities of $687,000 during the period, partially offset by $15.5 million in principal repayments.  Purchases were funded by principal repayments on loans and proceeds from maturities of investment securities.

At December 31, 2007, loans receivable increased by $8.3 million, or 3.5%, compared to March 31, 2007, as the Bank originated and retained $37.5 million of loans and received payments of $28.8 million.  The lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective, compared to the origination of long term fixed-rate residential mortgages.  The composition of the loan portfolio has changed during the nine months ended December 31, 2007, due to a net increase of $5.2 million in non-residential real estate loans, a decrease in the loans in process of $4.1 million, as the commercial lending department was able to disburse payments to previously committed loans, an increase of $400,000 in commercial loans and an increase of $637,000 in consumer loans.  These increases were offset by a decrease in one- to four-family mortgage loans of $1.8 million as principal repayments exceeded the origination of new loans.

	December 31, 2007		March 31, 2007
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$142,507	56.17%	$144,311	57.87%
Residential construction loans	1,973	.78	2,019	.81
Multi-family residential	8,994	3.54	8,938	3.59
Non-residential real estate/land(2)	67,046	26.42	61,873	24.82
Total mortgage loans	220,520	86.91	217,141	87.09
Other loans:
Consumer loans(3)	6,097	2.40	5,460	2.19
Commercial business loans	27,130	10.69	26,730	10.72
Total other loans	33,227	13.09	32,190	12.91
Total loans before net items	253,747	100.00%	249,331	100.00%
Less:
Loans in process	3,214		7,334
Deferred loan origination fees	409		425
Allowance for loan losses	1,735		1,523
Total loans receivable, net	$248,389		$240,049
Mortgage-backed securities, net(4)	$83,438		$69,065
_________________________________

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $17.9 million and $19.2 million as of December 31, 2007 and March 31, 2007, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $196,000 and $204,000 as of December 31, 2007 and March 31, 2007, respectively.
(3)	Includes second mortgage loans of $1.3 million and $605,000 as of December 31, 2007 and March 31, 2007, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Non-performing loans amounted to $2.0 million and $950,000 at December 31, 2007 and March 31, 2007, respectively.  At December 31, 2007 non-performing loans consisted of residential mortgage loans of $882,000, two commercial real estate loans with a combined balance of $1.0 million and a $91,000 commercial loan.  At March 31, 2007, non-performing loans were comprised of $683,000 in residential loans and a $267,000 commercial real estate loan.  During the quarter ended December 31, 2007, the Company evaluated the three commercial loans and elected to record an additional provision for loan losses based on updated appraisals and evaluation of these loans.  Management is actively engaged with the three borrowers to bring the loans current or liquidate the collateral to protect the Bank’s interests.  The Company generally has not realized significant losses on non-performing loans secured by residential mortgages.  The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of December 31, 2007 and March 31, 2007.

	December 3, 2007	March 31, 2007
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$1,014	$270
Nonresidential	––	––
Land	––	––
Non-mortgage loans:
Commercial business loans	47	––
Consumer loans	4	11
	$1,065	$281

Non-performing loans:
Mortgage loans:
One- to four-family residential	$743	$683
All other mortgage loans	139	––
Non-mortgage loans:
Commercial business loans	1,142	267
Consumer	2	––
Total non-performing loans	2,026	950
Total real estate acquired through foreclosure	48	––
Total non-performing assets	$2,074	$950

Total non-performing loans to net loans receivable	0.82%	0.40%
Total non-performing loans to total assets	0.51%	0.23%
Total non-performing assets to total assets	0.52%	0.23%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the nine months ended December 31, 2007	For the year ended March 31, 2007
	(Dollars in thousands)

Loans receivable, net	$248,389	$240,049
Average loans receivable, net	$244,546	$237,429
Allowance balance (at beginning of period)	$1,523	$1,484
Charge-offs:
Mortgage loans:
One- to four-family	(15)	(31)
Residential construction	––	––
Multi-family residential	––	––
Non-residential real estate and land	––	(31)
Other loans:
Consumer	(2)	(21)
Commercial	––	––
Gross charge-offs	(17)	(83)
Recoveries:
Mortgage loans:
One- to four-family	13	1
Residential construction	––	––
Multi-family residential	––	––
Non-residential real estate and land	––	––
Other loans:
Consumer	21	21
Commercial	––	––
Gross recoveries	34	22
Net (charge-offs) recoveries	17	(61)
Provision charged to operations	195	100
Allowance for loans losses balance (at end of period)	$1,735	$1,523
Allowance for loan losses as a percent of loans receivable, net at end of period	0.70%	0.63%
Net loans charged off as a percent of average loans receivable, net	0.00%	0.03%
Ratio of allowance for loan losses to non-
performing loans at end of period	85.64%	160.32%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $323.9 million at December 31, 2007, a decrease of $9.6 million, or 2.9%, from $333.5 million at March 31, 2007.  Certificates of deposit decreased by $10.1 million, savings accounts decreased by $7.5 million and NOW accounts decreased by $934,000.  These decreases were partially offset by an increase in money market deposits of $6.7 million and an increase in commercial repurchase agreements of $2.2 million.  The Company continues to experience a shift in depositor preference from low cost liquid deposit accounts to higher cost money market and retail certificate accounts.  Management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Borrowings totaled $38.5 million at December 31, 2007, an increase of $4.0 million, or 11.6%, as compared with $34.5 million at March 31, 2007.  The Company increased its borrowings to compensate for the loss of  higher cost retail certificates of deposit and low cost passbook savings accounts as discussed above.

Stockholders’ equity increased by $218,000, or 0.6%, during the nine months ended December 31, 2007, due primarily to net income of $1,516,000 and an increase in unrealized gains on available for sale securities of $600,000, which were partially offset by purchases of treasury stock of $854,000 and dividend payments of $1.1 million.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2007 and 2006

General

Net income totaled $1,516,000 for the nine months ended December 31, 2007, a decrease of $124,000, or 7.6%, compared to net income of $1,640,000 for the nine months ended December 31, 2006.  The decrease in net income was primarily attributable to an increase in the provision for loan losses of $125,000, a decrease in net interest income of $65,000 or 0.8%, and an increase in other operating expenses of $187,000, or 2.5%, partially offset by an increase in other income of $85,000 and a decrease in federal income taxes of $168,000, or 25.4%.

Interest Income

Interest income increased by $625,000, or 3.7%, to $17.3 million for the nine months ended December 31, 2007, compared to the same period in 2006.  This increase was due to an increase in the weighted-average yield on interest-earning assets to 6.15% in the 2007 period from 5.89% for the nine month period ended December 31, 2006.  The average balance of interest-earning assets decreased by $2.2 million to $375.8 million for the nine months ended December 31, 2007, from $378.0 million for the comparable period ended December 31, 2006. The yield increase was primarily due to a change in the composition of loans, mainly due to the increase in higher rate nonresidential real estate, commercial, and land loans.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest income on loans increased by $594,000, or 5.0%, for the nine months ended December 31, 2007, compared to the same period in 2006, due primarily an increase in the average balance of loans outstanding period to period of $7.6 million, or 3.2%, to $244.5 million for the 2007 period, coupled with an increase in the weighted-average yield of 12 basis points to 6.83% for the nine months ended December 31, 2007.

Interest income on mortgage-backed securities increased by $642,000, or 27.6%, during the nine months ended December 31, 2007, compared to the same period in 2006.  This was primarily due to an increase of $12.1 million, or 19.4%, in the average balance outstanding and a 34 basis point increase in the weighted-average yield to 5.29%.

Interest income on investment securities decreased by $625,000, or 30.0%, during the nine months ended December 31, 2007, compared to the same period in 2006, reflecting a decrease in the average balance outstanding of $21.4 million, or 32.1%, to $45.3 million for the 2007 period from $66.7 million during the comparable 2006 period, partially offset by an increase in the weighted-average yield to 4.29% from 4.16% for the nine month period in 2006.

Interest income on interest-bearing deposits increased by $14,000, or 3.9%, for the nine months ended December 31, 2007, compared to the same period in 2006, due primarily to an increase in the weighted-average yield of 37 basis points, to 4.47% for the 2007 period from 4.10% for the nine months ended December 31, 2006, offset by a decrease in the average balance outstanding of $557,000,  or 4.8%.

Interest Expense

Interest expense totaled $8.9 million for the nine months ended December 31, 2007, an increase of $690,000, or 8.4%, over the nine months ended December 31, 2006.  The increase resulted from a 28 basis point increase in the weighted-average cost of funds to 3.31% for the 2007 period, partially offset by a decrease in the average balance of deposits and borrowings outstanding of $2.3 million to $359.5 million for the nine month period ended December 31, 2007.

Interest expense on deposits totaled $7.6 million for the nine months ended December 31, 2007, an increase of $430,000, or 6.0%, compared to the nine months ended December 31, 2006, as a result of a 25 basis point increase in the weighted-average cost of deposits to 3.14% for the 2007 period, which was partially offset by a decrease in the average balance outstanding of $7.6 million, or 2.3%, to $324.0 million for the 2007 period.

Interest expense on borrowings totaled $1.3 million for the nine months ended December 31, 2007, an increase of $260,000, or 25.0%, over the 2006 period, primarily due to an increase in the average balance outstanding of $5.3 million, or 17.5%, coupled with an increase in the weighted-average yield of 29 basis points, to 4.87% for the nine months ended December 31, 2007.

Net Interest Income

Net interest income totaled $8.4 million for the nine months ended December 31, 2007, a decrease of $65,000, or 0.8%, compared to the nine month period ended December 31, 2006.  The average interest rate spread decreased to 2.84% for the nine months ended December 31, 2007 from 2.86% for the nine months ended December 31, 2006.  The net interest margin remained at 2.98% for the nine months ended December 31, 2007.  The average interest rate spread decreased mainly due to the cost of deposits increasing at a higher rate than the yield on loans, as maturing certificates of deposit renewed from older, lower rates into higher current rates.  Management has allowed runoff in the retail certificate of deposit portfolio, through a limited response to competitive pricing pressure, to limit the increase in the cost of deposits.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Provision for Losses on Loans

Management recorded a $195,000 provision for losses on loans for the nine month period ended December 31, 2007, an increase of $125,000 over the $70,000 recorded for the nine months ended December 31, 2006, primarily due to the increase in non-performing loans as discussed above in the changes in financial condition.  Management evaluated three non-performing commercial loans and elected to charge an additional $140,000 through the provision for loan losses based on updated appraisals and the evaluations of these loans.  The Company generally has not recognized significant losses on non-performing loans secured by residential mortgages. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2007.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, trust income, service fees and charges on deposit accounts, increased by $85,000, or 6.6%, for the nine months ended December 31, 2007,  compared to the nine months ended December 31, 2006.  The increase was primarily due to an increase in trust income of $53,000 and a $31,000 gain on disposal of real estate acquired through foreclosure.  The increase in trust income included a $14,000 one-time estate administration fee for the nine months ended December 31, 2007.

General, Administrative and Other Expense

General, administrative and other expense increased $187,000, or 2.5% for the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.  The two areas of significant increase were occupancy and equipment expense of $45,000 and franchise tax expense of $114,000.

The increase in occupancy and equipment expense was due primarily to an increase in furniture and equipment expense of $25,000, an increase of $20,000 in branch maintenance costs, an increase of $20,000 in ATM expenses and $13,000 of increased travel expense.  These increases were offset by a $39,000 decrease in depreciation expense.

The increase in franchise tax expense was mainly due to the effects of an amendment filed in December 2006 causing a reduction in expense of $97,000 related to prior year tax returns, offset by a reduction in taxes due to the effects of treasury stock repurchases.

Federal Income Taxes

Federal income tax expense was $493,000 for the nine months ended December 31, 2007, a decrease of $168,000, or 25.4%, compared to the same period in 2006, primarily due to the $292,000, or 12.7%, decrease in pre-tax income.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the  beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Comparison of Operating Results for the three Month Periods Ended December 31, 2007 and 2006

General

Net income totaled $446,000 for the three months ended December 31, 2007, a decrease of $117,000, or 20.8%, compared to net income of $563,000 for the three months ended December 31, 2006.  The decrease in net income was primarily attributable to an increase in the provision for losses on loans of $130,000 and an increase in total general, administrative and other expenses of $188,000 or 8.0%, offset by an increase in net interest income of $72,000, or 2.6%, a decrease in tax expense of $104,000 or 45.4%, and an increase in other  income of $25,000, or 5.8%.

Interest Income

Interest income increased by $147,000, or 2.6%, to $5.8 million for the three months ended December 31, 2007, compared to the same period in 2006.  This increase was due to an increase in the weighted-average yield on interest-earning assets to 6.14% in the 2007 period from 5.96% for the three month period ended December 31, 2006.  This increase was offset by a $1.6 million decrease in the average balance of interest-earning assets outstanding to $379.3 million for the three months ended December 31, 2007, from $380.8 million for the comparable period ended December 31, 2006. The yield increase was primarily due to a change in the composition of loans, mainly due to the increase in higher rate nonresidential real estate and land loans.

Interest income on loans increased by $156,000, or 3.9%, for the three months ended December 31, 2007, compared to the same period in 2006, due primarily to an increase in the average balance of loans outstanding period to period of $9.3 million, or 3.9%, to $248.0 million for the 2007 period.  The weighted-average rate on loans remained unchanged from the quarter ending December 31, 2006 to December 31, 2007.

Interest income on mortgage-backed securities increased by $216,000, or 25.5%, during the three months ended December 31, 2007, compared to the same period in 2006.  This increase was primarily due to an increase of $13.0 million, or 19.6%, in the average balance outstanding and a 25 basis point increase in the weighted-average yield to 5.34%.

Interest income on investment securities decreased by $175,000, or 27.9%, during the three-months ended December 31, 2007, compared to the same period in 2006, reflecting a decrease in the average balance outstanding of $19.6 million, or 31.9%, to $41.8 million for the 2007 period from $61.4 million during the comparable 2006 period, partially offset by an increase in the weighted-average yield to 4.32% from 4.08% for the three month period in 2006.

Interest income on interest-bearing deposits decreased by $50,000, or 31.4%, for the three months ended December 31, 2007, compared to the same period in 2006, due primarily to a decrease in the weighted-average balance of $4.3 million, or 30.4%, coupled with a decrease in the weighted-average yield of eight basis points, to 4.35% for the 2007 period from 4.43% for the three months ended December 31, 2006.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Expense

Interest expense totaled $3.0 million for the three months ended December 31, 2007, an increase of $75,000, or 2.5%, over the three months ended December 31, 2006.  The increase resulted from a 10 basis point increase in the weighted-average cost of funds to 3.34% for the 2007 period, partially offset by a decrease in the average balance of deposits and borrowings outstanding of $1.9 million to $362.4 million for the three month period ended December 31, 2007.

Interest expense on deposits totaled $2.6 million for the three months ended December 31, 2007, an increase of $10,000, or 0.4%, compared to the three months ended December 31, 2006, as a result of a seven basis point increase in the weighted-average cost of deposits to 3.16% for the 2007 period, which was partially offset by a decrease in the average balance outstanding of $5.8 million, or 1.7%, to $323.9 million for the 2007 period.

Interest expense on borrowings totaled $475,000 for the three months ended December 31, 2007, an increase of $65,000, or 15.9%, over the 2006 period, primarily due to an increase in the average balance outstanding of $3.8 million, or 11.1%, coupled with an increase in the weighted-average yield of 20 basis points, to 4.94% for the three months ended December 31, 2007.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended December 31, 2007, an increase of $72,000, or 2.6%, compared to the three month period ended December 31, 2006.  The average interest rate spread increased to 2.80% for the three months ended December 31, 2007 from 2.72% for the three months ended December 31, 2006.  The net interest margin increased to 2.95% for the three months ended December 31, 2007 from 2.86% for the three months ended December 31, 2006.  The slight increase in the average interest rate spread was due to a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities.  This was offset by the increase in the cost of borrowings coupled with the cost of deposits increasing at a higher rate than the yield on loans, as maturing certificates of deposit renewed from older, lower rates into higher current rates.  Management has allowed runoff in the retail certificate of deposit portfolio, through a limited response to competitive pricing pressure, to limit the increase in the cost of deposits.

Provision for Losses on Loans

Management recorded a $140,000 provision for losses on loans for the three month period ended December 31, 2007, an increase of $130,000 compared to the provision for the same period in 2006, primarily due to the increase in non-performing loans as discussed above in the changes in financial condition section.  The Company evaluated three non-performing commercial loans and charged an additional $140,000 through the provision for loan losses based upon updated appraisals and evaluation of these loans.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2007.

Other Income

Other income, consisting primarily of the cash surrender value of life insurance, trust income, service fees and charges on deposit accounts, increased by $25,000, or 5.8%, for the three months ended December 31, 2007, compared to the three months ended December 31, 2006.  The increase was primarily due to an increase in trust income of $10,000, or 28.6%, mainly due to the growth in the trust department, and an increase of $13,000, or 3.8%, in service fees and charges on deposit accounts.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

General, Administrative and Other Expense

General, administrative and other expense increased by $188,000, or 8.0%, to $2.5 million for the three months ended December 31, 2007, compared to the three months ended December 31, 2006.  The increase of $62,000, or 4.6%, in employee compensation expense was mainly due to normal merit increases from year to year combined with management's decision to fill certain vacant positions that existed at December 31, 2006 during 2007 to maintain customer service and internal operations.  The franchise tax expense increase of $118,000 was mainly due to the effects of an amendment filed in December 2006 causing a reduction in expense of $97,000 for the quarter ended December 31, 2006.

Federal Income Taxes

Federal income tax expense was $125,000 for the three months ended December 31, 2007, a decrease of $104,000, or 45.4%, compared to the same period in 2006, primarily due to the $221,000, or 27.9%, decrease in pretax income.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the  beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

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

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable
(b)           Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended December 31, 2007.

	Total	Average	Total # of shares purchased	Maximum # of shares which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

October 1-31, 2007	-	$-	-	62,180
November 1-30, 2007	-	$-	-	62,180
December 1-31, 2007	18,316	$11.55	118,360	120,893

Notes to the Table:

On December 28, 2006, the Company announced the near completion of the repurchase program announced June 6, 2005 and the authorization by the Board of Directors of a new program for the repurchase of 162,165 shares, or 5% of the Company’s outstanding shares.

On December 21, 2007, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 77,029 shares, or 2.5% of the Company’s outstanding shares.

ITEM 3.                   Defaults Upon Senior Securities

 Not applicable

ITEM 4                   Submission of Matters to a Vote of Security Holders

 Not applicable

Index
Wayne Savings Bancshares, Inc.
PART II

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

Date:	February 5, 2008	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	February 5, 2008	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer