Form 10-K
period 2008-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2008-06-26
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[✓]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2008

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

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES      NO   X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES      NO   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [   ]    Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES__ NO X

As of June 11, 2008, there were 3,978,731 issued and outstanding shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 6, 2008, as reported on the Nasdaq National Market, was approximately $23.5 million.

Wayne Savings Bancshares, Inc.
Form 10-K
For the Year Ended March 31, 2008

Index

PART I

ITEM 1.     Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary holding company for Wayne Savings Community Bank (the “Bank”).  The only significant asset of the Company is its investment in the Bank.  A plan of conversion and reorganization was approved by the stockholders of the Company, the depositors of Wayne Savings Community Bank and the Office of Thrift Supervision (“OTS”) in fiscal 2003, and the related stock offering was completed on January 8, 2003.  As of that date 1,350,699 shares of common stock of the Company owned by the M.H.C. were retired and the Company sold 2,040,816 shares of common stock for $10.00 per share.  After consideration of funding the employee stock ownership plan (“ESOP”) with $1.6 million and related expenses of $1.9 million, net proceeds from the stock offering amounted to $17.1 million.  An additional 1,847,820 shares were issued to existing shareholders based on an exchange rate of 1.5109 new shares of common stock for each existing share, resulting in 3,888,795 total new shares outstanding.  On June 1, 2004, the Company acquired Stebbins Bancshares, Inc., and its national bank subsidiary, Stebbins National Bank of Creston, Ohio.  The acquisition of Stebbins National Bank increased the Bank’s branches to eleven full-service locations.  The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.  At March 31, 2008, the Company had total assets of $401.6 million, total deposits of $317.7 million, and stockholders’ equity of $34.1 million.

Wayne Savings Community Bank

 The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

 The Bank is a community-oriented institution offering a full range of consumer and business  financial services to its local community.  The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices.  This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market.  The Bank’s principal business activities consist of originating one- to four-family residential real estate loans, multi-family residential, commercial and non-residential real estate loans.  The Bank also originates consumer loans, and to a lesser extent, construction loans.  The Bank also invests in mortgage-backed securities and other liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

During the most recent five fiscal years, as part of its strategic plan, the Company has rebalanced the loan portfolio by placing an increased emphasis on nonresidential real estate and commercial business loans.  Nonresidential real estate loans and commercial loans have increased from $18.4 million, or 8.8% of the loan portfolio and $6.5 million, or 3.1% of the total loan portfolio at March 31, 2004 to $61.4 million, or 24.9%, and $26.9 million, or 10.9%, at March 31, 2008.  Correspondingly, one- to four-family residential and construction loans have decreased from $174.4 million, or 83.3% of the total loan portfolio at March 31, 2004 to $143.6 million, or 58.2%, at March 31, 2008.  Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one- to four-family loans.  The increased emphasis on nonresidential real estate and commercial business loans have diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base.

Index

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

Index

and agricultural area with a few widely scattered light industries.  North Canton is the location of one of the Bank’s branches.

Lending Activities

General.  Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage (“ARM”) loans collateralized by one- to four-family residential properties located in its market area.  The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market.  The Company also originates loans collateralized by non-residential and multi-family residential real estate, as well as commercial business loans. The Company also originates consumer loans to broaden services offered to customers.

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans.  The Company also purchases mortgage-backed securities generally with estimated remaining average lives of 5 years or less.  At March 31, 2008, approximately $94.8 million, or 28.9%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 40 year terms to maturity, collateralized by one- to four-family residential properties.  One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity.  Since November 2005, the Company has decided to retain all one- to four-family, fixed rate residential mortgage loan originations with terms of 15 and 30 years in an attempt to stabilize this sector of the loan portfolio.  All 40 year term mortgage loans are underwritten to secondary market standards and are priced for immediate sale.  To date, no 40 year term mortgages have been originated.  The Company retains servicing on its sold mortgage loans and realizes monthly service fee income.  The Company also originates interim construction loans on one- to four-family residential properties.

The Company has continued developing the commercial business loan program.  The purpose of this program is to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base.  The Company has three experienced commercial lenders to help in this effort.  The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000.  While commercial business loans decreased to $26.9 million at March 31, 2008 as compared to $32.6 million at March 31, 2007,  nonresidential real estate and land loans increased from $18.4 million, or 8.8%, of the total loan portfolio at March 31, 2004 to $61.4 million, or 24.9%, of the total loan portfolio at March 31, 2008.

Index

Analysis of Loan Portfolio.  Set forth below are selected data relating to the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At March 31,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$142,010	57.49%	$143,942	57.80%	$148,823	62.36%	$157,373	72.56%	$171,471	81.95%
Residential construction loans	1,636	.66	2,019	.81	4,675	1.96	4,053	1.87	2,914	1.39
Multi-family residential	8,929	3.61	8,938	3.60	7,930	3.32	7,872	3.63	6,800	3.25
Non-residential real estate/land(2)	61,407	24.86	56,049	22.50	50,778	21.28	29,187	13.46	18,439	8.81
Total mortgage loans	213,982	86.62	210,948	84.71	212,206	88.92	198,485	91.52	199,624	95.40
Other loans:
Consumer loans(3)	6,183	2.50	5,460	2.19	4,901	2.05	4,306	1.99	3,156	1.51
Commercial business loans	26,873	10.88	32,648	13.10	21,550	9.03	14,075	6.49	6,471	3.09
Total other loans	33,056	13.38	38,108	15.29	26,451	11.08	18,381	8.48	9,627	4.60
Total loans before net items	247,038	100.00%	249,056	100.00%	238,657	100.00%	216,866	100.00%	209,251	100.00%
Less:
Loans in process	2,616		7,334		1,729		1,638		2,579
Deferred loan origination fees	390		425		443		512		679
Allowance for loan losses	1,777		1,523		1,484		1,374		815
Total loans receivable, net	$242,255		$239,774		$235,001		$213,342		$205,178
Mortgage-backed securities, net(4)	$85,879		$69,065		$55,731		$60,352		$88,428

_________________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $17.0 million, $19.2 million, $20.9 million, $20.3 million and $20.3 million, as of March 31, 2008, 2007, 2006, 2005 and 2004, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $175,000, $204,000, $674,000, $1.4 million and $535,000 as of March 31, 2008, 2007, 2006, 2005 and 2004, respectively.
(3)	Includes second mortgage loans of $1.7 million, $1.6 million, $425,000, $783,000 and $1.4 million as of March 31, 2008, 2007, 2006, 2005 and 2004, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index

           Loan and Mortgage-Backed Securities Maturity and Repricing Schedule.  The following table sets forth certain information as of March 31, 2008, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.  Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

		One	Three	Five	Ten	Beyond
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total
	(In Thousands)

Mortgage loans:
One- to four-family residential:
Adjustable	$26,518	$6,825	$2,677	$-	$-	$-	$36,020
Fixed	74	591	1,517	18,128	31,171	54,509	105,990
Construction:(1)
Adjustable	-	-	-	-	-	-	-
Fixed	-	-	-	-	-	359	359
Multi-family residential, nonresidential and land:
Adjustable	13,886	18,221	4,918	5,620	-	-	42,645
Fixed	1,268	3,911	2,765	5,461	10,827	2,159	26,391
Other Loans:
Commercial business loans	14,452	2,880	1,472	2,123	2,125	3,782	26,834
Consumer	670	1,522	2,334	1,529	58	70	6,183

Total loans	$56,868	$33,950	$15,683	$32,861	$44,181	$60,879	$244,422

Mortgage-backed securities(2)	$329	$1,113	$3,463	$13,601	$25,421	$41,243	$85,170

_____________________________
(1)      Amounts shown are net of loans in process of $1.3 million in both residential construction loans and nonresidential loans and $39,000 in commercial business loans.
(2)      Includes mortgage-backed securities available for sale.  Does not include premiums of $571,000, discounts of $1.0 million and unrealized gains of $1.1 million.

Index

The following table sets forth at March 31, 2008, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2009.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One- to four-family residential	$105,916	$9,502
Construction (1)	359	-
Multi-family residential, non-residential and land (1)	25,123	28,759
Consumer	5,513	-
Commercial business	10,480	1,902
Total loans	$147,391	$40,163
Mortgage-backed securities(2)	$84,841	$-
_____________________________
(1)	Net of loans in process of $1.3 million in both residential construction loans and non-residential loans and $39,000 in commercial business loans.
(2)
Includes mortgage-backed securities available for sale, which totaled $84.4 million as of March 31, 2008.  Does not include premiums of $571,000, discounts of $1.0 million and unrealized gains of $1.1 million.

One- to Four-Family Residential Real Estate Loans.  The Company’s primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company’s market area.  The Company generally does not originate one- to four-family residential loans secured by properties outside of its market area.  At March 31, 2008, the Company had $142.0 million, or 57.5%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

The Company’s fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market.  Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, gap and liquidity positions, and market conditions.  Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive.  The Company’s fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company’s one- to four-family residential portfolio has declined $1.9 million, or 1.3%, from March 31, 2007 to March 31, 2008.  This decrease was reduced from prior year’s balance decline of 3.3% mainly due to the Bank’s competitive pricing which allowed the Bank to maintain its portfolio balance.  The Company’s had no new secondary market sales for both fiscal 2008 and 2007.   Sales into the secondary market were $6.1 million, $6.0 million and $6.2 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.  Such sales generally constituted current period originations.  In the third quarter of fiscal 2006, the Company’s management temporarily halted sales of loans to stabilize balances in this segment of the loan portfolio.  There were no loans identified as held for sale in any of the last five fiscal years ended as of March 31, 2008.

The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 40 years, and with adjustable or fixed interest rates.  At March 31, 2008, no 40 year loans had been originated.  Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate gap position, and loan products offered by the Company’s competitors.  Despite the Company’s emphasis on ARM loans, the low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans.  As a result, during the year ended March 31, 2008, the Company’s ARM portfolio decreased by $4.4 million, or 11.0%.

Index

The Company offers one ARM loan product.  The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan.  The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin.  However, these loans are underwritten at the fully-indexed interest rate.  All loans require monthly principal and interest payments, negative amortization is not permitted.  One- to four-family residential ARM loans totaled $36.0 million, or 14.6%, of the Company’s total loan portfolio at March 31, 2008.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence.  In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%.  The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index.  Home equity loans include fixed term adjustable rate loans, as well as lines of credit.  As of March 31, 2008, the Company’s equity loan portfolio totaled $17.0 million, or 11.9%, of its one- to four-family mortgage loan portfolio.

The Company’s one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.  Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed rate mortgage loan portfolio.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  The Company’s lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.  However, the Company makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%.  For 15 year fixed rate and ARM loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, 90.01% to 95%, and 95.01% to 97%, the Company requires the first 6%, 12%, 25% and 30%, respectively, of the loan to be covered by private mortgage insurance.  For 30 year fixed rate loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, and 90.01% to 97%, the Company requires the first 12%, 25%, and 30%, respectively, of the loan to be covered by private mortgage insurance.  The Company requires fire and casualty insurance, as well as title insurance regarding good title, on all properties securing real estate loans made by the Company and flood insurance, where applicable.

Multi-Family Residential Real Estate Loans.  Loans secured by multi-family real estate constituted approximately $8.9 million, or 3.6%, of the Company’s total loan portfolio at March 31, 2008.  The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings.  At March 31, 2008, most of the Company’s multi-family loans were secured by properties located within the Company’s market area.  At March 31, 2008, the Company’s multi-family real estate loans had an average balance of $496,000, and the largest multi-family real estate loan had a principal balance of $3.1 million.  Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans.

Index

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

Non-Residential Real Estate and Land Loans.  Loans secured by non-residential real estate constituted approximately $61.4 million, or 24.9%, of the Company’s total loan portfolio at March 31, 2008 compared to $18.4 million or 8.81% of the total loan portfolio at March 31, 2004.  This increase is the result of the Company’s strategy to diversify its loan portfolio.  The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings.  At March 31, 2008, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area.  At March 31, 2008, the Company’s non-residential loans had an average balance of $297,000 and the largest non-residential real estate loan had a principal balance of $3.9 million.  The terms of each non-residential real estate loan are negotiated on a case by case basis.  Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans.  Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years.  The Company currently does not emphasize non-residential real estate construction loans.

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

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction.  Land loans are generally offered with a fixed rate and with terms of up to 5 years.  Land loans totaled $175,000 at March 31, 2008.

Residential Construction Loans.  To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property.  At March 31, 2008, the Company had $1.6 million, or 0.7%, of its total loan portfolio invested in interim construction loans.  The Company makes construction loans to private individuals and to builders.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase.  Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans.  Commercial business loans totaled $26.9 million, or 10.9% of the Company’s total loan portfolio at March 31, 2008. The Company has three experienced commercial lenders and plans to continue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

Index

Commercial loans carry a higher degree of risk than one-to-four family residential loans.  Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy.  The Company makes loans generally in the $100,000 to $1,000,000 range with the majority of them being under $500,000.  Commercial loans are generally underwritten based on the borrower’s ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral.  Each loan is evaluated for a level of risk and assigned a rating from “1” (the highest rating) to “7” (the lowest rating).  All loans originated to date have been rated 4 or higher.

Consumer Loans.  Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association’s assets.  In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

As of March 31, 2008, consumer loans totaled $6.2 million, or 2.5%, of the Company’s total loan portfolio.  The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts.  Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less.  Such loans are offered on a fixed rate basis with terms of up to ten years.  At March 31, 2008, second mortgage loans totaled $1.7 million, or 1.2%, of one- to four-family mortgages.

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

Mortgage-Backed Securities.  The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or rated AAA by a nationally recognized credit rating organization in accordance with the Board approved investment policy.  Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities.  These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan

Index

Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  Total mortgage-backed securities, including those designated as available for sale, increased from $69.1 million at March 31, 2007 to $85.9 million at March 31, 2008, primarily due to purchases funded with proceeds of maturing agency bonds to increase portfolio yield.

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

Loan Originations, Solicitation, Processing, and Commitments.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  The Company has also entered into a number of participation loans with high quality lead lenders.  The participations are outside the Company’s normal lending area and diversify the loan portfolio.  Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan.  An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided.  One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $300,000 must be approved by the Chief Executive Officer and loans in excess of $300,000 must be approved by the Board of Directors.  The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority.  All approvals subsequently are ratified monthly by the full Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At March 31, 2008, the Company had commitments to originate $3.3 million of loans.

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

	At March 31,
	2008	2007	2006
	(In Thousands)

Total loans receivable, net at beginning of year	$239,774	$235,001	$213,342
Loans originated:
One- to four-family residential(1)	25,159	24,319	19,929
Multi-family residential(2)	-	1,376	128
Non-residential real estate/land	20,500	11,275	30,989
Consumer loans	3,374	3,720	3,613
Commercial loans	1,163	14,511	8,456
Total loans originated	50,196	55,201	63,115
Loans sold:
Whole loans	-	-	(6,062)
Total loans sold	-	-	(6,062)

Mortgage loans transferred to REO	(220)	-	(412)
Loan repayments	(47,495)	(50,413)	(34,980)
Other loan activity, net	-	(15)	(2)
Total loans receivable, net at end of year	$242,255	$239,774	$235,001

Mortgage-backed securities at beginning of year	$69,065	$55,731	$60,352
Mortgage-backed securities purchased	35,613	32,195	22,361
Principal repayments and other activity	(18,799)	(18,861)	(26,982)
Mortgage-backed securities at end of year	$85,879	$69,065	$55,731
__________________________
(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income.  In addition to interest earned on loans, the Company generally receives loan origination fees.  The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  To the extent that loans are originated or acquired for the Company’s portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired.  Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan.  At March 31, 2008, the Company had $390,000 of deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations.  The Company recognized fees and service charges of $1.5 million, $1.3 million and $1.3 million, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Loans to One Borrower.  Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At March 31, 2008, the Company’s largest

Index

concentration of loans to one borrower totaled $4.3 million.  All of the loans in this concentration were current at March 31, 2008.  The Company had no loans at March 31, 2008 which exceeded the loans to one borrower regulations.

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

At March 31, 2008 non-performing loans consisted of residential mortgage loans of $790,000, two commercial real estate loans with a combined balance of $1.0 million and a $42,000 commercial loan.    During the third quarter ended December 31, 2007, the Company evaluated the three commercial loans and  recorded an additional provision for loan losses based on updated appraisals and evaluation of these loans.  Management is actively engaged with the three borrowers to bring the loans current or liquidate the collateral to protect the Bank’s interests. The Company’s ratio of non-performing and impaired loans to loans receivable as of March 31, 2008 was 0.77%.  At March 31, 2007, the Company had non-performing loans of $950,000 and a ratio of non-performing and impaired loans to loans receivable of 0.40%. The Company generally does not recognize losses on one- to four-family residential mortgage loans primarily because the loan will generally be a maximum 85% LTV ratio on these mortgages without further insurance.  In the opinion of management, all non-performing loans are adequately collateralized as of March 31, 2008 and no significant unreserved loss is anticipated.

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

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
Non-accrual loans:
Mortgage loans:
One- to four-family residential	$670	$639	$670	$895	$714
All other mortgage loans	120	44	55	-	24
Nonresidential real estate loans	1,038	267	-	-	-
Non-mortgage loans:
Commercial business loans	42	-	47	-	-
Consumer	1	-	-	11	9
Total non-accrual loans	1,871	950	772	906	747
Accruing loans 90 days or more delinquent	-	-	-	-	-
Total non-performing loans	1,871	950	772	906	747
Loans deemed impaired (1)	-	-	-	-	-
Total non-performing and impaired loans	1,871	950	772	906	747
Total real estate owned (2)	93	-	156	35	100
Total non-performing and impaired assets	$1,964	$950	$928	$941	$847

Total non-performing and impaired loans to net loans receivable	0.77%	0.40%	0.33%	0.42%	0.36%
Total non-performing and impaired loans to total assets	0.47%	0.23%	0.19%	0.22%	0.20%
Total non-performing and impaired assets to total assets	0.49%	0.23%	0.23%	0.23%	0.23%
________________________________
(1)	Includes loans deemed impaired that are currently performing.
(2)
Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.  These properties are recorded at the lower of the loan’s unpaid principal balance or fair value less estimated selling expenses.

During the year ended March 31, 2008, 2007 and 2006, gross interest income of $111,000, $63,000 and $44,000 would have been recorded on loans currently accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest income recognized on non-accrual loans totaled $68,000, $11,000 and $44,000 for the years ended March 31, 2008, 2007 and 2006, respectively.  The Company did not record interest income on impaired loans for fiscal 2008 or 2007.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	At March 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Loans past due 60-89 days	$819	$281	$626	$1,084	$669
Loans past due 90 days or more	1,871	950	772	906	747
Total past due 60 days or more	$2,690	$1,231	$1,398	$1,990	$1,416

Classification of Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful,” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their

Index

Classification of Assets.  (continued)

continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management.

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At March 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Substandard assets(1)	$2,283	$1,280	$1,119	$2,767	$839
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$2,283	$1,280	$1,119	$2,767	$839
_____________________________
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

During the fiscal years ended March 31, 2008, 2007 and 2006, the Company added $234,000, $100,000 and $211,000, respectively, to the provision for loan losses.  The Company’s allowance for loan losses totaled $1.8 million, $1.5 million and $1.5 million at March 31, 2008, 2007 and 2006, respectively.  Management increased the provision for loan losses by $134,000 in fiscal 2008 primarily due to the increase in non-performing loans as discussed above in the changes in financial condition.  Management evaluated three non-performing commercial loans and elected to charge an additional $213,000 through the provision for loan losses based on updated appraisals and the evaluations of these loans.  While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.  To the best of management’s knowledge, all known losses as of March 31, 2008 have been recorded.

Index

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or for the Year Ended March 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Loans receivable, net	$242,255	$239,774	$235,001	$213,342	$205,178
Average loans receivable, net	244,800	237,118	222,629	212,500	213,909
Allowance balance (at beginning of period)	1,523	1,484	1,374	815	678
Provision for losses	234	100	211	430	173
Stebbins acquisition	-	-	-	230	-
Charge-offs:
Mortgage loans:
One- to four-family	(15)	(31)	(73)	(28)	-
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	-	(31)	-	-	-
Other loans:
Consumer	(1)	(21)	(75)	(44)	(65)
Commercial	-	-	(10)	(54)	-
Gross charge-offs	(16)	(83)	(158)	(126)	(65)
Recoveries:
Mortgage loans:
One- to four-family	13	1	14	-	-
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	-	-	-	-	-
Other loans:
Consumer	23	21	35	25	29
Commercial	-	-	8	-	-
Gross recoveries	36	22	57	25	29
Net (charge-offs) recoveries	20	(61)	(101)	(101)	(36)

Allowance for loan losses balance (at end of period)	$1,777	$1,523	$1,484	$1,374	$815
Allowance for loan losses as a percent of loans receivable, net at end of period	0.73%	0.63%	0.63%	0.64%	0.40%
Net loan charge-off’s (recoveries) as a percent of average loans receivable, net	(0.01)%	0.03%	0.05%	0.05%	0.02%
Ratio of allowance for loan losses to total non-performing assets at end of period	90.49%	160.32%	159.91%	146.01%	96.22%
Ratio of allowance for loan losses to non-performing loans at end of period	94.98%	160.32%	192.23%	151.66%	109.10%

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

	At March 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$226	57.4%	$169	57.8%	$97	62.4%	$99	72.6%	$100	82.0%
Residential construction	-	0.7	-	0.8	-	2.0	-	1.9	-	1.4
Multi-family residential	118	3.6	-	3.6	-	3.3	-	3.6	-	3.2
Non-residential real estate and land	1,030	24.9	340	22.5	505	21.3	545	13.4	196	8.8
Other loans:
Consumer	45	2.5	72	2.2	40	2.0	37	2.0	20	1.5
Commercial	358	10.9	942	13.1	842	9.0	693	6.5	499	3.1
Total allowance for loan losses	$1,777	100.0%	$1,523	100.0%	$1,484	100.0%	$1,374	100.0%	$815	100.0%

Index

Investment Activities

The Company’s investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations.  The carrying value of the Company’s investment securities totaled $35.5 million at March 31, 2008, compared to $54.7 million at March 31, 2007.   The Company’s cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $13.1 million at March 31, 2008 compared to $17.2 million at March 31, 2007, a decrease of $4.2 million, or 24.1% as the Company used cash from the federal funds sold to purchase mortgage backed securities.

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

	At March 31,
	2008		2007		2006
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Investment securities:

Corporate bonds and notes	$-	$-	$1,003	$1,003	$6,016	$5,999
U.S. Government and agency obligations	17,530	17,737	40,571	40,572	55,802	55,803
Municipal obligations	17,583	17,800	13,119	13,126	11,489	11,499
Total investment securities	35,113	35,537	54,693	54,701	73,307	73,301
Other Investments:
Interest-bearing deposits in other financial
institutions	5,162	5,162	6,021	6,021	11,171	11,171
Federal funds sold	6,000	6,000	9,000	9,000	-	-
Federal Home Loan Bank stock	4,892	4,892	4,829	4,829	4,623	4,623
Total investments	$51,167	$51,591	$74,543	$74,551	$89,101	$89,095

Index

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company’s investment securities at March 31, 2008.  The Company does not hold any investment securities with maturities in excess of 30 years.

	At March 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	$9,747	3.50%	$5,171	4.20%	$2,000	6.25%	$612	3.65%
Municipal obligations (tax equivalent yields)	100	4.35	950	5.02	1,731	5.83	14,802	6.16
Total investment securities	$9,847	3.51%	$6,121	4.32%	$3,731	6.04%	$15,414	6.06%

	At March 31, 2008
	Total Investment
	Securities
	Average			Weighted
	Life	Carrying	Market	Average
	In Years	Value	Value	Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	1.73	$17,530	$17,737	4.03%
Municipal obligations (tax equivalent yields)	14.83	17,583	17,800	6.05
Total investment securities	8.31	$35,113	$35,537	5.05%

Index

Sources of Funds

General.  Deposits are the major source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank (“FHLB”).  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.  The Company had $38.5 million of advances from the FHLB at March 31, 2008.

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

Deposit Portfolio.  Savings and other deposits in the Company as of March 31, 2008, were comprised of the following:

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Minimum Term	Checking and Savings Deposits	Amount	Balances	Deposits
				(In Thousands)

0.20%	None	NOW accounts	$100	$50,884	16.01%
0.59	None	Savings accounts	25	43,593	13.72
3.09	None	Money market investor	2,500	40,218	12.66

		Certificates of Deposit

3.95	12 months or less	Fixed term, fixed rate	500	51,141	16.10
4.54	12 to 24 months	Fixed term, fixed rate	500	42,157	13.26
4.75	25 to 36 months	Fixed term, fixed rate	500	18,143	5.71
4.40	36 months or more	Fixed term, fixed rate	500	36,052	11.35
4.51	Negotiable	Jumbo certificates	100,000	35,543	11.19
				$317,731	100.00%

Index

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

	Balance at			Balance at			Balance at
	March 31,	Percent of	Increase	March 31,	Percent of	Increase	March 31,	Percent of
	2008	Deposits	(Decrease)	2007	Deposits	(Decrease)	2006	Deposits
	(Dollars in Thousands)

NOW accounts	$50,884	16.01%	$(2,351)	$53,235	16.23%	$(3,556)	$56,791	17.37%
Savings accounts	43,593	13.72	(8,101)	51,694	15.76	(9,645)	61,339	18.77
Money market investor	40,218	12.66	10,413	29,805	9.09	9,149	20,656	6.32
Certificates of deposit(1)
Original maturities of:
12 months or less	51,141	16.09	(4,452)	55,593	16.95	(6,221)	61,814	18.91
12 to 24 months	42,157	13.27	9,137	33,020	10.07	13,839	19,181	5.87
25 to 36 months	18,143	5.71	(4,231)	22,374	6.82	3,833	18,541	5.67
36 months or more	36,052	11.35	(6,775)	42,827	13.06	(10,814)	53,641	16.41
Negotiated jumbo	35,543	11.19	(3,896)	39,439	12.02	4,536	34,903	10.68
Total	$317,731	100.00%	$(10,256)	$327,987	100.00%	$1,121	$326,866	100.00%
______________________________
(1)
Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances.  IRAs totaled $35.6 million, $35.4 million and $34.7 million, as of March 31, 2008, 2007 and 2006, respectively.

The following table sets forth the average dollar amount and weighted average rate of savings deposits in the various types of savings accounts offered by the Company.

	Years Ended March 31,
	2008			2007			2006
		Percent	Weighted		Percent	Weighted		Percent	Weighted
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$11,870	3.74%	0.00%	$12,313	3.78%	0.00%	$12,843	4.02%	0.00%
NOW accounts	39,727	12.52	0.25	42,181	12.93	0.31	46,557	14.57	.40
Savings accounts	47,468	14.95	0.59	54,641	16.75	0.59	62,582	19.58	.73
Money market investor	33,508	10.56	3.09	22,833	7.00	2.88	19,055	5.96	1.77
Certificates of deposit	184,833	58.23	4.54	194,162	59.54	4.32	178,505	55.87	3.54
Total deposits	$317,406	100.00%	2.94%	$326,130	100.00%	2.91%	$319,542	100.00%	2.28%

Index

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At March 31,
	2008	2007	2006
	(Dollars in Thousands)
Rate
1.05- 2.00%	$2	$-	$9,256
2.01- 4.00%	58,876	46,493	66,103
4.01- 6.00%	124,158	146,760	112,721
Total	$183,036	$193,253	$188,080

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2008.

	Amount Due
	Less Than	1-2	2-3	After
	One Year	Years	Years	3 Years	Total
Rate	(In Thousands)
1.05- 2.00%	$1	$1	$-	$-	$2
2.01- 4.00%	42,156	11,008	1,273	4,440	58,877
4.01- 6.00%	85,717	25,167	4,694	8,579	124,157
Total	$127,874	$36,176	$5,967	$13,019	$183,036

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2008

Maturity Period	Certificates of Deposit
(In Thousands)

Three months or less	$18,952
Over three months through six months	13,249
Over six months through twelve months	12,254
Over twelve months	14,076
Total	$58,531

Borrowings

Savings deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes.  The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank.  At March 31, 2008, the Company had $38.5 million in advances outstanding.

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

Index

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$40,750	$38,900	$39,000
Balance at end of period	38,500	34,500	32,750
Average balance	36,262	31,308	28,424

Weighted average interest rate on:
Balance at end of period	4.59%	4.71%	4.19%
Average balance for period	4.87	4.60	3.81

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)

Other short term borrowings:
Maximum month-end balance	$8,599	$6,836	$7,078
Balance at end of period	7,287	5,553	5,704
Average balance	6,634	5,593	5,229

Weighted average interest rate on:
Balance at end of period	3.09%	4.26%	3.76%
Average balance for period	3.39	4.09	2.83

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

Subsidiaries

At March 31, 2008, the Company did not have any direct unconsolidated subsidiaries.

Index

Total Employees

The Company had 95 full-time employees and 35 part-time employees at March 31, 2008.  None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of March 31, 2008, the Company maintained 93.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Index

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  A “well-capitalized” institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years.  As of March 31, 2008 the Bank was a “well-capitalized” institution.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.  The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2008, of $4.9 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  FHLB dividends were 6.4% for the fiscal year ended March 31, 2008.  In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”).  Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities.  Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS.  Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Index

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

Index

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

Index

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

Retained earnings as of March 31, 2008 include approximately $2.7 million for which no provision for Federal income tax has been made.  This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2004 have been closed by statute or examination.

Ohio Taxation.  The Bank files Ohio franchise tax returns.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.  The Company paid Delaware franchise taxes of $18,000 in fiscal 2008.

Index

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

Index

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

Control by Management; Anti-Takeover Provisions.  The board of directors beneficially own in the aggregate approximately 6.8% of the outstanding shares of Common Stock of the Company at March 31, 2008. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company.  For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes.  Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire  ownership or control of the Company, and the principal stockholders  would be able to defeat any acquisition proposal that requires approval of the Company's  stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company.  The Company has 500,000 shares of authorized but unissued preferred stock, par value $ .10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price.  The Common Stock is traded on the Nasdaq Market under the symbol  "WAYN." During the 12 months ended May 15, 2008, the average weekly trading volume in the Common Stock has been approximately 10,883 shares per week.  There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock

Index

and other factors beyond the control of the Company.  The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders.  The principal shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Russell L. Harpster; President, Phillip E. Becker and Chief Financial Officer,  H. Stewart Fitz Gibbon III and Operations Officer, Steven G. Dimos. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

Index

ITEM 2.         Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area.  The following table sets forth information about its offices as of March 31, 2008.

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

PART II

ITEM 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Nasdaq National Market using the symbol “WAYN.”  The following table sets forth the high and low trading prices of the Company’s common stock during the two most recent fiscal years, together with the cash dividends declared.

			Cash
Fiscal Year Ended			Dividend
March 31, 2008	High	Low	Declared

First quarter	$14.34	$13.40	$.120
Second quarter	$14.00	$12.21	$.120
Third quarter	$12.30	$10.09	$.120
Fourth quarter	$11.25	$9.81	$.120

			Cash
Fiscal Year Ended			Dividend
March 31, 2007	High	Low	Declared

First quarter	$15.65	$15.01	$.120
Second quarter	$15.30	$14.55	$.120
Third quarter	$14.93	$14.40	$.120
Fourth quarter	$15.00	$13.50	$.120

Index

As of April 9, 2008, the Company had 1,378 shareholders of record and 3,009,104 shares of common stock outstanding.  This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1-31, 2008	-	-	-	120,893
February 1-29, 2008	45,902	$10.92	45,902	74,991
March 1-31, 2008	70,000	$10.08	70,000	4,991
Total	115,902	$10.42	-	4,991
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

Index

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

		Number of Shares Remaining
	Number of shares to be issued	Weighted-Average	Available for Future Issuance
	Upon the exercise of outstanding	Exercise Price of	(Excluding Shares reflected in
Plan Category	Options, Warrants and Rights	Outstanding Options	the First Column)
Equity Compensation
Plans Approved by
Security Holders	104,224	$13.95	—

Equity Compensation
Plans Not Approved by
Security Holders	-	-	—
	104,224	$13.95	—

ITEM 6.          Selected Financial Data

The following table set forth certain consolidated financial and other data of Wayne Savings Bancshares, Inc., at the dates and for the years indicated.  The consolidated financial statements as of and for the years ended March 31, 2004, inclusive, are those of Wayne Savings Bancshares, Inc. prior to the reorganization and change in corporate form discussed in the Notes to the Consolidated Financial Statements and elsewhere herein.  For additional information about the Company, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company.

	At March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$401,584	$405,737	$403,679	$403,633	$369,007
Loans receivable, net (1)	242,255	239,774	235,001	213,342	205,178
Mortgage-backed securities (2)	85,879	69,065	55,731	60,352	88,428
Investment securities	35,531	54,693	73,307	72,856	31,582
Cash and cash equivalents (3)	13,063	17,215	14,123	29,942	19,887
Deposits	317,731	327,987	326,866	320,586	291,830
Stockholders’ equity	34,104	34,433	35,516	40,199	43,561

_____________________________
(1)  Includes loans held for sale.
(2)  Includes mortgage-backed securities available for sale.
(3)  Includes cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold.

Index

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except for share amounts)
Selected Operating Data:
Interest income	$22,958	$22,410	$19,688	$17,632	$18,216
Interest expense	11,793	11,198	8,280	6,716	7,147
Net interest income	11,165	11,212	11,408	10,916	11,069
Provision for losses on loans	234	100	211	430	173
Net interest income after provision for losses on loans	10,931	11,112	11,197	10,486	10,896
Other income	1,921	1,643	1,778	1,684	1,933
General, administrative and other expense (1)	10,278	9,744	10,900	11,874	8,971
Income before income taxes	2,574	3,011	2,075	296	3,858
Federal income taxes (benefits)	610	850	435	(85)	1,154

NET INCOME	$1,964	$2,161	$1,640	$381	$2,704

Basic earnings per share	$0.65	$0.68	$0.50	$0.11	$0.72
Diluted earnings per share	$0.65	$0.68	$0.50	$0.11	$0.72
Cash dividends declared per common share	$0.48	$0.48	$0.48	$0.48	$0.47

_____________________________
  (1)  In 2005, general, administrative and other expense includes $1.4 million of costs related to accelerating the Company’s Management Recognition and Stock Option Plans.

	At or For the Year Ended March 31,
	2008	2007	2006	2005	2004

Key Operating Ratios and Other Data:
Return on average assets (net income divided
by average total assets)	0.49%	0.54%	0.42%	0.10%	0.73%

Return on average equity (net income
divided by average equity)	5.69	6.09	4.42	0.90	6.09

Average equity to average assets	8.65	8.83	9.47	10.93	11.95

Equity to assets at year end	8.49	8.49	8.80	9.96	11.80
Interest rate spread (difference between average
yield on interest-earning assets and average
cost of interest-bearing liabilities)	2.82	2.83	3.02	2.89	2.97
Net interest margin (net interest income
as a percentage of average interest-
earning assets)	2.96	2.96	3.11	3.02	3.14
General, administrative and other expense
to average assets (1)	2.58	2.42	2.83	2.65	2.41

Nonperforming and impaired loans
to loans receivable, net	0.94	0.40	0.33	0.42	0.36

Nonperforming and impaired assets
to total assets	0.59	0.23	0.23	0.23	0.23

Average interest-earning assets to average
interest-bearing liabilities	104.62	104.46	104.09	106.49	108.12

Allowance for loan losses to nonperforming
and impaired loans	77.84	160.32	192.23	151.66	109.10

Index

Key Operating Ratios and Other Data: (continued)

Allowance for loan losses to nonperforming
and impaired assets	74.79	160.32	159.91	146.01	96.22
Net interest income after provision for losses
on loans, to general, administrative and
other expense (1)	106.35	114.04	102.72	100.13	121.46

Number of full-service offices	11	11	11	11	10

Dividend payout ratio	76.17	70.59	96.00	436.36	66.83

____________________________
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

The Company’s net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company’s net income also is affected by its provision for losses on loans, as well as the amount of other income, including trust fees and service charges, and general, administrative and other expense, such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

Discussion of Financial Condition Changes from March 31, 2007 to March 31, 2008

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Economic circumstances, the Company’s operations, and actual results could differ significantly from those discussed in forward-looking statements.  Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the

Index

Discussion of Financial Condition Changes from March 31, 2007 to March 31, 2008 (continued)

economy and interest rates in the nation and the Company’s general market area.  The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:  (1) management’s determination of the amount and adequacy of the allowance for loan losses; (2) the effect of changes in interest rates; (3) management’s opinion as to the effects of recent accounting pronouncements on the Company’s consolidated financial statements; and (4) management’s opinion as to the Bank’s ability to maintain regulatory capital at current levels.  The Company considers the allowance for loan losses and related loss provision to be a critical accounting policy.  A detailed discussion as to the application of such policy is set forth on the following pages.

At March 31, 2008, total assets of $401.6 million decreased incrementally from the $405.7 million total at March 31, 2007. Liquid assets, consisting of cash, federal funds sold and interest-bearing deposits decreased by $4.1 million, or 24.1%, to $13.1 million at March 31, 2008, mainly due to a reduction in federal funds sold which contributed to the total asset decline of $4.2 million.  During the fiscal year ended March 31, 2008, loans receivable increased $2.5 million, or 1.0%, as the Bank originated and retained $50.2 million of loans and received payments of $47.5 million.   Rather than reinvest funds from repayments on loans in long-term, fixed rate and lower yielding residential loans, the lending division has been able to originate non-residential real estate loans.  The Company believes that investing in shorter-term adjustable-rate commercial loans positions the Company favorably in the current interest rate environment.  The composition of the loan portfolio continued to evolve during the fiscal year ending March 31, 2008, as exemplified by a net decrease of $2.3 million in residential and construction mortgage loans, which were more than offset by increases in nonresidential real estate loans of $5.4 million. At March 31, 2008 and 2007, the allowance for loan losses totaled $1.8 million, or .73% of loans and $1.5 million or 0.63%, respectively.  In determining the amount of loan loss analysis at any point of time, management and the board apply a systematic process of focusing on the risk of loss in the portfolio.  First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value.  At March 31, 2008, all delinquent nonresidential, multi-family and commercial loans were viewed as well-secured, with no material loss anticipated. The second step in determining the allowance for loan loss entails the application of historic loss experience to individual loan types in the portfolio.  In addition to the historic loss percentage, management employs an additional risk percentage tailored to the Board’s and management’s perception of the overall risk in the economy.  Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process.  Management recorded a $234,000 provision for losses on loans for the fiscal 2008 period, an increase of $134,000 over the $100,000 recorded for fiscal year ended March 31, 2007, primarily due to the increase in non-performing loans.  Management evaluated three non-performing commercial loans and elected to charge an additional $213,000 through the provision for loan losses based on updated appraisals and the evaluations of these loans.

Deposits totaled $317.7 million at March 31, 2008, a decrease of $10.3 million, or 3.1%, from $328.0 million at March 31, 2007.  Certificates of deposit decreased by $10.2 million, savings accounts decreased by $8.1 million and NOW accounts decreased by $2.4 million.  These decreases were partially offset by an increase in money market deposits of $10.4 million.  The Company continues to experience a shift in depositor preference from low cost liquid deposit accounts to higher cost money market accounts.  Management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Index

Discussion of Financial Condition Changes from March 31, 2007 to March 31, 2008 (continued)

Other short term borrowings increased by $1.7 million as a result of the increase in commercial repurchase agreements growth.

Additional Federal Home Loan Advances of $4.0 million maturing in fiscal 2011 were borrowed as a replacement to the runoff incurred in deposits due to management’s strategic pricing strategy.

Stockholders’ equity totaled $34.1 million, a decrease of $329,000, or 1.0%, during the year ending March 31, 2008, due primarily to purchases of treasury stock totaling $2.1 million, dividends totaling $1.5 million and an increase in the accumulated other comprehensive income (loss) arising from the FAS 158 pension adjustment of $100,000.  These amounts were partially offset by $2.0 million in net income for the fiscal year ended March 31, 2008 and an increase of $1.3 million in accumulated other comprehensive income (loss) resulting from the unrealized gains on available for sale securities during fiscal 2008.

Comparison of Operating Results for the Years Ended March 31, 2008 and 2007

General

Net income totaled $2.0 million for fiscal year ended March 31, 2008, a decrease of $197,000, or 9.1% compared to the net income of $2.2 million for the fiscal year ended March 31, 2007.  The decrease in net income was primarily attributable to an increase in general, administrative and other expense of $534,000 or 5.5%, coupled with an increase in provision for loan losses of $134,000, offset by an increase in service fees, charges and other operating of $152,000, or 11.5% and a decrease in federal income taxes of $240,000, or 28.2%.

Interest Income

Interest income increased $548,000 or 2.4%, to $23.0 million for the fiscal year ended March 31, 2008, compared to fiscal 2007.  This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 6.09% from 5.91% for the fiscal year ended March 31, 2007.  The yield increase is primarily due to the shift of interest earning assets into loans.  The Company has purposefully invested excess funds in shorter-term securities and adjustable rate loans rather than long-term fixed rate loans.  Although such strategy can sacrifice short-term income, it strengthens the Company’s interest rate position and allows the Company to profitably redeploy such assets in a rising rate environment.

Interest income on loans increased $603,000, or 3.8%, for the year ended March 31, 2008, compared to fiscal 2007, due primarily to a $7.6 million, or 3.2%, increase in the average balance of loans year over year, coupled with a 4 basis point increase in the weighted-average yield on loans outstanding.  The increase in the average balance of loans was primarily due to the emphasis on nonresidential loans.

Interest income on securities increased $131,000, or 2.3%, during fiscal 2008, compared to fiscal 2007, due primarily to an increase of 36 basis points to a weighted-average yield of 4.94% as compared to 4.58%, from the comparable 2007 period, offset by a decrease of $6.5 million, or 5.1%, in the average balance, caused mainly by principal repayments and maturities of $47.7 million, offset by purchases of $43.3 million.

Index

Comparison of Operating Results for the Years Ended March 31, 2008 and 2007 (continued)

Interest Income (continued)

Interest income on interest-bearing deposits decreased by $186,000, or 27.9%, during the fiscal year ended March 31, 2008 compared to fiscal 2007, due primarily to a decrease in the average balance during fiscal 2008 of $3.4 million, or 22.8%, coupled with a decrease in the weighted-average yield of 29 basis points to 4.11%.

Interest Expense

Interest expense for the fiscal year ended March 31, 2008 totaled $11.8 million, an increase of $595,000, or 5.3%, from interest expense for the fiscal year ended March 31, 2007.  The increase in interest expense resulted from an increase in the average cost of funds of 19 basis points to 3.27% for fiscal 2008, offset with a decrease of $2.7 million, or 0.8%, in the average balance of deposits and borrowings outstanding in fiscal 2008.

Interest expense on deposits totaled $9.8 million for fiscal 2008, an increase of $271,000, or 2.8%, compared to fiscal 2007.  The increase in deposit costs resulted from an increase of 17 basis points in the weighted-average cost of deposits to 3.09% for fiscal 2008, offset by a decrease in the average balance outstanding of $8.7 million, or 2.7%.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits to higher cost certificates of deposits contributed to the increase in the cost of deposits.

Interest expense on other short term borrowings totaled $225,000 for the year ended March 31, 2008, a decrease of $4,000 from fiscal 2007, due primarily to a decrease in the weighted-average rate of 70 basis points to 3.39% for the fiscal year ended March 31, 2008, due to the Federal Reserve interest rate reductions over the past year, offset by an increase in the average balance of $1.0 million.

Interest expense on Federal Home Loan Bank advances totaled $1.8 million for the year ended March 31, 2008, an increase of $328,000, or 22.8%, from fiscal 2007, due primarily to an increase in the average balance of $5.0 million, or 15.8%, coupled with an increase in the weighted-average rate of 27 basis points to 4.87% for the fiscal year ended March 31, 2008 as a result of the repayment of lower rate advances.

Net Interest Income

Net interest income totaled $11.2 million for the fiscal year ended March 31, 2008, a decrease of $47,000, or 0.4%, from the amount for fiscal 2007.  The average interest rate spread decreased to 2.82% for fiscal 2008 from 2.83% for fiscal 2007.  The net interest margin remained  unchanged at 2.96% for both fiscal 2008 and 2007.  These ratios were affected by the increase in the yield on average interest earning assets of 18 basis points and the cost of deposits increase of 17 basis points.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits and NOW accounts to the higher cost of money market investor and certificates of deposit accounts contributing to the larger increase in the cost of deposits.

Provision for Losses on Loans

Management recorded a $234,000 provision for losses on loans for the year ended March 31, 2008, an increase of $134,000 over the $100,000 recorded for the fiscal year ended March 31, 2007, primarily due to the increase in non-performing loans as discussed above.  Management evaluated three non-performing commercial loans and elected to charge an additional $213,000 through the provision for loan losses based on updated appraisals and the evaluations of these loans.  The Company generally has not recognized significant losses on non-performing loans secured by residential mortgages. To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of March 31, 2008.

Index

Comparison of Operating Results for the Years Ended March 31, 2008 and 2007 (continued)

Other Income

Other income increased by $278,000, or 16.9%, to $1.9 million for fiscal 2008, from $1.6 million for the year ended March 31, 2007.  The increase resulted primarily from a non-recurring early prepayment penalty collected from a commercial customer of $115,000, coupled with a $25,000 gain on the sale of Visa stock , a gain on sale of real estate of $31,000 creating a $54,000 variance as last year the Company incurred a $23,000 loss, an increase in trust income of $61,000, including a one time fee of $14,000 collected during fiscal 2008, an $11,000 increase in earnings on the cash surrender value of life insurance and $11,000 in earnings from the Bank’s portion of the title company partnership income.

General, Administrative and Other Expense

General, administrative and other expense increased by $534,000, or 5.5%, to $10.3 million for the fiscal year ended March 31, 2008, compared to fiscal 2007.  The increase in general, administrative and other expense is primarily due to an increase in employee compensation expense of $174,000, or 3.2% due primarily to employee merit increases from year to year and severance expense due to a restructuring of operations.  Franchise tax expense increased by $170,000, or 78.3%, due to a tax return amendment causing a reduction in expense of $154,000 in fiscal 2007.  An increase of $169,000, or 8.9%, in other operating expense was primarily attributable to a $121,000 increase in accounting fees related to compliance with the Sarbanes Oxley regulation, as the Company elected to outsource its internal controls assessment in preparation for an audit of internal controls, coupled with online banking expense increase of $66,000 due to increased usage.

Federal Income Taxes

The federal income tax expense was $610,000 for the year ended March 31, 2008, reflecting a decrease of $240,000 from fiscal 2007.  The decrease resulted primarily from a $437,000 decrease in pre-tax income.  The difference in the effective tax rate or rate of benefits from the 34% statutory rate is mainly due to the beneficial effects of income from cash surrender value of life insurance and other tax-exempt obligations.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006

General

Net income totaled $2.2 million for fiscal year ended March 31, 2007, an increase of $521,000 when compared to the net income for the fiscal year ended March 31, 2006.  The increase in net income was primarily attributable to a decrease in general, administrative and other expense of $1.2 million, or 10.6% coupled with a decrease in provision for loan losses of $111,000.  The decrease in employee compensation of $864,000 was mainly attributable to employee attrition coupled with management’s initiative to enhance the Bank’s sales culture, eliminating several positions.  The Ohio Franchise expense reduction of $312,000 was due to a tax return amendment and the treasury buybacks in prior years.  Net interest income was reduced by $196,000 mainly due to the runoff of the lower interest earning savings and NOW accounts and the growth of higher earning money market investor and certificates of deposit accounts.  Other income also decreased mainly due to the cash payment received from the bank owned life insurance policy causing the decrease of the average balance of these policies.  The growth in pretax earnings was partially offset by an increase in federal income taxes of $415,000.

Index

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006 (continued)

Interest Income

Interest income increased $2.7 million or 13.8%, to $22.4 million for the fiscal year ended March 31, 2007, compared to fiscal 2006.  This increase was mainly due to an increase in the weighted-average yield on interest-earning assets to 5.91% from 5.36% for the fiscal year ended March 31, 2006, coupled with an increase in the average balance of $11.6 million, or 3.2%.  The yield increase is primarily due to the Federal Reserve raising the federal funds rate 50 basis points over the past year.  These rate increases have beneficially affected the yields earned on the Company’s investment securities and interest-bearing deposits.  The Company has purposefully invested excess funds in shorter-term securities and adjustable rate loans rather than long-term fixed rate loans.  Although such strategy can sacrifice short-term income, it strengthens the Company’s interest rate position and allows the Company to profitably redeploy such assets in a rising rate environment.

Interest income on loans increased $1.8 million, or 13.1%, for the year ended March 31, 2007, compared to fiscal 2006, due primarily to a $14.5 million, or 6.5%, increase in the average balance of loans year over year, coupled with a 39 basis point increase in the weighted-average yield on loans outstanding.  The increase in the average balance of loans was primarily due to the emphasis on nonresidential and commercial loans.

Interest income on securities increased $651,000, or 12.6%, during fiscal  2007, compared to fiscal 2006, due primarily to an increase of 64 basis points to a weighted-average yield of 4.58% as compared to 3.94%, from the comparable 2006 period, generally reflecting upward interest rate adjustments in the rising rate environment, offset with a decrease of $4.2 million, or 3.2%, in the average balance, caused mainly by continued principal prepayments, maturities and sales of $44.3 million, which exceeded purchases of $37.8 million.

Interest income on interest-bearing deposits increased by $224,000, or 50.7%, for the fiscal year ended March 31, 2007, due primarily to an increase in the weighted-average yield of 120 basis points to 4.40%, coupled with an increase in the average balance during fiscal 2007 of $1.3 million, or 9.6%.

Interest Expense

Interest expense for the fiscal year ended March 31, 2007 totaled $11.2 million, an increase of $2.9 million, or 35.2%, from interest expense for fiscal year ended March 31, 2006.  The increase in interest expense resulted from an increase in the weighted-average cost of funds of 74 basis points to 3.08% for fiscal 2007, coupled with an increase of $9.8 million, or 2.8%, in the average balance of deposits and borrowings outstanding in fiscal 2007.

Interest expense on deposits totaled $9.5 million for fiscal 2007, an increase of $2.5 million, or 35.2%, compared to fiscal 2006.  The increase in deposit costs resulted from an increase of 71 basis points in the weighted-average cost of deposits to 2.92% for fiscal 2007, coupled with an increase in the average balance outstanding of $6.6 million, or 2.1%.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits to higher cost certificates of deposit contributed to the increase in the cost of deposits.

Interest expense on other short term borrowings totaled $229,000 for the year ended March 31, 2007, an increase of $81,000, or 54.7%, from the 2006 period, due primarily to an increase in the weighted-average rate of 126 basis points to 4.09% for the fiscal year ended March 2008.

Interest expense on borrowings totaled $1.4 million for the year ended March 31, 2007, an increase of $356,000, or 32.9%, from the 2006 period, due primarily to an increase in the average balance of $2.9 million,

Index

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006 (continued)

or 10.2%, coupled with an increase in the weighted-average rate of 79 basis points to 4.60% for the fiscal year ended March 31, 2007 as a result of the repayment of lower rate advances.

Net Interest Income

Net interest income totaled $11.2 million for the fiscal year ended March 31, 2007, a decrease of $196,000, or 1.7%, from the amount for fiscal 2006.  The average interest rate spread decreased to 2.83% for fiscal 2007 from 3.02% for fiscal 2006.  The net interest margin decreased to 2.96% for fiscal 2007 from 3.11% for the fiscal year ended March 31, 2006.   These ratios decreased as the increase in the yield on average interest earning assets of 55 basis points was unable to exceed the cost of funds which increased 74 basis points.  As noted earlier, a shift in the composition of deposits from lower cost savings deposits and NOW accounts to the higher cost of Money market investor and certificates of deposit accounts contributing to the larger increase in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $100,000 and $211,000 for the fiscal years ended March 31, 2007 and 2006, respectively.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of March 31, 2007.

Other Income

Other income, consisting primarily of an increase in cash surrender value of life insurance, gains on sale of loans, service fees, and charges on deposit accounts decreased by $135,000, or 7.6%, to $1.6 million for fiscal 2007, from $1.8 million for the year ended March 31, 2006.  The decrease resulted primarily from a decrease in the cash surrender value of life insurance of $160,000 and a decrease of $67,000 in gain on sale of loans.   These decreases were partially offset by an increase in other service fees, charges and other operating income of $66,000, or 5.3%, and trust income of $50,000.  The decline in gain on sale of loans is primarily due to a significant reduction in origination volume, amplified by management’s decision during fiscal 2007 to retain certain fixed rate mortgage loans to facilitate growth in the portfolio.

General, Administrative and Other Expense

General, administrative and other expense decreased by $1.2 million, or 10.6%, to $9.7 million for the fiscal year ended March 31, 2007, compared to fiscal 2006.  The decrease in general, administrative and other expense was primarily due to a reduction in employee compensation expense of $864,000, or 13.5%, due to employee attrition coupled with management’s initiative to enhance the Bank’s sales culture, eliminating several positions.  Franchise tax expense was reduced by $312,000, or 59.0%, mainly due to a receivable from an amendment of prior returns of $154,000 coupled with the benefits of the treasury stock repurchase program from the prior year.  A decrease of $48,000, or 2.5%, in other operating expense was primarily attributable to decreased advertising and public relations costs of $59,000 and reduced professional, legal and audit expenses of $62,000 partially offset by increased internet costs of $90,000.  These decreases were offset by an increase of $71,000, or 3.7%, in occupancy and equipment expense, primarily due to increased data line costs related to the online banking program, coupled with an increase of depreciation expense, building related maintenance and real estate taxes increases.

Index

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006 (continued)

Federal Income Taxes

The federal income tax expense was $850,000 for the year ended March 31, 2007, reflecting an increase of $415,000 from fiscal 2006.  The increase resulted primarily from a $936,000 increase in pre-tax income.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the beneficial effects of income from cash surrender value of life insurance and other tax-exempt obligations.

Index

AVERAGE BALANCE SHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year Ended March 31,
	2008			2007			2006

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$244,800	$16,546	6.76%	$237,118	$15,943	6.72%	$222,629	$14,096	6.33%
Investment securities (2)	120,181	5,932	4.94	126,668	5,801	4.58	130,875	5,150	3.94
Interest-earning deposits (3)	11,692	480	4.11	15,140	666	4.40	13,808	442	3.20
Total interest-earning assets	376,673	22,958	6.09	378,926	22,410	5.91	367,312	19,688	5.36

Non-interest-earning assets	21,972			22,968			25,051

Total assets	$398,645			$401,894			$392,363

Interest-bearing liabilities:
Deposits	$317,406	9,801	3.09	$326,130	9,530	2.92	$319,542	7,049	2.21
Other short term borrowings	6,634	225	3.39	5,593	229	4.09	5,229	148	2.83
Borrowings	36,262	1,767	4.87	31,308	1,439	4.60	28,424	1,083	3.81
Total interest-bearing liabilities	360,302	11,793	3.27	363,031	11,198	3.08	353,195	8,280	2.34

Non-interest-bearing liabilities	3,846			3,389			2,025

Total liabilities	364,148			366,420			355,220

Stockholders’ equity	34,497			35,474			37,143

Total liabilities and stockholders’ equity	$398,645			$401,894			$392,363

Net interest income		$11,165			$11,212			$11,408

Interest rate spread (4)			2.82%			2.83%			3.02%

Net yield on interest-earning assets (5)			2.96%			2.96%			3.11%
Ratio of average interest-earning assets to average
interest-bearing liabilities			104.54%			104.38%			104.00%

_____________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available for sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended March 31,
	2008 vs. 2007			2007 vs. 2006
	Increase			Increase
	(decrease)		Total	(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest income attributable to:
Loans receivable	$519	$84	$603	$941	$906	$1,847
Investment securities	(306)	437	131	(172)	823	651
Interest-bearing deposits	(144)	(42)	(186)	46	178	224
Total interest-earning assets	69	479	548	815	1,907	2,722

Interest expense attributable to:
Deposits	(256)	527	271	146	2,335	2,481
Other short term borrowings	39	(43)	(4)	11	70	81
Federal Home Loan Bank Borrowings	237	91	328	118	238	356
Total interest-bearing liabilities	20	575	595	275	2,643	2,918
Increase (decrease) in net interest income	$49	$(96)	$(47)	$540	$(736)	$(196)

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds.  In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements.  Federal funds sold and other liquid assets outstanding at March 31, 2008, 2007 and 2006, amounted to $134.5 million, $141.0 million and $143.2 million, respectively.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of  operating, investing and financing activities.  The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the Federal Home Loan Bank (“FHLB”), and sales of securities.  Liquidity management is both a daily and long-term function of business management.  If the Bank requires funds beyond its ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  At March 31, 2008, the Company had $38.5 million in outstanding advances from the FHLB.  At March 31, 2008, management believes the Company has additional borrowing capacity from the FHLB totaling $52.1 million based on the Bank’s one-to four-family residential mortgage loans.  The Bank has the ability to pledge

Index

investments and mortgage-backed securities which would allow the Bank the ability to borrow a total of $153.1 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2008.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$88	$122	$5	$-	$215
Advances from the Federal Home Loan Bank	7,500	20,000	11,000	-	38,500
Certificates of deposit maturities	127,887	42,129	12,263	757	183,036

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	250	-	-	-	250
Credit card/overdraft lines of credit	371	-	-	-	371
Home equity/commercial lines of credit	29,184	-	-	-	29,184
One- to four-family and multi-family loans	3,303	-	-	-	3,303

Total contractual obligations	$168,583	$62,251	$23,268	$757	$254,859

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

Index

Asset and Liability Management-Interest Rate Sensitivity Analysis (continued)

Presented below, as of March 31, 2008 and 2007, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 and 200 basis point decrease in market interest rates.  Due to the current interest rate environment, the changes in NPV are not estimated for a decrease of 300 basis points.

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

As of March 31, 2008
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(In thousands)

+300	bp	$20,800	$(18,869)	(48)%	5.55%	(419	)bp
+200	bp	26,917	(12,752)	(32)	6.98	(276)
+100	bp	33,672	(5,997)	(15)	8.49	(125)
0	bp	39,669	-	-	9.74	-
-100	bp	41,714	2,045	5	10.05	31
-200	bp	39,710	41	0.1	9.47	(27)

As of March 31, 2007
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets(4)
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(In thousands)

+300	bp	$25,420	$(14,885)	(37)%	6.81%	(322	)bp
+200	bp	30,351	(9,954)	(25)	7.94	(209)
+100	bp	35,947	(4,358)	(11)	9.15	(88)
0	bp	40,305	-	-	10.03	-
-100	bp	41,912	1,607	4	10.25	22
-200	bp	39,916	(389)	(1)	9.65	(38)

The Company’s policy in recent years had been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating adjustable rate mortgage (“ARM”) loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments and mortgage-backed securities.  However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed rate loans to ARM loans.  Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2008.  The Company has sought to lengthen the maturities of its deposits by promoting longer-term certificates and the Company was successful in lengthening the maturities of its certificate of deposit four to five year maturity by $3.7 million, or 42.7%.

The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

Index

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Wayne Savings Bancshares, Inc.
Wooster, Ohio

We have audited the accompanying consolidated balance sheet of Wayne Savings Bancshares, Inc. as of March 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Wayne Savings Bancshares, Inc. as of and for each of the two years in the period ended March 31, 2007 were audited by other accountants whose report dated June 18, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
May 30, 2008

Index

Report of Independent Registered Public Accounting Firm

Board of Directors
Wayne Savings Bancshares, Inc.

We have audited the accompanying consolidated statement of financial condition of Wayne Savings Bancshares, Inc. as of March 31, 2007, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated financial position of Wayne Savings Bancshares, Inc. as of March 31, 2007 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As more fully explained in Note 14, the Company changed its method of accounting for its defined benefit plan in accordance with Statement of Financial Accounting Standards No. 158.

/s/ Grant Thornton LLP

Cincinnati, Ohio
June 18, 2007

Index
Wayne Savings Bancshares, Inc.
Consolidated Balance Sheets
March 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Assets
Cash and due from banks	$1,901	$2,194
Federal funds sold	6,000	9,000
Interest-bearing demand deposits	5,162	6,021
Cash and cash equivalents	13,063	17,215

Available-for-sale securities	120,170	121,984
Held-to-maturity securities	1,240	1,774
Loans, net of allowance for loan losses of $1,777 and $1,523 at March 31, 2008 and 2007, respectively	242,255	239,774
Premises and equipment	8,012	8,179
Federal Home Loan Bank stock	4,892	4,829
Foreclosed assets held for sale, net	93	–
Accrued interest receivable	1,753	2,081
Bank-owned life insurance	6,268	6,034
Goodwill	1,719	1,719
Other intangible assets	577	683
Other assets	1,360	1,340
Prepaid federal income taxes	182	125
Total assets	$401,584	$405,737

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$50,884	$53,235
Savings and money market	83,811	81,499
Time	183,036	193,253
Total deposits	317,731	327,987
Other short-term borrowings	7,287	5,553
Federal Home Loan Bank advances	38,500	34,500
Interest payable and other liabilities	2,511	2,267
Deferred federal income taxes	1,451	997
Total liabilities	367,480	371,304
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,127	36,106
Retained earnings	12,450	11,982
Shares acquired by ESOP	(1,097)	(1,158)
Accumulated other comprehensive income (loss)	707	(476)
Treasury stock, at cost
Common: 2008 – 969,627 shares, 2007 – 784,622 shares	(14,481)	(12,419)
Total stockholders’ equity	34,104	34,433
Total liabilities and stockholders’ equity	$401,584	$405,737

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Income
Years Ended March 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006
Interest and Dividend Income
Loans	$16,546	$15,943	$14,096
Securities	5,932	5,801	5,150
Dividends on Federal Home Loan Bank stock and other	480	666	442

Total interest and dividend income	22,958	22,410	19,688

Interest Expense
Deposits	9,801	9,530	7,049
Other short term borrowings	225	229	148
Federal Home Loan Bank advances	1,767	1,439	1,083

Total interest expense	11,793	11,198	8,280

Net Interest Income	11,165	11,212	11,408

Provision for Loan Losses	234	100	211

Net Interest Income After Provision for Loan Losses	10,931	11,112	11,197

Noninterest Income
Net gains on loan sales	–	–	67
Gain (loss) on disposal of real estate acquired through foreclosure	31	(23)	1
Trust income	187	126	76
Earnings on bank-owned life insurance	234	223	383
Service fees, charges and other operating	1,469	1,317	1,251

Total noninterest income	1,921	1,643	1,778

Noninterest Expense
Salaries and employee benefits	5,692	5,518	6,382
Net occupancy and equipment expense	2,001	1,978	1,907
Federal deposit insurance premiums	38	40	43
Franchise taxes	387	217	529
Amortization of intangible assets	106	106	106
Other	2,054	1,885	1,933

Total noninterest expense	10,278	9,744	10,900

Income Before Federal Income Taxes	2,574	3,011	2,075

Provision for Federal Income Taxes	610	850	435

Net Income	$1,964	$2,161	$1,640

Basic Earnings Per Share	$.65	$.68	$.50

Diluted Earnings Per Share	$.65	$.68	$.50

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2008, 2007 and 2006
(In thousands, except per share data)

				Shares		Accumulated
		Additional		Acquired		Other
	Common	Paid-in	Retained	By	Treasury	Comprehensive
	Stock	Capital	Earnings	ESOP	Stock	Income (Loss)	Total
Balance, April 1, 2005	$391	$35,133	$11,371	$(1,304)	$(4,600)	$(792)	$40,199
Comprehensive income
Net income	–	–	1,640	–	–	–	1,640
Unrealized losses on securities designated asavailable for sale, net of tax benefits	–	–	–	–	–	(219)	(219)
Total comprehensive income							1,421
Cash dividends – $0.48 per share	–	–	(1,617)	–	–	–	(1,617)
Purchase of treasury stock – shares at cost	–	–	–	–	(5,025)	–	(5,025)
Amortization of expense related to ESOP	–	108	–	65	–	–	173
Proceeds from the exercise of stock options	2	363	–	–	–	–	365
Balance, March 31, 2006	393	35,604	11,394	(1,239)	(9,625)	(1,011)	35,516
Comprehensive income
Net income	–	–	2,161	–	–	–	2,161
Unrealized gains on securities designated asavailable for sale, net of related taxes	–	–	–	–	–	761	761
Total comprehensive income							2,922
Cash dividends - $0.48 per share	–	–	(1,573)	–	–	–	(1,573)
Purchase of treasury stock – shares at cost	–	–	–	–	(2,794)	–	(2,794)
Amortization of expense related to ESOP	–	49	–	81	–	–	130
Proceeds from the exercise of stock options	5	453	–	–	–	–	458
Adoption of SFAS No. 158	–	–	–	–	–	(226)	(226)
Balance, March 31, 2007	398	36,106	11,982	(1,158)	(12,419)	(476)	34,433
Comprehensive income
Net income	–	–	1,964	–	–	–	1,964
Unrealized gains on securities designated as available for sale, net of related taxes	–	–	–	–	–	1,283	1,283
Change in unrecognized net loss in net periodicpension cost	–	–	–	–	–	(100)	(100)
Total comprehensive income							3,147
Cash dividends - $.48 per share	–	–	(1,496)	–	–	–	(1,496)
Purchase of treasury stock – shares at cost	–	–	–	–	(2,062)	–	(2,062)
Amortization of expense related to ESOP	–	21	–	61	–	–	82
Balance, March 31, 2008	$398	$36,127	$12,450	$(1,097)	$(14,481)	$707	$34,104

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Operating Activities
Net income	$1,964	$2,161	$1,640
Items not requiring (providing) cash
Depreciation and amortization	655	700	645
Provision for loan losses	234	100	211
Amortization of premiums and discounts on securities	(105)	(49)	(622)
Amortization of loan-servicing rights	43	36	28
Amortization of deferred loan originations fees	(60)	(48)	(110)
Amortization of intangible asset	106	106	106
Deferred income taxes	(150)	55	145
Net gains on sales of loans	–	–	(13)
Proceeds from sale of loans in the secondary market	–	–	6,075
Origination of loans for sale in the secondary market	–	–	(6,065)
Amortization of stock benefit plan	82	130	173
(Gain) loss on sale of real estate owned and other repossessed assets	(31)	23	(1)
Federal Home Loan Bank stock dividends	(63)	(206)	(237)
Increase in value of bank-owned life insurance	(234)	(223)	(405)
Changes in
Accrued interest receivable	328	(56)	(116)
Other assets	(278)	(56)	935
Interest payable and other liabilities	206	63	(101)

Net cash provided by operating activities	2,697	2,736	2,288

Investing Activities
Purchases of available-for-sale securities	(43,343)	(37,802)	(34,211)
Proceeds from maturities of available-for-sale securities	47,210	38,439	28,752
Proceeds from the sales of held-to-maturity securities	–	2,493	–
Proceeds from the sales of available-for-sale securities	–	–	2,860
Proceeds from maturities of held-to-maturity securities	531	3,328	7,058
Net change in loans	(2,854)	(4,799)	(22,094)
Purchase of premises and equipment	(488)	(322)	(280)
Proceeds from bank-owned life insurance	–	–	1,175
Proceeds from the sale of foreclosed assets	137	133	163

Net cash provided by (used in) investing activities	1,193	1,470	(16,577)

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended March 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Financing Activities
Net change in deposits	$(10,256)	$1,121	$6,280
Net change in other short-term borrowings	1,734	(151)	5,704
Proceeds from Federal Home Loan Bank advances	40,700	78,400	80,275
Repayments of Federal Home Loan Bank advances	(36,700)	(76,650)	(87,525)
Advances by borrowers for taxes and insurance	60	95	40
Cash dividends paid	(1,518)	(1,591)	(1,644)
Tax benefits related to stock benefit plans	–	8	80
Proceeds from exercise of stock options	–	448	285
Treasury stock purchases	(2,062)	(2,794)	(5,025)

Net cash used in financing activities	(8,042)	(1,114)	(1,530)

Increase (Decrease) in Cash and Cash Equivalents	(4,152)	3,092	(15,819)

Cash and Cash Equivalents, Beginning of Year	17,215	14,123	29,942

Cash and Cash Equivalents, End of Year	$13,063	$17,215	$14,123

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$11,756	$11,078	$8,215

Federal income taxes paid	$930	$1,129	$325

Supplemental Disclosure of Non-Cash Investing Activities
Transfers from loans to real estate owned and other repossessed assets	$220	$–	$412

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$1,283	$761	$(219)

Minimum pension liability adjustment, net of related tax effects	$(100)	$(226)	$–

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$–	$–	$54

Dividends payable	$361	$383	$401

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Wayne Savings Bancshares, Inc. (“Wayne” or the “Company”) and its wholly-owned subsidiary, Wayne Savings Community Bank (the “Bank”).  All intercompany transactions and balances have been eliminated.

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.  Customers are mainly located in Wayne, Holmes, Ashland, Medina and Stark Counties and the surrounding localities in northeastern Ohio, and include a wide range of individuals, business and other organizations.  Wayne has historically conducted its business through its main office in Wooster, Ohio.

The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

Use of Estimates

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

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value.  Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities.  Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. At March 31, 2008 and 2007, the Company did not have any loans originated and held for sale.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.  An accelerated method is used for tax purposes.  Leasehold improvements are also stated at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets and in conjunction with the term of the lease.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (FHLB) to maintain an investment in FHLB common stock.  The required investment in the common stock is based on a predetermined formula.  The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value.  At March 31, 2008, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives.  Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets at March 31, 2008 and 2007 is as follows:

	2008	2007
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - Gross	974	974
Other intangible assets-Amortization	(397)	(291)

Total	$2,296	$2,402

The Company recorded amortization relative to intangible assets totaling $106,000 for each of  the fiscal years ended March 31, 2008, 2007 and 2006.  The Company anticipates $106,000 of amortization for fiscal 2009, $93,000 in fiscal 2010 and $91,000 in fiscal 2011, 2012 and 2013. Such amortization is derived using the straight line method for the customer intangible asset over 59 months and the core deposit asset over ten years.  Pursuant to SFAS No. 142, the Company is required to annually test goodwill and other intangible assets for impairment.  The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Mortgage Servicing Rights

Beginning April 1, 2007, mortgage servicing rights on originated loans that have been sold are initially recorded at fair value.  Mortgage servicing rights on originated loans that have been sold prior to 2007 are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage-servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Treasury Stock

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.

Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 14.

The Company accounts for the plan in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files a consolidated federal income tax return with its subsidiary.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.  Unearned ESOP shares which have not vested have been excluded from the computation of average shares outstanding.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company’s stock option plan.

Advertising

Advertising costs are expensed as incurred.  The Company’s advertising expense totaled $115,000, $101,000 and $146,000 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2008 financial statement presentation.  These reclassifications had no effect on net income.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at March 31, 2008 was $1.6 million.

Note 3:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2008:
U.S. government agencies	$17,210	$209	$1	$17,418
Mortgage-backed securities	83,927	1,518	369	85,076
State and political subdivisions	17,466	335	125	17,676

	$118,603	$2,062	$495	$120,170

March 31, 2007:
U.S. government agencies	$40,508	$3	$362	$40,149
Mortgage-backed securities	68,087	209	440	67,856
State and political subdivisions	12,767	224	15	12,976
Corporate bonds and notes	1,000	3	–	1,003

	$122,362	$439	$817	$121,984

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2008:
U.S. Government agencies	$320	$–	$1	$319
State and political subdivisions	117	7	–	124
Mortgage-backed securities	803	8	1	810

	$1,240	$15	$2	$1,253

March 31, 2007:
U.S. Government agencies	$422	$1	$–	$423
State and political subdivisions	143	7	–	150
Mortgage-backed securities	1,209	12	2	1,219

	$1,774	$20	$2	$1,792

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$9,847	$9,903	$–	$–
One to five years	6,004	6,134	117	124
Five to ten years	3,731	3,818	–	–
After ten years	15,094	15,239	320	319

	34,676	35,094	437	443

Mortgage-backed securities	83,927	85,076	803	810

Totals	$118,603	$120,170	$1,240	$1,253

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $21.5 million and $16.0 million at March 31, 2008 and 2007, respectively.

During fiscal 2007, management elected to sell a $2.5 million corporate bond investment from the held to maturity portfolio due to concerns as to the credit quality of the issuer.  The security was scheduled to mature in January 2007.  The sale occurred in September 2006 and resulted in a gross realized gain of approximately $400.

Proceeds from the sale of mortgage-backed securities during the fiscal year ended March 31, 2007, totaled $26,000 resulting in a $2,400 gain. Proceeds from the sale of mortgage-backed securities during the fiscal year ended March 31, 2006, totaled $2.9 million, resulting in no gross realized gains or losses.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at March 31, 2008 and 2007 was $14.7 million and $75.7 million, which represented approximately 12% and 61%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 and 2007:

March 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$610	$2	$––	$––	$610	$2
Mortgage-backed securities	7,167	343	2,138	27	9,305	370
State and political subdivisions	4,778	125	––	––	4,778	125
Total temporarily impaired securities	$12,555	$470	$2,138	$27	$14,693	$497

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

March 31, 2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$1,995	$5	$33,765	$357	$35,760	$362
Mortgage-backed securities	9,317	47	28,701	395	38,018	442
State and political subdivisions	––	––	1,952	15	1,952	15

Total temporarily impaired securities	$11,312	$52	$64,418	$767	$75,730	$819

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at March 31, include:

	2008	2007
	(In thousands)

One- to four-family residential	$142,010	$143,942
Multi-family residential	8,929	8,938
Construction	1,636	2,019
Nonresidential real estate and land	61,407	56,049
Commercial	26,873	32,648
Consumer and other	6,183	5,460
	247,038	249,056
Less:
Undisbursed portion of loans in process	2,616	7,334
Deferred loan origination fees	390	425
Allowance for loan losses	1,777	1,523

Total loans	$242,255	$239,774

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
	(In thousands)

Balance, beginning of year	$1,523	$1,484	$1,374
Provision charged to expense	234	100	211
Losses charged off	(16)	(83)	(158)
Recoveries	36	22	57

Balance, end of year	$1,777	$1,523	$1,484

Non-accrual loans totaled $1.9 million and $950,000 at March 31, 2008 and 2007, respectively.  Impaired loans totaled $1.1 million in fiscal 2008.  An allowance for losses of $253,000 relates to impaired loans of $1.1 million at March 31, 2008.  At March 31, 2008 impaired loans of $42,000 had  no related allowance for losses in 2008.  There were no impaired loans at March 31, 2007.

Interest income of $55,000 was recognized on average impaired loans of $560,000 during fiscal 2008 which is also the cash basis interest.  No income was recognized on impaired loans for fiscal 2007 and 2006.

At March 31, 2008 and 2007 there were no accruing loans delinquent 90 days or more.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2008	2007

Land and improvements	$1,719	$1,699
Office buildings and improvements	7,621	7,331
Furniture, fixtures and equipment	4,386	4,230
Leasehold improvements	356	356

	14,082	13,616
Less accumulated depreciation	6,070	5,437

	$8,012	$8,179

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained.  Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others was $27.6 million and $30.4 million at March 31, 2008 and 2007, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $27,000, $42,000 and $78,000 are included in loan servicing fees in the income statement at March 31, 2008, 2007 and 2006, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $182,000 and $197,000 at March 31, 2008 and 2007, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows:

	2008	2007	2006
	(In thousands)

Carrying amount, beginning of year	$275	$311	$285
Additions
Servicing obligations that result from transfers of financial assets	–	–	54

Subtractions
Amortization	43	36	28

Carrying amount, end of year	$232	$275	$311

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of year	$275	$311
Fair value, end of year	$232	$275

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $58.5 million at March 31, 2008, and $56.4 million at March 31, 2007.

At March 31, 2008, the scheduled maturities of time deposits are as follows:

Due during the year ending March 31,	(In thousands)

2009	$127,887
2010	36,162
2011	5,967
2012	11,948
2013	315
Thereafter	757

$183,036

Note 8:	Other short term borrowings

Short-term borrowings included the following at December 31:

	2008	2007

Securities sold under repurchase agreements	$7,287	$5,553

Securities sold under agreements to repurchase consist of obligations of the Bank  to other parties.  The obligations are secured by available for sale securities and such collateral is held by the Bank.  The maximum amount of outstanding agreements at any month end during 2008 and 2007 totaled $8.6 million and $6.8 million, respectively, and the monthly average of such agreements totaled $6.6 million and $5.6 million for 2008 and 2007, respectively.  The agreements at March 31, 2008, mature daily.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 9:	Federal Home Loan Bank Advances

At March 31, 2008, advances from the Federal Home Loan Bank were as follows:

Interest rate range	Maturing year ending March 31,	2008

4.01%-5.31%	2009	$7,500
4.34%-5.16%	2010	10,500
4.60%-5.15%	2011	9,500
4.77%-5.12%	2012 and thereafter	11,000

		$38,500

At March 31, 2008 required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended March 31,	(In thousands)

2009	$7,500
2010	10,500
2011	9,500
2012	8,000
2013	3,000
Thereafter	-

$38,500

Additionally, as members of the Federal Home Loan Bank system at March 31, 2008, the Bank had the ability to obtain up to $52.1million in additional borrowings based on collateral pledged to the FHLB at March 31, 2008.  At March 31, 2008, the Bank had approximately $124.6 million one- to four-family residential real estate loans pledged as collateral for borrowings.  At March 31, 2008, the Bank had a cash management line of credit with Federal Reserve bank in the amount of $1.0 million, none of which was drawn.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 10:	Income Taxes

The provision for income taxes includes these components:

	2008	2007	2006
	(In thousands)

Taxes currently payable	$760	$795	$290
Deferred income taxes	(150)	55	145

Income tax expense	$610	$850	$435

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2008	2007	2006
	(In thousands)

Computed at the statutory rate (34%)	$875	$1,024	$706
Increase (Decrease) resulting from
Tax exempt interest	(197)	(150)	(159)
Earnings on bank-owned life insurance	(79)	(76)	(130)
Other	11	52	18

Actual tax expense	$610	$850	$435

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2008	2007
	(In thousands)

Deferred tax assets
Deferred loan origination fees	$133	$144
General loan loss allowance	604	518
Unrealized losses on securities available for sale	–	129
Pension adjustment	168	117
Reserve for uncollected interest	38	22
Benefit plan expense	89	72
Other	–	14

Total deferred tax assets	1,032	1,016

Deferred tax liabilities
Prepaid pension	(173)	(171)
Federal Home Loan Bank stock dividends	(1,172)	(1,151)
Book/tax depreciation differences	(206)	(257)
Financed loan fees	(124)	(120)
Unrealized gains on securities available for sale	(533)	–
Mortgage servicing rights	(79)	(93)
Purchase price adjustments – net	(196)	(221)

Total deferred tax liabilities	(2,483)	(2,013)

Net deferred tax liability	$(1,451)	$(997)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2008. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2008.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 11:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2008	2007	2006
	(In thousands)

Unrealized gains (losses) on available-for-sale securities	$1,945	$1,153	$(332)
Change in defined benefit plan unrecognized net loss	(176)	(343)	–
Amortization of net loss included in net periodic pension cost	24	–	–
Components of other comprehensive income (loss), before tax effect	1,793	810	(332)
Tax (expense) benefit	(610)	(275)	113

Other comprehensive income (loss)	$1,183	$535	$(219)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2008	2007	2006
	(In thousands)

Net unrealized gain (loss) on securities available-for-sale	$1,566	$(378)	$(1,532)
Net unrealized loss for unfunded status of defined benefit plan liability	(495)	(343)	–

	1,071	(721)	(1,532)
Tax effect	(364)	245	521

Net-of-tax amount	$707	$(476)	$(1,011)

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 12:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2008, the Bank had regulatory approval for $1.3 million of retained earnings for dividend declaration or treasury stock repurchases.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2008, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2008, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008
Tangible capital	$30,331	7.6%	$5,971	1.5%	$19,903	5.0%
Core capital	30,331	7.6	15,922	4.0	23,883	6.0
Risk-based capital	31,855	13.0	18,698	8.0	23,372	10.0

As of March 31, 2007
Tangible capital	$31,736	7.9%	$6,060	1.5%	$20,200	5.0%
Core capital	31,736	7.9	16,160	4.0	24,240	6.0
Risk-based capital	33,259	14.3	18,593	8.0	23,241	10.0

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 13:	Related Party Transactions

At March 31, 2008 and 2007, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties).  In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.  Such loans are summarized below.

	2008	2007
	(In thousands)

Aggregate balance – Beginning of year	$2,682	$2,767
New loans	2,291	–
Draws on existing lines of credit	–	37
Repayments	(2,591)	(122)

Aggregate balance – End of year	$2,382	$2,682

Deposits from related parties held by the Bank at March 31, 2008 and 2007, totaled $2.2 million and $1.7 million, respectively.

The Bank paid legal fees to the law firm to which one of the directors of the Company is of counsel.  The amounts paid totaled approximately $13,000, $24,000 and $35,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest.  The current five year lease provides for renewal options through fiscal 2016, and payments totaling approximately $25,000 per year through fiscal 2011 and $2,000 for fiscal 2012.  Rental expense was $25,000, $25,000 and $24,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Note 14:	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Company has a noncontributory defined benefit pension plan covering all employees who meet the eligibility requirements.  The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:  an amendment of FASB Statements No. 87, 88, 106 and 132(R).  Statement No. 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s balance sheet.  The funded status was previously disclosed in the notes to the Company’s financial statements, but differed from the amount recognized in the balance sheet.

The recognition and disclosure provisions of Statement No. 158 were effective as to the Company as of March 31, 2007.  The Company adopted the recognition and disclosure provisions of Statement No. 158 effective March 31, 2007.  The effect of the adoption of Statement No. 158 was recognition of an after-tax liability and charge to other comprehensive income totaling $226,000.

The Company expects to contribute approximately $10,000 to the plan in fiscal 2009.

The Company uses a March 31 measurement date for the plan.  Information about the plan’s funded status and pension cost follows:

	Pension Benefits
	2008	2007	2006
	(In thousands)
Change in benefit obligation
Beginning of year	$1,042	$1,007	$2,323
Interest cost	62	65	136
Actuarial loss (gain)	138	156	(236)
Benefits paid	(89)	(186)	(1,216)

End of year	1,153	1,042	1,007

Change in fair value of plan assets
Beginning of year	1,200	1,256	2,323
Actuarial return on plan assets	46	130	149
Employer contribution	10	–	–
Benefits paid	(89)	(186)	(1,216)

End of year	1,167	1,200	1,256

Funded status at end of year	$14	$158	$249

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of:

	Pension Benefits
	2008	2007
	(In thousands)

Net loss	$(495)	$(343)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $23,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.2 million, $1.0 million and $1.0 million at March 31, 2008, 2007 and 2006, respectively.

	March 31,
	2008	2007	2006
	(In thousands)

Components of net periodic benefit cost
Interest cost	$61	$65	$136
Expected return on plan assets	(83)	(87)	(159)
Amortization of prior service cost	–	17	73
Amortization of net loss	24	–	358

Net periodic benefit cost	$2	$(5)	$408

Plan assets are held by a bank-administered trust fund, which invests the plan assets in accordance with the provisions of the plan agreement.  The plan agreement permits investment in mutual funds that may invest in common stocks, corporate bonds and debentures, U.S. Government securities, certain insurance contracts, real estate and other specified investments, based on certain target allocation percentages.

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities.  The target asset allocation percentages for 2008 are as follows:

SMID-Cap stocks	Not to exceed 60%
Fixed income investments	Not to exceed 35%
Cash	Not to exceed 5%

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

At March 31, 2008, 2007 and 2006, the fair value of plan assets as a percentage of the total was invested in the following:

	March 31,
	2008	2007	2006

Equity securities	60%	59%	60%
Debt securities	36	40	38
Cash and cash equivalents	4	1	2

	100%	100%	100%

Benefit payments expected to be paid from the plan as of March 31, 2008 are as follows:

(In thousands)

2009	$32
2010	47
2011	58
2012	36
2013	35
Thereafter	277

$485

Significant assumptions include:

	Pension Benefits
	2008	2007	2006

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.75%	6.00%	6.50%
Rate of compensation increase (frozen)	N/A	N/A	N/A

Weighted-average assumptions used to determine benefit cost:
Discount rate	6.75%	6.00%	6.00%
Expected return on plan assets	6.25%	7.00%	7.00%
Rate of compensation increase (frozen)	N/A	N/A	N/A

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees of the Company.  The ESOP acquired 163,265 shares of Company common stock at $10.00 per share in 2003 with funds provided by a loan from the Company.  Accordingly, $1.6 million of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity.  Shares are released to participants proportionately as the loan is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

ESOP expense for the years ended March 31, 2008, 2007 and 2006 was $117,000, $149,000, and $161,000, respectively.

Share information for the ESOP is as follows at March 31, 2008, 2007 and 2006.

	2008	2007	2006

Allocated shares	61,573	51,721	41,698
Shares released for allocation	2,380	2,712	2,886
Unearned shares	99,312	108,832	118,681

Total ESOP shares	163,265	163,265	163,265

Fair value of unearned shares at March 31	$993,120	$1,522,560	$1,786,149

At March 31, 2008, the fair value of the 61,573 allocated shares held by the ESOP is approximately $615,730.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan.  The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions for 2008, 2007 and 2006.  Expense related to the integrated 401(k) plan totaled $158,000, $148,000 and $135,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 15:	Stock Option Plan

The Company’s Share Option Plan (the Plan), which is stockholder approved, permits the grant of up to 204,081 share options to its employees.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on ten years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).  There was no compensation cost recognized in the income statement for share-based payment arrangements during the years ended March 31, 2008, 2007 and 2006.

A summary of option activity under the Plan as of March 31, 2008 is presented below:

	2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of year	114,224	$13.95
Granted	–	–
Exercised	–	–
Forfeited or expired	10,000	13.95

Outstanding, end of year	104,224	$13.95	6.0	$–

Exercisable, end of year	104,224	$13.95	6.0	$–

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

As of March 31, 2008, 2007 and 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

The total intrinsic value of options exercised during the years ended March 31, 2007 and 2006 were $40,000 and $74,000, respectively.  There were no options exercised in 2008.

Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended March 31, 2008
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,964

Basic earnings per share
Income available to common stockholders		3,044,419	$0.65

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,964	3,044,419	$0.65

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Options to purchase 104,224 shares of common stock at $13.95 per share were outstanding at March 31, 2008, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended March 31, 2007
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$2,161

Basic earnings per share
Income available to common stockholders		3,184,336	$0.68

Effect of dilutive securities
Stock options		5,754

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,161	3,190,090	$0.68

	Year Ended March 31, 2006
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,640

Basic earnings per share
Income available to common stockholders		3,296,674	$0.50

Effect of dilutive securities
Stock options		17,222

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,640	3,313,896	$0.50

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 17:	Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$13,063	$13,063	$17,215	$17,215
Available-for-sale securities	120,170	120,170	121,984	121,984
Held-to-maturity securities	1,240	1,253	1,774	1,792
Loans, net of allowance for loan losses	242,255	247,851	239,774	237,854
Federal Home Loan Bank stock	4,892	4,892	4,829	4,829
Interest receivable	1,753	1,753	2,081	2,081

Financial liabilities
Deposits	317,731	315,698	327,987	317,647
Other short-term borrowings	7,287	7,287	5,553	5,553
Federal Home Loan Bank advances	38,500	39,898	34,500	34,331
Advances from borrowers for taxes and insurance	676	676	616	616
Interest payable	420	420	383	383

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Securities

Fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

Deposits

Deposits include savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Interest Payable, Other Short-Term Borrowings and Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at March 31, 2008 and 2007.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 18:	Commitments and Credit Risk

At March 31, 2008 and 2007, total commercial and commercial real estate loans made up 36% of the loan portfolio with most of these loans secured by commercial real estate and business assets mainly in the Ohio area.  Installment loans account for 2% of the loan portfolio in both years and are secured by consumer assets including automobiles, which account for 80% and 68%, respectively, of the installment loan portfolio.  Real estate loans comprise 87% of the loan portfolio as of March 31, 2008 and 2007, and primarily include first mortgage loans on residential properties and home equity lines of credit.  Included in cash and due from banks as of March 31, 2008 and 2007, is $1.8 million and $1.9 million, respectively, of uninsured deposits as this is our branch cash.  Also included in cash and cash equivalents as of March 31, 2008 and 2007, is $4.3 million and $5.5 million, respectively, of uninsured interest-bearing deposits with Federal Home Loan Bank.  Federal Funds sold of $6.0 million and $9.0 million were sold to Federal Home Loan Bank at March 31, 2008 and 2007, respectively.

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At March 31, 2008 and 2007, the Company had outstanding commitments to originate loans aggregating approximately $3.3 million and $2.7 million, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year.  Total mortgage loans in the process of origination amounted to approximately $1.3 million and $817,000 at March 31, 2008 and 2007, respectively.

Standby Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  Fees for letters of credit are initially recorded by the Company as deferred revenue and are included in earnings at the termination of the respective agreements.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to $250,000 and $231,000, at March 31, 2008 and 2007, respectively, with terms not exceeding nine months.  At both March 31, 2008 and 2007, the Company had no deferred revenue under standby letter of credit agreements.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At March 31, 2008, the Company had granted unused lines of credit to borrowers aggregating approximately $16.9 million and $12.3 million for commercial lines and open-end consumer lines, respectively.  At March 31, 2007, unused lines of credit to borrowers aggregated approximately $9.7 million for commercial lines and $16.9 million for open-end consumer lines.

Leases

The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

Fiscal year ended	(In thousands)

2008	$87
2009	87
2010	59
2011	56
2012	5

Total	$294

The Company incurred rental expense under operating leases totaling approximately $87,000, $82,000 and $71,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

There were no other material commitments or contingencies at March 31, 2008.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 19:	Future Change in Accounting Principle

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year. The adoption of this Statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  This Issue is effective beginning April 1, 2008.  The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods.  The Company adopted Issue 06-4 effective April 1, 2008, as required, without material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141.  The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses.  It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date.  The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.

FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Concurrent with SFAS No. 141 (revised 2007), the FASB recently issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.

A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of SFAS No. 160.  Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

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

Note 20:	FDIC One-time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  The Bank is an eligible institution and has received notice from the FDIC that its remaining share of the credit is $157,000 at March 31, 2008.  This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments.  As such, the timing and ultimate recoverability of the one-time credit may change.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 21:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	March 31,
	2008	2007
	(In thousands)
Assets
Cash and due from banks	$58	$66
Notes receivable from the Bank	1,097	1,158
Investment in the Bank	33,356	33,689
Prepaid expenses and other assets	41	24

Total assets	$34,552	$34,937

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$448	$504

Stockholders’ equity
Common stock and additional paid-in capital	36,525	36,504
Retained earnings	12,450	11,982
Less required contributions for shares acquired by ESOP	(1,097)	(1,158)
Treasury stock – at cost	(14,481)	(12,419)
Accumulated other comprehensive income (loss)	707	(476)

Total stockholders’ equity	34,104	34,433

Total liabilities and stockholders’ equity	$34,552	$34,937

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Condensed Statements of Income

	Years Ended March 31,
	2008	2007	2006
	(In thousands)

Operating Income
Interest income	$69	$73	$85
Dividends from subsidiaries	3,669	3,765	5,375
Total operating income	3,738	3,838	5,460

General, Administrative and Other Expenses	231	216	155

Earnings before Federal Income Tax Benefits and equity in undistributed income of subsidiaries	3,507	3,622	5,305

Federal Income Tax Benefits	(55)	(48)	(39)
Income before equity in undistributed income of subsidiaries	3,562	3,670	5,344
Equity in undistributed (excess distributed) income of subsidiaries	(1,598)	(1,509)	(3,704)

Net Income	$1,964	$2,161	$1,640

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Condensed Statements of Cash Flows

	Years Ended March 31,
	2008	2007	2006
	(In thousands)
Operating Activities
Net income for the year	$1,964	$2,161	$1,640
Items not requiring (providing) cash
Distributions in excess of income from the Bank	1,598	1,509	3,704
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(17)	(2)	526
Accrued expenses and other liabilities	(34)	91	(40)
Net cash provided by operating activities	3,511	3,759	5,830

Investing Activities
Repayment of ESOP loan	61	82	65

Net cash provided by investing activities	61	82	65

Financing Activities
Payment of dividends on common stock	(1,518)	(1,573)	(1,617)
Purchase of treasury stock	(2,062)	(2,794)	(5,025)
Proceeds from exercise of stock options	–	486	285
Tax benefits related to employee stock plans	–	8	80

Net cash used in financing activities	(3,580)	(3,873)	(6,277)

Net Change in Cash and Cash Equivalents	(8)	(32)	(382)

Cash and Cash Equivalents at Beginning of Year	66	98	480

Cash and Cash Equivalents at End of Year	$58	$66	$98

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

Note 22:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended March 31, 2008 and 2007.

	Three Months Ended
2008:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,699	$5,793	$5,826	$5,640
Total interest expense	2,917	2,975	3,030	2,871

Net interest income	2,782	2,818	2,796	2,769

Provision for loan losses	30	25	140	39
Other income	448	469	458	546
General, administrative and other expense	2,494	2,530	2,543	2,711

Income before income taxes	706	732	571	565
Federal income taxes	183	185	125	117

Net income	$523	$547	$446	$448

Earnings per share
Basic	$0.17	$0.18	$0.14	$0.16

Diluted	$0.17	$0.18	$0.14	$0.16

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

	Three Months Ended
2007:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,436	$5,578	$5,679	$5,717
Total interest expense	2,515	2,762	2,955	2,966

Net interest income	2,921	2,816	2,724	2,751

Provision for loan losses	30	30	10	30
Other income	424	431	412	376
General, administrative and other expense	2,485	2,538	2,334	2,387

Income before income taxes	830	679	792	710
Federal income taxes (benefits)	237	195	229	189

Net income	$593	$484	$563	$521

Earnings per share
Basic	$.18	$.15	$.18	$.17

Diluted	$.18	$.15	$.18	$.17

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

Wayne Savings Bancshares, Inc.
Management’s Report on Internal Control Over Financial Reporting

Management of Wayne Savings Bancshares, Inc and subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of March 31, 2008.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting can also be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  These inherent limitations, however, are known features of the financial reporting process.  It is possible, therefore, to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Phillip E. Becker	/s/ H. Stewart Fitz Gibbon III
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
June 26, 2008	June 26, 2008

Index

ITEM 9B.     Other Information

Not Applicable

PART III

ITEM 10.      Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on July 24, 2008, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about June 26, 2008.

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

ITEM 11.      Executive Compensation

The information required herein is incorporated by reference from the sections captioned “Management Compensation,” “Report of the Compensation Committee” and “Performance Graph” in the Proxy Statement.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated herein by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” and Item 5 hereof.

ITEM 13.      Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K is incorporated by reference from the section captioned “Management Compensation - Indebtedness of Management and Related Party Transactions” in the Proxy Statement.

ITEM 14.      Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

Index

PART IV

ITEM 15.               Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents have been filed under “Item 8, Financial Statement and Supplementary Data” of this Form 10.

(i)	Report of Independent Registered Public Accounting Firm;
(ii)	Consolidated Balance Sheets;
(iii)	Consolidated Statements of Income;
(iv)	Consolidated Statements of Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Notes to Consolidated Financial Statements.

 (a)(2)      Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.0(2)	Form of Common Stock Certificate of Wayne Savings Bancshares, Inc.
10.1(3)	Employment Agreement between Wayne Savings Community Bank and Steven V. Dimos dated April 14, 2008
10.2(3)	Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 14, 2005
10.3(4)	Employment Agreement between Wayne Savings Community Bank and Phillip E. Becker dated February 15, 2005
10.4(5)	The Wayne Savings and Loan Company 1993 Incentive Stock Option Plan
10.5(6)	Wayne Savings Bancshares, Inc. Amended and Restated 2003 Stock Option Plan
11.0(7)	Statement re: computation of per share earnings
21.0	Subsidiaries of Registrant-Reference is made to Item 1 – "Business" for the Required Information
23.0	Consent of BKD LLP
23.1	Consent of Grant Thornton LLP
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

Index

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

WAYNE SAVINGS BANCSHARES, INC.

Date:	June 26, 2008	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Phillip E. Becker	By:	/s/H. Stewart Fitz Gibbon III
	Phillip E. Becker, President and		H. Stewart Fitz Gibbon III, Executive Vice President,
	Chief Executive Officer and Director		Chief Financial Officer, Corporate Secretary and
	(Principal Executive Officer)		Treasurer

Date:	June 26, 2008	Date:	June 26, 2008

By:	/s/Myron Swartzentruber	By:	/s/Peggy J. Schmitz
	Myron Swartzentruber, Vice President		Peggy J. Schmitz, Director
	Controller (Principal Accounting		Officer)

Date:	June 26, 2008	Date:	June 26, 2008

By:	/s/Rodney C. Steiger	By:	/s/James C. Morgan
	Rodney C. Steiger, Director		James C. Morgan, Director

Date:	June 26, 2008	Date:	June 26, 2008

By:	/s/Terry A. Gardner	By:	/s/Russell L. Harpster
	Terry A. Gardner, Director		Russell L. Harpster,
Chairman of the Board of Directors
Date:	June 26, 2008	Date:	June 26, 2008

By:	/s/Daniel R. Buehler
Daniel R. Buehler, Director

Date:	June 26, 2008

Index

STOCKHOLDER INFORMATION

Annual Meeting	Transfer Agent

The Annual Meeting of Stockholders will be	Registrar and Transfer Company
held at 10:00 a.m., on July 24, 2008, at	10 Commerce Drive
The Greenbriar Conference Centre,	Cranford, New Jersey 07016-3572
50 Riffel Road
Wooster, Ohio 44691

Special Counsel	Investor Information

Patton Boggs LLP	Executive Offices
2550 M Street N.W.	Wayne Savings Bancshares, Inc.
Washington, DC 20037	151 N. Market Street – P.O. Box 858
Wooster, Ohio 44691
(330) 264-5767
Independent Registered Certified
Public Accountants

BKD LLP
312 Walnut Street
Suite 3000
Cincinnati, Ohio 45202

DIRECTORS AND OFFICERS
WAYNE SAVINGS BANCSHARES, INC.

Board of Directors	Executive Officers

Russell L. Harpster	Phillip E. Becker
Chairman	President and Chief Executive Officer

Phillip E. Becker	H. Stewart Fitz Gibbon III
Daniel R. Buehler	Executive Vice President and Chief Financial Officer
Terry A. Gardner	Corporate Secretary and Treasurer
James C. Morgan
Rodney C. Steiger	Steven G. Dimos
Peggy J. Schmitz	Executive Vice President and Chief Operations Officer

Kenneth G. Rhode, Emeritus
Donald E. Massaro, Emeritus
Joseph L. Retzler, Emeritus