Form 10-Q
period 2008-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2008-08-11
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

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

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐                No ☒

As of August 11, 2008, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$2,596	$1,901
Federal funds sold	–	6,000
Interest-bearing demand deposits	3,615	5,162
Cash and cash equivalents	6,211	13,063
Available-for-sale securities	123,286	120,170
Held-to-maturity securities	1,184	1,240
Loans receivable – net of allowance for loan losses of $1,838 and $1,777 at June 30, 2008 and March 31, 2008, respectively	244,651	242,255
Premises and equipment	7,942	8,012
Federal Home Loan Bank stock	4,958	4,892
Foreclosed assets held for sale - net	121	93
Accrued interest receivable	1,648	1,753
Bank-owned life insurance	6,327	6,268
Goodwill	1,719	1,719
Other intangible assets	550	577
Other assets	1,061	1,360
Prepaid federal income taxes	–	182
Total assets	$399,658	$401,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$52,408	$50,884
Savings and money market	85,745	83,811
Time	177,298	183,036
Total deposits	315,451	317,731
Other short-term borrowings	8,393	7,287
Advances from the Federal Home Loan Bank	40,150	38,500
Accrued interest payable and other liabilities	2,403	2,511
Accrued federal income taxes	20	–
Deferred federal income taxes	749	1,451
Total liabilities	367,166	367,480

Commitments and Contingencies	–	–

Stockholders’ equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,135	36,127
Retained earnings	12,172	12,450
Shares acquired by ESOP	(1,097)	(1,097)
Accumulated other comprehensive income (loss), net of tax effects	(587)	707
Treasury stock, at cost
Common: June 30, 2008 - 974,618 shares, March 31, 2008 – 969,627 shares	(14,529)	(14,481)
Total stockholders’ equity	32,492	34,104
Total liabilities and stockholders’ equity	$399,658	$401,584

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	2008	2007

Interest and Dividend Income
Loans	$3,814	$4,090
Securities	1,519	1,454
Dividends on Federal Home Loan Bank Stock and other	99	155
Total interest and dividend income	5,432	5,699

Interest Expense
Deposits	2,096	2,473
Other short term borrowings	21	58
Federal Home Loan Bank advances	470	386
Total interest expense	2,587	2,917

Net Interest Income	2,845	2,782

Provision for Loan Losses	61	30

Net Interest Income After Provision for Loan Losses	2,784	2,752

Noninterest Income
Trust income	46	56
Earnings on bank-owned life insurance	55	58
Service fees, charges and other operating	328	334
Total noninterest income	429	448

Noninterest Expense
Salaries and employee benefits	1,382	1,383
Occupancy and equipment	501	486
Federal deposit insurance premiums	9	10
Franchise taxes	102	96
Amortization of intangible assets	27	27
Other	494	492
Total noninterest expense	2,515	2,494
Income Before Income Taxes	698	706

Provision for Federal Income Taxes	167	183

Net Income	$531	$523

Basic Earnings Per Share	$.18	$.17

Diluted Earnings Per Share	$.18	$.17

Dividends Per Share	$.12	$.12

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Loss
For the three months ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Net Income	$531	$523
Other comprehensive loss:
Unrealized holding losses on securities, net of related tax benefits of $667 and $432 during the respective periods	(1,294)	(839)

Comprehensive loss	$(763)	$(316)

Accumulated other comprehensive loss	$(587)	$(1,315)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Operating Activities
Net Income	$531	$523
Items not requiring (providing) cash
Depreciation and amortization	167	159
Provision for loan losses	61	30
Amortization of premiums and discounts on securities	(28)	(2)
Amortization of mortgage servicing rights	9	6
Amortization of deferred loan origination fees	(14)	(13)
Amortization of intangible assets	27	27
Federal Home Loan Bank stock dividends	(66)	––
Increase in value of bank owned life insurance	(59)	(57)
Changes in
Accrued interest receivable	105	223
Other assets	472	86
Interest payable and other liabilities	(41)	4
Deferred income taxes	(35)	(47)
Net cash provided by operating activities	1,129	939

Investing Activities
Purchase of available-for-sale securities	(10,235)	(14,097)
Proceeds from maturities of available-for-sale securities	5,186	16,841
Proceeds from maturities of held-to-maturity securities	56	165
Net change in loans	(2,520)	(4,483)
Purchase of premises and equipment	(97)	(32)
Proceeds from the sale of foreclosed assets	41	––
Net cash used in investing activities	(7,569)	(1,606)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the three months ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Financing Activities
Net change in deposits	$(2,280)	$(7,818)
Net change in other short-term borrowings	1,106	655
Proceeds from Federal Home Loan Bank advances	9,500	4,050
Repayments of Federal Home Loan Bank advances	(7,850)	(3,100)
Advances by borrowers for taxes and insurance	(488)	(411)
Cash dividends paid	(352)	(383)
Treasury stock purchases	(48)	–
Net cash used in financing activities	(412)	(7,007)

Decrease in Cash and Cash Equivalents	(6,852)	(7,674)

Cash and Cash equivalents, Beginning of period	13,063	17,215

Cash and Cash equivalents, End of period	$6,211	$9,541

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$2,582	$2,865

Federal income taxes	$–	$85

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate owned and other repossessed assets	$69	$113

Unrealized losses on securities designated as available for sale,
net of related tax effects	$(1,294)	$(839)

Dividends payable	$360	$383

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three months ended June 30, 2008 and for the three months ended June 30, 2007 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2008.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. Except for the adoption of EITF 06-4, as described in "Recent Accounting Pronouncements," the Company has consistently followed these policies in preparing this Form 10-Q.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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
Notes to Condensed Consolidated Financial Statements

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

	For the three months ended
	June 30,
	2008	2007

Weighted-average common shares outstanding (basic)	2,905,931	3,085,641

Dilutive effect of assumed exercise of stock options	–	–

Weighted-average common shares outstanding (diluted)	2,905,931	3,085,641

None of the outstanding options were included in the diluted earnings per share calculation for the three month periods ended June 30, 2008 or 2007 as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of June 30, 2008, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three months ended June 30, 2008 and 2007.  There was no compensation expense recognized for the stock option plan during the three month periods ended June 30, 2008 and 2007, as all options were fully vested prior to these periods.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the three months ended June 30, 2008 and for the years ended March 31, 2008 and 2007, is presented below:

	Three months ended June 30,		Year ended March 31,
	2008		2008		2007
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	104,224	$13.95	114,224	$13.95	179,148	$13.92
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	(60,924)	13.86
Forfeited	–	–	10,000	13.95	(4,000)	13.95

Outstanding at end of period	104,224	$13.95	104,224	$13.95	114,224	$13.95

Options exercisable at period-end	104,224	$13.95	104,224	$13.95	114,224	$13.95

The following information applies to options outstanding at June 30, 2008:

Number outstanding	104,224
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	5.75 years

Note 5:	Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset.  Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  This Statement is effective for fiscal years beginning after November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year.  The Company adopted this Statement effective April 1, 2008, as required, without material effect on the Company’s financial position or results of operations.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement allows companies the choice to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year.  The Company adopted SFAS No. 159 effective April 1, 2008, as required, without material effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which required the company to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability of $448,000 was recognized based on the substantive agreement with the employee. The Issue was adopted as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of April 1, 2008, as required.

Note 6:	Fair Value Measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 has been applied prospectively as of the beginning of the period.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. Government agencies, mortgage-backed securities, equity securities, certain collateralized mortgage obligations and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$123,286	$––	$123,286	$––

Impaired Loans

At June 30, 2008, impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$795	$––	$––	$795

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2008 to June 30, 2008

At June 30, 2008, the Company had total assets of $399.7 million, a decrease of $1.9 million, or 0.5%, from March 31, 2008 levels.

Liquid assets, consisting of cash, federal funds sold, interest-bearing demand deposits and securities, decreased by $3.8 million, or 2.8%, to $130.7 million at June 30, 2008, due primarily to a reduction in federal funds sold of $6.0 million coupled with a decrease of $1.5 million in interest-bearing deposits.  These decreases were partially offset by an increase in available for sale securities of $3.1 million, or 2.6%, and cash and due from banks of $695,000, or 36.6%.  The decrease in federal funds sold was directly related to the reduction in deposit balances, as management chose to limit its competition for retail certificate of deposit offerings above alternate funding sources with a lower cost of funds.

Total securities increased by $3.1 million, or 2.5%, during the three months ended June 30, 2008.  This increase was primarily due to purchases of $10.2 million, partially offset by market value decreases on available for sale securities of $2.0 million during the period and $5.2 million in principal repayments.  Purchases were funded by principal repayments on loans, proceeds from maturities of investment securities and from the reduction of the federal funds sold balance.

At June 30, 2008, loans receivable increased by $2.4 million, or 1.0%, compared to March 31, 2008, as the Bank originated and retained $14.2 million of loans and received payments of $11.7 million.  The lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective, compared to the origination of long term fixed-rate residential mortgages.  The composition of the loan portfolio has changed during the three months ended June 30, 2008, mainly due to a net increase of $2.3 million in commercial loans.

	June 30, 2008		March 31, 2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$142,535	57.17%	$142,010	57.49%
Residential construction loans	1,573	.63	1,636	.66
Multi-family residential	8,862	3.55	8,929	3.61
Non-residential real estate/land(2)	61,505	24.67	61,407	24.86
Total mortgage loans	214,475	86.02	213,982	86.62
Other loans:
Consumer loans(3)	5,742	2.30	6,183	2.50
Commercial business loans	29,133	11.68	26,873	10.88
Total other loans	34,875	13.98	33,056	13.38
Total loans before net items	249,350	100.00%	247,038	100.00%
Less:
Loans in process	2,460		2,616
Deferred loan origination fees	401		390
Allowance for loan losses	1,838		1,777
Total loans receivable, net	$244,651		$242,255
Mortgage-backed securities, net(4)	$89,063		$85,879
__________________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.5 million and $17.0 million as of June 30, 2008 and March 31, 2008, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $192,000 and $175,000 as of June 30, 2008 and March 31, 2008, respectively.
(3)	Includes second mortgage loans of $1.5 million and $1.7 million as of June 30, 2008 and March 31, 2008, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Non-performing loans amounted to $2.4 million and $1.9 at June 30, 2008 and March 31, 2008, respectively.  At June 30, 2008, non-performing loans consisted primarily of residential mortgage loans of approximately $1.4 million and two commercial real estate loans with a combined balance of $1.0 million.  At March 31, 2008, non-performing loans were comprised of $790,000 in residential loans, $1.0 in commercial real estate loans and a commercial loan of $42,000, which was paid off in June 2008.  During the quarter ended June 30, 2008, the Company evaluated the two commercial loans and elected to record an additional provision for loan losses based on updated appraisals and evaluation of these loans.  Management is actively engaged with the two borrowers to bring the loans current or liquidate the collateral to protect the Bank’s interests.  The Company generally has not realized significant losses on non-performing loans secured by residential mortgages.  The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of June 30, 2008 and March 31, 2008.

	June 30, 2008	March 31, 2008
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$630	$812
Nonresidential	706	–
Land	–	–
Non-mortgage loans:
Commercial business loans	–	–
Consumer loans	6	7
	$1,342	$819

Non-performing loans:
Mortgage loans:
One- to four-family residential	$1,351	$790
All other mortgage loans	1,046	1,038
Non-mortgage loans:
Commercial business loans	–	42
Consumer	1	1
Total non-performing loans	2,398	1,871
Total real estate acquired through foreclosure	121	93
Total non-performing assets	$2,519	$1,964

Total non-performing loans to net loans receivable	0.98%	0.77%
Total non-performing loans to total assets	0.60%	0.47%
Total non-performing assets to total assets	0.63%	0.49%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the three months ended June 30, 2008	For the year ended March 31, 2008
	(Dollars in thousands)
Loans receivable, net	$244,651	$242,255
Average loans receivable, net	$242,870	$244,800
Allowance balance (at beginning of period)	$1,777	$1,523
Provision for losses	61	234
Charge-offs:
Mortgage loans:
One- to four-family	–	(15)
Residential construction	–	–
Multi-family residential	–	–
Non-residential real estate and land	–	–
Other loans:
Consumer	(2)	(1)
Commercial	–	–
Gross charge-offs	(2)	(16)
Recoveries:
Mortgage loans:
One- to four-family	–	13
Residential construction	–	–
Multi-family residential	–	–
Non-residential real estate and land	–	–
Other loans:
Consumer	2	23
Commercial	–	–
Gross recoveries	2	36
Net (charge-offs) recoveries	–	20

Allowance for loan losses balance (at end of period)	$1,838	$1,777
Allowance for loan losses as a percent of loans receivable, net at end of period	0.75%	0.73%
Net loans charged off as a percent of average loans receivable, net	0.00%	(0.01)%
Ratio of allowance for loan losses to non-
performing loans at end of period	76.65%	94.98%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $315.5 million at June 30, 2008, a decrease of $2.3 million, or 0.7%, from $317.7 million at March 31, 2008.  Certificates of deposit decreased by $5.7 million, partially offset by increases in savings and money market accounts of $1.9 million and NOW accounts of $1.5 million.  The Company continues to experience a shift in depositor preference from low cost liquid deposit accounts to higher cost money market accounts.  Management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Other short-term borrowings totaled $8.4 million at June 30, 2008, an increase of $1.1 million, or 15.2%, as compared with $7.3 million at March 31, 2008.  The interest rate paid on these borrowings is 1% below the Federal Funds Rate which over the past year has declined 325 basis points as the Federal Reserve lowered rates.

Advances from Federal Home Loan Bank totaled $40.2 million at June 30, 2008, an increase of $1.7 million, or 4.3%, compared with $38.5 million at March 31, 2008.  The Company increased its borrowings to compensate for the loss of higher cost retail certificates of deposit as discussed above.

Stockholders’ equity decreased by $1.6 million, or 4.7%, during the three months ended June 30, 2008, due primarily to a decrease in unrealized gains on available for sale securities of $1.3 million, a $448,000 reduction due to the adoption of EITF Issue 06-4 which required the Company to record a liability for the postretirement cost of the split dollar life insurance agreements related to the bank owned life insurance, dividends declared of $360,000 and a stock repurchase of $48,000.   These decreases were partially offset by net income of $531,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2008 and 2007

General

Net income totaled $531,000 for the three months ended June 30, 2008, an increase of $8,000, or 1.5%, compared to net income of $523,000 for the three months ended June 30, 2007.  The increase in net income was primarily attributable to an increase in net interest income of $63,000, or 2.3%, a decrease in the provision for federal income taxes of  $16,000, offset by an increase in the provision for loan losses of $31,000, an increase in total noninterest expenses of $21,000, and a decrease in noninterest income of $19,000.

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

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	For the three months ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$242,870	$3,814	6.28%	$240,058	$4,090	6.82%
Investment securities[2]	123,869	1,519	4.91	121,560	1,454	4.78
Interest-earning deposits[3]	11,851	99	3.34	13,448	155	4.61
Total interest-earning assets	378,590	5,432	5.74	375,066	5,699	6.08
Non-interest-earning assets	24,524			21,926

Total assets	$403,114			$396,992

Interest-bearing liabilities:
Deposits	$316,777	2,096	2.65	$320,938	2,473	3.08
Other short-term borrowings	8,049	21	1.04	5,530	58	4.20
Borrowings	40,002	470	4.70	32,214	386	4.79
Total interest-bearing liabilities	364,828	2,587	2.84	358,682	2,917	3.25

Non-interest bearing liabilities	4,845			4,030
Total liabilities	369,673			362,712
Stockholders’ equity	33,441			34,280
Total liabilities and stockholders’ equity	$403,114			$396,992
Net interest income		$2,845			$2,782
Interest rate spread[4]			2.90%			2.83%
Net yield on interest- earning assets[5]			3.01%			2.97%
Ratio of average interest- earning assets to average interest-bearing liabilities			103.77%			104.57%
_________________________________
[1]	Includes non-accrual loan balances.
[2]	Includes mortgage-backed securities both designated as available for sale and held to maturity.
[3]	Includes federal funds sold and interest-bearing deposits in other financial institutions.
[4]	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $267,000 or 4.7%, to $5.4 million for the three months ended June 30, 2008, compared to the same period in 2007.  This decrease was due to a decrease in the weighted-average yield on interest-earning assets to 5.74% in the 2008 period from 6.08% for the three month period ended June 30, 2007.  This decrease was offset by a $3.5 million increase in the average balance of interest-earning assets outstanding to $378.6 million for the three months ended June 30, 2008, from $375.1 million for the comparable period ended June 30, 2007. The yield decrease was primarily due to the Federal Reserve’s interest rate cuts from the quarter ended June 30, 2007 to the current quarter ended June 30, 2008.

Interest income on loans decreased by $276,000, or 6.7%, for the three months ended June 30, 2008, compared to the same period in 2007, due primarily to a reduction in weighted-average rate on loans of 6.82% from the quarter ending June 30, 2007 to 6.28% for the June 30, 2008 quarter.  As discussed earlier, this was mainly due to 325 basis point rate cuts implemented by the Federal Reserve over the past year.   This decrease was partially offset with an increase in the average balance of loans outstanding period to period of $2.8 million, or 1.2%, to $242.9 million for the 2008 period.

Interest income on securities increased by $65,000, or 4.5%, during the three months ended June 30, 2008, compared to the same period in 2007.  This increase was primarily due to an increase in the weighted-average yield to 4.91%.   The increase in the average yield was due to  a change in the composition of the investment portfolio as the average balance of agency bonds decreased by $14.3 million while the average balance of mortgage-backed securities increased by $16.6 million from the June 30, 2007 quarter to  the  June 30, 2008 quarter.  The agency bonds which matured were generally a lower yielding investment as compared to the mortgage-backed securities.

Dividends on Federal Home Loan Bank stock and other income decreased by $56,000, or 36.1%, for the three months ended June 30, 2008, compared to the same period in 2007, due primarily to a decrease in the weighted-average yield of 127 basis points resulting from reductions in short term market interest rates, to 3.34% for the 2008 period from 4.61% for the three months ended June 30, 2007 combined with a decrease in the average balance of $1.6 million, or 11.9%.

Interest Expense

Interest expense totaled $2.6 million for the three months ended June 30, 2008, a decrease of $330,000, or 11.3%, over the three months ended June 30, 2007.  The decrease resulted from a 41 basis point decrease in the weighted-average cost of funds to 2.84% for the 2008 period, partially offset by an increase of $6.1 million in the average balance of deposits and borrowings outstanding from $358.7 million to $364.8 million for the three month period ended June 30, 2008.

Interest expense on deposits totaled $2.1 million for the three months ended June 30, 2008, a decrease of $377,000, or 15.2%, compared to the three months ended June 30, 2007, as a result of a 43 basis point decrease in the weighted-average cost of deposits to 2.65% for the 2008 period coupled with a decrease in the average balance outstanding of $4.2 million, or 1.3%, to $316.8 million for the 2008 period.

Interest expense on other short-term borrowings totaled $21,000 for the three months ended June 30, 2008, a decrease of $37,000, from the 2007 period, primarily due to a decrease in the weighted-average cost of 316 basis points, to 1.04% for the three months ended June 30, 2008 due to the Federal Reserve rate decreases.  This was partially offset by an increase in the average balance of short-term borrowings of $2.5 million.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $470,000 for the three months ended June 30, 2008, an increase of $84,000, over the 2007 period, primarily due to an increase in the average balance of $7.8 million, or 24.2%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $2.8 million for the three months ended June 30, 2008, an increase of $63,000, or 2.3%, compared to the three month period ended June 30, 2007.  The average interest rate spread increased to 2.90% for the three months ended June 30, 2008 from 2.83% for the three months ended June 30, 2007.  The net interest margin increased to 3.01% for the three months ended June 30, 2008 from 2.97% for the three months ended June 30, 2007.  The slight increase in the average interest rate spread was due to a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities.  Management has allowed runoff in the retail certificate of deposit portfolio, through a limited response to competitive pricing pressure, to limit the increase in the cost of deposits.

Provision for Loan Losses

Management recorded a $61,000 provision for losses on loans for the three month period ended June 30, 2008, an increase of $31,000 compared to the provision for the same period in 2007, primarily due to the increase in non-performing loans.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2008.

Noninterest Income

Other income, consisting primarily of the earnings on bank-owned life insurance, trust income, service fees and charges on deposit accounts, decreased by $19,000, or 4.2%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The decrease was primarily due to a decrease in trust income of $10,000, or 17.9%, due to a nonrecurring trust fee recognized in the June 30, 2007 quarter and not repeated in the 2008 quarter and a decrease in annuity sales from June 2007 to June 2008.

Noninterest Expense

Noninterest expense increased by $21,000, or 0.8%, to $2.5 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The increase was mainly due to an increase in occupancy and equipment expense of $15,000, or 3.1% mainly due to an increase in real estate tax expense and additional maintenance costs.   Compensation expense decreased by $1,000 during the quarter, as full time equivalent staff decreased from 115 at June 30, 2007 to 109 at June 30, 2008, offsetting the annual merit increases implemented during the 2008 quarter.

Federal Income Taxes

Federal income tax expense was $167,000 for the three months ended June 30, 2008, a decrease of $16,000, or 8.7%, compared to the same period in 2007.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2008.

ITEM 4T	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2008.

			Total # of	Maximum # of shares
	Total	Average	shares purchased	which may still be
	# of shares	price paid	as part of the	purchased as part
Period	purchased	per share	announced plan	of the announced plan

April 1-30, 2008	–	–	–	4,991
May 1-31, 2008	–	–	–	4,991
June 1-30, 2008	4,991	9.80	4,991	–

Notes to the Table:
On December 21, 2007, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 77,029 shares, or 2.5% of the Company’s outstanding shares.  The 4,991 shares repurchased during June 2008 completed the repurchase program.

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

Date:	August 11, 2008	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	August 11, 2008	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer