Form 10-Q
period 2008-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2008-11-10
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer  ___  Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ___                No   X

As of November 7, 2008, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$1,621	$1,901
Federal funds sold	–	6,000
Interest-bearing demand deposits	5,705	5,162
Cash and cash equivalents	7,326	13,063
Available-for-sale securities	112,164	120,170
Held-to-maturity securities	1,065	1,240
Loans receivable – net of allowance for loan losses of $1,937 and $1,777 at September 30, 2008 and March 31, 2008, respectively	251,349	242,255
Premises and equipment	7,782	8,012
Federal Home Loan Bank stock	5,025	4,892
Foreclosed assets held for sale - net	125	93
Accrued interest receivable	1,719	1,753
Bank-owned life insurance	6,388	6,268
Goodwill	1,719	1,719
Other intangible assets	523	577
Other assets	1,125	1,360
Prepaid federal income taxes	–	182
Total assets	$396,310	$401,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$52,416	$50,884
Savings and money market	81,664	83,811
Time	175,631	183,036
Total deposits	309,711	317,731
Other short term borrowings	9,535	7,287
Federal Home Loan Bank advances	41,000	38,500
Accrued interest payable and other liabilities	2,753	2,511
Accrued federal income taxes	72	–
Deferred federal income taxes	611	1,451
Total liabilities	363,682	367,480

Commitments and Contingencies	–	–

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,148	36,127
Retained earnings	12,413	12,450
Shares acquired by ESOP	(1,097)	(1,097)
Accumulated other comprehensive income (loss), net of tax effects	(704)	707
Treasury stock, at cost
Common: September 30, 2008 - 974,618 shares, March 31, 2008 – 969,627 shares	(14,530)	(14,481)
Total stockholders’ equity	32,628	34,104
Total liabilities and stockholders’ equity	$396,310	$401,584

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the six and three months ended September 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans	$7,681	$8,314	$3,867	$4,224
Securities	3,012	2,912	1,493	1,458
Dividends on Federal Home Loan Bank stock and other	171	266	72	111
Total interest and dividend income	10,864	11,492	5,432	5,793
Interest Expense
Deposits	3,990	4,952	1,894	2,479
Other short term borrowings	44	117	23	59
Federal Home Loan Bank advances	935	823	465	437
Total interest expense	4,969	5,892	2,382	2,975

Net Interest Income	5,895	5,600	3,050	2,818

Provision for Loan Losses	161	55	100	25

Net Interest Income After Provision for Loan Losses	5,734	5,545	2,950	2,793

Noninterest Income
Gain on disposal of real estate acquired through foreclosure	10	31	10	31
Trust income	91	96	45	40
Earnings on bank-owned life insurance	112	116	57	58
Service fees, charges and other operating	676	674	348	340
Total noninterest income	889	917	460	469

Noninterest Expense
Salary and employee benefits	2,778	2,783	1,396	1,400
Net occupancy and equipment expense	1,023	983	522	497
Federal deposit insurance premiums	22	19	13	9
Franchise taxes	221	194	119	98
Amortization of intangible assets	53	53	26	26
Other	1,003	992	509	500
Total noninterest expense	5,100	5,024	2,585	2,530

Income Before Federal Income Taxes	1,523	1,438	825	732

Provision for Federal Income Taxes	391	368	224	185

Net Income	$1,132	$1,070	$601	$547

Basic Earnings Per Share	$.39	$.35	$.21	$.18
Diluted Earnings Per Share	$.39	$.35	$.21	$.18
Dividends Per Share	$.24	$.24	$.12	$.12

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the six and three months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$1,132	$1,070	$601	$547

Other comprehensive Income (loss):
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $(727), $(16), $(60) and $416 during the
respective periods	(1,411)	(32)	(117)	807

Comprehensive income (loss)	$(279)	$1,038	$484	$1,354

Accumulated comprehensive loss	$(704)	$(508)	$(704)	$(508)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Operating Activities
Net Income	$1,132	$1,070
Items not requiring (providing) cash
Depreciation and amortization	334	321
Provision for loan losses	161	55
Amortization of premiums and discounts on securities	(54)	(33)
Amortization of mortgage servicing rights	15	16
Amortization of deferred loan origination fees	(22)	(26)
Amortization of intangible assets	53	53
Federal Home Loan Bank stock dividends	(133)	–
Increase in value of bank owned life insurance	(112)	(116)
Changes in
Accrued interest receivable	34	151
Other assets	402	19
Interest payable and other liabilities	(60)	56
Deferred income taxes	(113)	(91)
Net cash provided by operating activities	1,637	1,475

Investing Activities
Purchase of available-for-sale securities	(13,309)	(23,020)
Proceeds from maturities of available-for-sale securities	19,232	27,411
Proceeds from maturities of held-to-maturity securities	174	305
Net change in loans	(9,427)	(5,446)
Purchase of premises and equipment	(104)	(255)
Proceeds from the sale of foreclosed assets	154	–
Net cash used in investing activities	(3,280)	(1,005)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Financing Activities
Net change in deposits	$(8,020)	$(11,360)
Net change in other short-term borrowings	2,248	451
Proceeds from Federal Home Loan Bank advances	33,035	27,000
Repayments of Federal Home Loan Bank advances	(30,535)	(22,500)
Advances by borrowers for taxes and insurance	(74)	40
Cash dividends paid	(699)	(760)
Treasury stock purchases	(49)	(643)
Net cash used in financing activities	(4,094)	(7,772)

Decrease in Cash and Cash Equivalents	(5,737)	(7,302)

Cash and Cash equivalents, Beginning of period	13,063	17,215

Cash and Cash equivalents, End of period	$7,326	$9,913

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$5,003	$5,804

Federal income taxes	$250	$535

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$187	$113

Unrealized losses on securities designated as available for sale,
net of related tax effects	$(1,411)	$(32)

Dividends payable	$360	$377

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the six and three months ended September 30, 2008 and for the six and three months ended September 30, 2007 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2008.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. Except for the adoption of EITF 06-4, as described in "Recent Accounting Pronouncements," the Company has consistently followed these policies in preparing this Form 10-Q.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the six and three month periods ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2008 has been derived from the consolidated balance sheet of the Company as of that date.

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

The accompanying condensed consolidated financial statements include Wayne Savings Bancshares, Inc. and the Company’s wholly-owned subsidiary, Wayne Savings Community Bank (“Wayne Savings” or the “Bank”).

Wayne Savings has eleven full-service offices in Wayne, Holmes, Ashland, Medina and Stark counties.  All significant intercompany transactions and balances have been eliminated in the consolidation.

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

	For the six months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average common shares
outstanding (basic)	2,904,166	3,078,585	2,902,421	3,071,966
Dilutive effect of assumed exercise
of stock options	-	82	-	-
Weighted-average common shares
outstanding (diluted)	2,904,166	3,078,667	2,902,421	3,071,966

None of the outstanding options were included in the diluted earnings per share calculation for the six or three month periods ended September 30, 2008 and the three months ended September 30, 2007, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of September 30, 2008, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three or six months ended September 30, 2008 and 2007.  There was no compensation expense recognized for the stock option plan during the three or six month periods ended September 30, 2008 and 2007, as all options were fully vested prior to these periods.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the six months ended September 30, 2008 and for the years ended March 31, 2008 and 2007, is presented below:

	Six months ended September 30,		Year ended March 31,
	2008		2008		2007
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	104,224	$13.95	114,224	$13.95	179,148	$13.92
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	(60,924)	13.86
Forfeited	––	––	10,000	13.95	(4,000)	13.95

Outstanding at end of period	104,224	$13.95	104,224	$13.95	114,224	$13.95

Options exercisable at period-end	104,224	$13.95	104,224	$13.95	114,224	$13.95

The following information applies to options outstanding at September 30, 2008:

Number outstanding	104,224
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	5.5 years

Note 5:	Recent Accounting Developments

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

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements Using (in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$112,164	$––	$110,621	$1,543

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Available-for-sale securities-Fair Value
Beginning balance	$-

Total realized and unrealized gains and losses
Included in net income	-
Included in other comprehensive income	3
Purchases, issuances and settlements	-
Transfers into Level 3	1,540

Ending balance	$1,543

Impaired Loans

At September 30, 2008, impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

Index

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.

		Fair Value Measurements Using (in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$953	$––	$––	$953

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2008 to September 30, 2008

At September 30, 2008, the Company had total assets of $396.3 million, a decrease of $5.3 million, or 1.3%, from March 31, 2008 levels.

Liquid assets, consisting of cash, federal funds sold, interest-bearing demand deposits and available for sale securities, decreased by $13.7 million, or 10.3%, to $119.5 million at September 30, 2008, due primarily to a reduction of $8.0 million, or 6.7%,  in available for sale securities, coupled with a decrease in federal funds sold of $6.0 million. These decreases were partially offset by an increase in interest-bearing demand deposits of $543,000, or 10.5%.  The decrease in federal funds sold was directly related to the reduction in deposit balances, as management chose to limit its competition for retail certificate of deposit offerings above alternate funding sources with a lower cost of funds.

Total securities decreased by $8.2 million, or 6.74%, during the six months ended September 30, 2008.  This decrease was primarily due to principal repayments of $19.4 million, and an aggregate decrease in the market value of available for sale securities of $2.1 million.  This was partially offset by purchases of $13.3 million.  Purchases were funded by principal repayments on loans, proceeds from maturities of investment securities and from the reduction of the federal funds sold balance.

At September 30, 2008, net loans receivable increased by $9.1 million, or 3.8%, compared to March 31, 2008, as the Bank originated and retained $34.3 million of loans and received payments of $24.3 million. The lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective, compared to the origination of long term fixed-rate residential mortgages.  The composition of the loan portfolio has changed during the six months ended September 30, 2008, mainly due to a net increase of $10.0 million in non-residential loans.

	September 30, 2008		March 31, 2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$141,347	54.99%	$142,010	57.49%
Residential construction loans	2,219	.86	1,636	.66
Multi-family residential	9,079	3.53	8,929	3.61
Non-residential real estate/land(2)	71,359	27.76	61,407	24.86
Total mortgage loans	224,004	87.14	213,982	86.62
Other loans:
Consumer loans(3)	5,402	2.10	6,183	2.50
Commercial business loans	27,665	10.76	26,873	10.88
Total other loans	33,067	12.86	33,056	13.38
Total loans before net items	257,071	100.00%	247,038	100.00%
Less:
Loans in process	3,388		2,616
Deferred loan origination fees	397		390
Allowance for loan losses	1,937		1,777
Total loans receivable, net	$251,349		$242,255
Mortgage-backed securities, net(4)	$86,511		$85,879
_______________________________________

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.8 million and $17.0 million as of  September 30, 2008 and March 31, 2008, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $204,000 and $175,000 as of September 30, 2008 and March 31, 2008, respectively.
(3)	Includes second mortgage loans of $1.4 million and $1.7 million as of September 30, 2008 and March 31, 2008, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Non-performing loans amounted to $2.6 million and $1.9 million at September 30, 2008 and March 31, 2008, respectively.  At September 30, 2008, non-performing loans consisted primarily of residential mortgage loans of approximately $1.2 million, two commercial real estate loans with a combined balance of $1.1 million, $181,000 in home equity lines of credit and two commercial loans totaling $120,000.  At March 31, 2008, non-performing loans were comprised of $588,000 in residential loans, $1.0 million in commercial real estate loans, $120,000 in home equity lines of credit and two commercial loans of $123,000, of which $42,000 was paid off in June 2008.  During the quarter ended September 30, 2008, the Company evaluated the two commercial real estate loans and elected to record an additional provision for loan losses based on updated appraisals and evaluation of these loans.  Management is actively engaged with the two borrowers to bring the loans current or liquidate the collateral to protect the Bank’s interests.  The Company generally has not realized significant losses on non-performing loans secured by residential mortgages.  The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of September 30, 2008 and March 31, 2008.

	September 30, 2008	March 31, 2008
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$1,166	$812
Nonresidential	38	–
Land	–	–
Non-mortgage loans:
Commercial business loans	–	–
Consumer loans	28	7
	$1,232	$819

Non-performing loans:
Mortgage loans:
One- to four-family residential	$1,427	$790
All other mortgage loans	1,051	1,038
Non-mortgage loans:
Commercial business loans	120	42
Consumer	1	1
Total non-performing loans	2,599	1,871
Total real estate acquired through foreclosure	125	93
Total non-performing assets	$2,724	$1,964

Total non-performing loans to net loans receivable	1.03%	0.77%
Total non-performing loans to total assets	0.66%	0.47%
Total non-performing assets to total assets	0.69%	0.49%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the six months ended September 30, 2008	For the year ended March 31, 2008
	(Dollars in thousands)

Loans receivable, net	$251,349	$242,255
Average loans receivable, net	$245,039	$244,800
Allowance balance (at beginning of period)	$1,777	$1,523
Provision for losses	161	234
Charge-offs:
Mortgage loans:
One- to four-family	(2)	(15)
Residential construction	––	––
Multi-family residential	––	––
Non-residential real estate and land	––	––
Other loans:
Consumer	(3)	(1)
Commercial	––	––
Gross charge-offs	(5)	(16)
Recoveries:
Mortgage loans:
One- to four-family	––	13
Residential construction	––	––
Multi-family residential	––	––
Non-residential real estate and land	––	––
Other loans:
Consumer	4	23
Commercial	––	––
Gross recoveries	4	36
Net (charge-offs) recoveries	(1)	20

Allowance for loan losses balance (at end of period)	$1,937	$1,777
Allowance for loan losses as a percent of loans receivable, net at end of period	0.77%	0.73%
Net loans charged off as a percent of average loans receivable, net	0.00%	(0.01)%
Ratio of allowance for loan losses to non-
performing loans at end of period	74.53%	94.98%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $309.7 million at September 30, 2008, a decrease of $8.0 million, or 2.5%, from $317.7 million at March 31, 2008.  Certificates of deposit decreased by $7.4 million and savings and money market accounts decreased by $2.1 million, which were partially offset by an increase in NOW accounts of $1.5 million.  The Company continues to experience a shift in depositor preference from low cost liquid deposit accounts to higher cost money market accounts.  Management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Other short-term borrowings totaled $9.5 million at September 30, 2008, an increase of $2.2 million, or 30.9%, as compared with $7.3 million at March 31, 2008.  The interest rate paid on these borrowings is 1% below the Federal Funds Rate, which over the past year has declined 275 basis points as the Federal Reserve lowered rates.

Advances from the Federal Home Loan Bank of Cincinnati totaled $41.0 million at September 30, 2008, an increase of $2.5 million, or 6.5%, compared with $38.5 million at March 31, 2008.  The Company increased its borrowings to compensate for the loss of higher cost retail certificates of deposit as discussed above.

Stockholders’ equity decreased by $1.5 million, or 4.3%, during the six months ended September 30, 2008, due primarily to a decrease in unrealized gains on available for sale securities of $1.4 million, dividends declared of $761,000, a $448,000 reduction due to the adoption of EITF Issue 06-4, which required the Company to record a liability for the postretirement cost of the split dollar life insurance agreements related to bank owned life insurance, and a stock repurchase of $48,000.   These decreases were partially offset by net income of $1.1 million.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2008 and 2007

General

Net income for the six months ended September 30, 2008 increased $62,000, or 5.8%, compared to net income for the six months ended September 30, 2007.  The increase in net income was primarily attributable to an increase in net interest income of $295,000, or 5.3%, offset by an increase in the provision for loan losses of $106,000, an increase in total non-interest expenses of $76,000, a decrease in non-interest income of $28,000 and an increase in the provision for federal income taxes of  $23,000.

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

	For the six months ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$245,039	$7,681	6.27%	$242,817	$8,314	6.85%
Investment securities[2]	121,449	3,012	4.96	119,414	2,912	4.88
Interest-earning deposits[3]	11,952	171	2.86	11,759	266	4.52
Total interest-earning assets	378,440	10,864	5.74	373,990	11,492	6.15
Non-interest-earning assets	21,545			21,827

Total assets	$399,985			$395,817

Interest-bearing liabilities:
Deposits	$313,920	3,990	2.54	$318,448	4,952	3.11
Other short-term borrowings	8,577	44	1.03	5,616	117	4.17
Borrowings	40,365	935	4.63	34,074	823	4.83
Total interest-bearing liabilities	362,862	4,969	2.74	358,138	5,892	3.29

Non-interest bearing liabilities	4,173			3,544
Total liabilities	367,035			361,682
Stockholders’ equity	32,950			34,135
Total liabilities and stockholders’ equity	$399,985			$395,817
Net interest income		$5,895			$5,600
Interest rate spread[4]			3.00%			2.86%
Net yield on interest- earning assets[5]			3.12%			2.99%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.29%			104.43%

_______________________________________________
1  Includes non-accrual loan balances.
2  Includes mortgage-backed securities both designated as available for sale and held to maturity.
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $628,000 or 5.5%, to $10.9 million for the six months ended September 30, 2008, compared to the same period in 2007.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 5.74% in the 2008 period from 6.15% for the six month period ended September 30, 2007. The yield decrease was primarily due to the Federal Reserve’s interest rate cuts  of 275 basis points from the quarter ended September 30, 2007 to the current quarter ended September 30, 2008.

Interest income on loans decreased by $633,000, or 7.6%, for the six months ended September 30, 2008, compared to the same period in 2007, due primarily to a reduction in weighted-average rate on loans of 58 basis points from 6.85% for the period ended September 30, 2007 to 6.27% for the September 30, 2008 period.  As discussed earlier, this was mainly due to a decrease in rates of 275 basis points implemented by the Federal Reserve over the past year.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $2.2 million, or .9%, to $245.0 million for the 2008 period.

Interest income on securities increased by $100,000, or 3.4%, during the six months ended September 30, 2008, compared to the same period in 2007.  This increase was primarily due to an increase in the weighted-average yield to 4.96% coupled with an increase in the average balance of $2.0 million or 1.7%.   The increase in the average yield was due to  a change in the composition of the investment portfolio, as the average balance of agency bonds decreased by $16.7 million, while the average balance of mortgage-backed securities increased by $12.0 million from the September 30, 2007 period to the  September 30, 2008 period.  The agency bonds which matured were generally a lower yielding investment as compared to the mortgage-backed securities.

Dividends on Federal Home Loan Bank stock and other income decreased by $95,000, or 35.7%, for the six months ended September 30, 2008, compared to the same period in 2007, due primarily to a decrease in the weighted-average yield of 166 basis points resulting from reductions in short term market interest rates, to 2.86% for the 2008 period from 4.52% for the six months ended September 30, 2007.

Interest Expense

Interest expense totaled $5.0 million for the six months ended September 30, 2008, a decrease of $923,000, or 15.7%, compared to the six months ended September 30, 2007.  The decrease resulted from a 55 basis point decrease in the weighted-average cost of funds to 2.74% for the 2008 period, partially offset by an increase of $4.7 million in the average balance of deposits and borrowings outstanding, from $358.1 million to $362.9 million for the six month period ended September 30, 2008.

Interest expense on deposits totaled $4.0 million for the six months ended September 30, 2008, a decrease of $962,000, or 19.4%, compared to the six months ended September 30, 2007, as a result of a 57 basis point decrease in the weighted-average cost of deposits to 2.54% for the 2008 period coupled with a decrease in the average balance outstanding of $4.5 million, or 1.4%, to $313.9 million for the 2008 period.

Interest expense on other short-term borrowings totaled $44,000 for the six months ended September 30, 2008, a decrease of $73,000, from the 2007 period, primarily due to a decrease in the weighted-average cost of 314 basis points, to 1.03% for the six months ended September 30, 2008 due to the Federal Reserve

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

rate decreases.  This was partially offset by an increase in the average balance of short-term borrowings of $3.0 million.

Interest expense on Federal Home Loan Bank advances totaled $935,000 for the six months ended September 30, 2008, an increase of $112,000, over the 2007 period, primarily due to an increase in the average balance of $6.3 million, or 18.5%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $5.9 million for the six months ended September 30, 2008, an increase of $295,000, or 5.3%, compared to the six month period ended September 30, 2007.  The average interest rate spread increased to 3.00% for the six months ended September 30, 2008 from 2.86% for the six months ended September 30, 2007, due to management’s strategy not to compete with national and online competitors offering higher rates in the national markets.  The increase in the average interest rate spread was also due to a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificate of deposits to lower cost Federal Home Loan Bank advances.  The net interest margin increased to 3.12% for the six months ended September 30, 2008 from 2.99% for the six months ended September 30, 2007.

Provision for Loan Losses

Management recorded a $161,000 provision for loan losses for the six month period ended September 30, 2008, an increase of $106,000 compared to the provision for the same period in 2007, primarily due to the increase in non-performing loans.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of  September 30, 2008.

Non-interest Income

Other income, consisting primarily of the earnings on bank-owned life insurance, trust income, service fees and charges on deposit accounts, decreased by $28,000, or 3.1%, for the six months ended September 30, 2008, compared to the six months ended September 30, 2007.  The decrease was primarily due to a decrease in gain on disposal of foreclosed assets of $21,000, or 67.7%, in the six months ended September 30, 2008  compared to the same period ended September 30, 2007.

Non-interest Expense

Non-interest expense increased by $76,000, or 1.5%, to $5.1 million for the six months ended September 30, 2008, compared to the six months ended September 30, 2007.  The increase was mainly due to an increase in occupancy and equipment expense of $40,000, or 4.1%, mainly due to an increase in real estate tax expense and additional maintenance costs.   Franchise tax increased $27,000, or 13.9%, to $221,000 for the six months ended September 30, 2008, compared to the six months ended September 30, 2007.  The increase was due primarily to refund claims relating to a reduction in prior years amended returns.  Compensation expense decreased by $5,000 during the 2008 period, as full time equivalent staff decreased from 115 at September 30, 2007 to 111 at September 30, 2008, offsetting the annual merit increases implemented during the 2008  first fiscal quarter.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

Federal income tax expense was $391,000 for the six months ended September 30, 2008, an increase of $23,000, or 6.3%, compared to the same period in 2007. The increase was primarily due to the increase in income before taxes of $85,000, or 5.9%, compared to the same period in 2007.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2008 and 2007

General

Net income totaled $601,000 for the three months ended September 30, 2008, an increase of $54,000, or 9.9%, compared to net income of $547,000 for the three months ended September 30, 2007.  The increase in net income was primarily attributable to an increase in net interest income of $232,000, or 8.2%, offset by an increase in the provision for loan losses of $75,000, an increase in total non-interest expenses of $55,000, an increase in the provision for federal income taxes of $39,000 and a decrease in non-interest income of $9,000.

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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	For the three months ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$247,184	$3,867	6.26%	$245,545	$4,224	6.88%
Investment securities[2]	119,054	1,493	5.02	117,292	1,458	4.97
Interest-earning deposits[3]	9,227	72	3.12	10,090	111	4.40
Total interest-earning assets	375,465	5,432	5.79	372,927	5,793	6.21
Non-interest-earning assets	21,424			21,727

Total assets	$396,889			$394,654

Interest-bearing liabilities:
Deposits	$310,999	1,894	2.44	$315,983	2,479	3.14
Other short-term borrowings	9,195	23	1.00	5,703	59	4.14
Borrowings	40,724	465	4.57	35,914	437	4.87
Total interest-bearing liabilities	360,918	2,382	2.64	357,600	2,975	3.33

Non-interest bearing liabilities	3,392			3,065
Total liabilities	364,310			360,665
Stockholders’ equity	32,579			33,989
Total liabilities and stockholders’ equity	$396,889			$394,654
Net interest income		$3,050			$2,818
Interest rate spread[4]			3.15%			2.88%
Net yield on interest- earning assets[5]			3.25%			3.02%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.03%			104.29%

__________________________________________________________
1  Includes non-accrual loan balances.
2  Includes mortgage-backed securities both designated as available for sale and held to maturity.
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $361,000 or 6.2%, to $5.4 million for the three months ended September 30, 2008, compared to the same period in 2007.  This decrease was due to a decrease in the weighted-average yield on interest-earning assets to 5.79% in the 2008 period from 6.21% for the three month period ended September 30, 2007.  There was an increase of $2.5 million in the average balance of interest-earning assets outstanding to $375.5 million for the three months ended September 30, 2008, from $372.9 million for the comparable period ended September 30, 2007. The yield decrease was primarily due to the Federal Reserve’s interest rate cuts from the quarter ended September 30, 2007 to the current quarter ended September 30, 2008.

Interest income on loans decreased by $357,000, or 8.5%, for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to a reduction in weighted-average rate on loans from 6.88% for the quarter ending September 30, 2007 to 6.26% for the September 30, 2008 quarter.  As discussed earlier, this was mainly due to a decrease in rates of 275 basis points implemented by the Federal Reserve over the past year.   This decrease was partially offset with an increase in the average balance of loans outstanding period to period of $1.6 million, or ..7%, to $247.2 million for the 2008 period.

Interest income on securities increased by $35,000, or 2.4%, during the three months ended September 30, 2008, compared to the same period in 2007.  This increase was primarily due to an increase in the weighted-average yield to 5.02%.  The increase in the average yield was due to  a change in the composition of the investment portfolio as the average balance of agency bonds decreased by $15.4 million while the average balance of mortgage-backed securities increased by $8.0 million from the September 30, 2007 quarter to the September 30, 2008 quarter.  The agency bonds which matured were generally a lower yielding investment as compared to the mortgage-backed securities.

Dividends on Federal Home Loan Bank stock and other income decreased by $39,000, or 35.1%, for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to a decrease in the weighted-average yield of 128 basis points resulting from reductions in short term market interest rates, to 3.12% for the 2008 period from 4.40% for the three months ended September 30, 2007 combined with a decrease in the average balance of $863,000, or 8.6%.

Interest Expense

Interest expense totaled $2.4 million for the three months ended September 30, 2008, a decrease of $593,000, or 19.9%, compared to the three months ended September 30, 2007.  The decrease resulted from a 69 basis point decrease in the weighted-average cost of funds to 2.64% for the 2008 period, partially offset by an increase of $3.3 million in the average balance of deposits and borrowings outstanding from $357.6 million to $360.9 million for the three month period ended September 30, 2008.

Interest expense on deposits totaled $1.9 million for the three months ended September 30, 2008, a decrease of $585,000, or 23.6%, compared to the three months ended September 30, 2007, as a result of a 70 basis point decrease in the weighted-average cost of deposits to 2.44% for the 2008 period coupled with a decrease in the average balance outstanding of $5.0 million, or 1.6%, to $311.0 million for the 2008 period.

Interest expense on other short-term borrowings totaled $23,000 for the three months ended September 30, 2008, a decrease of $36,000, from the 2007 period, primarily due to a decrease in the weighted-average cost of 314 basis points, to 1.00% for the three months ended September 30, 2008, due to the Federal

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Reserve rate decreases.  This was partially offset by an increase in the average balance of short-term borrowings of $3.5 million.

Interest expense on Federal Home Loan Bank advances totaled $465,000 for the three months ended September 30, 2008, an increase of $28,000, over the 2007 period, primarily due to an increase in the average balance of $4.8 million, or 13.4%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $3.1 million for the three months ended September 30, 2008, an increase of $232,000, or 8.2%, compared to the three month period ended September 30, 2007.  The average interest rate spread increased to 3.15% for the three months ended September 30, 2008 from 2.88% for the three months ended September 30, 2007.  The net interest margin increased to 3.25% for the three months ended September 30, 2008 from 3.02% for the three months ended September 30, 2007.  The increase in the average interest rate spread was due to a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificate of deposits to lower cost Federal Home Loan Bank advances.

Provision for Loan Losses

Management recorded a $100,000 provision for loan losses for the three month period ended September 30, 2008, an increase of $75,000 compared to the provision for the same period in 2007, primarily due to the increase in non-performing loans.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2008.

Noninterest Income

Other income, consisting primarily of the earnings on bank-owned life insurance, trust income, service fees and charges on deposit accounts, decreased by $9,000, or 1.9%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The decrease was primarily due to a decrease in gain on disposal of foreclosed assets of $21,000, or 67.7%, in the three months ended September 30, 2008  compared to the same period ended September 30, 2007.  This was offset by an increase in service fees of $8,000 and trust income of $5,000 in the three months ended September 30, 2008 compared to the same period in 2007.

Non-interest Expense

Non-interest expense increased by $55,000, or 2.2%, to $2.6 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The increase was mainly due to an increase in occupancy and equipment expense of $25,000, or 5.0%, mainly due to an increase in real estate tax expense and additional maintenance costs.   Franchise tax increased $21,000, or 21.4%, to $119,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, mainly due to refund claims relating to a reduction in prior years amended returns.  Compensation expense decreased by $4,000 during the quarter, as full time equivalent staff decreased from 115 at September 30, 2007 to 111 at September 30, 2008, offsetting the annual merit increases implemented during the 2008 first quarter.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

Federal income tax expense was $224,000 for the three months ended September 30, 2008, an increase of $39,000, or 21.1%, compared to the same period in 2007.  The increase was primarily due to the increase in income before taxes of $93,000, or 12.7%, compared to the same period in 2007.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value on life insurance and other tax-exempt obligations.

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

(c) Not applicable

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

On July 24, 2008, the Annual Meeting of the Company’s Stockholders was held. Two directors were elected to terms expiring in fiscal 2011 by the following votes:

Daniel R. Buehler For: 2,081,731 Withheld: 31,069
Phillip E. Becker For: 2,066,907 Withheld: 45,893

One other matter was submitted to the stockholders for ratification, for which the following votes were cast:

Ratification of the appointment of BKD LLP as independent auditors of the Company for the fiscal year ended March 31, 2009.

For: 2,092,812 Against: 13,513 Abstain: 6,475

Index
Wayne Savings Bancshares, Inc.

PART II

ITEM 5.	Other Information

The Troubled Asset Relief Program (TARP) was approved by the United States Congress in October 2008 and is being implemented by the Department of the Treasury (Treasury) in the form of a Capital Purchase Program (CPP) with an application deadline of November 14, 2008.   Management of the Company has conducted an analysis of the potential uses of capital offered by the Treasury through the CPP and has determined that the Company’s current capital levels are adequate given the Company’s financial condition and current conditions in the Company’s market area.  In addition, management considered the dilution of existing shareholders of the Company and the potential for unforeseen negative effects associated with the TARP in its analysis.  As a result of the foregoing factors, the Company has determined not to participate in the TARP at this time.

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

Date:	November 10, 2008	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	November 10, 2008	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer