Form 10-Q
period 2008-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2009-02-12
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

WAYNE SAVINGS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1557791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

151 North Market Street
Wooster, Ohio	44691
(Address of principal executive office)	(Zip Code)

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

Yes   ☒                 No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐                   No   ☒

As of February 10, 2009, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$3,486	$1,901
Federal funds sold	––	6,000
Interest-bearing demand deposits	7,211	5,162
Cash and cash equivalents	10,697	13,063
Available-for-sale securities	114,135	120,170
Held-to-maturity securities	991	1,240
Loans receivable – net of allowance for loan losses of $1,801 and $1,777 at December 31, 2008 and March 31, 2008, respectively	255,121	242,255
Premises and equipment	7,680	8,012
Federal Home Loan Bank stock	5,025	4,892
Foreclosed assets held for sale - net	735	93
Accrued interest receivable	1,595	1,753
Bank-owned life insurance	6,449	6,268
Goodwill	1,719	1,719
Other intangible assets	497	577
Other assets	687	1,360
Prepaid federal income taxes	39	182
Total assets	$405,370	$401,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$51,409	$50,884
Savings and money market	82,287	83,811
Time	177,115	183,036
Total deposits	310,811	317,731
Other short term borrowings	11,592	7,287
Federal Home Loan Bank advances	44,500	38,500
Accrued interest payable and other liabilities	3,146	2,511
Deferred federal income taxes	1,234	1,451
Total liabilities	371,283	367,480

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,166	36,127
Retained earnings	12,637	12,450
Shares acquired by ESOP	(1,015)	(1,097)
Accumulated other comprehensive income, net of tax effects	431	707
Treasury stock, at cost
Common: December 31, 2008 - 974,618 shares, March 31, 2008 – 969,627 shares	(14,530)	(14,481)
Total stockholders’ equity	34,087	34,104
Total liabilities and stockholders’ equity	$405,370	$401,584

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the nine and three months ended December 31, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)

	Nine months		Three months
	ended		ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest and Dividend Income
Loans	$11,608	$12,518	$3,927	$4,204
Securities	4,428	4,426	1,416	1,514
Dividends on Federal Home Loan Bank stock and other	236	374	65	108
Total interest and dividend income	16,272	17,318	5,408	5,826
Interest Expense
Deposits	5,788	7,445	1,798	2,493
Other short term borrowings	57	179	13	62
Federal Home Loan Bank advances	1,414	1,298	479	475
Total interest expense	7,259	8,922	2,290	3,030

Net Interest Income	9,013	8,396	3,118	2,796

Provision for Loan Losses	346	195	185	140

Net Interest Income After Provision for Loan Losses	8,667	8,201	2,933	2,656

Noninterest Income
Gain on disposal of real estate acquired through foreclosure	10	31	-	-
Trust income	137	141	46	45
Earnings on bank-owned life insurance	167	175	55	59
Service fees, charges and other operating	996	1,028	320	354
Total noninterest income	1,310	1,375	421	458

Noninterest Expense
Salaries and employee benefits	4,208	4,177	1,430	1,394
Net occupancy and equipment expense	1,528	1,483	505	500
Federal deposit insurance premiums	35	28	13	9
Franchise taxes	349	291	128	97
Amortization of intangible assets	80	80	27	27
Other	1,468	1,508	465	516
Total noninterest expense	7,668	7,567	2,568	2,543

Income Before Federal Income Taxes	2,309	2,009	786	571

Provision for Federal Income Taxes	593	493	202	125

Net Income	$1,716	$1,516	$584	$446

Basic Earnings Per Share	$.59	$.49	$.20	$.14
Diluted Earnings Per Share	$.59	$.49	$.20	$.14
Dividends Per Share	$.36	$.36	$.12	$.12

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the nine and three months ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	Nine months		Three months
	ended		ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income	$1,716	$1,516	$584	$446

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $(142), $309, $585 and $326 during the
respective periods	(276)	600	1,135	632

Comprehensive income	$1,440	$2,116	$1,719	$1,078

Accumulated other comprehensive income	$431	$124	$431	$124

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Operating Activities
Net income	$1,716	$1,516
Items not requiring (providing) cash
Depreciation and amortization	500	488
Provision for loan losses	346	195
Amortization of premiums and discounts on securities	(76)	(64)
Amortization of mortgage servicing rights	19	21
Amortization of deferred loan origination fees	(29)	(39)
Amortization of intangible assets	80	80
Federal Home Loan Bank stock dividends	(133)	––
Increase in value of bank owned life insurance	(181)	(175)
Changes in
Accrued interest receivable	158	301
Other assets	797	323
Amortization of expense related to ESOP	86	91
Interest payable and other liabilities	(73)	95
Deferred income taxes	(75)	(213)
Net cash provided by operating activities	3,135	2,619

Investing Activities
Purchase of available-for-sale securities	(18,466)	(36,213)
Proceeds from maturities of available-for-sale securities	24,161	40,438
Proceeds from maturities of held-to-maturity securities	247	370
Net change in loans	(13,980)	(8,622)
Purchase of premises and equipment	(168)	(334)
Proceeds from the sale of foreclosed assets	154	108
Net cash used in investing activities	(8,052)	(4,253)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007

Financing Activities
Net change in deposits	$(6,920)	$(11,822)
Net change in other short-term borrowings	4,305	2,201
Proceeds from Federal Home Loan Bank advances	59,310	44,450
Repayments of Federal Home Loan Bank advances	(53,310)	(40,450)
Advances by borrowers for taxes and insurance	261	434
Cash dividends paid	(1,046)	(1,135)
Treasury stock purchases	(49)	(854)
Net cash provided by (used in) financing activities	2,551	(7,176)

Decrease in Cash and Cash Equivalents	(2,366)	(8,810)

Cash and Cash equivalents, Beginning of period	13,063	17,215

Cash and Cash equivalents, End of period	$10,697	$8,405

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$7,374	$8,957

Federal income taxes	$525	$710

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$797	$149

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$(276)	$600

Dividends payable	$360	$375

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the nine and three months ended December 31, 2008 and for the nine and three months ended December 31, 2007 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2008.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K. Except for the adoption of EITF 06-4, as described in "Recent Accounting Pronouncements," the Company has consistently followed these policies in preparing this Form 10-Q.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the nine and three month periods ended December 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2008 has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the nine months ended		For the three months ended
	December 31,		December 31,
	2008	2007	2008	2007

Weighted-average common shares
outstanding (basic)	2,903,599	3,061,671	2,902,525	3,027,848
Dilutive effect of assumed exercise
of stock options	-	-	-	-
Weighted-average common shares
outstanding (diluted)	2,903,599	3,061,671	2,902,525	3,027,848

None of the outstanding options were included in the diluted earnings per share calculation for the nine or three month periods ended December 31, 2008 and December 31, 2007, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a new Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of December 31, 2008, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three or nine months ended December 31, 2008 and 2007.  There was no compensation expense recognized for the stock option plan during the three or nine month periods ended December 31, 2008 and 2007, as all options were fully vested prior to these periods.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the nine months ended December 31, 2008 and for the years ended March 31, 2008 and 2007, is presented below:

	Nine months ended December 31,		Year ended March 31,
	2008		2008		2007
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	104,224	$13.95	114,224	$13.95	179,148	$13.92
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	(60,924)	13.86
Forfeited	––	––	(10,000)	13.95	(4,000)	13.95

Outstanding at end of period	104,224	$13.95	104,224	$13.95	114,224	$13.95

Options exercisable at period-end	104,224	$13.95	104,224	$13.95	114,224	$13.95

The following information applies to options outstanding at December 31, 2008:

Number outstanding	104,224
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	5.25 years

Note 5:	Recent Accounting Developments

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities	$114,135	$––	$114,135	$––

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

Available-for-sale securities-Fair Value

Beginning balance	$1,540

Total realized and unrealized gains and losses
Included in net income	-
Included in other comprehensive income	3
Purchases, issuances and settlements	-
Transfers into Level 3	-
Transfers out of Level 3	(1,543)

Ending balance	$-

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements

Impaired Loans

At December 31, 2008, impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans	$427	$––	$––	$427

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2008 to December 31, 2008

At December 31, 2008, the Company had total assets of $405.4 million, an increase of $3.8 million, or .9%, from  total assets at March 31, 2008.

Liquid assets, consisting of cash, federal funds sold, interest-bearing demand deposits and available for sale securities, decreased by $8.4 million, or 6.3%, to $124.8 million at December 31, 2008, due primarily to a reduction of $6.0 million, or 5.0%,  in available for sale securities, coupled with a decrease in federal funds sold of $6.0 million. These decreases were partially offset by an increase in interest-bearing demand deposits of $2.0 million, or 39.7% and an increase in cash of $1.6 million, or 83.4%.  The decrease in liquid assets was principally used to fund growth in the Company’s loan portfolio as described below.

Total securities decreased by $6.0 million, or 5.0%, during the nine months ended December 31, 2008.  This decrease was primarily due to principal repayments of $24.2 million, and an aggregate decrease in the market value of available for sale securities of $.4 million.  This was partially offset by purchases of $18.5 million.  Purchases were funded by principal repayments on loans, proceeds from maturities of investment securities and from the reduction of the federal funds sold balance.

At December 31, 2008, net loans receivable increased by $12.9 million, or 5.3%, compared to March 31, 2008, as the Bank originated and retained $29.0 million of loans and received payments of $15.1 million. The lending division has focused on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  The Company believes that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective, compared to the origination of long term fixed-rate residential mortgages.  The composition of the loan portfolio has changed during the nine months ended December 31, 2008, mainly due to a net increase of $9.6 million in non-residential loans and an increase of $5.8 million in commercial business loans.

	December 31, 2008		March 31, 2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$141,038	54.17%	$142,010	57.49%
Residential construction loans	1,801	.69	1,636	.66
Multi-family residential	8,664	3.33	8,929	3.61
Non-residential real estate/land(2)	70,992	27.26	61,407	24.86
Total mortgage loans	222,495	85.45	213,982	86.62
Other loans:
Consumer loans(3)	5,210	2.00	6,183	2.50
Commercial business loans	32,679	12.55	26,873	10.88
Total other loans	37,889	14.55	33,056	13.38
Total loans before net items	260,384	100.00%	247,038	100.00%
Less:
Loans in process	3,065		2,616
Deferred loan origination fees	397		390
Allowance for loan losses	1,801		1,777
Total loans receivable, net	$255,121		$242,255
Mortgage-backed securities, net(4)	$87,781		$85,879
_______________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.8 million and $17.0 million as of  December 31, 2008 and March 31, 2008, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $215,000 and $175,000 as of December 31, 2008 and March 31, 2008, respectively.
(3)	Includes second mortgage loans of $1.4 million and $1.7 million as of December 31, 2008 and March 31, 2008, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Non-performing loans amounted to $2.0 million and $1.9 million at December 31, 2008 and March 31, 2008, respectively.  At December 31, 2008, non-performing loans consisted primarily of residential mortgage loans of approximately $1.4 million, two commercial real estate loans with a combined balance of $327,000, $89,000 in home equity lines of credit and two commercial loans totaling $189,000.  At March 31, 2008, non-performing loans were comprised of $670,000 in residential loans, $1.0 million in commercial real estate loans, $120,000 in home equity lines of credit and one commercial loan of $42,000, which was paid off in June 2008.  Real estate owned amounted to $735,000 at December 31, 2008 compared to $93,000 at March 31, 2008.  The increase was due to the transfer of a $610,000 non-residential property from a non-performing loan status to real estate acquired through foreclosure.  Total non-performing assets amounted to $2.8 million at December 31, 2008 compared to $2.0 million at March 31, 2008.  The increase was mainly due to an increase in non-performing residential mortgage loans. The Company generally has not realized significant losses on non-performing loans secured by residential mortgages.  The following table sets forth information regarding our past due, nonaccrual and impaired loans and real estate acquired through foreclosure as of December 31, 2008 and March 31, 2008.

	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$996	$812
Nonresidential	3,697	––
Non-mortgage loans:
Commercial business loans	160	––
Consumer loans	12	7
	$4,865	$819

Non-performing loans:
Mortgage loans:
One- to four-family residential	$1,517	$790
All other mortgage loans	327	1,038
Non-mortgage loans:
Commercial business loans	189	42
Consumer	-	1
Total non-performing loans	2,033	1,871
Total real estate acquired through foreclosure	735	93
Total non-performing assets	$2,768	$1,964

Total non-performing loans to net loans receivable	0.80%	0.77%
Total non-performing loans to total assets	0.50%	0.47%
Total non-performing assets to total assets	0.68%	0.49%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the nine months ended December 31, 2008	For the year ended March 31, 2008
	(Dollars in thousands)

Loans receivable, net	$255,121	$242,255
Average loans receivable, net	$248,842	$244,800
Allowance balance (at beginning of period)	$1,777	$1,523
Provision for losses	346	234
Charge-offs:
Mortgage loans:
One- to four-family	(24)	(15)
Non-residential real estate and land (1)	(229)	––
Other loans:
Consumer	(4)	(1)
Commercial	(74)	––
Gross charge-offs	(331)	(16)
Recoveries:
Mortgage loans:
One- to four-family	––	13
Other loans:
Consumer	9	23
Gross recoveries	9	36
Net (charge-offs) recoveries	(322)	20

Allowance for loan losses balance (at end of period)	$1,801	$1,777
Allowance for loan losses as a percent of loans receivable, net at end of period	0.71%	0.73%
Net loans charged off (recovered) as a percent of average loans receivable, net	0.13%	(0.01)%
Ratio of allowance for loan losses to non-
performing loans at end of period	88.59%	94.98%
_______________________
(1)The $229,000 charge off was related to a single non-residential property that was transferred into real estate acquired through foreclosure.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $310.8 million at December 31, 2008, a decrease of $6.9 million, or 2.2%, from $317.7 million at March 31, 2008.  Certificates of deposit decreased by $5.9 million and savings and money market accounts decreased by $1.6 million, which were partially offset by an increase in NOW accounts of $2.6 million.  Management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Other short-term borrowings totaled $11.6 million at December 31, 2008, an increase of $4.3 million, or 58.9%, as compared with $7.3 million at March 31, 2008.  The interest rate paid on these borrowings is .40%, which over the past year has declined 280 basis points as the Federal Reserve lowered rates.

Advances from the Federal Home Loan Bank of Cincinnati totaled $44.5 million at December 31, 2008, an increase of $6.0 million, or 15.6%, compared with $38.5 million at March 31, 2008.  The Company increased its borrowings to compensate for the loss of higher cost retail certificates of deposit as discussed above and to extend liability duration for interest rate risk management purposes.

Stockholders’ equity decreased by $17,000, or .1%, during the nine months ended December 31, 2008, due primarily to a decrease in unrealized gains on available for sale securities of $276,000, dividends declared of $1.1 million, a $448,000 reduction due to the adoption of EITF Issue 06-4, which required the Company to record a liability for the postretirement cost of the split dollar life insurance agreements related to bank owned life insurance, and a stock repurchase of $49,000.   These decreases were partially offset by net income of $1.7 million and a reduction in unallocated ESOP shares of $86,000 through the annual allocation process.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2008 and 2007

General

Net income for the nine months ended December 31, 2008 totaled $1.7 million, an increase of $200,000, or 13.2%, compared to net income for the nine months ended December 31, 2007.  The increase in net income was primarily attributable to an increase in net interest income of $617,000, or 7.4%, partially offset by an increase in the provision for loan losses of $151,000, an increase in total non-interest expenses of $101,000, a decrease in non-interest income of $65,000 and an increase in the provision for federal income taxes of $100,000.

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

	For the nine months ended December 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$248,842	$11,608	6.22%	$244,546	$12,518	6.83%
Investment securities[2]	118,256	4,428	4.99	120,066	4,426	4.92
Interest-earning deposits[3]	11,343	236	2.77	11,148	374	4.47
Total interest-earning assets	378,441	16,272	5.73	375,760	17,318	6.15
Non-interest-earning assets	21,570			21,768

Total assets	$400,011			$397,528

Interest-bearing liabilities:
Deposits	$313,050	5,788	2.47	$317,997	7,445	3.12
Other short-term borrowings	8,895	57	.85	6,021	179	5.95
Borrowings	41,115	1,414	4.59	35,530	1,298	4.87
Total interest-bearing liabilities	363,060	7,259	2.67	359,548	8,922	3.31

Non-interest bearing liabilities	3,909			3,651
Total liabilities	366,969			363,199
Stockholders’ equity	33,042			34,329
Total liabilities and stockholders’ equity	$400,011			$397,528
Net interest income		$9,013			$8,396
Interest rate spread[4]			3.06%			2.84%
Net yield on interest- earning assets[5]			3.18%			2.98%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.24%			104.51%
_________________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $1.0 million or 6.0%, to $16.3 million for the nine months ended December 31, 2008, compared to the same period in 2007.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 5.73% in the 2008 period from 6.15% for the nine month period ended December 31, 2007.  The yield decrease was primarily due to the Federal Reserve’s interest rate cuts of 400 basis points from December 31, 2007 to December 31, 2008.

Interest income on loans decreased by $910,000, or 7.3%, for the nine months ended December 31, 2008, compared to the same period in 2007, due primarily to a reduction in weighted-average rate on loans of 61 basis points from 6.83% for the period ended December 31, 2007 to 6.22% for the December 31, 2008 period.  As discussed earlier, this was mainly due to a decrease in rates of 400 basis points implemented by the Federal Reserve over the past year and the corresponding impact on adjustable rate loans and new originations.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $4.3 million, or 1.8%, to $248.8 million for the 2008 period.

Interest income on securities increased by $2,000, or 0.1%, during the nine months ended December 31, 2008, compared to the same period in 2007.  This increase was primarily due to an increase in the weighted-average yield to 4.99%  for the period ended December 31, 2008 from 4.92% for the period ended December 31, 2007.

Dividends on Federal Home Loan Bank stock and other income decreased by $138,000, or 36.9%, for the nine months ended December 31, 2008, compared to the same period in 2007, due primarily to a decrease in the weighted-average yield of 170 basis points resulting from reductions in short term market interest rates, to 2.77% for the 2008 period from 4.47% for the nine months ended December 31, 2007.

Interest Expense

Interest expense totaled $7.3 million for the nine months ended December 31, 2008, a decrease of $1.7 million, or 18.6%, compared to the nine months ended December 31, 2007.  The decrease resulted from a 64 basis point decrease in the weighted-average cost of funds to 2.67% for the 2008 period, partially offset by an increase of $3.5 million in the average balance of deposits and borrowings outstanding, from $359.5 million to $363.1 million for the nine month period ended December 31, 2008.

Interest expense on deposits totaled $5.8 million for the nine months ended December 31, 2008, a decrease of $1.7 million, or 22.3%, compared to the nine months ended December 31, 2007, as a result of a 65 basis point decrease in the weighted-average cost of deposits to 2.47% for the 2008 period coupled with a decrease in the average balance outstanding of $4.9 million, or 1.6%, to $313.1 million for the 2008 period.  The decrease in the rate was due to the Federal Reserve rate decreases discussed above.

Interest expense on other short-term borrowings totaled $57,000 for the nine months ended December 31, 2008, a decrease of $122,000, from the 2007 period, primarily due to a decrease in the weighted-average cost of 510 basis points, to .85% for the nine months ended December 31, 2008 due to the Federal Reserve rate decreases.  This was partially offset by an increase in the average balance of short-term borrowings of $2.9 million.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $1.4 million for the nine months ended December 31, 2008, an increase of $116,000, over the 2007 period, primarily due to an increase in the average balance of $5.6 million, or 15.7%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances.

Net Interest Income

Net interest income totaled $9.0 million for the nine months ended December 31, 2008, an increase of $617,000, or 7.4%, compared to the nine month period ended December 31, 2007.  The average interest rate spread increased to 3.07% for the nine months ended December 31, 2008 from 2.84% for the nine months ended December 31, 2007, due to management’s strategy not to compete with national and online competitors offering higher rates on deposits in the national markets.  The increase in the average interest rate spread was also due to a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances.  The net interest margin increased to 3.18% for the nine months ended December 31, 2008 from 2.98% for the nine months ended December 31, 2007.

Provision for Loan Losses

Management recorded a $346,000 provision for loan losses for the nine month period ended December 31, 2008, an increase of $151,000 compared to the provision for the same period in 2007, primarily due to the increase in non-performing loans and charge-offs during the period.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of  December 31, 2008.

Non-interest Income

Non-interest income, consisting primarily of the earnings on bank-owned life insurance, trust income, service fees and charges on deposit accounts, decreased by $65,000, or 4.7%, for the nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.  The decrease was primarily due to a decrease in service fees, charges and other operating income of $32,000, or 3.1% coupled with a decrease in gain on disposal of foreclosed assets of $21,000, or 67.7%, in the nine months ended December 31, 2008  compared to the same period ended December 31, 2007.

Non-interest Expense

Non-interest expense increased by $101,000, or 1.3%, to $7.7 million for the nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.  The increase was mainly due to an increase in franchise tax of $58,000, or 19.9%, to $349,000 for the nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.  The increase was due primarily to refund claims filed in the 2007 period relating to prior years amended returns.  Occupancy and equipment expense increased $45,000, or 3.0%, mainly due to an increase in real estate tax expense and additional maintenance costs.   Compensation expense increased by $31,000, or 0.7%, during the 2008 period due primarily to an increase in accrued compensation year to year.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

Federal income tax expense was $593,000 for the nine months ended December 31, 2008, an increase of $100,000, or 20.3%, compared to the same period in 2007. The increase was primarily due to the increase in income before taxes of $300,000, or 14.9%, compared to the same period in 2007.  The effective tax rates were 25.7% and 24.5% for the nine month periods ended December 31, 2008 and 2007, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2008 and 2007

General

Net income totaled $584,000 for the three months ended December 31, 2008, an increase of $138,000, or 30.9%, compared to net income of $446,000 for the three months ended December 31, 2007.  The increase in net income was primarily attributable to an increase in net interest income of $322,000, or 11.5%, offset by an increase in the provision for loan losses of $45,000, an increase in total non-interest expenses of $25,000, an increase in the provision for federal income taxes of $77,000 and a decrease in non-interest income of $37,000.

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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	For the three months ended December 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net[1]	$256,409	$3,927	6.13%	$247,985	$4,204	6.78%
Investment securities[2]	111,905	1,416	5.06	121,366	1,514	4.99
Interest-earning deposits[3]	10,130	65	2.57	9,931	108	4.35
Total interest-earning assets	378,444	5,408	5.72	379,282	5,826	6.14
Non-interest-earning assets	21,619			21,650

Total assets	$400,063			$400,932

Interest-bearing liabilities:
Deposits	$311,315	1,798	2.31	$316,761	2,493	3.15
Other short-term borrowings	9,531	13	.55	7,164	62	3.46
Borrowings	42,609	479	4.50	38,426	475	4.94
Total interest-bearing liabilities	363,455	2,290	2.52	362,351	3,030	3.34

Non-interest bearing liabilities	3,382			3,864
Total liabilities	366,837			366,215
Stockholders’ equity	33,226			34,717
Total liabilities and stockholders’ equity	$400,063			$400,932
Net interest income		$3,118			$2,796
Interest rate spread[4]			3.20%			2.80%
Net yield on interest- earning assets[5]			3.30%			2.95%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.12%			104.67%

____________________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $418,000 or 7.2%, to $5.4 million for the three months ended December 31, 2008, compared to the same period in 2007.  This decrease was due to a decrease in the weighted-average yield on interest-earning assets to 5.72% in the 2008 period from 6.14% for the three month period ended December 31, 2007 and a decrease of $838,000 in the average balance of interest-earning assets outstanding to $378.4 million for the three months ended December 31, 2008, from $379.3 million for the comparable period ended December 31, 2007. The yield decrease was primarily due to the Federal Reserve’s interest rate cuts from December 31, 2007 to December 31, 2008.

Interest income on loans decreased by $277,000, or 6.6%, for the three months ended December 31, 2008, compared to the same period in 2007, due primarily to a reduction in weighted-average rate on loans from 6.78% for the quarter ending December 31, 2007 to 6.13% for the December 31, 2008 quarter.  As discussed earlier, this was mainly due to a decrease in rates of 400 basis points implemented by the Federal Reserve over the past year and the corresponding impact on adjustable rate loans and new originations.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $8.4 million, or 3.4%, to $256.4 million for the 2008 period.

Interest income on securities decreased by $98,000, or 6.5%, during the three months ended December 31, 2008, compared to the same period in 2007.  This decrease was primarily due to a $9.5 million, or 7.8%, reduction in the average balance of securities, slightly offset by an increase in the weighted average rate to 5.06% for the three months ended December 31, 2008 compared to 4.99% for the same period ended December 31, 2007.

Dividends on Federal Home Loan Bank stock and other income decreased by $43,000, or 39.8%, for the three months ended December 31, 2008, compared to the same period in 2007, due primarily to a decrease in the weighted-average yield of 178 basis points resulting from reductions in short term market interest rates, to 2.57% for the 2008 quarter from 4.35% for the period ended December 31, 2007.

Interest Expense

Interest expense totaled $2.3 million for the three months ended December 31, 2008, a decrease of $740,000, or 24.4%, compared to the three months ended December 31, 2007.  The decrease resulted from an 82 basis point decrease in the weighted-average cost of funds to 2.52% for the 2008 period, partially offset by an increase of $1.1 million in the average balance of deposits and borrowings outstanding from $362.4 million to $363.5 million for the three month period ended December 31, 2008.

Interest expense on deposits totaled $1.8 million for the three months ended December 31, 2008, a decrease of $695,000, or 27.9%, compared to the three months ended December 31, 2007, as a result of an 84 basis point decrease in the weighted-average cost of deposits to 2.31% for the 2008 period coupled with a decrease in the average balance outstanding of $5.4 million, or 1.7%, to $311.3 million for the 2008 period.  The decrease in the rate was due to the Federal Reserve rate decreases discussed above.

Interest expense on other short-term borrowings totaled $13,000 for the three months ended December 31, 2008, a decrease of $49,000, from the 2007 period, primarily due to a decrease in the weighted-average cost of 291 basis points, to .55% for the three months ended December 31, 2008, due to the Federal Reserve rate decreases.  This was partially offset by an increase in the average balance of short-term borrowings of $2.4 million.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $479,000 for the three months ended December 31, 2008, an increase of $4,000, over the 2007 period, primarily due to an increase in the average balance of $4.1 million, or 10.9%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances. This was offset by a decrease of 44 basis points in the weighted-average cost of Federal Home Loan Bank advances to 4.50% for the 2008 period.

Net Interest Income

Net interest income totaled $3.1 million for the three months ended December 31, 2008, an increase of $322,000, or 11.5%, compared to the three month period ended December 31, 2007.  The average interest rate spread increased to 3.20% for the three months ended December 31, 2008 from 2.80% for the three months ended December 31, 2007.  The net interest margin increased to 3.30% for the three months ended December 31, 2008 from 2.95% for the three months ended December 31, 2007.  The increase in the average interest rate spread was due to a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances.

Provision for Loan Losses

Management recorded a $185,000 provision for loan losses for the three month period ended December 31, 2008, an increase of $45,000 compared to the provision for the same period in 2007, primarily due to the increase in non-performing loans  and charge-offs during the period.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2008.

Noninterest Income

Non-interest income, consisting primarily of the earnings on bank-owned life insurance, trust income, service fees and charges on deposit accounts, decreased by $37,000, or 8.1%, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.  The decrease was primarily due to a decrease in service fees, charges and other operating income of $34,000, or 9.6%, coupled with a $4,000, or 6.8% decrease in earnings on bank-owned life insurance in the three months ended December 31, 2008 compared to the same period ended December 31, 2007.

Non-interest Expense

Non-interest expense increased by $25,000, or 1.0%, to $2.6 million for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.  The increase was mainly due to an increase in salaries and employee benefits of $36,000, or 2.6%, related to an increase in accrued compensation period to period.  Franchise tax expense increased $31,000, or 32.0%, to $128,000 for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, mainly due to refund claims filed in the 2007 period relating to prior years amended returns.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Federal Income Taxes

Federal income tax expense was $202,000 for the three months ended December 31, 2008, an increase of $77,000, or 61.6%, compared to the same period in 2007.  The increase was primarily due to an increase in income before taxes of $215,000, or 37.7%, compared to the same period in 2007.    The effective tax rates were 25.7% and 21.9% for the three month periods ended December 31, 2008 and 2007, respectively.

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

ITEM 3.                  Defaults Upon Senior Securities

Not applicable

ITEM 4.                 Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                 Other Information

Media reports during January 2009 suggest a risk of impairment in Federal Home Loan Bank stock.  The Company’s subsidiary, Wayne Savings Community Bank, holds $5.0 million of stock in the Federal Home Loan Bank of Cincinnati (“FHLB”) as part of its membership and to support advance activity as required by the FHLB. Management has reviewed the rating agency report underlying the media reports, and along with regular review of the FHLB of Cincinnati’s filings with the SEC, has concluded that the investment is not impaired at this time.

Index
Wayne Savings Bancshares, Inc.
PART II

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

Date: February 12, 2009	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date: February 12, 2009	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer