Form 10-K
period 2009-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2009-06-15
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES   ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐            Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

As of June 3, 2009, there were 3,004,113 issued and outstanding shares of the Registrant’s Common Stock.The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 3, 2009, as reported on the Nasdaq National Market, was approximately $15.4 million.

Wayne Savings Bancshares, Inc.
Form 10-K
For the Year Ended March 31, 2009

PART I

ITEM 1.       Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary holding company for Wayne Savings Community Bank (the “Bank”).  The only significant asset of the Company is its investment in the Bank.  The Bank conducts its business from eleven full-service locations.  The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.  At March 31, 2009, the Company had total assets of $404.4 million, total deposits of $309.5 million, and stockholders’ equity of $34.4 million, or 8.5% of total assets.

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

During the most recent five fiscal years, as part of its strategic plan, the Company has rebalanced the loan portfolio by placing an increased emphasis on nonresidential real estate and commercial business loans.  Nonresidential real estate loans and commercial loans have increased from $29.2 million, or 13.5% of the total loan portfolio and $14.1 million, or 6.5% of the total loan portfolio at March 31, 2005 to $70.7 million, or 27.2% of the total loan portfolio, and $32.6 million, or 12.5% of the total loan portfolio, at March 31, 2009.  Correspondingly, one- to four-family residential and construction loans have decreased from $161.4 million, or 74.4% of the total loan portfolio at March 31, 2005 to $142.9 million, or 55.0% of the total loan portfolio, at March 31, 2009.  Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one- to four-family loans.  The increased emphasis on nonresidential real estate and commercial business loans has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross-sell its varied product offerings.  This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities.

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

Stark County, located directly east of Wayne County, is characterized by a diverse economy and over 1,500 different products are manufactured in the county.  Stark County also has a strong agricultural base, and ranks fourth in Ohio in the production of dairy products.  The major employers in North Canton are Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels).  The Bank does not have a material concentration of loans in the North Canton market area.  Jackson Township is the home to the Westfield Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries.  North Canton is the location of one of the Bank’s branches.

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

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans.  The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less.  At March 31, 2009, approximately $100.0 million, or 28.7%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one- to four-family residential properties.  One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity.  From November 2005 until January 2009, the Company decided to retain all one- to four-family, fixed rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments.  In accordance with a policy adopted by the Bank’s Asset/Liability Committee (ALCO) that permits limited loan sales to address interest rate risk and liquidity concerns, during the fourth quarter of fiscal 2009, the Company sold $4.1 million of 30 year fixed rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers.  The Company retains servicing on its sold mortgage loans.  The Company also originates interim construction loans on one- to four-family residential properties.

The Company has continued developing the commercial business loan program.  The purpose of this program is to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base.  The Company has three experienced commercial lenders to help in this effort.  The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000.  While commercial business loans increased to $32.6 million at March 31, 2009 as compared to $14.1 million at March 31, 2005, nonresidential real estate and land loans increased from $29.2 million, or 13.5%, of the total loan portfolio at March 31, 2005 to $70.7 million, or 27.2%, of the total loan portfolio at March 31, 2009.

Analysis of Loan Portfolio.  Set forth below is certain information relating to the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated.

	At March 31,
	2009		2008_		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$141,285	54.40%	$142,010	57.49%	$143,942	57.80%	$148,823	62.36%	$157,373	72.56%
Residential construction loans	1,587	.61	1,636	.66	2,019	.81	4,675	1.96	4,053	1.87
Multi-family residential	8,604	3.31	8,929	3.61	8,938	3.60	7,930	3.32	7,872	3.63
Non-residential real estate/land(2)	70,725	27.23	61,407	24.86	56,049	22.50	50,778	21.28	29,187	13.46
Total mortgage loans	222,201	85.55	213,982	86.62	210,948	84.71	212,206	88.92	198,485	91.52
Other loans:
Consumer loans(3)	4,923	1.90	6,183	2.50	5,460	2.19	4,901	2.05	4,306	1.99
Commercial business loans	32,592	12.55	26,873	10.88	32,648	13.10	21,550	9.03	14,075	6.49
Total other loans	37,515	14.45	33,056	13.38	38,108	15.29	26,451	11.08	18,381	8.48
Total loans before net items	259,716	100.00%	247,038	100.00%	249,056	100.00%	238,657	100.00%	216,866	100.00%
Less:
Loans in process	2,506		2,616		7,334		1,729		1,638
Deferred loan origination fees	400		390		425		443		512
Allowance for loan losses	2,484		1,777		1,523		1,484		1,374
Total loans receivable, net	$254,326		$242,255		$239,774		$235,001		$213,342
Mortgage-backed securities, net(4)	$88,788		$85,879		$69,065		$55,731		$60,352
___________________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.9 million, $17.0 million, $19.2 million, $20.9 million and $20.3 million, as of March 31,2009,  2008, 2007, 2006 and 2005, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $202,000, $175,000, $204,000, $674,000 and $1.4 million as of March 31, 2009, 2008, 2007, 2006, and 2005, respectively.
(3)	Includes second mortgage loans of $1.3 million, $1.7 million, $1.6 million, $425,000 and $783,000 as of March 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(4)	Includes mortgage-backed securities designated as available for sale.

           Loan and Mortgage-Backed Securities Maturity and Repricing Schedule.  The following table sets forth certain information as of March 31, 2009, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.  Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

		One	Three	Five	Ten	Beyond
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total
	(In Thousands)

Mortgage loans:
One- to four-family residential(1)
Adjustable	$25,682	$6,052	$1,439	$-	$-	$-	$33,173
Fixed	735	270	3,405	18,916	31,429	53,208	107,963
Construction:(1)
Adjustable	-	-	135	-	-	-	135
Fixed	-	-	-	-	-	521	521
Multi-family residential, nonresidential and land: (1)
Adjustable	15,380	16,264	8,507	10,827	-	-	50,978
Fixed	1,021	410	1,522	915	5,955	17,102	26,925
Other Loans:
Commercial business loans	16,044	5,043	5,453	1,686	3,063	1,303	32,592
Consumer	495	1,433	1,777	1,030	38	150	4,923

Total loans	$59,357	$ ,29,472	$22,238	$33,374	$40,485	$72,284	$257,210

Mortgage-backed securities(2)	$2,804	$754	$2,798	$16,880	$27,383	$36,758	$87,377
_____________________________

(1)
Amounts shown are net of loans in process of $931,000 in residential construction loans and $1.4 million in nonresidential loans. Amounts shown are net of escrow for improvements of $149,000 in one- to four-family residential loans.

(2)	Includes mortgage-backed securities available for sale. Does not include premiums of $679,000, discounts of $824,000 and unrealized gains of $1.6 million.

The following table sets forth at March 31, 2009, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2010.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One- to four-family residential	$107,228	$7,491
Construction (1)	521	135
Multi-family residential, non-residential and land (1)	25,904	35,598
Consumer	4,402	26
Commercial business	7,972	8,576
Total loans	$146,027	$51,826
Mortgage-backed securities(2)	$84,573	$-
_____________________________
(1)
Amounts shown are net of loans in process of $931,000 in residential construction loans and $1.4 million in nonresidential loans. Amounts shown are net of escrow for improvements of $149,000 in one- to four-family residential loans.

(2)
Includes mortgage-backed securities available for sale, which totaled $86.7 million as of March 31, 2009.  Does not include premiums of $679,000, discounts of $824,000 and unrealized gains of $1.6 million.

One- to Four-Family Residential Real Estate Loans.  The Company’s primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans on properties located in the Company’s market area.  The Company generally does not originate one- to four-family residential loans secured by properties outside of its market area.  At March 31, 2009, the Company had $141.3 million, or 54.4%, of its total loan portfolio invested in one- to four-family residential mortgage loans.

The Company’s fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market.  Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, gap and liquidity positions, and market conditions.  Moreover, the Company is more likely to retain fixed rate loans if its one-year gap is positive.  The Company’s fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company’s one- to four-family residential portfolio has declined $725,000 or 0.5%, from March 31, 2008 to March 31, 2009.  Sales into the secondary market were $4.1 million, $6.1 million and $6.0 million for the fiscal years ended March 31, 2009, 2006 and 2005, respectively.  Such sales generally constituted current period originations.  The Company had no new secondary market sales for both fiscal 2008 and 2007.  There were no loans identified as held for sale at year end in any of the last five fiscal years ended as of March 31, 2009.

The Company currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates.  Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate gap position, and loan products offered by the Company’s competitors.  Despite the Company’s emphasis on ARM loans, the low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans.  As a result, during the year ended March 31, 2009, the Company’s ARM portfolio decreased by $2.8 million, or 7.9%.

The Company offers one ARM loan product.  The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan.  The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin.  However, these loans are underwritten at the fully-indexed interest rate.  All loans require monthly principal and interest payments, negative amortization is not permitted.  One- to four-family residential ARM loans totaled $33.2 million, or 12.8%, of the Company’s total loan portfolio at March 31, 2009.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence.  In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%.  The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index.  Home equity loans include fixed term adjustable rate loans, as well as lines of credit.  As of March 31, 2009, the Company’s equity loan portfolio totaled $16.9 million, or 11.9%, of its one- to four-family mortgage loan portfolio.

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

Multi-Family Residential Real Estate Loans.  Loans secured by multi-family real estate constituted approximately $8.6 million, or 3.3%, of the Company’s total loan portfolio at March 31, 2009.  The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings.  At March 31, 2009, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $506,000.   The largest multi-family real estate loan had a principal balance of $3.1 million.  Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans.  The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years.  The Company currently does not have any multi-family real estate construction loans.

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

Non-Residential Real Estate and Land Loans.  Loans secured by non-residential real estate constituted approximately $70.7 million, or 27.2%, of the Company’s total loan portfolio at March 31, 2009 compared to $29.2 million or 13.5% of the total loan portfolio at March 31, 2005.  This increase is the result of the Company’s strategy to diversify its loan portfolio.  The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings.  At March 31, 2009, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area with an average balance of $340,000.  The largest non-residential real estate loan had a principal balance of $4.3 million.  The terms of each non-residential real estate loan are negotiated on a case by case basis.  Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans.  Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years.  The Company currently does not emphasize non-residential real estate construction loans.  Included in the loan tables above are non-residential construction loans totaling $6.0 million, of which $1.3 million is undisbursed

Loans secured by non-residential real estate generally involve a greater degree of risk than one-to- four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction.  Land loans are generally offered with a fixed rate and with terms of up to 5 years.  Land loans totaled $202,000 at March 31, 2009.

Residential Construction Loans.  To a lesser extent, the Company originates loans to finance the construction of one- to four-family residential property.  At March 31, 2009, the Company had $1.6 million, or 0.6%, of its total loan portfolio invested in interim construction loans.  The Company makes construction loans to private individuals and to builders.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  Construction loans are typically structured as permanent one- to four-family loans originated by the Company with a 12-month construction phase.  Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans.  Commercial business loans totaled $32.6 million, or 12.6% of the Company’s total loan portfolio at March 31, 2009. The Company has three experienced commercial lenders and plans to continue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

Commercial loans carry a higher degree of risk than one-to four-family residential loans.  Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy.  The Company originates commercial loans generally in the $50,000 to $1,000,000 range with the majority of these loans being under $500,000.  Commercial loans are generally underwritten based on the borrower’s ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral.  Each loan is evaluated for a level of risk and assigned a rating from “1” (the highest rating) to “7” (the lowest rating).

Consumer Loans.  Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association’s assets.  In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

As of March 31, 2009, consumer loans totaled $4.9 million, or 1.9%, of the Company’s total loan portfolio.  The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts.  Consumer loans are offered primarily on a fixed rate basis with maturities generally of less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less.  Such loans are offered on a fixed rate basis with terms of up to ten years.  At March 31, 2009, second mortgage loans totaled $1.3 million, or 0.9%, of one- to four-family mortgages.

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

Mortgage-Backed Securities.  The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or rated AAA by a nationally recognized credit rating organization in accordance with the Board approved investment policy.  Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities.  These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  Total mortgage-backed securities, including those designated as available for sale, increased from $85.9 million at

March 31, 2008 to $88.8 million at March 31, 2009, primarily due to purchases funded with proceeds of maturing agency bonds to increase portfolio yield.

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

Loan Originations, Solicitation, Processing, and Commitments.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  The Company has also entered into a number of participation loans with high quality lead lenders.  The participations are outside the Company’s normal lending area and diversify the loan portfolio.  Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan.  An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided.  One- to four-family and multi-family residential, and commercial real estate loans, for up to $150,000, may be approved by the manager of the mortgage loan department, loans between $150,000 and $300,000 must be approved by the Chief Executive Officer and loans in excess of $300,000 must be approved by the Board of Directors.  The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority.  All approvals subsequently are ratified monthly by the full Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At March 31, 2009, the Company had commitments to originate $9.1 million of loans.

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

	At March 31,
	2009	2008	2007
	(In Thousands)

Total loans receivable, net at beginning of year	$242,255	$239,774	$235,001
Loans originated:
One- to four-family residential(1)	30,401	25,159	24,319
Multi-family residential(2)	285	-	1,376
Non-residential real estate/land	16,381	20,500	11,275
Consumer loans	1,683	3,374	3,720
Commercial loans	22,894	1,163	14,511
Total loans originated	71,644	50,196	55,201
Loans sold:
Whole loans	(4,142)	-	-
Total loans sold	(4,142)	-	-

Mortgage loans transferred to REO	(826)	(220)	-
Loan repayments	(54,605)	(47,495)	(50,413)
Other loan activity, net	-	-	(15)
Total loans receivable, net at end of year	$254,326	$242,255	$239,774

Mortgage-backed securities at beginning of year	$85,879	$69,065	$55,731
Mortgage-backed securities purchased	21,980	35,613	32,195
Principal repayments and other activity	(19,071)	(18,799)	(18,861)
Mortgage-backed securities at end of year	$88,788	$85,879	$69,065
__________________________
(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income.  In addition to interest earned on loans, the Company generally receives loan origination fees.  The Company accounts for loan origination fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  To the extent that loans are originated or acquired for the Company’s portfolio, SFAS No. 91 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  SFAS No. 91 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired.  Fees deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan.  At March 31, 2009, the Company had $400,000 of deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations.  The Company recognized fees and service charges of $1.3 million, $1.5 million and $1.3 million, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Loans to One Borrower.  Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At March 31, 2009, the Company’s largest concentration of loans to one borrower totaled $4.2 million.  All of the loans in this concentration were current at March 31, 2009.  The Company had no loans at March 31, 2009 which exceeded the loans to one borrower regulations.

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

Under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  In applying the provisions of SFAS No. 114, the Bank considers one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for impairment.  With respect to the Bank’s multi-family commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

At March 31, 2009, the Company had non-performing loans of $5.0 million and a ratio of non-performing and impaired loans to loans receivable of 1.97%.  At March 31, 2009, the Company had $1.4 million of one-to four-family residential mortgage loans that were nonperforming.  The Company has historically not realized losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.  At March 31, 2009, there were two commercial real estate loans totaling $3.0 million on non-accrual.  The largest commercial real estate loan totaled $2.8 million, located in Wadsworth, Ohio, for which the Company obtained an “as is” appraisal of $3.8 million during the quarter ended March 31, 2009.  The second commercial real estate loan was transferred into foreclosed assets held for sale in the first quarter of fiscal 2010.  At March 31, 2009, the Company had four commercial loans totaling $558,000 on non-accrual status. In the opinion of management, as of March 31, 2009, no significant unreserved loss is anticipated on any nonperforming loan.  At March 31, 2008, non-performing loans consisted of residential mortgage loans of $790,000, two commercial real estate loans with a combined balance of $1.0 million and a $42,000 commercial loan.

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

The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired through foreclosure at the dates indicated.  For all the dates indicated, the Company did not have any material loans which had been restructured pursuant to SFAS No. 15.

	At March 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Non-accrual loans:
Mortgage loans:
One- to four-family residential	$1,356	$670	$639	$670	$895
All other mortgage loans	53	120	44	55	-
Nonresidential real estate loans	3,027	1,038	267	-	-
Non-mortgage loans:
Commercial business loans	558	42	-	47	-
Consumer	4	1	-	-	11
Total non-accrual loans	4,998	1,871	950	772	906
Accruing loans 90 days or more delinquent	-	-	-	-	-
Total non-performing loans	4,998	1,871	950	772	906
Loans deemed impaired (1)	180	-	-	-	-
Total non-performing and impaired loans	5,178	1,871	950	772	906
Total real estate owned (2)	594	93	-	156	35
Total non-performing and impaired assets	$5,772	$1,964	$950	$928	$941

Total non-performing and impaired loans to net loans receivable	2.04%	0.77%	0.40%	0.33%	0.42%
Total non-performing and impaired loans to total assets	1.28%	0.47%	0.23%	0.19%	0.22%
Total non-performing and impaired assets to total assets	1.43%	0.49%	0.23%	0.23%	0.23%
________________________________
(1)	Includes loans deemed impaired that are currently performing.
(2)
Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.  These properties are recorded at the lower of the loan’s unpaid principal balance or fair value less estimated selling expenses.

During the year ended March 31, 2009 and 2008, gross interest income of $242,000 and $111,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest income recognized on non-accrual loans totaled $145,000 and $68,000 for the years ended March 31, 2009 and 2008, respectively.  The Company recognized interest income on impaired loans for fiscal 2009 of $118,000 and $55,000 for fiscal 2008.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	At March 31,
	2009	2008	2007	2006	2005
	(In Thousands)

Loans past due 60-89 days	$83	$819	$281	$626	$1,084
Loans past due 90 days or more	4,998	1,871	950	772	906
Total past due 60 days or more	$5,081	$2,690	$1,231	$1,398	$1,990

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At March 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Substandard assets(1)	$5,900	$2,283	$1,280	$1,119	$2,767
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$5,900	$2,283	$1,280	$1,119	$2,767
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

During the fiscal years ended March 31, 2009, 2008 and 2007, the Company added $1.1 million, $234,000 and $100,000, respectively, to the provision for loan losses.  The Company’s allowance for loan losses totaled $2.5 million, $1.8 million and $1.5 million at March 31, 2009, 2008 and 2007, respectively.  Management increased the provision for loan losses in fiscal 2009 primarily due to the increase in non-performing loans and charge-offs, as discussed above under “Delinquencies and Classified Assets – Non-Performing and Impaired Assets,” as well as an increase in the size and risk profile of the loan portfolio.  In addition, management evaluated non-performing commercial loans and made an additional provision based on updated appraisals and the evaluations of these loans.  While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.  To the best of management’s knowledge, all known losses as of March 31, 2009 have been recorded.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or for the Year Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Loans receivable, net	$254,326	$242,255	$239,774	$235,001	$213,342
Average loans receivable, net	250,220	244,800	237,118	222,629	212,500
Allowance balance (at beginning of period)	1,777	1,523	1,484	1,374	815
Provision for losses	1,068	234	100	211	430
Stebbins acquisition	-	-	-	-	230
Charge-offs:
Mortgage loans:
One- to four-family	(49)	(15)	(31)	(73)	(28)
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	(245)	-	(31)	-	-
Other loans:
Consumer	(3)	(1)	(21)	(75)	(44)
Commercial	(74)	-	-	(10)	(54)
Gross charge-offs	(371)	(16)	(83)	(158)	(126)
Recoveries:
Mortgage loans:
One- to four-family	-	13	1	14	-
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	-	-	-	-	-
Other loans:
Consumer	10	23	21	35	25
Commercial	-	-	-	8	-
Gross recoveries	10	36	22	57	25
Net (charge-offs) recoveries	(361)	20	(61)	(101)	(101)

Allowance for loan losses balance (at end of period)	$2,484	$1,777	$1,523	$1,484	$1,374
Allowance for loan losses as a percent of loans receivable, net at end of period	0.97%	0.73%	0.63%	0.63%	0.64%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.14%	(0.01)%	0.03%	0.05%	0.05%
Ratio of allowance for loan losses to total non-performing assets at end of period	43.04%	90.49%	160.32%	159.91%	146.01%
Ratio of allowance for loan losses to non-performing loans at end of period	49.70%	94.98%	160.32%	192.23%	151.66%

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

	At March 31,
	2009		2008		2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$557	54.4%	$226	57.4%	$169	57.8%	$97	62.4%	$99	72.6%
Residential construction	-	0.6	-	0.7	-	0.8	-	2.0	-	1.9
Multi-family residential	-	3.3	118	3.6	-	3.6	-	3.3	-	3.6
Non-residential real estate and land	1,407	27.2	1,030	24.9	340	22.5	505	21.3	545	13.4
Other loans:
Consumer	27	1.9	45	2.5	72	2.2	40	2.0	37	2.0
Commercial	493	12.6	358	10.9	942	13.1	842	9.0	693	6.5
Total allowance for loan losses	$2,484	100.0%	$1,777	100.0%	$1,523	100.0%	$1,484	100.0%	$1,374	100.0%

Investment Activities

The Company’s investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations.  The carrying value of the Company’s investment securities totaled $29.9 million at March 31, 2009, compared to $35.5 million at March 31, 2008.   The Company’s cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $6.8 million at March 31, 2009 compared to $13.1 million at March 31, 2008, a decrease of $6.3 million, or 48.0% as the Company used cash from the federal funds sold to purchase higher yielding mortgage-backed securities.

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

	At March 31,
	2009		2008		2007
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Investment securities:

Corporate bonds and notes	$-	$-	$-	$-	$1,003	$1,003
U.S. Government and agency obligations	9,246	9,490	17,530	17,737	40,571	40,572
Municipal obligations	20,469	20,409	17,583	17,800	13,119	13,126
Total investment securities	29,715	29,899	35,113	35,537	54,693	54,701
Other Investments:
Interest-bearing deposits in other financial
institutions	3,855	3,855	5,162	5,162	6,021	6,021
Federal funds sold	-	-	6,000	6,000	9,000	9,000
Federal Home Loan Bank stock	5,025	5,025	4,892	4,892	4,829	4,829
Total investments	$38,595	$38,779	$51,167	$51,591	$74,543	$74,551

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at March 31, 2009.  The Company does not hold any investment securities with maturities in excess of 30 years.

	At March 31, 2009
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	$2,000	3.54%	$2,846	4.92%	$2,000	6.25%	$2,400	4.63%
Municipal obligations (tax equivalent yields)	-	-	913	4.95	2,270	6.04	17,286	6.26
Total investment securities	$2,000	3.54%	$3,759	4.93%	$4,270	6.13%	$19,686	6.05%

	At March 31, 2009
	Total Investment
	Securities
	Average			Weighted
	Life	Carrying	Market	Average
	In Years	Value	Value	Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	7.80	$9,246	$9,490	5.31%
Municipal obligations (tax equivalent yields)	14.76	20,469	20,409	6.17
Total investment securities	12.60	$29,715	$29,899	5.76%

Sources of Funds

General.  Deposits are the major source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank (“FHLB”).  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.  The Company had $46.0 million of advances from the FHLB at March 31, 2009.

Deposits.  Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including checking accounts, passbook savings, money market deposit, term certificate accounts, commercial repurchase agreements, and individual retirement accounts.  The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

Deposit Portfolio.  Savings and other deposits in the Company as of March 31, 2009, were comprised of the following:

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Minimum Term	Checking and Savings Deposits	Amount	Balances	Deposits
				(In Thousands)

0.19%	None	Checking accounts	$100	$53,085	17.15%
0.53	None	Savings accounts	25	45,356	14.65
1.44	None	Money market investor	2,500	38,403	12.41

		Certificates of Deposit

2.34	12 months or less	Fixed term, fixed rate	500	51,655	16.68
3.26	12 to 24 months	Fixed term, fixed rate	500	31,806	10.28
3.83	25 to 36 months	Fixed term, fixed rate	500	16,307	5.27
4.28	36 months or more	Fixed term, fixed rate	500	43,558	14.07
2.44	Negotiable	Jumbo certificates	100,000	29,364	9.49
				$309,534	100.00%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company between the dates indicated.

	Balance at			Balance at			Balance at
	March 31,	Percent of	Increase	March 31,	Percent of	Increase	March 31,	Percent of
	2009	Deposits	(Decrease)	2008	Deposits	(Decrease)	2007	Deposits
	(Dollars in Thousands)

Checking accounts	$53,085	17.15%	$2,201	$50,884	16.01%	$(2,351)	$53,235	16.23%
Savings accounts	45,356	14.65	1,763	43,593	13.72	(8,101)	51,694	15.76
Money market investor	38,403	12.41	(1,815)	40,218	12.66	10,413	29,805	9.09
Certificates of deposit(1)
Original maturities of:
12 months or less	51,655	16.68	514	51,141	16.09	(4,452)	55,593	16.95
12 to 24 months	31,806	10.28	(10,351)	42,157	13.27	9,137	33,020	10.07
25 to 36 months	16,307	5.27	(1,836)	18,143	5.71	(4,231)	22,374	6.82
36 months or more	43,558	14.07	7,506	36,052	11.35	(6,775)	42,827	13.06
Negotiated jumbo	29,364	9.49	(6,179)	35,543	11.19	(3,896)	39,439	12.02
Total	$309,534	100.00%	$ (8,197)	$317,731	100.00%	$(10,256)	$327,987	100.00%
______________________________
(1)
Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances.  IRAs totaled $35.3 million, $35.6 million and $35.4 million, as of March 31, 2009, 2008 and 2007, respectively.

The following table sets forth the average dollar amount and weighted average rate of deposits in the various types of accounts offered by the Company.

	Years Ended March 31,
	2009			2008			2007
		Percent	Weighted		Percent	Weighted		Percent	Weighted
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$17,138	5.48%	0.00%	$11,870	3.74%	0.00%	$12,313	3.78%	0.00%
Checking accounts	35,008	11.20	0.29	39,727	12.52	0.25	42,181	12.93	0.31
Savings accounts	44,462	14.22	0.53	47,468	14.95	0.59	54,641	16.75	0.59
Money market investor	38,835	12.42	1.44	33,508	10.56	3.09	22,833	7.00	2.88
Certificates of deposit	177,127	56.68	3.74	184,833	58.23	4.54	194,162	59.54	4.32
Total deposits	$312,570	100.00%	2.35%	$317,406	100.00%	2.94%	$326,130	100.00%	2.91%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At March 31,
	2009	2008	2007
	(Dollars in Thousands)
Rate
0.00%- 2.00%	$41,978	$2	$-
2.01- 4.00%	82,740	58,876	46,493
4.01- 5.50%	47,972	124,158	146,760
Total	$172,690	$183,036	$193,253

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2009.

	Amount Due
	Less Than	1-2	2-3	After
	One Year	Years	Years	3 Years	Total
Rate	(In Thousands)
0.00%- 2.00%	$32,715	$9,050	$213	$-	$41,978
2.01- 4.00%	48,808	19,240	6,947	7,745	82,740
4.01- 6.00%	26,622	4,815	10,106	6,429	47,972
Total	$108,145	$33,105	$17,266	$14,174	$172,690

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2009.

Maturity Period	Certificates of Deposit
(In Thousands)

Three months or less	$20,637
Over three months through six months	11,561
Over six months through twelve months	10,413
Over twelve months	16,715
Total	$59,326

Borrowings

Savings deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes.  The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank.  At March 31, 2009, the Company had $46.0 million in advances outstanding.

The FHLB functions as a central reserve bank providing credit for member savings associations and financial institutions.  Members of the FHLB are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

	Year Ended March 31,
	2009	2008	2007
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$46,000	$40,750	$38,900
Balance at end of period	46,000	38,500	34,500
Average balance	43,064	36,262	31,308

Weighted average interest rate on:
Balance at end of period	4.13%	4.59%	4.71%
Average balance for period	4.41	4.87	4.60

	Year Ended March 31,
	2009	2008	2007
	(Dollars in thousands)

Other short term borrowings:
Maximum month-end balance	$11,781	$8,599	$6,836
Balance at end of period	10,154	7,287	5,553
Average balance	9,263	6,634	5,593

Weighted average interest rate on:
Balance at end of period	0.66%	3.09%	4.26%
Average balance for period	0.72	3.39	4.09

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

Subsidiaries

At March 31, 2009, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 98 full-time employees and 25 part-time employees at March 31, 2009.  None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of March 31, 2009, the Company maintained 90.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  A “well-capitalized” institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years.  As of March 31, 2009 the Bank was a “well-capitalized” institution.

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

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.  Currently, FDIC deposit insurance rates generally range from 7 basis points to 77.5 basis points, depending on the assessment risk classification assigned to the depository institution.

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

On May 22, 2009, the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009.  The rule also allows the assessment of additional special assessments of up to 5 basis points during each of the two quarters after June 30, 2009 as deemed necessary.  Based on balance sheet data at March 31, 2009, the Company estimates a pre-tax impact to the fiscal 2010 results of operations in the amount of approximately $200,000 for each 5 basis point assessment.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2009, of $5.0 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  FHLB dividends were 5.1% for the fiscal year ended March 31, 2009.  In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company’s net interest income will decline.

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

Retained earnings as of March 31, 2009 include approximately $2.7 million for which no provision for Federal income tax has been made.  This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2005 have been closed by statute or examination.

Ohio Taxation.  The Bank files Ohio franchise tax returns.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.  The Company paid Delaware franchise taxes of $21,000 in fiscal 2009.

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

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties.  Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.  The current recession, with associated legislative and regulatory initiatives, may materially affect the Company’s operations.  One example of this affect is the increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and special assessments due to bank failures.

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

The strength and stability of other financial institutions may adversely affect our business.  The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions.  Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, mutual funds and other institutional clients.  Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to marketwide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of its counterparty or client.  In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan.  Any such losses could materially and adversely affect our results of operations.

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

Organizational Documents; Anti-Takeover Provisions.  In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company.  For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium"

statutes.  Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire  ownership or control of the Company, and the principal stockholders  would be able to defeat any acquisition proposal that requires approval of the Company's  stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company.  The Company has 500,000 shares of authorized but unissued preferred stock, par value $ .10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price.  The Common Stock is traded on the Nasdaq Market under the symbol "WAYN." During the 12 months ended May 9, 2009, the average weekly trading volume in the Common Stock was approximately 6,379 shares per week.  There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company.  The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders.  The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Russell L. Harpster; President, Phillip E. Becker, Chief Financial Officer, H. Stewart Fitz Gibbon III and Chief Operations Officer, Steven G. Dimos. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

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

                 Holding Company Structure; Government Regulations and Policies.  The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from Wayne Savings Community Bank to the Company.  Under state and federal banking law, the payment of dividends by the Company is subject to capital adequacy requirements. The inability of the Company to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to the shareholders.

Goodwill Impairment.  Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.  Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are evaluated for impairment periodically or when impairment indicators are present.  Evaluation of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes.  Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area.  The following table sets forth information about its offices as of March 31, 2009.

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

			Cash
Fiscal Year Ended			Dividend
March 31, 2009	High	Low	Declared

First quarter	$10.66	$ 8.50	$.120
Second quarter	$10.34	$ 8.75	$.120
Third quarter	$ 8.98	$ 6.05	$.120
Fourth quarter	$ 8.24	$ 4.42	$.050

			Cash
Fiscal Year Ended			Dividend
March 31, 2008	High	Low	Declared

First quarter	$14.34	$13.40	$.120
Second quarter	$14.00	$12.21	$.120
Third quarter	$12.30	$10.09	$.120
Fourth quarter	$11.25	$ 9.81	$.120

As of April 15, 2009, the Company had 1,330 shareholders of record and 3,004,113 shares of common stock outstanding.  This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Shares Remaining
Plan Category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Available for future issuance (excluding shares reflected in the first column)
Equity Compensation Plans Approved by Security Holders	94,020	$13.95	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
	94,020	$13.95	—

ITEM 6.     Selected Financial Data

The following tables set forth certain consolidated financial and other data of Wayne Savings Bancshares, Inc., at the dates and for the years indicated.  For additional information about the Company, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company.

	At March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$404,421	$401,584	$405,737	$403,679	$403,633
Loans receivable, net	254,326	242,255	239,774	235,001	213,342
Mortgage-backed securities (1)	88,788	85,879	69,065	55,731	60,352
Investment securities	29,897	35,531	54,693	73,307	72,856
Cash and cash equivalents (2)	6,790	13,063	17,215	14,123	29,942
Deposits	309,534	317,731	327,987	326,866	320,586
Stockholders’ equity	34,413	34,104	34,433	35,516	40,199
______________________________
(1)  Includes mortgage-backed securities available for sale.
(2)  Includes cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold.

	For the Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except for share amounts)
Selected Operating Data:
Interest income	$21,472	$22,958	$22,410	$19,688	$17,632
Interest expense	9,321	11,793	11,198	8,280	6,716
Net interest income	12,151	11,165	11,212	11,408	10,916
Provision for losses on loans	1,068	234	100	211	430
Net interest income after provision for losses on loans	11,083	10,931	11,112	11,197	10,486
Noninterest income	1,733	1,921	1,643	1,778	1,684
Noninterest expense (1)	10,407	10,278	9,744	10,900	11,874
Income before income taxes	2,409	2,574	3,011	2,075	296
Federal income taxes (benefits)	546	610	850	435	(85)

NET INCOME	$1,863	$1,964	$2,161	$1,640	$381

Basic earnings per share	$0.64	$0.65	$0.68	$0.50	$0.11
Diluted earnings per share	$0.64	$0.65	$0.68	$0.50	$0.11
Cash dividends declared per common share	$0.41	$0.48	$0.48	$0.48	$0.48
_____________________________
 (1)  In 2005, noninterest expense includes $1.4 million of costs related to accelerating the Company’s Management Recognition and Stock Option Plans.

	At or For the Year Ended March 31,
	2009	2008	2007	2006	2005

Key Operating Ratios and Other Data:
Return on average assets (net income divided
by average total assets)	0.46%	0.49%	0.54%	0.42%	0.10%

Return on average equity (net income
divided by average equity)	5.56	5.69	6.09	4.42	0.90

Average equity to average assets	8.35	8.65	8.83	9.47	10.93

Equity to assets at year end	8.51	8.49	8.49	8.80	9.96

Interest rate spread (difference between average
yield on interest-earning assets and average
cost of interest-bearing liabilities)	3.12	2.82	2.83	3.02	2.89

Net interest margin (net interest income
as a percentage of average interest-
earning assets)	3.21	2.96	2.96	3.11	3.02

Noninterest expense to average assets (1)	2.59	2.58	2.42	2.83	2.65

Nonperforming and impaired loans
to loans receivable, net	2.04	0.94	0.40	0.33	0.42

Nonperforming and impaired assets
to total assets	1.44	0.59	0.23	0.23	0.23

Average interest-earning assets to average
interest-bearing liabilities	103.85	104.62	104.46	104.09	106.49

Allowance for loan losses to nonperforming
and impaired loans	47.97	77.84	160.32	192.23	151.66

Allowance for loan losses to nonperforming
and impaired assets	43.04	74.79	160.32	159.91	146.01

Net interest income after provision for losses
on loans, to noninterest expense (1)	106.50	106.35	114.04	102.72	100.13

Number of full-service offices	11	11	11	11	11

Dividend payout ratio	63.50	76.17	70.59	96.00	436.36
____________________________
(1)     In calculating this ratio, noninterest expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure.  For fiscal 2005, this ratio does not include expense relating to acceleration of the Company’s Management Recognition Plan and Stock Option Plan.

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The consolidated financial statements include Wayne Savings Bancshares, Inc. and its wholly-owned subsidiary, Wayne Savings Community Bank.  Intercompany transactions and balances are eliminated in the consolidated financial statements.

The Company’s net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company’s net income also is affected by its provision for losses on loans, as well as the amount of noninterest income, including trust fees and service charges, and noninterest expense, such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and community-oriented bank dedicated to providing quality service and products to its customers.  The Company has sought to implement this strategy in recent years by: (1) closely monitoring the needs of customers and providing personal, quality customer service; (2) continuing the origination of a wide array of loan products in the Company’s market area; (3) managing interest rate risk exposure by better matching asset and liability maturities and rates; (4) increasing fee income, including the continuing growth of the trust department; (5) managing asset quality; (6) maintaining a strong retail deposit base; (7) maintaining capital in excess of regulatory requirements; and (8) emphasizing the commercial loan program to add high quality, higher yielding assets to the Company’s loan portfolio.

Discussion of Financial Condition Changes from March 31, 2008 to March 31, 2009

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

At March 31, 2009, total assets increased incrementally to $404.4 million from the $401.6 million total at March 31, 2008 mainly due to an increase in loans of $12.1 million offset by a decrease of $6.0 million in federal funds sold.   Liquid assets, consisting of cash, federal funds sold and interest-bearing deposits, decreased by $6.3 million, or 48.0%, to $6.8 million at March 31, 2009, mainly due to a reduction in federal funds sold.  During the fiscal year ended March 31, 2009, loans receivable increased $12.1 million, or 5.0%, as the Bank originated and retained $67.5 million of loans and received payments of $55.4 million.   Rather than reinvest funds from repayments on loans in long-term, fixed rate and lower yielding residential loans, the lending division has been able to originate non-residential real estate loans.  The Company believes that investing in shorter-term adjustable-rate commercial loans positions the Company favorably in the current interest rate environment.  The loan portfolio continued to increase during the fiscal year ending March 31, 2009, as exemplified by an increase in nonresidential real estate loans of $9.3 million and an increase in commercial loans of $5.7 million, slightly reduced by a consumer loan decrease of $1.3 million and a decrease in one-to four-family residential loans of $725,000.

At March 31, 2009 and 2008, the allowance for loan losses totaled $2.4 million, or 0.97% of loans and $1.8 million or 0.73% of loans, respectively.  In determining the amount of the loan loss allowance at any point of time, management and the board systematically determine the risk of loss in the portfolio.  First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value.  At March 31, 2009, all delinquent nonresidential, multi-family and commercial loans were analyzed, with $668,000 of the reserve being allocated to these categories of loans.  The largest commercial real estate loan totaled $2.8 million, located in Wadsworth, Ohio, for which the Company obtained an appraisal of $3.8 million during the quarter ended March 31, 2009.  The second commercial real estate loan was transferred into foreclosed assets held for sale in the quarter ended June 30, 2009.  The Company had four commercial loans totaling $558,000 that were identified as impaired.  In addition, the Company had two non-residential real estate loans totaling $347,000, of which one loan was restructured for  interest only payments and the second loan was 30 days past due.  The second step in determining the allowance for loan losses entails the application of historic loss experience to individual loan types in the portfolio.  In addition to the historic loss percentage, management employs an additional risk percentage tailored to the Board’s and management’s perception of the overall risk in the economy.  Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process.  Management recorded a $1.1 million provision for losses on loans for fiscal 2009, an increase of $834,000 over the $234,000 recorded for the fiscal year ended March 31, 2008, primarily due to the increase in non-performing loans, increased charge-offs and growth in the portfolio.  In addition, the FAS 114 analysis for potential impairment indicated the need for allocations within the reserve as discussed above.

In addition to the FAS 114 analysis performed on loans as discussed above, management evaluated the Company’s holding of stock in the Federal Home Loan Bank of Cincinnati and the Company’s goodwill.  Media reports during January 2009 suggested a risk of impairment in Federal Home Loan Bank stock.  The Company’s subsidiary, Wayne Savings Community Bank, holds $5.0 million of stock in the Federal Home Loan Bank of Cincinnati (“FHLB”) as part of its membership and to support advance activity as required by the FHLB.  Management has reviewed the rating agency report underlying the media reports, and along with regular review of the FHLB of Cincinnati’s filings with the SEC, has concluded that the investment is not impaired at this time.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004.  In accordance with FAS 142, this goodwill is tested for impairment on at least an annual basis.  The date used by management up to and including the current fiscal year was December 31.  Given the significant discount in the Company’s stock price compared to book and tangible book values, an evaluation was done as of March 31, 2009.  Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at this time.  Management elected to change the evaluation date to the annual financial statement date of March 31 to produce a more accurate assessment as of the financial statement date.

Deposits totaled $309.5 million at March 31, 2009, a decrease of $8.2 million, or 2.6%, from $317.7 million at March 31, 2008.  Certificates of deposit decreased by $10.3 million, or 5.7%, and money market deposits decreased $1.8 million, or 4.5%.  These decreases were offset by an increase in savings accounts of $1.8 million, or 4.0%, and an increase in checking accounts of $2.2 million, or 4.3%.  The Company experienced an increase in low cost liquid deposit accounts as management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.  The local deposit market has been negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Other short term borrowings increased by $2.8 million as a result of the increase in commercial repurchase agreements growth.

Additional Federal Home Loan advances of $7.5 million maturing in fiscal 2012, 2013 and 2014 were borrowed to offset the runoff in deposits due to management’s strategic pricing strategy.

Stockholders’ equity totaled $34.4 million, an increase of $309,000, or 0.9%, during the year ending March 31, 2009, due primarily to $1.9 million in net income for the fiscal year ended March 31, 2009 and an increase of $114,000 in accumulated other comprehensive income resulting from the unrealized gains on available for sale securities during fiscal 2009 and amortization of the ESOP shares of $99,000.  These increases were offset by dividends totaling $1.2 million, a $404,000 reduction due to the adoption of the EITF Issue 06-4, which required the Company to record a liability for postretirement cost of split dollar life insurance agreements related to the bank owned life insurance program, a decrease in the accumulated other comprehensive income arising from the FAS 158 pension adjustment of $131,000 and purchases of treasury stock totaling $49,000 for the fiscal year ended March 31, 2009.

Comparison of Operating Results for the Years Ended March 31, 2009 and 2008

General

Net income totaled $1.9 million for the fiscal year ended March 31, 2009, a decrease of $101,000 when compared to net income for the fiscal year ended March 31, 2008.  The decrease in net income was primarily attributable to an increase in the provision for loan losses of $834,000 coupled with an increase in total noninterest expense of $160,000, or 1.6% and a decrease in total noninterest income of $157,000, or 8.3%.  These decreases in net income were partially offset by an increase in net interest income of $986,000, or 8.8%, and reduced income tax expense of $64,000, or 10.5%.

Interest Income

Interest income decreased $1.5 million or 6.5%, to $21.5 million for the fiscal year ended March 31, 2009, compared to fiscal 2008.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 5.67% from 6.09% for the fiscal year ended March 31, 2009, offset by an increase in the average balance of $2.3 million, or 0.6%.  The yield decrease is primarily due to the Federal Reserve lowering the federal funds rate 200 basis points over the past year.  These rate decreases have negatively affected the yields earned on the Company’s interest earning assets and the most immediate decrease is reflected in the yield on interest-bearing deposits.

Interest income on loans decreased $1.2 million, or 7.5%, for the year ended March 31, 2009, compared to fiscal 2008, due primarily to a 65 basis point decrease in the weighted-average yield on loans outstanding, offset by a $5.4 million, or 2.2%, increase in the average balance of loans year over year.  The decrease in the yield was due to the decrease in market interest rates and the corresponding downward impact on new originations.  The increase in the average balance of loans was primarily due to the emphasis on the origination of nonresidential and commercial loans.

Interest income on securities decreased $51,000, or 0.9%, during fiscal  2009, compared to fiscal 2008, due primarily to a decrease of $2.3 million, or 1.9%, in the average balance, caused mainly by continued principal prepayments and maturities of $30.0 million, which exceeded purchases of $27.0 million, offset by an increase of five basis points in the weighted-average yield to 4.99% as compared to 4.94%, from the comparable 2008 period, generally reflecting reinvestment in higher yielding mortgage backed securities as the lower yielding agency bonds matured.   Despite the Federal Reserve’s action of lowering the federal funds rate by 200 basis points over the fiscal year, management was able to increase the average interest yield on investment securities.

Interest income on interest-earning deposits decreased by $188,000, or 39.2%, for the fiscal year ended March 31, 2009, due primarily to a decrease in the weighted-average yield of 141 basis points to 2.70%, coupled with a decrease in the average balance during fiscal 2009 of $873,000, or 7.5%.  As discussed above, the decrease in the yield was primarily due to the actions of the Federal Reserve in lowering the federal funds rate 200 basis points over the past year.

Interest Expense

Interest expense for the fiscal year ended March 31, 2009 totaled $9.3 million, a decrease of $2.5 million, or 21.0%, from interest expense for fiscal year ended March 31, 2008.  The decrease in interest expense resulted from a decrease in the weighted-average cost of funds of 72 basis points to 2.55% for fiscal 2009, offset by an increase of $4.6 million, or 1.3%, in the average balance of deposits and borrowings outstanding in fiscal 2009.

Interest expense on deposits totaled $7.4 million for fiscal 2009, a decrease of $2.5 million, or 25.0%, compared to fiscal 2008.  The decrease in deposit costs resulted from a decrease of 74 basis points in the weighted-average cost of deposits to 2.35% for fiscal 2009, coupled with a decrease in the average balance outstanding of $4.8 million, or 1.5%.  In addition, as noted earlier, a shift in the composition of deposits from higher cost certificates of deposit to lower cost checking and savings accounts contributed to the decrease in the cost of deposits, along with the actions of the Federal Reserve in lowering the federal funds rate during the year.

Interest expense on other short term borrowings totaled $67,000 for the year ended March 31, 2009, a decrease of $158,000, or 70.2%, from the 2008 period, due primarily to a decrease in the weighted-average rate of 267 basis points to 0.72% for the fiscal year ended March 2009.  The rate decrease was the result of the Federal Reserve lowering the federal funds rate 200 basis points over the past year as this product is linked to this rate.

Interest expense on borrowings totaled $1.9 million for the year ended March 31, 2009, an increase of $133,000, or 7.5%, from the 2008 period, due primarily to an increase in the average balance of $6.8 million, or 18.8%, offset with a decrease in the weighted-average rate of 46 basis points to 4.41% for the fiscal year ended March 31, 2009 as a result of lower rate advances.  The increase in the average balance was due to increased borrowings to offset the runoff in deposits due to management’s strategic pricing strategy that focused on the maintenance of customer relationships while avoiding high cost retail deposits.

Net Interest Income

Net interest income totaled $12.2 million for the fiscal year ended March 31, 2009, an increase of $986,000, or 8.8%, from the amount for fiscal 2008.  The average interest rate spread increased to 3.12% for fiscal 2009 from 2.82% for fiscal 2008.  The net interest margin increased to 3.21% for fiscal 2009 from 2.96% for the fiscal year ended March 31, 2008.   These ratios increased as the decrease in the yield on average interest earning assets of 42 basis points was more than offset by the decrease in the cost of funds of 72 basis points.  As noted earlier, a shift in the composition of deposits from higher cost certificates of deposit and money market investor deposits to the lower cost checking and savings accounts contributed to the decrease in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $1.1 million and $234,000 for the fiscal years ended March 31, 2009 and 2008, respectively.  At March 31, 2009, all delinquent nonresidential, multi-family and commercial loans were analyzed, resulting in a reserve allocation of $668,000. The increase in the provision expense also reflects an increase in the levels of delinquent loans and management’s analysis of economic conditions in the Bank’s market areas.  In the opinion of management, as of March 31, 2009, the carrying value of all non-performing loans as of March 31, 2009 is expected to be realized.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, trust income and service fees, and charges on deposit accounts decreased by $157,000, or 8.3%, to $1.7 million for fiscal 2009, from $1.9 million for the year ended March 31, 2008.  The decrease resulted primarily from a decrease in service fees and charges on deposit accounts of $189,000, or 12.9%, mainly due to a volume decrease in fiscal 2009, partially offset by an increase of $49,000 in gain on sale of loans.  As described under Item 1 above, management engages in limited sales of newly originated loans to limit the buildup of interest rate risk on the balance sheet and to provide liquidity to accommodate additional refinancing activity.  Trust income and earnings on bank-owned life insurance were down by $8,000 and $9,000, respectively, as the market yields were down year to year.

Noninterest Expense

Noninterest expense increased by $160,000, or 1.6%, to $10.4 million for the fiscal year ended March 31, 2009, compared to fiscal 2008.  The increase in noninterest expense was primarily due to an increase of $157,000 in loss on disposal and impairment provision of real estate acquired through foreclosure. Management evaluated two foreclosed assets held for sale and charged a provision of $120,000.  In fiscal 2008, the Bank recognized a $31,000 gain on disposal of real estate acquired through foreclosure.  Federal deposit insurance increased $83,000 as the one time credit given to the Bank in fiscal 2007 has now been fully used along with an increase in deposit insurance premium rates.  Franchise tax expense increased by $65,000, or 16.8%, mainly due to a reduction of a receivable from an amendment of prior returns.  Occupancy and equipment expense increased $38,000, or 1.9%, as a result of increased leasehold expenditures.  Salaries and employee benefits increased by $12,000 from fiscal 2009 to fiscal 2008 as the Bank reduced staff, eliminated emeritus director fees and nominally was able to reduce benefit costs. A decrease of $195,000, or 9.5%, in other operating expense was primarily attributable to decreased advertising and public relations costs of $46,000, with reduced internal audit expenses of $82,000 and decreased internet banking costs of $50,000 as the Bank renegotiated the online banking contract.

Federal Income Taxes

Federal income tax expense was $546,000 for the year ended March 31, 2009, reflecting a decrease of $64,000 from fiscal 2008.  The decrease resulted primarily from a $165,000 decrease in pre-tax income.  The difference in the effective tax rate from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value of life insurance and other tax-exempt obligations.

AVERAGE BALANCE SHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$250,220	$15,299	6.11%	$244,800	$16,546	6.76%
Investment securities (2)	117,892	5,881	4.99	120,181	5,932	4.94
Interest-earning deposits (3)	10,819	292	2.70	11,692	480	4.11
Total interest-earning assets	378,931	21,472	5.67	376,673	22,958	6.09

Non-interest-earning assets	22,455			21,972

Total assets	$401,386			$398,645

Interest-bearing liabilities:
Deposits	$312,570	7,354	2.35	$317,406	9,801	3.09
Other short term borrowings	9,263	67	.72	6,634	225	3.39
Borrowings	43,064	1,900	4.41	36,262	1,767	4.87
Total interest-bearing liabilities	364,897	9,321	2.55	360,302	11,793	3.27

Non-interest-bearing liabilities	2,992			3,846

Total liabilities	367,889			364,148

Stockholders’ equity	33,497			34,497

Total liabilities and stockholders’ equity	$401,386			$398,645

Net interest income		$12,151			$11,165

Interest rate spread (4)			3.12%			2.82%

Net yield on interest-earning assets (5)			3.21%			2.96%
Ratio of average interest-earning assets to average
interest-bearing liabilities			103.85%			104.54%
________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available for sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended March 31,
	2009 vs. 2008			2008 vs. 2007
	Increase			Increase
	(decrease)		Total	(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest income attributable to:
Loans receivable	$359	$(1,606)	$(1,247)	$519	$84	$603
Investment securities	(114)	63	(51)	(306)	437	131
Interest-bearing deposits	(34)	(154)	(188)	(144)	(42)	(186)
Total interest-earning assets	211	(1,697)	(1,486)	69	479	548

Interest expense attributable to:
Deposits	(165)	(2,282)	(2,447)	(256)	527	271
Other short term borrowings	77	(235)	(158)	39	(43)	(4)
Federal Home Loan Bank Borrowings	317	(184)	133	237	91	328
Total interest-bearing liabilities	229	(2,701)	(2,472)	20	575	595
Increase (decrease) in net interest income	$(18)	$1,004	$986	$49	$(96)	$(47)

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds.  In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements.  Federal funds sold and other liquid assets outstanding at March 31, 2009 and 2008, amounted to $125.5 million and $134.5 million, respectively.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities.  The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the Federal Home Loan Bank (“FHLB”), and sales of securities.  Liquidity management is both a daily and long-term function of business management.  If the Bank requires funds beyond its ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank, which provide an additional source of funds.  At March 31, 2009, the Company had $46.0 million in outstanding advances from the FHLB.  At March 31, 2009, management believes the Company has additional borrowing capacity from the FHLB totaling $35.2 million based on the Bank’s one-to four-family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multifamily loans.  The Bank also has pledged $20.4 million to secure a line of credit with the Federal Reserve Bank of $19.0 million.  The Bank has the ability to pledge remaining investments and mortgage-backed securities of $67.4 million which would allow the Bank the ability to borrow additional funds from the FHLB.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2009.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$90	$127	$62	$3	$282
Advances from the Federal Home Loan Bank	12,000	25,000	9,000	-	46,000
Other short term borrowings	10,154	-	-	-	10,154
Certificates of deposit maturities	108,168	50,348	13,127	1,047	172,690

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	165	-	-	-	165
Credit card/overdraft lines of credit	358	-	-	-	358
Home equity/commercial lines of credit	28,857	-	-	-	28,857
One- to four-family and multi-family loans	11,467	-	-	-	11,467

Total contractual obligations	$171,259	$75,475	$22,189	$1,050	$269,973

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

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management-Interest Rate Sensitivity Analysis

The Bank, like other financial institutions, is subject to interest rate risk to the extent that interest-earning assets reprice at a different time than interest-bearing liabilities.  As part of its effort to monitor and manage interest rate risk, the Bank uses the “net portfolio value” (“NPV”) methodology adopted by the OTS as part of its interest rate sensitivity regulations.  The application of NPV methodology illustrates certain aspects of the Bank’s interest rate risk.

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

Asset and Liability Management-Interest Rate Sensitivity Analysis (continued)

Presented below, as of March 31, 2009 and 2008, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 and 200 basis point decrease in market interest rates.  Due to the current interest rate environment, the changes in NPV are not estimated for a decrease of 300 basis points.

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

As of March 31, 2009
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
(In thousands)

+300	bp	$35,143	$(14,761)	(30)%	9.15%	(278	)bp
+200	bp	41,483	(8,421)	(17)	10.46	(147)
+100	bp	47,214	(2,690)	(5)	11.54	(39)
0	bp	49,904	-	-	11.93	-
-100	bp	50,450	546	1	11.85	(8)
-200	bp	50,605	701	1	11.72	(21)

As of March 31, 2008
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
(In thousands)

+300	bp	$20,800	$(18,869)	(48)%	5.55%	(419	)bp
+200	bp	26,917	(12,752)	(32)	6.98	(276)
+100	bp	33,672	(5,997)	(15)	8.49	(125)
0	bp	39,669	-	-	9.74	-
-100	bp	41,714	2,045	5	10.05	31
-200	bp	39,710	41	0.1	9.47	(27)

The Company’s policy in recent years had been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating adjustable rate mortgage (“ARM”) loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments and mortgage-backed securities.  However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed rate loans to ARM loans.  Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2009.

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

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Wayne Savings Bancshares, Inc.
Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2009.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the financial statements, effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  Also, as discussed in Note 14 to the financial statements, effective April 1, 2008, the Company adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

/s/ BKD, LLP

Cincinnati, Ohio
June 3, 2009

Wayne Savings Bancshares, Inc.
Consolidated Balance Sheets
March 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
Assets
Cash and due from banks	$2,935	$1,901
Federal funds sold	–	6,000
Interest-bearing demand deposits	3,855	5,162
Cash and cash equivalents	6,790	13,063

Available-for-sale securities	117,733	120,170
Held-to-maturity securities	952	1,240
Loans, net of allowance for loan losses of $2,484 and $1,777 at March 31, 2009 and 2008, respectively	254,326	242,255
Premises and equipment	7,553	8,012
Federal Home Loan Bank stock	5,025	4,892
Foreclosed assets held for sale, net	594	93
Accrued interest receivable	1,675	1,753
Bank-owned life insurance	6,508	6,268
Goodwill	1,719	1,719
Other intangible assets	471	577
Other assets	1,048	1,360
Prepaid federal income taxes	27	182
Total assets	$404,421	$401,584

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$53,085	$50,884
Savings and money market	83,759	83,811
Time	172,690	183,036
Total deposits	309,534	317,731
Other short-term borrowings	10,154	7,287
Federal Home Loan Bank advances	46,000	38,500
Interest payable and other liabilities	3,237	2,511
Deferred federal income taxes	1,083	1,451
Total liabilities	370,008	367,480
Commitments and Contingencies	–	–
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,028	36,127
Retained earnings	12,726	12,450
Shares acquired by ESOP	(899)	(1,097)
Accumulated other comprehensive income	690	707
Treasury stock, at cost
Common: 2009 – 974,618 shares, 2008 – 969,627 shares	(14,530)	(14,481)
Total stockholders’ equity	34,413	34,104
Total liabilities and stockholders’ equity	$404,421	$401,584

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Income
Years Ended March 31, 2009 and 2008
(In thousands, except per share data)

	2009	2008
Interest and Dividend Income
Loans	$15,299	$16,546
Securities	5,881	5,932
Dividends on Federal Home Loan Bank stock and other	292	480

Total interest and dividend income	21,472	22,958

Interest Expense
Deposits	7,354	9,801
Other short term borrowings	67	225
Federal Home Loan Bank advances	1,900	1,767

Total interest expense	9,321	11,793

Net Interest Income	12,151	11,165

Provision for Loan Losses	1,068	234

Net Interest Income After Provision for Loan Losses	11,083	10,931

Noninterest Income
Net gains on loan sales	49	–
Trust income	179	187
Earnings on bank-owned life insurance	225	234
Service fees, charges and other operating	1,280	1,469

Total noninterest income	1,733	1,890

Noninterest Expense
Salaries and employee benefits	5,704	5,692
Net occupancy and equipment expense	2,039	2,001
Federal deposit insurance premiums	121	38
Franchise taxes	452	387
(Gain) loss on disposal and impairment provision of real estate acquired through foreclosure`	126	(31)
Amortization of intangible assets	106	106
Other	1,859	2,054

Total noninterest expense	10,407	10,247

Income Before Federal Income Taxes	2,409	2,574

Provision for Federal Income Taxes	546	610

Net Income	$1,863	$1,964

Basic Earnings Per Share	$.64	$.65

Diluted Earnings Per Share	$.64	$.65

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2009 and 2008
(In thousands, except per share data)

				Shares		Accumulated
		Additional		Acquired		Other
	Common	Paid-in	Retained	By	Treasury	Comprehensive
	Stock	Capital	Earnings	ESOP	Stock	Income (Loss)	Total
Balance, April 1, 2007	$398	$36,106	$11,982	$(1,158)	$(12,419)	$(476)	$34,433
Comprehensive income
Net income	–	–	1,964	–	–	–	1,964
Unrealized gains on securities designated asavailable for sale, net of related taxes	–	–	–	–	–	1,283	1,283
Change in unrecognized net loss in net periodicpension cost, net of related taxes	–	–	–	–	–	(100)	(100)
Total comprehensive income							3,147
Cash dividends - $0.48 per share	–	–	(1,496)	–	–	–	(1,496)
Purchase of treasury stock – shares at cost	–	–	–	–	(2,062)	–	(2,062)
Amortization of expense related to ESOP	–	21	–	61	–	–	82
Balance, March 31, 2008	398	36,127	12,450	(1,097)	(14,481)	707	34,104
Comprehensive income
Net income	–	–	1,863	–	–	–	1,863
Unrealized gains on securities designated asavailable for sale, net of related taxes	–	–	–	–	–	114	114
Change in unrecognized net loss in net periodicpension cost, net of related taxes	–	–	–	–	–	(131)	(131)
Total comprehensive income							1,846
Cash dividends - $.41 per share	–	–	(1,183)	–	–	–	(1,183)
Purchase of treasury stock – shares at cost	–	–	–	–	(49)	–	(49)
Liability recognized for split-dollar life insurance obligations	–	–	(404)	–	–	–	(404)
Amortization of expense related to ESOP	–	(99)	–	198	–	–	99
Balance, March 31, 2009	$398	$36,028	$12,726	$(899)	$(14,530)	$690	$34,413

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2009 and 2008
(In thousands)

	2009	2008
Operating Activities
Net income	$1,863	$1,964
Items not requiring (providing) cash
Depreciation and amortization	663	655
Provision for loan losses	1,068	234
Amortization of premiums and discounts on securities	(109)	(105)
Amortization of mortgage servicing rights	30	43
Amortization of deferred loan originations fees	(62)	(60)
Amortization of intangible asset	106	106
Deferred income taxes	(360)	(150)
Net gains on sales of loans	(49)	–
Proceeds from sale of loans in the secondary market	4,151	–
Origination of loans for sale in the secondary market	(4,143)	–
Amortization expense of stock benefit plan	99	82
(Gain) loss on sale of real estate owned and other repossessed assets	126	(31)
Federal Home Loan Bank stock dividends	(133)	(63)
Increase in value of bank-owned life insurance	(240)	(234)
Changes in
Accrued interest receivable	78	328
Other assets	438	(278)
Interest payable and other liabilities	385	206

Net cash provided by operating activities	3,911	2,697

Investing Activities
Purchases of available-for-sale securities	(27,001)	(43,343)
Proceeds from maturities of available-for-sale securities	29,721	47,210
Proceeds from maturities of held-to-maturity securities	286	531
Net change in loans	(13,863)	(2,854)
Purchase of premises and equipment	(204)	(488)
Proceeds from sale of foreclosed assets	199	137

Net cash provided by (used in) investing activities	(10,862)	1,193

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended March 31, 2009 and 2008
(In thousands)

	2009	2008
Financing Activities
Net change in deposits	$(8,197)	$(10,256)
Net change in other short-term borrowings	2,867	1,734
Proceeds from Federal Home Loan Bank advances	64,660	40,700
Repayments of Federal Home Loan Bank advances	(57,160)	(36,700)
Advances by borrowers for taxes and insurance	(49)	60
Cash dividends paid	(1,394)	(1,518)
Treasury stock purchases	(49)	(2,062)

Net cash provided by (used in) financing activities	678	(8,042)

Decrease in Cash and Cash Equivalents	6,273	4,152

Cash and Cash Equivalents, Beginning of Year	13,063	17,215

Cash and Cash Equivalents, End of Year	$6,790	$13,063

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$9,390	$11,756

Federal income taxes paid	$750	$930

Supplemental Disclosure of Non-Cash Investing Activities
Transfers from loans to real estate owned and other repossessed assets	$826	$220

Unrealized gains on securities designated as available for sale, net of related tax effects	$114	$1,283

Minimum pension liability adjustment, net of related tax effects	$(131)	$(100)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$41	$–

Dividends payable	$150	$361

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. At March 31, 2009 and 2008, the Company did not have any loans held for sale.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (FHLB) to maintain an investment in FHLB common stock.  The required investment in the common stock is based on a predetermined formula.  The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value.  At March 31, 2009, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets at March 31, 2009 and 2008 is as follows:

	2009	2008
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - gross	974	974
Other intangible assets - amortization	(503)	(397)

Total	$2,190	$2,296

The Company recorded amortization relative to intangible assets totaling $106,000 for each of the fiscal years ended March 31, 2009 and 2008.  The Company anticipates $93,000 of amortization for fiscal 2010 and $91,000 in fiscal 2011, 2012, 2013 and 2014. Such amortization is derived using the straight line method for the customer intangible asset over 59 months and the core deposit asset over ten years.  Pursuant to SFAS No. 142, the Company is required to annually test goodwill and other intangible assets for impairment.  During fiscal 2009, the Company changed the date of its annual goodwill impairment test from December 31 to its fiscal year end date of March 31.  Management believes that the accounting change is preferable in the circumstances because it incorporates the most current market and other information to produce a goodwill impairment analysis that will provide timely and accurate information to the shareholders and other users of the Company’s financial statements.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

Mortgage Servicing Rights

Beginning April 1, 2007, mortgage servicing rights on originated loans that have been sold are initially recorded at fair value.  Mortgage servicing rights on originated loans that were sold prior to 2007 were capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage-servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Treasury Stock

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.

Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 15.
The Company accounts for the plan in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.”

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Current Economic Conditions

The current economic environment presents all financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  Thus far, these trends have only modestly affected the Company.  The financial statements have been prepared using values and information currently available to the Company.  Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Advertising

Advertising costs are expensed as incurred.  The Company’s advertising expense totaled $77,000, and $115,000 for the fiscal years ended March 31, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2009 financial statement presentation.  These reclassifications had no effect on net income.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at March 31, 2009 was $2.0 million.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 3:                      Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2009:
U.S. government agencies	$9,057	$250	$3	$9,304
Mortgage-backed securities	86,557	2,208	651	88,114
State and political subdivisions	20,380	442	507	20,315

	$115,994	$2,900	$1,161	$117,733

March 31, 2008:
U.S. government agencies	$17,210	$209	$1	$17,418
Mortgage-backed securities	83,927	1,518	369	85,076
State and political subdivisions	17,466	335	125	17,676

	$118,603	$2,062	$495	$120,170

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2009:
U.S. government agencies	$189	$–	$3	$186
State and political subdivisions	89	5	–	94
Mortgage-backed securities	674	4	5	673

	$952	$9	$8	$953

March 31, 2008:
U.S. government agencies	$320	$–	$1	$319
State and political subdivisions	117	7	–	124
Mortgage-backed securities	803	8	1	810

	$1,240	$15	$2	$1,253

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$2,000	$2,004	$–	$–
One to five years	3,669	3,777	89	95
Five to ten years	4,270	4,327	–	–
After ten years	19,498	19,511	189	185

	29,437	29,619	278	280

Mortgage-backed securities	86,557	88,114	674	673

Totals	$115,994	$117,733	$952	$953

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $50.6 million and $21.5 million at March 31, 2009 and 2008, respectively.  During fiscal 2009, the Company pledged securities for the $2.9 million increase in repurchase agreements and a new line of credit with the Federal Reserve Bank of Cleveland.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at March 31, 2009 and 2008 was $21.4 million and $14.7 million, which represented approximately 18% and 12%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at March 31, 2009.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and 2008:

March 31, 2009

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$38	$1	$359	$5	$397	$6
Mortgage-backed securities	5,025	302	6,171	354	11,196	656
State and political subdivisions	9,404	491	406	16	9,810	507
Total temporarily impaired securities	$14,467	$794	$6,936	$375	$21,403	$1,169

March 31, 2008

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$610	$2	$–	$–	$610	$2
Mortgage-backed securities	7,167	343	2,138	27	9,305	370
State and political subdivisions	4,778	125	–	–	4,778	125

Total temporarily impaired securities	$12,555	$470	$2,138	$27	$14,693	$497

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at March 31, include:

	2009	2008
	(In thousands)

One- to four-family residential	$141,285	$142,010
Multi-family residential	8,604	8,929
Construction	1,587	1,636
Nonresidential real estate and land	70,725	61,407
Commercial	32,592	26,873
Consumer and other	4,923	6,183
	259,716	247,038
Less:
Undisbursed portion of loans in process	2,506	2,616
Deferred loan origination fees	400	390
Allowance for loan losses	2,484	1,777

Total loans	$254,326	$242,255

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Activity in the allowance for loan losses for the fiscal years ended March 31, 2009 and 2008, was as follows:

	2009	2008
	(In thousands)

Balance, beginning of year	$1,777	$1,523
Provision charged to expense	1,068	234
Losses charged off	(371)	(16)
Recoveries	10	36

Balance, end of year	$2,484	$1,777

Non-accrual loans totaled $5.0 million and $1.9 million at March 31, 2009 and 2008, respectively.  Impaired loans, included in non-accrual, totaled $3.9 million and $1.1 million at March 31, 2009 and 2008, respectively.  An allowance for losses of $668,000 and $253,000 relates to impaired loans of $3.9 million and $1.1 million at March 31, 2009 and 2008, respectively.  At March 31, 2008 impaired loans of $42,000 had no related allowance for losses.

Interest income of $118,000 and $55,000 was recognized on average impaired loans of $2.0 million and $560,000 during fiscal 2009 and fiscal 2008, respectively.  This is also the cash basis interest.

At March 31, 2009 and 2008 there were no accruing loans delinquent 90 days or more.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2009	2008
	(In thousands)
Land and improvements	$1,719	$1,719
Office buildings and improvements	7,623	7,621
Furniture, fixtures and equipment	4,563	4,386
Leasehold improvements	357	356

	14,262	14,082
Less accumulated depreciation	6,709	6,070

	$7,553	$8,012

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained.  Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others was $28.7 million and $27.6 million at March 31, 2009 and 2008, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $32,000 and $27,000 are included in loan servicing fees in the income statement at March 31, 2009 and 2008, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $139,000 and $182,000 at March 31, 2009 and 2008, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows:

	2009	2008
	(In thousands)

Carrying amount, beginning of year	$232	$275
Additions
Servicing obligations that result from transfers of financial assets	41	–

Subtractions
Amortization	30	43

Carrying amount, end of year	$243	$232

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of year	$232	$275
Fair value, end of year	$243	$232

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $59.3 million at March 31, 2009, and $58.5 million at March 31, 2008.

At March 31, 2009, the scheduled maturities of time deposits are as follows:

Due during the year ending March 31,	(In thousands)

2010	$108,168
2011	33,095
2012	17,253
2013	12,641
2014	486
Thereafter	1,047

$172,690

Note 8:	Other short term borrowings

Short-term borrowings included the following at March 31:

	2009	2008
	(In thousands)

Securities sold under repurchase agreements	$10,154	$7,287

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties.  The obligations are secured by available for sale securities and such collateral is held by the Bank.  The maximum amount of outstanding agreements at any month end during fiscal 2009 and 2008 totaled $11.8 million and $8.6 million, respectively, and the monthly average of such agreements totaled $9.3 million and $6.6 million for fiscal 2009 and 2008, respectively.  The agreements at March 31, 2009 mature daily.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 9:	Federal Home Loan Bank Advances

At March 31, 2009, advances from the Federal Home Loan Bank were as follows:

Interest rate range	Maturing year ending March 31,	2009
	(In thousands)
0.46%-5.16%	2010	$12,000
4.60%-5.15%	2011	9,500
3.13%-5.12%	2012	15,500
3.58%-5.04%	2013	6,000
2.60%aa	2014	3,000

		$46,000

At March 31, 2009 required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended March 31,	(In thousands)

2010	$12,000
2011	9,500
2012	15,500
2013	6,000
2014	3,000

$46,000

Additionally, as members of the Federal Home Loan Bank system at March 31, 2009, the Bank had the ability to obtain up to $35.2 million in additional borrowings based on collateral pledged to the FHLB at March 31, 2009.  At March 31, 2009, the Bank had approximately $204.1 million of one- to four-family residential real estate loans (first and junior liens), mortgage-backed securities and multifamily loans pledged as collateral for borrowings.

At March 31, 2009, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $19.0 million, none of which was drawn.  The Bank had approximately $19.4 million of state and political subdivision bonds and a $1.0 million U. S. government agency bond pledged as collateral for this line of credit.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 10:	Income Taxes

The provision for income taxes includes these components:

	2009	2008
	(In thousands)

Taxes currently payable	$906	$760
Deferred income taxes	(360)	(150)

Income tax expense	$546	$610

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2009	2008
	(In thousands)

Computed at the statutory rate (34%)	$819	$875
Increase (decrease) resulting from
Tax exempt interest	(237)	(197)
Earnings on bank-owned life insurance	(82)	(79)
Other	46	11

Actual tax expense	$546	$610

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2009	2008
	(In thousands)

Deferred tax assets
Deferred loan origination fees	$136	$133
General loan loss allowance	844	604
Real estate owned valuation	46	-
Pension adjustment	236	168
Reserve for uncollected interest	31	38
Benefit plan expenses	89	89

Total deferred tax assets	1,382	1,032

Deferred tax liabilities
Prepaid pension	(166)	(173)
Federal Home Loan Bank stock dividends	(1,217)	(1,172)
Book/tax depreciation differences	(222)	(206)
Financed loan fees	(90)	(124)
Unrealized gains on securities available for sale	(591)	(533)
Mortgage servicing rights	(83)	(79)
Purchase price adjustments – net	(96)	(196)

Total deferred tax liabilities	(2,465)	(2,483)

Net deferred tax liability	$(1,083)	$(1,451)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2009. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2009.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 11:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2009	2008
	(In thousands)

Unrealized gains on available-for-sale securities	$172	$1,945
Change in defined benefit plan unrecognized net loss	(222)	(176)
Amortization of net loss included in net periodic pension cost	23	24
Components of other comprehensive income (loss), before tax effect	(27)	1,793
Tax (expense) benefit	10	(610)

Other comprehensive income (loss)	$(17)	$1,183

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2009	2008
	(In thousands)

Net unrealized gain on securities available-for-sale	$1,739	$1,567
Net unrealized loss for unfunded status of defined benefit plan liability	(694)	(495)

	1,045	1,072
Tax effect	(355)	(365)

Net-of-tax amount	$690	$707

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 12:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2009, the Bank had regulatory approval for $1.3 million of retained earnings for dividend declaration.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2009, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2009 and 2008 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2009
Tangible capital	$30,525	7.6%	$6,018	1.5%	$20,060	5.0%
Core capital	30,525	7.6	16,048	4.0	24,072	6.0
Risk-based capital	32,341	12.8	20,212	8.0	25,265	10.0

As of March 31, 2008
Tangible capital	$30,331	7.6%	$5,971	1.5%	$19,903	5.0%
Core capital	30,331	7.6	15,922	4.0	23,883	6.0
Risk-based capital	31,855	13.0	18,698	8.0	23,372	10.0

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 13:	Related Party Transactions

At March 31, 2009 and 2008, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties).  In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.  Such loans are summarized below.

	2009	2008
	(In thousands)

Aggregate balance – Beginning of year	$2,382	$2,682
New loans	103	2,291
Repayments	(39)	(2,591)

Aggregate balance – End of year	$2,446	$2,382

The Bank has undrawn lines of credit to certain directors totaling $601,000 as of both March 31, 2009 and 2008.

Deposits from related parties held by the Bank at March 31, 2009 and 2008, totaled $452,000 and $2.2 million, respectively.

The Bank paid legal fees to law firms of which, two directors of the Company are counsel.  The amounts paid totaled approximately $44,000 and $13,000 for the years ended March 31, 2009 and 2008, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest.  The current five year lease provides for renewal options through fiscal 2016 and payments totaling approximately $27,000 per year through fiscal 2011 and $2,000 for fiscal 2012.  Rental expense for this lease was $26,000 and $25,000 for the years ended March 31, 2009 and 2008, respectively.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

The Company expects to contribute approximately $6,000 to the plan in fiscal 2010.

The Company uses a March 31 measurement date for the plan.  Information about the plan’s funded status and pension cost follows:

	Pension Benefits
	2009	2008
	(In thousands)
Change in benefit obligation
Beginning of year	$1,153	$1,042
Interest cost	77	62
Actuarial loss (gain)	(104)	138
Benefits paid	(94)	(89)

End of year	1,032	1,153

Change in fair value of plan assets
Beginning of year	1,167	1,200
Actuarial return on plan assets	(253)	46
Employer contribution	6	10
Benefits paid	(94)	(89)

End of year	826	1,167

Funded status at end of year	$(206)	$14

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	Pension Benefits
	2009	2008
	(In thousands)

Net loss	$(694)	$(495)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $39,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.0 million and $1.2 million at March 31, 2009 and 2008, respectively.

	March 31,
	2009	2008
	(In thousands)

Components of net periodic benefit cost
Interest cost	$77	$61
Expected return on plan assets	(72)	(83)
Amortization of net loss	23	24

Net periodic benefit cost	$28	$2

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities.  The target asset allocation percentages for 2009 are as follows:

SMID-Cap stocks	Not to exceed 60%
Fixed income investments	Not to exceed 35%
Cash	Not to exceed 5%

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

At March 31, 2009 and 2008, the fair value of plan assets as a percentage of the total was invested in the following:

	March 31,
	2009	2008

Equity securities	53%	60%
Debt securities	44	36
Cash and cash equivalents	3	4

	100%	100%

Benefit payments expected to be paid from the plan as of March 31, 2009 are as follows:

(In thousands)

2010	$46
2011	57
2012	34
2013	34
2014	36
Thereafter	310

$517

Significant assumptions include:

	Pension Benefits
	2009	2008

Weighted-average assumptions used to determine benefit obligation:
Discount rate	7.46%	6.75%
Rate of compensation increase (frozen)	N/A	N/A

Weighted-average assumptions used to determine benefit cost:
Discount rate	7.46%	6.75%
Expected return on plan assets	6.00%	6.25%
Rate of compensation increase (frozen)	N/A	N/A

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees of the Company.  The ESOP acquired 163,265 shares of Company common stock at $10.00 per share in 2003 with funds provided by a loan from the Company.  Accordingly, $1.6 million of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity.  Shares are released to participants proportionately as the loan is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Compensation expense is recorded equal to the average fair market value of the stock during the year when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

ESOP expense for the years ended March 31, 2009 and 2008 was $124,000 and $117,000, respectively.

Share information for the ESOP is as follows at March 31, 2009 and 2008.

	2009	2008

Allocated shares	71,108	61,573
Shares released for allocation	2,304	2,380
Unearned shares	89,853	99,312

Total ESOP shares	163,265	163,265

Fair value of unearned shares at March 31	$536,422	$993,120

At March 31, 2009, the fair value of the 71,108 allocated shares held by the ESOP was approximately $425,000.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan.  The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions for 2009 and 2008.  Expense related to the 401(k) plan totaled $157,000 and $158,000 for the years ended March 31, 2009 and 2008, respectively.

Finally, the Company provides post-retirement benefits to certain officers of the Company under split-dollar life insurance policies.  Effective April 1, 2008, the Company adopted Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  The adoption of Issue 06-4 resulted in a $404,000 reduction in equity.  During fiscal 2009, the Company recorded expense totaling $24,000 for the split-dollar life insurance benefits.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 15:                      Stock Option Plan

The Company’s Share Option Plan (the Plan), which was approved by stockholders, permits the grant of up to 204,081 share options to its employees.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. All outstanding options are fully exercisable.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).  There was no compensation cost recognized in the income statement for share-based payment arrangements during the years ended March 31, 2009 and 2008.

A summary of option activity under the Plan for the fiscal year ended March 31, 2009 is presented below:

	2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of year	104,224	$13.95
Granted	–	–
Exercised	–	–
Forfeited or expired	(10,204)	13.95

Outstanding, end of year	94,020	$13.95	5.0	$–

Exercisable, end of year	94,020	$13.95	5.0	$–

As of March 31, 2009 and 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended March 31, 2009
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,863

Basic earnings per share
Income available to common stockholders		2,905,660	$0.64

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,863	2,905,660	$0.64

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2009 and 2008

	Year Ended March 31, 2008
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,964

Basic earnings per share
Income available to common stockholders		3,044,419	$0.65

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,964	3,044,419	$0.65

Options to purchase 94,020 and 104,224 shares of common stock at an exercise price of $13.95 per share were outstanding at March 31, 2009 and March 31, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares in both years.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 17:	Disclosures about Fair Value of Financial Instruments

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale	(In thousands)
securities	$117,733	$––	$117,733	$––

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs:

(In thousands)
Beginning balance	$1,540

Total realized and unrealized gains and losses
Included in net income	-
Included in other comprehensive income	3
Purchases, issuances and settlements	-
Transfers into Level 3	-
Transfers out of Level 3	(1,543)

Ending balance	$-

Impaired Loans

At March 31, 2009, impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Impaired loans	$3,264	$––	$––	$3,264

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

	March 31, 2009		March 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$6,790	$6,790	$13,063	$13,063
Available-for-sale securities	117,733	117,733	120,170	120,170
Held-to-maturity securities	952	953	1,240	1,253
Loans, net of allowance for loan losses	254,326	263,450	242,255	247,851
Federal Home Loan Bank stock	5,025	5,025	4,892	4,892
Interest receivable	1,675	1,675	1,753	1,753

Financial liabilities
Deposits	309,534	305,937	317,731	315,698
Other short-term borrowings	10,154	10,154	7,287	7,287
Federal Home Loan Bank advances	46,000	47,411	38,500	39,898
Advances from borrowers for taxes and insurance	551	551	676	676
Interest payable	351	351	420	420

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Securities

At March 31, 2008, fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.  At March 31, 2009, fair values were determined pursuant to SFAS No. 157, as described within this note.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

Deposits

Deposits include savings accounts, checking accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Interest Payable, Other Short-Term Borrowings and Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at March 31, 2009 and 2008.

Note 18:	Commitments and Credit Risk

At March 31, 2009 and 2008, total commercial and commercial real estate loans made up 40% and 36% of the loan portfolio, respectively, with most of these loans secured by commercial real estate and business assets mainly in Ohio.  Installment loans account for 1% and 2% of the loan portfolio in fiscal 2009 and 2008. These loans are secured by consumer assets including automobiles, which account for 58% and 80%, respectively, of the installment loan portfolio.  Real estate loans comprise 86% and 87% of the loan portfolio as of March 31, 2009 and 2008, and primarily include first mortgage loans on residential properties and home equity lines of credit.  Included in cash and due from banks as of March 31, 2009 and 2008, is $2.8 million and $1.8 million, respectively, of uninsured deposits in the form of branch cash on hand.  From time to time, certain due from bank

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

account balances are in excess of federally insured limits. Federal funds sold of $6.0 million were sold to Federal Home Loan Bank at March 31, 2008.

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

At March 31, 2009 and 2008, the Company had outstanding commitments to originate loans aggregating approximately $9.1 million and $3.3 million, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year.  Total mortgage loans in the process of origination amounted to approximately $931,000 and $1.3 million at March 31, 2009 and 2008, respectively.

Non-residential commercial real estate loans had undisbursed amounts of $969,000 and undisbursed participation non-residential loans of $457,000 at March 31, 2009. Non-residential commercial real estate loans had undisbursed amounts of $748,000 and undisbursed participation non-residential loans of $590,000 at March 31, 2008.

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

The Company had total outstanding standby letters of credit amounting to $165,000 and $250,000, at March 31, 2009 and 2008, respectively, with terms not exceeding eleven months.  At both March 31, 2009 and 2008, the Company had no deferred revenue under standby letter of credit agreements.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

At March 31, 2009, the Company had granted unused lines of credit to borrowers aggregating approximately $17.0 million and $12.2 million for commercial lines and open-end consumer lines, respectively.  At March 31, 2008, unused lines of credit to borrowers aggregated approximately $16.9 million for commercial lines and $12.3 million for open-end consumer lines.

Leases

The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

Fiscal year ended	(In thousands)

2010	$90
2011	91
2012	36
2013	31
2014	31
2015	3

Total	$282

The Company incurred rental expense under operating leases totaling approximately $88,000 and $87,000 for the fiscal years ended March 31, 2009 and 2008, respectively.

There were no other material commitments or contingencies at March 31, 2009.

Note 19:	Future Change in Accounting Principle

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS 141.  The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses.  It requires all assets acquired, liabilities assumed and

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

any noncontrolling interest to be measured at fair value at the acquisition date.  The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.

FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The Company adopted SFAS 141(R) effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

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

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted SFAS No. 160 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement allows companies the choice to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or April 1, 2008 as to the Company, and interim periods within that fiscal year.  The Company did not elect the fair value option for any financial assets or financial liabilities as of April 1, 2008, therefore the adoption of the standard had no effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses ion such instruments, as well as disclosures about credit-risk features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS 161 effective April 1, 2009, as required, without material effect on the statement of financial position or results of operations.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) to address:  (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair value of financial instruments, as follows:

FASB Staff Position (FSP) 157-4 “Determining When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by FAS 157.  The FSP reiterates fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In addition, the FASB issued FSP 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FASB has concluded that changes were necessary to the process for determining whether impairment on debt securities is other-than-temporary.  The FSP replaces the requirement that an entity’s management must assert it has both the intent and the ability to hold an impaired debt security until recovery with a requirement that management assert:

•	It does not have the intent to sell the security; and

•	It is more-likely-than-not it will not have to sell the security before recovery of its amortized cost basis less any current period credit losses

If those two assertions are true, only the portion of the impairment due to credit loss is recorded in income.  Other portions of the impairment (any portions not related to credit loss) are recorded in other comprehensive income.  Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists) and an

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

other-than-temporary impairment shall be considered to have occurred and the portion of the loss attributable to the credit loss is recorded in net income.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Finally, the FASB issued FSB 107-1 and APB 28-1 “Interim Disclosures about Fair Values of Financial Instruments.”  This FSP requires publicly traded companies to include disclosures about fair value in interim financial statements for all financial instruments within the scope of FAS 107.  The specific disclosures required include the method(s) and significant assumptions used to estimate the fair value of financial instruments, as well as changes in those methods and assumptions, and the carrying values of those instruments.  The disclosures must clearly identify how the carrying value reported in the disclosures relates to what is reported in the statement of financial position.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Management is currently evaluating the provisions of the three FSPs, but does not expect the adoption to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 is effective for periods ending after June 15, 2009.  FAS 165 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 20:	FDIC One-time Assessment Credit and Special Assessment

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  The Bank was an eligible institution and has received notice from the FDIC that its remaining share of the credit has been fully used at March 31, 2009.

In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF).  The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years.  The amended restoration plan also includes a final rule that sets assessment rates.  Under this final rule, beginning on April 1, 2009 the Company expects the FDIC premium assessed to the Company to increase.

On May 22, 2009, the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009.  The rule also allows the assessment of additional special assessments of up to 5 basis points during each of the two quarters after June 30, 2009 as deemed necessary.  Based on balance sheet data at March 31, 2009, the Company estimates a pre-tax impact to the fiscal 2010 results of operations in the amount of approximately $200,000 for each 5 basis point assessment.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 21:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	March 31,
	2009	2008
	(In thousands)
Assets
Cash and due from banks	$111	$58
Notes receivable from the Bank	1,015	1,097
Investment in the Bank	33,428	33,356
Prepaid expenses and other assets	40	41

Total assets	$34,594	$34,552

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$181	$448

Stockholders’ equity
Common stock and additional paid-in capital	36,426	36,525
Retained earnings	12,726	12,450
Less required contributions for shares acquired by ESOP	(899)	(1,097)
Treasury stock – at cost	(14,530)	(14,481)
Accumulated other comprehensive income	690	707

Total stockholders’ equity	34,413	34,104

Total liabilities and stockholders’ equity	$34,594	$34,552

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Condensed Statements of Income

	Years Ended March 31,
	2009	2008
	(In thousands)

Operating Income
Interest income	$65	$69
Dividends from the Bank	1,608	3,669
Total operating income	1,673	3,738

Noninterest Expense	201	231

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	1,472	3,507

Federal Income Tax Benefits	(46)	(55)
Income before equity in undistributed (excess distributed) income of the Bank	1,518	3,562
Equity in undistributed (excess distributed) income of the Bank	345	(1,598)

Net Income	$1,863	$1,964

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2009 and 2008

Condensed Statements of Cash Flows

	Years Ended March 31,
	2009	2008
	(In thousands)
Operating Activities
Net income	$1,863	$1,964
Items not requiring (providing) cash
Equity in (undistributed) excess distributed net income from the Bank	(345)	1,598
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	1	(17)
Accrued expenses and other liabilities	(105)	(34)
Net cash provided by operating activities	1,414	3,511

Investing Activities
Repayment of ESOP loan	82	61

Net cash provided by investing activities	82	61

Financing Activities
Payment of dividends on common stock	(1,394)	(1,518)
Purchase of treasury stock	(49)	(2,062)

Net cash used in financing activities	(1,443)	(3,580)

Net Change in Cash and Cash Equivalents	53	(8)

Cash and Cash Equivalents at Beginning of Year	58	66

Cash and Cash Equivalents at End of Year	$111	$58

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

Note 22:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended March 31, 2009 and 2008.

	Three Months Ended
2009:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,432	$5,432	$5,408	$5,200
Total interest expense	2,587	2,382	2,290	2,062

Net interest income	2,845	3,050	3,118	3,138

Provision for loan losses	61	100	185	722
Noninterest income	429	450	421	433
Noninterest expense	2,515	2,575	2,568	2,749

Income before income taxes (credits)	698	825	786	100
Federal income taxes (credits)	167	224	202	(47)

Net income	$531	$601	$584	$147

Earnings per share
Basic	$0.18	$0.21	$0.20	$0.05

Diluted	$0.18	$0.21	$0.20	$0.05

A significant increase was recorded to the provision for loan losses during the quarter ended March 31, 2009, due to an increase in loan delinquency levels and loan charge-offs.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

	Three Months Ended
2008:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,699	$5,793	$5,826	$5,640
Total interest expense	2,917	2,975	3,030	2,871

Net interest income	2,782	2,818	2,796	2,769

Provision for loan losses	30	25	140	39
Noninterest income	448	469	458	546
Noninterest expense	2,494	2,530	2,543	2,711

Income before income taxes	706	732	571	565
Federal income taxes	183	185	125	117

Net income	$523	$547	$446	$448

Earnings per share
Basic	$.17	$.18	$.14	$.16

Diluted	$.17	$.18	$.14	$.16

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of March 31, 2009.

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

/s/ Phillip E. Becker	/s/ H. Stewart Fitz Gibbon III
Phillip E. Becker	H. Stewart Fitz Gibbon III
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
June 12, 2009	June 12, 2009

ITEM 9B.     Other Information

Not Applicable

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on July 23, 2009, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about June 12, 2009.

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

ITEM 11.     Executive Compensation

The information required herein is incorporated by reference from the sections captioned “Management Compensation” in the Proxy Statement.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated herein by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the section captioned “Management Compensation - Indebtedness of Management and Related Party Transactions” in the Proxy Statement.

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

(a)(3)       Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.0(2)	Form of Common Stock Certificate of Wayne Savings Bancshares, Inc.
10.1(3)	Employment Agreement between Wayne Savings Community Bank and Steven G. Dimos dated April 14, 2008
10.2(4)	Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 14, 2005
10.3(4)	Employment Agreement between Wayne Savings Community Bank and Phillip E. Becker dated February 15, 2005
10.4(5)	The Wayne Savings and Loan Company 1993 Incentive Stock Option Plan
10.5(6)	Wayne Savings Bancshares, Inc. Amended and Restated 2003 Stock Option Plan
11.0(7) 18.1	Statement re: computation of per share earnings Preferability Letter from BKD, LLP.
21.0	Subsidiaries of Registrant-Reference is made to Item 1 – "Business" for the Required Information
23.0	Consent of BKD, LLP
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

________________________

(1)
Filed as exhibits to the Plan of Conversion and Reorganization filed as Exhibit 2 to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(2)	Filed as Exhibit 4, to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(3)	Incorporated by reference to the Exhibits to the Company's Form 8-K filed on April 18, 2008 (File No. 000-23433).

(4)	Incorporated by reference to the Exhibits to the Company's Form 8-K filed on December 6, 2006 (File No. 000-23433).

(5)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on December 4, 1997 (File No. 333-41479).

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on October 5, 2004 (File No. 333-119556).

(7)	Incorporated by reference to Note A.8. of "Notes to Consolidated Financial Statements" in Item 8 hereof.

(b)	The Exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date:	June 12, 2009	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Phillip E. Becker	By:	/s/H. Stewart Fitz Gibbon III
	Phillip E. Becker, President and		H. Stewart Fitz Gibbon III, Executive Vice President,
	Chief Executive Officer and Director		Chief Financial Officer, Corporate Secretary and
	(Principal Executive Officer)		Treasurer

Date:	June 12, 2009	Date:	June 12, 2009

By:	/s/Myron Swartzentruber	By:	/s/Peggy J. Schmitz
	Myron Swartzentruber, Vice President		Peggy J. Schmitz, Director
Controller (Principal Accounting Officer)

Date:	June 12, 2009	Date:	June 12, 2009

By:	/s/Rodney C. Steiger	By:	/s/James C. Morgan
	Rodney C. Steiger, Director		James C. Morgan, Director

Date:	June 12, 2009	Date:	June 12, 2009

By:	/s/Terry A. Gardner	By:	/s/Russell L. Harpster
	Terry A. Gardner, Director		Russell L. Harpster,
Chairman of the Board of Directors

Date:	June 12, 2009	Date:	June 12, 2009

By:	/s/Daniel R. Buehler
Daniel R. Buehler, Director

Date:	June 12, 2009