Form 10-Q
period 2009-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2009-08-10
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               June 30, 2009
OR

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐               No  ☒

As of August 7, 2009, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$7,885	$2,935
Interest-bearing demand deposits	3,640	3,855
Cash and cash equivalents	11,525	6,790
Available-for-sale securities	114,201	117,733
Held-to-maturity securities	836	952
Loans receivable – net of allowance for loan losses of $2,437 and $2,484 at June 30, 2009 and March 31, 2009, respectively	251,562	254,326
Premises and equipment	7,649	7,553
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	926	594
Accrued interest receivable	1,422	1,675
Bank-owned life insurance	6,570	6,508
Goodwill	1,719	1,719
Other intangible assets	445	471
Other assets	2,199	1,048
Prepaid federal income taxes	–	27
Total assets	$404,079	$404,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$56,957	$53,085
Savings and money market	85,237	83,759
Time	165,819	172,690
Total deposits	308,013	309,534
Other short term borrowings	10,229	10,154
Federal Home Loan Bank advances	47,000	46,000
Accrued interest payable and other liabilities	2,593	3,237
Accrued federal income taxes	58	–
Deferred federal income taxes	1,223	1,083
Total liabilities	369,116	370,008

Commitments and Contingencies	–	–

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,023	36,028
Retained earnings	13,107	12,726
Shares acquired by ESOP	(875)	(899)
Accumulated other comprehensive income, net of tax effects	840	690
Treasury stock, at cost - 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	34,963	34,413
Total liabilities and stockholders’ equity	$404,079	$404,421

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Interest and Dividend Income
Loans	$3,682	$3,814
Securities	1,403	1,519
Dividends on Federal Home Loan Bank stock and other	57	99
Total interest and dividend income	5,142	5,432

Interest Expense
Deposits	1,382	2,096
Other short term borrowings	10	21
Federal Home Loan Bank advances	502	470
Total interest expense	1,894	2,587

Net Interest Income	3,248	2,845

Provision for Loan Losses	165	61

Net Interest Income After Provision for Loan Losses	3,083	2,784

Noninterest Income
Net gains on loan sales	63	-
Trust income	37	46
Earnings on bank-owned life insurance	57	55
Service fees, charges and other operating	344	328
Total noninterest income	501	429

Noninterest Expense
Salaries and employee benefits	1,429	1,382
Occupancy and equipment	465	501
Federal deposit insurance premiums	339	9
Franchise taxes	88	102
Loss on disposal and impairment provision of real estate acquired through foreclosure	11	-
Amortization of intangible assets	25	27
Other	548	494
Total noninterest expense	2,905	2,515
Income Before Income Taxes	679	698

Provision for Federal Income Taxes	147	167

Net Income	$532	$531

Basic Earnings Per Share	$.18	$.18

Diluted Earnings Per Share	$.18	$.18

Dividends Per Share	$.05	$.12

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Net income	$532	$531

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of related
taxes (benefits) of $77 and $(667) during the respective periods	150	(1,294)

Comprehensive income (loss)	$682	$(763)

Accumulated other comprehensive income (loss)	$840	$(587)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Operating Activities
Net income	$532	$531
Items not requiring (providing) cash
Depreciation and amortization	145	167
Provision for loan losses	165	61
Amortization of premiums and discounts on securities	(17)	(28)
Amortization of mortgage servicing rights	11	9
Amortization of deferred loan origination fees	(37)	(14)
Amortization of intangible assets	25	27
Deferred income taxes	63	(35)
Net gains on sales of loans	(63)	––
Proceeds from sale of loans in the secondary market	2,484	––
Origination of loans for sale in the secondary market	(2,468)	––
Amortization expense of stock benefit plan	13	32
Loss on disposal and impairment provision of real estate acquired through foreclosure	11	––
Federal Home Loan Bank stock dividends	––	(66)
Increase in value of bank owned life insurance	(62)	(59)
Changes in
Accrued interest receivable	253	105
Other assets	(1,135)	472
Interest payable and other liabilities	(168)	(9)
Net cash provided by (used in) operating activities	(248)	1,129

Investing Activities
Purchase of available-for-sale securities	(9,122)	(10,235)
Proceeds from maturities of available-for-sale securities	12,900	5,186
Proceeds from maturities of held-to-maturity securities	115	56
Net change in loans	1,812	(2,520)
Purchase of premises and equipment	(241)	(97)
Proceeds from the sale of foreclosed assets	528	41
Net cash provided by (used in) investing activities	5,992	(7,569)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the three months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Financing Activities
Net change in deposits	$(1,521)	$(2,280)
Net change in other short-term borrowings	75	1,106
Proceeds from Federal Home Loan Bank advances	9,200	9,500
Repayments of Federal Home Loan Bank advances	(8,200)	(7,850)
Advances by borrowers for taxes and insurance	(418)	(488)
Cash dividends paid	(145)	(352)
Treasury stock purchases	–	(48)
Net cash used in financing activities	(1,009)	(412)

Increase (decrease) in Cash and Cash Equivalents	4,735	(6,852)

Cash and Cash equivalents, Beginning of period	6,790	13,063

Cash and Cash equivalents, End of period	$11,525	$6,211

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$1,988	$2,582

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$871	$69

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$150	$(1,294)

Dividends payable	$150	$360

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2009.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2009 has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the three months ended
	June 30,
	2009	2008

Weighted-average common shares
outstanding (basic)	2,911,956	2,905,931

Dilutive effect of assumed exercise
of stock options	–	–

Weighted-average common shares
outstanding (diluted)	2,911,956	2,905,931

None of the outstanding options were included in the diluted earnings per share calculation for the three month periods ended June 30, 2009 and 2008, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of June 30, 2009, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”  SFAS No. 123(R) requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three months ended June 30, 2009 and 2008.  There was no compensation expense recognized for the stock option plan during the three  month periods ended June 30, 2009 and 2008, as all options were fully vested prior to these periods.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the three months ended June 30, 2009 and for the years ended March 31, 2009 and 2008, is presented below:

	Three months ended June 30,		Year ended March 31,
	2009		2009		2008
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	94,020	$13.95	104,224	$13.95	114,224	$13.95
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	(10,204)	13.95	(10,000)	13.95

Outstanding at end of period	94,020	$13.95	94,020	$13.95	104,224	$13.95

Options exercisable at period-end	94,020	$13.95	94,020	$13.95	104,224	$13.95

The following information applies to options outstanding at June 30, 2009:

Number outstanding	94,020
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	4.75 years

Note 5:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At June 30, 2009, the Bank had regulatory approval for $1.1 million of retained earnings for dividend declaration.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  Management believes, as of June 30, 2009, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2009 and March 31, 2009 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2009
Tangible capital	$30,973	7.7%	$6,006	1.5%	$20,021	5.0%
Core capital	30,973	7.7	16,017	4.0	24,026	6.0
Risk-based capital	32,686	12.4	20,060	8.0	25,075	10.0

As of March 31, 2009
Tangible capital	$30,525	7.6%	$6,018	1.5%	$20,060	5.0%
Core capital	30,525	7.6	16,048	4.0	24,072	6.0
Risk-based capital	32,341	12.8	20,212	8.0	25,265	10.0

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 6:	Recent Accounting Developments

SFAS No. 141 (revised 2007), “Business Combinations” objective  is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition.  Some of the more significant changes include:

•	Transaction costs and restructuring charges will now be expensed.

•
The accounting for certain assets acquired and liabilities assumed will change significantly.  The most significant to the Company being that allowance for loan losses at acquisition date will be eliminated.

•	Contingent consideration will be measured at fair value until settled.

•	Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.

•	Material adjustments made to the initial acquisition will be recorded back to the acquisition date.

SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The Company adopted SFAS No. 141 (R) effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This Statement improves comparability by eliminating that diversity.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted SFAS No. 160 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—An Amendment of SFAS Statement No. 133”  was issued in March 2008 and amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS No. 161 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

The FASB Staff Position (FSP) FAS 141(R)-1,” Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies amends and clarifies FAS 141(R), Business Combinations,” regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP eliminates the distinction between contractual and noncontractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has adopted the applicable standard effective April 1, 2009 without material effect on the Company’s financial position or results of operations.

The FSP FAS 157-4 —“Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” issued on April 9, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted SFAS No. 157-4 effective April 1, 2009 without material effect on the Company’s financial position or results of operations.

The FSP FAS 115-2 and FAS 124-2 — “Recognition and Presentation of Other-Than-Temporary Impairments” issued on April 9, 2009, this FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted SFAS 115-2 and FAS 124-2 effective April 1,2009, as required, without material effect on the Company’s financial position or results of operations.

The FSP FAS 107-1 and APG 28-1 —“Interim Disclosures about Fair Value of Financial Instruments” issued on April 9, 2009 amends the other-than-temporary guidance in United States generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently.  The Company adopted SFAS 107-1 and APG 28-1 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 established standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for periods ending after June 15, 2009.  The company adopted SFAS No. 165 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140.” SFAS No. 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with SFAS No. 166.

SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (April 1, 2010 as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of SFAS No. 166 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  SFAS No. 166 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company does not believe that the adoption of SFAS No. 166 will have a significant effect on its consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No. 46(R),” to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  SFAS No. 167 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.

SFAS No. 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (April 1, 2010 as to the Company) and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of SFAS No. 167 will have a significant effect on its consolidated financial statements.

Note 7:	Subsequent Events

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:                  Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2009:
U.S. government agencies	$4,902	$126	$4	$5,024
Mortgage-backed securities	86,715	2,239	393	88,561
State and political subdivisions	20,618	377	379	20,616

	$112,235	$2,742	$776	$114,201

June 30, 2008:
U.S. government agencies	$17,101	$42	$7	$17,136
Mortgage-backed securities	88,666	380	760	88,286
State and political subdivisions	17,913	199	248	17,864

	$123,680	$621	$1,015	$123,286

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2009:
U.S. government agencies	$186	$–	$4	$182
State and political subdivisions	82	7	–	89
Mortgage-backed securities	568	6	1	573

	$836	$13	$5	$844

June 30, 2008:
U.S. government agencies	$297	$–	$1	$296
State and political subdivisions	110	6	–	116
Mortgage-backed securities	777	2	3	776

	$1,184	$8	$4	$1,188

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009 and 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2009	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$3,514	$3,628	$82	$89
Five to ten years	2,521	2,538	–	–
After ten years	19,485	19,474	186	182

	25,520	25,640	268	271

Mortgage-backed securities	86,715	88,561	568	573

Totals	$112,235	$114,201	$836	$844

June 30, 2008	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$11,847	$11,876	$–	$–
One to five years	3,906	3,897	110	116
Five to ten years	3,741	3,720	–	–
After ten years	15,520	15,507	297	296

	35,014	35,000	407	412

Mortgage-backed securities	88,666	88,286	777	776

Totals	$123,680	$123,286	$1,184	$1,188

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $50.6 million at both June 30, 2009 and March 31, 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at June 30, 2009 and June 30, 2008 was $28.5 million and $56.9 million, which represented approximately 25% and 46%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at June 30, 2009.

Should the impairment of any of these government agency, mortgage-backed and state and political subdivision securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$–	$–	$390	$8	$390	$8
Mortgage-backed securities	10,956	172	6,464	222	17,420	394
State and political subdivisions	7,230	154	3,455	225	10,685	379
Total temporarily impaired securities	$18,186	$326	$10,309	$455	$28,495	$781

June 30, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$1,940	$8	$–	$–	$1,940	$8
Mortgage-backed securities	43,405	710	1,946	54	45,351	763
State and political subdivisions	9,599	248	–	–	9,599	248
Total temporarily impaired securities	$54,944	$966	$1,946	$54	$56,890	$1,019

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 9:	Fair Value Measurements

The Company accounts for fair value measurements in accordance with SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the Company’s balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit adjusted discount rates.  Level 2 securities include U.S. Government agencies, mortgage-backed securities, certain collateralized mortgage obligations and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
June 30, 2009
U.S. government agencies	$5,024	$–	$5,024	$–
State and political subdivisions	$88,561	$–	$88,561	$–
Mortgage-backed securities	$20,616	$–	$20,616	$–
	$114,201	$–	$114,201	$–

June 30, 2008
U.S. government agencies	$17,136	$–	$17,136	$–
State and political subdivisions	$88,286	$–	$88,286	$–
Mortgage-backed securities	$17,864	$–	$17,864	$–
	$123,286	$–	$123,286	$–

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Company’s balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

At June 30, 2009, impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans and foreclosed assets primarily through evaluation of appraisals performed.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers for the other real estate under evaluation.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)

June 30, 2009 Impaired loans	$3,085	$–	$–	$3,085
Foreclosed assets	926	–	–	926
June 30, 2008 Impaired loans	$795	$–	$–	$795
Foreclosed assets	121	–	–	121

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

	June 30, 2009		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$11,525	$11,525	$6,211	$6,211
Available-for-sale securities	114,201	114,201	123,286	123,286
Held-to-maturity securities	836	844	1,184	1,188
Loans, net of allowance for loan losses	251,562	257,650	244,651	249,189
Federal Home Loan Bank stock	5,025	5,025	4,958	4,958
Interest receivable	1,422	1,422	1,648	1,648

Financial liabilities
Deposits	308,013	301,945	315,451	308,776
Other short-term borrowings	10,229	10,229	8,393	8,393
Federal Home Loan Bank advances	47,000	48,119	40,150	40,668
Advances from borrowers for taxes and insurance	133	133	188	188
Interest payable	257	257	425	425

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at June 30, 2009 and 2008.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2009 to June 30, 2009

At June 30, 2009, the Company had total assets of $404.1 million, a decrease of $342,000, or 0.1%, from total assets at March 31, 2009.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $1.2 million, or 1.0%, to $125.7 million at June 30, 2009.  This was primarily due to an increase of $4.8 million in cash and cash equivalents, partially offset by a decrease in available-for-sale securities of $3.5 million, or 3.0%.

Total securities decreased by $3.6 million, or 3.1%, during the three months ended June 30, 2009.  This decrease was primarily due to principal repayments of $13.0 million, partially offset by purchases of $9.1 million and an increase in the market value of available for sale investment securities of $228,000.  Purchases were mainly funded by proceeds from principal payments received from the securities portfolio.

Net loans receivable decreased by $2.8 million, or 1.1%  at June 30, 2009 compared to March 31, 2009.  The Bank originated $21.1 million of loans and received payments of $23.9 million.  Included in this loan activity are originations and sales into the secondary market of $2.5 million of 30-year fixed-rate mortgage loans. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity.  Due to the interest rate risk associated with 30-year fixed-rate mortgage loans, management has adopted a strategy of immediately selling certain newly originated loans of this type into the secondary market to limit the accumulation of interest rate risk on the balance sheet.  In addition, management believes it appropriate to keep the secondary market channel open as a backup source of liquidity.  As part of an overall interest rate risk management strategy, based on the Company’s belief that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective, compared to the origination and retention of long term fixed-rate residential mortgages, the lending division continues to focus on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  Consistent with this strategy, the composition of the loan portfolio has changed during the three months ended June 30, 2009, mainly due to a decrease of $1.8 million in one- to four-family loans and decrease in non-residential real estate loans of $3.4 million, offset by an increase of $3.8 million in commercial business loans.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	June 30, 2009		March 31, 2009
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$138,980	53.94%	$141,285	54.40%
Residential construction loans	2,082	0.81	1,587	0.61
Multi-family residential	8,541	3.31	8,604	3.31
Non-residential real estate/land(2)	67,296	26.12	70,725	27.23
Total mortgage loans	216,899	84.18	222,201	85.55
Other loans:
Consumer loans(3)	4,366	1.69	4,923	1.90
Commercial business loans	36,386	14.13	32,592	12.55
Total other loans	40,752	15.82	37,515	14.45
Total loans before net items	257,651	100.00%	259,716	100.00%
Less:
Loans in process	3,266		2,506
Deferred loan origination fees	386		400
Allowance for loan losses	2,437		2,484
Total loans receivable, net	$251,562		$254,326
Mortgage-backed securities, net(4)	$89,129		$88,788

_____________________________

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.5 million and $16.9 million as of  June 30, 2009 and March 31, 2009, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $215,000 for both June 30, 2009 and March 31, 2009.
(3)	Includes second mortgage loans of $1.2 million and $1.3 million as of June 30, 2009 and March 31, 2009, respectively.
(4)	Includes mortgage-backed securities designated as available-for-sale.

Non-performing loans amounted to $4.4 million and $5.0 million at June 30, 2009 and March 31, 2009, respectively.  At June 30, 2009, non-performing loans consisted primarily of residential mortgage loans of approximately $1.0 million, commercial real estate loans with a combined balance of $2.8 million, $577,000 in commercial business loans and consumer loans  totaling $12,000.  At March 31, 2009, non-performing loans were comprised of $1.4 million in residential loans, $3.0 million in commercial real estate loans, commercial loans totaling $558,000 and $4,000 in consumer loans.   Foreclosed assets held for sale amounted to $926,000 at June 30, 2009 compared to $594,000 at March 31, 2009, an increase of 55.9%.   Total non-performing assets amounted to $5.3 million at June 30, 2009 compared to $5.6 million at March 31, 2009.  The decrease was mainly due to a decrease in non-performing residential mortgage loans of $392,000 and a decrease in non-performing commercial real estate loans of $268,000. The following table sets forth information regarding our past due, nonaccrual and impaired loans and foreclosed assets held for sale as of June 30, 2009 and March 31, 2009.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	June 30, 2009	March 31, 2009
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$609	$491
Nonresidential	510	77
Non-mortgage loans:
Commercial business loans	90	–
Consumer loans	12	18
	$1,221	$586

Non-performing loans:
Mortgage loans:
One- to four-family residential	$1,017	$1,409
All other mortgage loans	2,759	3,027
Non-mortgage loans:
Commercial business loans	577	558
Consumer	12	4
Total non-performing loans	4,365	4,998
Total foreclosed assets held for sale	926	594
Total non-performing assets	$5,291	$5,592

Total non-performing loans to net loans receivable	1.74%	1.97%
Total non-performing loans to total assets	1.08%	1.24%
Total non-performing assets to total assets	1.31%	1.38%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the three months ended June 30, 2009	For the year ended March 31, 2009
	(Dollars in thousands)

Loans receivable, net	$251,562	$254,326
Average loans receivable, net	$252,138	$250,220
Allowance balance (at beginning of period)	$2,484	$1,777
Provision for losses	165	1,068
Charge-offs:
Mortgage loans:
One- to four-family	(63)	(49)
Non-residential real estate and land	(104)	(245)
Other loans:
Consumer	–	(3)
Commercial	(46)	(74)
Gross charge-offs	(213)	(371)
Recoveries:
Other loans:
Consumer	1	10
Gross recoveries	1	10
Net charge-offs	(212)	(361)

Allowance for loan losses balance (at end of period)	$2,437	$2,484
Allowance for loan losses as a percent of loans receivable, net at end of period	0.97%	0.97%
Net loans charged off as a percent of average loans receivable, net	0.08%	0.14%
Ratio of allowance for loan losses to non-
performing loans at end of period	55.83%	49.70%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $308.0 million at June 30, 2009, a decrease of $1.5 million, or 0.5%, from $309.5 million at March 31, 2009.  Certificates of deposit decreased by $6.9 million, partially offset by an increase in savings and money market accounts of $1.5 million and NOW accounts of $3.9 million.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit accounts to move to other alternatives.  The local deposit market continues to be negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Other short-term borrowings, in the form of repurchase agreements with customers, totaled $10.2 million at June 30, 2009 and March 31, 2009.  The interest rate paid on these borrowings is .40%, which over the past year has declined significantly as the Federal Reserve lowered rates.

Advances from the Federal Home Loan Bank of Cincinnati totaled $47.0 million at June 30, 2009, an increase of $1.0 million, compared with $46.0 million at March 31, 2009.  As discussed above, the Company continues to use borrowed funds to compensate for the loss of higher cost retail certificates of deposit and to extend liability duration for interest rate risk management purposes.

Stockholders’ equity increased by $550,000, or 1.6%, during the three months ended June 30, 2009, due primarily to net income of $532,000 and an increase in accumulated other comprehensive income of $150,000,  partially offset by dividends payable of $150,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2009 and 2008

General

Net income totaled $532,000 for the three months ended March 31, 2009 compared to $531,000 for the three months ended June 30, 2008.  While net income was essentially unchanged, there were significant changes in the composition of net income between the current period and the year ago period, reflecting a much lower interest rate environment and a more difficult economic environment.

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

	For the three months ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$252,138	$3,682	5.84%	$242,870	$3,814	6.28%
Investment securities(2)	115,692	1,403	4.85	123,869	1,519	4.91
Interest-earning deposits(3)	8,608	57	2.65	11,851	99	3.34
Total interest-earning assets	376,438	5,142	5.46	378,590	5,432	5.74
Non-interest-earning assets	29,711			24,524

Total assets	$406,149			$403,114

Interest-bearing liabilities:
Deposits	$309,036	1,382	1.79	$316,777	2,096	2.65
Other short-term borrowings	9,843	10	0.41	8,049	21	1.04
Borrowings	48,421	502	4.15	40,002	470	4.70
Total interest-bearing liabilities	367,300	1,894	2.06	364,828	2,587	2.84

Non-interest bearing liabilities	3,531			4,845
Total liabilities	370,831			369,673
Stockholders’ equity	35,318			33,441
Total liabilities and stockholders’ equity	$406,149			$403,114
Net interest income		$3,248			$2,845
Interest rate spread(4)			3.40%			2.90%
Net yield on interest- earning assets(5)			3.45%			3.01%
Ratio of average interest- earning assets to average interest-bearing liabilities			102.49%			103.77%
________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available for sale and held to maturity.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $290,000 or 5.3%, to $5.1 million for the three months ended June 30, 2009, compared to the same period in 2008.  This decrease was due to a decrease in the weighted-average yield on interest-earning assets to 5.46% in the 2009 period from 5.74% for the three month period ended June 30, 2008 and a decrease of $2.2 million in the average balance of interest-earning assets outstanding to $376.4 million for the three months ended June 30, 2009, from $378.6 million for the comparable period ended June 30, 2008. The yield decrease was primarily due to lower market rates in the 2009 period compared to the 2008 period that resulted from the Federal Reserve’s interest rate reductions during the year.  The decrease in the average balance of earning assets was due to repayments on both loans and securities exceeding loan origination and securities purchase volumes, as the low levels of interest rates prompted borrowers to refinance loans held directly in portfolio and loans underlying mortgage-backed securities.

Interest income on loans decreased by $132,000, or 3.5%, for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to a reduction in the weighted-average rate on loans from 6.28% for the quarter ending June 30, 2008 to 5.84% for the June 30, 2009 quarter.  As discussed earlier, this was mainly due to a decrease in rates of 200 basis points implemented by the Federal Reserve over the past year and the corresponding impact on adjustable rate loans and new originations.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $9.3 million, or 3.8%, to $252.1 million for the 2009 period.

Interest income on securities decreased by $116,000, or 7.6%, during the three months ended June 30, 2009, compared to the same period in 2008.  This decrease was primarily due to an $8.2 million, or 6.6%, reduction in the average balance of securities along with a decrease in the weighted-average rate to 4.85% for the three months ended June 30, 2009 compared to 4.91% for the same period ended June 30, 2008.

Dividends on Federal Home Loan Bank stock and other income decreased by $42,000, or 42.4%, for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to a decrease in the weighted-average yield of 69 basis points resulting from reductions in short term market interest rates, to 2.65% for the 2009 quarter from 3.34% for the period ended June 30, 2008.

Interest Expense

Interest expense totaled $1.9 million for the three months ended June 30, 2009, a decrease of $693,000, or 26.8%, compared to the three months ended June 30, 2008.  The decrease resulted from a 78 basis point decrease in the weighted-average cost of funds to 2.06% for the 2009 period, partially offset by an increase of $2.5 million in the average balance of deposits and borrowings outstanding from $364.8 million in the 2008 period to $367.3 million for the three month period ended June 30, 2009.

Interest expense on deposits totaled $1.4 million for the three months ended June 30, 2009, a decrease of $714,000, or 34.1%, compared to the three months ended June 30, 2008, as a result of an 86 basis point decrease in the weighted-average cost of deposits, to 1.79% for the 2009 period, combined with a decrease in the average balance outstanding of $7.7 million, or 2.4%, to $309.0 million for the 2009 period.  The decrease in the rate was due to market interest rate decreases as discussed above.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on other short-term borrowings totaled $10,000 for the three months ended June 30, 2009, a decrease of $11,000, from the 2008 period, primarily due to a decrease in the weighted-average cost of 63 basis points, to .41% for the three months ended June 30, 2009, due to the Federal Reserve rate decreases.  This was partially offset by an increase in the average balance of short-term borrowings of $1.8 million.  Interest expense on Federal Home Loan Bank advances totaled $502,000 for the three months ended June 30, 2009, an increase of $32,000, over the 2008 period, primarily due to an increase in the average balance of $8.4 million, or 21.0%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances. This was offset by a decrease of 55 basis points in the weighted-average cost of Federal Home Loan Bank advances to 4.15% for the 2009 period.

Net Interest Income

Net interest income totaled $3.2 million for the three months ended June 30, 2009, an increase of $403,000, or 14.2%, compared to the three month period ended June 30, 2008.  The interest rate spread increased to 3.40% for the three months ended June 30, 2009, from 2.90% for the three months ended June 30, 2008.  The net interest margin increased to 3.45% for the three months ended June 30, 2009 from 3.01% for the three months ended June 30, 2008.  The increase in the interest rate spread was due to a shift in asset composition from  lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances.

Provision for Loan Losses

Management recorded a $165,000 provision for loan losses for the three month period ended June 30, 2009, an increase of $104,000 compared to the provision for the same period in 2008, primarily due to the increase in non-performing loans  and charge-offs during the period.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2009.

Noninterest Income

Non-interest income, consisting primarily of the earnings on bank-owned life insurance, trust income, service fees and charges on deposit accounts and gain on the sale of loans increased by $72,000, or 16.8%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The increase was primarily due to net gains on loan sales of $63,000 during the 2009 period, compared to no gains in the 2008 period.  As discussed above, management is executing a strategy of selective sale of newly originated 30 year fixed rate mortgage loans to limit the accumulation of interest rate risk on the balance sheet and to maintain the secondary market as a backup source of liquidity.  Service fees, charges and other operating income increased $16,000, or 4.9%, as management implemented a new fee schedule.  These increases were partially offset by a decrease in trust income of $9,000, or 19.6%, in the three months ended June 30, 2009 compared to the same period ended June 30, 2008, mainly due to a decrease in the market value of assets held in trust accounts.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Non-interest Expense

Non-interest expense increased by $390,000, or 15.5%, to $2.9 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The increase was mainly due to a $330,000 increase in federal deposit insurance expense that includes an increase in the deposit insurance premium rate schedule, the 5 basis point special assessment, which was assessed on all FDIC insured institutions, and will be collected on September 30, 2009, and the absence of deposit insurance credits in the 2009 quarter that reduced costs for the 2008 quarter.  Other noninterest expenses, excluding deposit insurance expense, increased $60,000 or 2.3% for the 2009 quarter compared to the 2008 quarter.

Federal Income Taxes

Federal income tax expense was $147,000 for the three months ended June 30, 2009, a decrease of $20,000, or 12.0%, compared to the same period in 2008.  The decrease was primarily due to a decrease in income before taxes of $19,000, or 2.7%, and an increase in non-taxable interest income compared to the same period in 2008.    The effective tax rates were 21.6% and 23.9% for the three month periods ended June 30, 2009 and 2008, respectively.

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
Part I

ITEM 3                  Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2009.

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

Not applicable.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

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

Date:	August 10, 2009	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	August 10, 2009	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer