Form 10-Q
period 2009-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2009-11-10
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-23433

WAYNE SAVINGS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1557791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

151 North Market Street
Wooster, Ohio	44691
(Address of principal executive office)	(Zip Code)

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
Yes ☐                No ☒

As of November 9, 2009, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$3,676	$2,935
Interest-bearing demand deposits	2,354	3,855
Cash and cash equivalents	6,030	6,790
Available-for-sale securities	113,535	117,733
Held-to-maturity securities	807	952
Loans receivable – net of allowance for loan losses of $2,613 and $2,484 at September 30, 2009 and March 31, 2009, respectively	254,927	254,326
Premises and equipment	7,509	7,553
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	931	594
Accrued interest receivable	1,661	1,675
Bank-owned life insurance	6,632	6,508
Goodwill	1,719	1,719
Other intangible assets	423	471
Other assets	1,119	1,048
Prepaid federal income taxes	---	27
Total assets	$400,318	$404,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$53,104	$53,085
Savings and money market	85,673	83,759
Time	162,034	172,690
Total deposits	300,811	309,534
Other short term borrowings	7,530	10,154
Federal Home Loan Bank advances	51,000	46,000
Accrued interest payable and other liabilities	2,800	3,237
Accrued federal income taxes	2	––
Deferred federal income taxes	1,650	1,083
Total liabilities	363,793	370,008

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,017	36,028
Retained earnings	13,609	12,726
Shares acquired by ESOP	(852)	(899)
Accumulated other comprehensive income, net of tax effects	1,883	690
Treasury stock, at cost - 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	36,525	34,413
Total liabilities and stockholders’ equity	$400,318	$404,421

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the six and three months ended September 30, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans	$7,314	$7,681	$3,632	$3,867
Securities	2,781	3,012	1,378	1,493
Dividends on Federal Home Loan Bank stock and other	122	171	65	72
Total interest and dividend income	10,217	10,864	5,075	5,432
Interest Expense
Deposits	2,621	3,990	1,239	1,894
Other short term borrowings	19	44	9	23
Federal Home Loan Bank advances	995	935	493	465
Total interest expense	3,635	4,969	1,741	2,382

Net Interest Income	6,582	5,895	3,334	3,050

Provision for Loan Losses	545	161	380	100

Net Interest Income After Provision for Loan Losses	6,037	5,734	2,954	2,950

Noninterest Income
Gain on sale of loans	113	-	50	-
Trust income	89	91	52	45
Earnings on bank-owned life insurance	115	112	58	57
Service fees, charges and other operating	696	676	352	348
Total noninterest income	1,013	879	512	450
Noninterest Expense
Salary and employee benefits	2,872	2,778	1,443	1,396
Net occupancy and equipment expense	938	1,023	473	522
Federal deposit insurance premiums	457	22	118	13
Franchise taxes	176	221	88	119
Loss (gain) on disposal of real estate acquired through foreclosure	61	(10)	50	(10)
Loss on disposal of premises and equipment	4	-	4	-
Amortization of intangible assets	48	53	23	26
Other	953	1,003	405	509
Total noninterest expense	5,509	5,090	2,604	2,575

Income Before Federal Income Taxes	1,541	1,523	862	825

Provision for Federal Income Taxes	357	391	210	224

Net Income	$1,184	$1,132	$652	$601

Basic Earnings Per Share	$.41	$.39	$.23	$.21
Diluted Earnings Per Share	$.41	$.39	$.23	$.21
Dividends Per Share	$.10	$.24	$.05	$.12

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the six and three months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$1,184	$1,132	$652	$601

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $615, $(727), $537 and $(60) during the respective periods	1,193	(1,411)	1,043	(117)

Comprehensive income (loss)	$2,377	$(279)	$1,695	$484

Accumulated other comprehensive income (loss)	$1,883	$(704)	$1,883	$(704)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Operating Activities
Net income	$1,184	$1,132
Items not requiring (providing) cash
Depreciation and amortization	293	334
Provision for loan losses	545	161
Amortization of premiums and discounts on securities	(34)	(54)
Amortization of mortgage servicing rights	21	15
Amortization of deferred loan origination fees	(56)	(22)
Amortization of intangible assets	48	53
Deferred income taxes	(48)	(113)
Net gains on sales of loans	(113)	––
Proceeds from sale of loans in the secondary market	4,310	––
Origination of loans for sale in the secondary market	(4,263)	––
Amortization expense of stock benefit plan	26	––
Loss on disposal and impairment provision of real estate acquired through foreclosure	61	––
Federal Home Loan Bank stock dividends	––	(133)
Increase in value of bank owned life insurance	(124)	(112)
Changes in
Accrued interest receivable	14	34
Other assets	(65)	402
Interest payable and other liabilities	(395)	(60)
Net cash provided by operating activities	1,404	1,637

Investing Activities
Purchase of available-for-sale securities	(14,817)	(13,309)
Proceeds from maturities of available-for-sale securities	20,859	19,232
Proceeds from maturities of held-to-maturity securities	143	174
Net change in loans	(1,677)	(9,427)
Purchase of premises and equipment	(249)	(104)
Proceeds from the sale of foreclosed assets	255	154
Net cash provided by (used in) investing activities	4,514	(3,280)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Financing Activities
Net change in deposits	$(8,723)	$(8,020)
Net change in other short-term borrowings	(2,624)	2,248
Proceeds from Federal Home Loan Bank advances	17,300	33,035
Repayments of Federal Home Loan Bank advances	(12,300)	(30,535)
Advances by borrowers for taxes and insurance	(40)	(74)
Cash dividends paid	(291)	(699)
Treasury stock purchases	––	(49)
Net cash used in financing activities	(6,678)	(4,094)

Decrease in Cash and Cash Equivalents	(760)	(5,737)

Cash and Cash equivalents, Beginning of period	6,790	13,063

Cash and Cash equivalents, End of period	$6,030	$7,326

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$3,716	$5,003

Federal income taxes	$375	$250

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$653	$187

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$1,193	$(1,411)

Dividends payable	$150	$360

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six and three months ended September 30, 2009, and 2008 were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2009.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the six and three month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2009, has been derived from the consolidated balance sheet of the Company as of that date.

Critical Accounting Policy – The Company’s critical accounting policy relates to the allowance for loan losses.  The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses.  The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

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

	For the six months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted-average common shares outstanding (basic)	2,911,956	2,904,166	2,911,956	2,902,421
Dilutive effect of assumed exercise of stock options	-	-	-	-
Weighted-average common shares outstanding (diluted)	2,911,956	2,904,166	2,911,956	2,902,421

None of the outstanding options were included in the diluted earnings per share calculation for the six and three month periods ended September 30, 2009, and 2008, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of September 30, 2009, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three months ended September 30, 2009 and 2008.  There was no compensation expense recognized for the stock option plan during the six and three month periods ended September 30, 2009 and 2008, as all options were fully vested prior to these periods.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the six months ended September 30, 2009, and for the years ended March 31, 2009, and 2008, is presented below:

	Six months ended September 30,		Year ended March 31,

	2009		2009		2008
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	94,020	$13.95	104,224	$13.95	114,224	$13.95
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	––	––	(10,204)	13.95	(10,000)	13.95

Outstanding at end of period	94,020	$13.95	94,020	$13.95	104,224	$13.95

Options exercisable at period-end	94,020	$13.95	94,020	$13.95	104,224	$13.95

The following information applies to options outstanding at September 30, 2009:

Number outstanding	94,020
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	4.50 years

Note 5:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2009, the Bank had regulatory approval for $983,000 of retained earnings for dividend declaration.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  Management believes, as of September 30, 2009, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2009, March 31, 2009, and September 30, 2008 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2009
Tangible capital	$31,534	8.0%	$5,927	1.5%	$19,756	5.0%
Core capital	31,534	8.0	15,805	4.0	23,707	6.0
Risk-based capital	33,421	12.7	19,924	8.0	24,903	10.0

As of March 31, 2009
Tangible capital	$30,525	7.6%	$6,018	1.5%	$20,060	5.0%
Core capital	30,525	7.6	16,048	4.0	24,072	6.0
Risk-based capital	32,341	12.8	20,212	8.0	25,265	10.0

As of September 30, 2008
Tangible capital	$30,260	7.7%	$5,924	1.5%	$19,747	5.0%
Core capital	30,260	7.7	15,797	4.0	23,696	6.0
Risk-based capital	31,827	12.4	19,595	8.0	24,493	10.0

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 6:	Recent Accounting Developments

FASB ASC 805-10 concerning business combinations seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This guidance introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition.  Some of the more significant changes include:

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

FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.  The Company adopted FASB ASC 805-10 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 810-10 concerning noncontrolling interests in consolidated financial statements establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This guidance improves comparability by eliminating that diversity.  The FASB ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FASB ASC 810-10 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 815-10 concerning disclosures about derivative instruments and hedging activities was issued in March 2008 and amends and expands the disclosure requirements of previous guidance to provide greater transparency about (i) how and why an entity uses derivative

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, FASB ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted FASB ASC 815-10 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 805-20 concerns accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and clarifies previous guidance regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805-20 eliminates the distinction between contractual and noncontractual contingencies discussed in FASB ASC 805-10, specifies whether contingencies should be measured at fair value or in accordance with FASB ASC 450-10, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  FASB ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted FASB ASC 805-20 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 820-10 concerns determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance was issued on April 9, 2009 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FASB ASC 820-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FASB ASC 320-10 and FASB ASC 825-10 are adopted concurrently.  FASB ASC 820-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted FASB ASC 820-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

FASB ASC 320-10 concerns recognition and presentation of other-than-temporary impairments and was issued on April 9, 2009.  The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FASB ASC 320-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FASB ASC 820-10 and FASB ASC 825-10 are adopted concurrently.  FASB ASC 320-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted FASB ASC 320-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 825-10 concerning interim disclosures about fair value of financial instruments was issued on April 9, 2009 and amends the other-than-temporary guidance in United States generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FASB ASC 825-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009, only if FASB ASC 820-10 and FASB ASC 320-10 are adopted concurrently.  The Company adopted FASB ASC 825-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 855-10 concerning subsequent events was issued in May 2009 and established standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855-10 is effective for periods ending after June 15, 2009.  The Company adopted FASB ASC 855-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 860-10 concerning accounting for transfers of financial assets was issued in June 2009 and changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of previous guidance.  FASB ASC 860-10 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with FASB ASC 860-10.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (April 1, 2010, as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FASB ASC 860-10 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  FASB ASC 860-10 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company does not believe that the adoption of FASB ASC 860-10 will have a significant effect on its consolidated financial statements.

FASB ASC 860-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lacks certain characteristics.  Among other things, FASB ASC 860-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 860-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (April 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of FASB ASC 860-10 will have a significant effect on its consolidated financial statements.

Note 7:	Subsequent Events

Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were issued.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2009:
U.S. government agencies	$4,770	$210	$4	$4,976
Mortgage-backed securities	84,605	2,846	236	87,215
State and political subdivisions	20,615	733	4	21,344

	$109,990	$3,789	$244	$113,535

March 31, 2009:
U.S. government agencies	$9,057	$250	$3	$9,304
Mortgage-backed securities	86,557	2,208	651	88,114
State and political subdivisions	20,380	442	507	20,315

	$115,994	$2,900	$1,161	$117,733

September 30, 2008:
U.S. government agencies	$8,231	$29	$2	$8,258
Mortgage-backed securities	85,759	669	661	85,767
State and political subdivisions	18,745	206	812	18,139

	$112,735	$904	$1,475	$112,164

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2009:
U.S. government agencies	$183	$––	$3	$180
State and political subdivisions	83	6	––	89
Mortgage-backed securities	541	5	––	546

	$807	$11	$3	$815

March 31, 2009:
U.S. government agencies	$189	$––	$3	$186
State and political subdivisions	89	5	––	94
Mortgage-backed securities	674	4	5	673

	$952	$9	$8	$953
September 30, 2008:
U.S. government agencies	$211	$––	$3	$208
State and political subdivisions	110	7	––	117
Mortgage-backed securities	744	2	3	743

	$1,065	$9	$6	$1,068

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2009, March 31, 2009, and September 30, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2009	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$3,383	$3,537	$83	$89
Five to ten years	2,531	2,662	––	––
After ten years	19,471	20,121	183	180

	25,385	26,320	266	269

Mortgage-backed securities	84,605	87,215	541	546

Totals	$109,990	$113,535	$807	$815

March 31, 2009	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$2,000	$2,004	$––	$––
One to five years	3,669	3,777	89	95
Five to ten years	4,270	4,327	––	––
After ten years	19,498	19,511	189	185

	29,437	29,619	278	280

Mortgage-backed securities	86,557	88,114	674	673

Totals	$115,994	$117,733	$952	$953

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

September 30, 2008	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$3,098	$3,107	$––	$––
One to five years	3,831	3,840	110	117
Five to ten years	3,750	3,717	––	––
After ten years	16,297	15,733	211	208

	26,976	26,397	321	325

Mortgage-backed securities	85,759	85,767	744	743

Totals	$112,735	$112,164	$1,065	$1,068

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $51.4 million, $50.6 million and $22.1 million at September 30, 2009, March 31, 2009, and September 30, 2008, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at September 30, 2009, March 31, 2009, and September 30, 2008, was $11.7 million, $21.4 million and $38.3 million, which represented approximately 10%, 18% and 34%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at September 30, 2009.

Should the impairment of any of these government agency, mortgage-backed and state and political subdivision securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.  The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

September 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$––	$––	$385	$7	$385	$7
Mortgage-backed securities	6,337	55	4,560	181	10,897	236
State and political subdivisions	––	––	441	4	441	4
Total temporarily impaired securities	$6,337	$55	$5,386	$192	$11,723	$247

March 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$38	$1	$359	$5	$397	$6
Mortgage-backed securities	5,025	302	6,171	354	11,196	656
State and political subdivisions	9,404	491	406	16	9,810	507
Total temporarily impaired securities	$14,467	$794	$6,936	$375	$21,403	$1,169

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	September 30, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$436	$5	$––	$––	$436	$5
Mortgage-backed securities	24,026	611	1,825	54	25,851	664
State and political subdivisions	12,047	812	––	––	12,047	812
Total temporarily impaired securities	$36,509	$1,428	$1,825	$54	$38,334	$1,481

Note 9:	Fair Value Measurements

The Company accounts for fair value measurements in accordance with FASB ASC 820-10.  FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

agencies, mortgage-backed securities, certain collateralized mortgage obligations and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2009, March 31, 2009, and September 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
September 30, 2009
U.S. government agencies	$4,976	$––	$4,976	$––
Mortgage-backed securities	$87,215	$––	$87,215	$––
State and political subdivisions	$21,344	$––	$21,344	$––
	$113,535	$––	$113,535	$––

March 31, 2009
U.S. government agencies	$9,304	$––	$9,304	$––
Mortgage-backed securities	$88,114	$––	$88,114	$––
State and political subdivisions	$20,315	$––	$20,315	$––
	$117,733	$––	$117,733	$––

September 30, 2008
U.S. government agencies	$8,258	$––	$8,258	$––
Mortgage-backed securities	$85,767	$––	$84,224	$1,543
State and political subdivisions	$18,139	$––	$18,139	$––
	$112,164	$––	$110,621	$1,543

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Company’s balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

At September 30, 2009, impaired loans consisted primarily of loans secured by nonresidential real estate and secured commercial loans.  Management has determined fair value measurements on impaired loans and foreclosed assets primarily through evaluation of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2009, March 31, 2009, and September 30, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

September 30, 2009
Impaired loans	$2,911	$––	$––	$2,911
Foreclosed assets	931	––	––	931

March 31, 2009
Impaired loans	$3,264	$––	$––	$3,264
Foreclosed assets	594	––	––	594

September 30, 2008
Impaired loans	$953	$––	$––	$953
Foreclosed assets	125	––	––	125

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

	September 30, 2009		March 31, 2009		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$6,030	$6,030	$6,790	$6,790	$7,326	$7,326
Available-for-sale securities	113,535	113,535	117,733	117,733	112,164	112,164
Held-to-maturity securities	807	815	952	953	1,065	1,069
Loans, net of allowance for loan losses	254,927	262,667	254,326	263,450	251,349	253,428
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025	5,025	5,025

Interest receivable	1,661	1,661	1,675	1,675	1,719	1,719

Financial liabilities

Deposits	300,811	296,955	309,534	305,937	309,711	301,439
Other short-term borrowings	7,530	7,530	10,154	10,154	9,535	9,535
Federal Home Loan Bank advances	51,000	52,340	46,000	47,411	41,000	41,451
Advances from borrowers for taxes and insurance	511	511	551	551	602	602

Interest payable	270	270	351	351	386	386

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2009, March 31, 2009, and September 30, 2008.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Discussion of Financial Condition Changes from March 31, 2009 to September 30, 2009

At September 30, 2009, the Company had total assets of $400.3 million, a decrease of $4.1 million, or 1.0%, from total assets at March 31, 2009.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, decreased by $5.0 million, or 4.0%, to $119.6 million at September 30, 2009.  This was primarily due to a decrease of $4.2 million, or 3.6%, in available-for-sale securities combined with a decrease in cash and cash equivalents of $760,000.

Total securities decreased by $4.3 million, or 3.7%, during the six months ended September 30, 2009.  This decrease was primarily due to principal repayments of $20.9 million, partially offset by purchases of $14.8 million and an increase in the market value of available for sale investment securities of $1.8 million.  Purchases were mainly funded by proceeds from principal payments received from the securities portfolio.

Net loans receivable increased by $601,000, or 0.2% at September 30, 2009 compared to March 31, 2009.  The Bank originated $37.0 million of loans, received payments of $31.9 million, originated and sold $4.3 million of 30-year fixed-rate mortgage loans into the secondary market and increased the allowance for loan losses by $129,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity.  Due to the interest rate risk associated with 30-year fixed-rate mortgage loans, management has adopted a strategy of immediately selling certain newly originated loans of this type into the secondary market to limit the accumulation of interest rate risk on the balance sheet.  In addition, management believes it appropriate to keep the secondary market channel open as a backup source of liquidity.  As part of an overall interest rate risk management strategy, based on the Company’s belief that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective, compared to the origination and retention of long term fixed-rate residential mortgages, the lending division continues to focus on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.  Consistent with this strategy, the composition of the loan portfolio has changed during the six months ended September 30, 2009, mainly due to an increase of $2.8 million in commercial business loans, partially offset by a decrease of $688,000 in the residential mortgage loan portfolio.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	September 30, 2009		March 31, 2009		September 30, 2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$140,597	53.77%	$141,285	54.40%	$141,347	54.99%
Residential construction loans	2,140	0.82	1,587	0.61	2,219	0.86
Multi-family residential	8,779	3.36	8,604	3.31	9,079	3.53
Non-residential real estate/land(2)	70,445	26.95	70,725	27.23	71,359	27.76
Total mortgage loans	221,961	84.90	222,201	85.55	224,004	87.14
Other loans:
Consumer loans(3)	4,059	1.55	4,923	1.90	5,402	2.10
Commercial business loans	35,416	13.55	32,592	12.55	27,665	10.76
Total other loans	39,475	15.10	37,515	14.45	33,067	12.86
Total loans before net items	261,436	100.00%	259,716	100.00%	257,071	100.00%
Less:
Loans in process	3,489		2,506		3,388
Deferred loan origination fees	407		400		397
Allowance for loan losses	2,613		2,484		1,937
Total loans receivable, net	$254,927		$254,326		$251,349
Mortgage-backed securities, net(4)	$87,756		$88,788		$86,511
______________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.6 million, $16.9 million and $16.8 million as of September 30, 2009, March 31, 2009, and September 30, 2008, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $202,000, $202,000 and $204,000 at September 30, 2009, March 31, 2009, and September 30, 2008.
(3)	Includes second mortgage loans of $1.2 million, $1.3 million and $1.4 million as of September 30, 2009, March 31, 2009, and September 30, 2008, respectively.
(4)	Includes mortgage-backed securities designated as available-for-sale.

Non-performing loans amounted to $4.6 million and $5.0 million at September 30, 2009 and March 31, 2009, respectively.  At September 30, 2009, non-performing loans consisted primarily of residential mortgage loans of approximately $1.2 million, commercial real estate loans with a combined balance of $2.9 million, $413,000 in commercial business loans and consumer loans totaling $8,000.  At March 31, 2009, non-performing loans were comprised of $1.4 million in residential loans, $3.0 million in commercial real estate loans, commercial business loans totaling $558,000 and $4,000 in consumer loans.   Foreclosed assets held for sale amounted to $931,000 in five properties at September 30, 2009, compared to $594,000 in two properties at March 31, 2009, an increase of 56.7%.  The growth in the balance of foreclosed assets is due to the pace of acquisitions being faster than the pace of dispositions.  However, despite the difficult real property markets in the Company’s market area, transactions are being executed.  Since March 31, 2009, six properties, five of which are residential and one non-residential, have been acquired and three residential properties sold.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.   Total non-performing assets amounted to $5.5 million at September 30, 2009, compared to $5.6 million at March 31, 2009.  The decrease was mainly due to a reduction in non-performing commercial real estate loans of $102,000. The following table sets forth information regarding our past due, nonaccrual and impaired loans and foreclosed assets held for sale as of September 30, 2009, March 31, 2009, and September 30, 2008.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	September 30, 2009	March 31, 2009	September 30, 2008
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$1,144	$491	$1,166
Multifamily and Nonresidential	1,329	77	38
Non-mortgage loans:
Commercial business loans	139	––	––
Consumer loans	0	18	28
	$2,612	$586	$1,232

Non-performing loans:
Mortgage loans:
One- to four-family residential	$1,205	$1,409	$1,427
All other mortgage loans	2,925	3,027	1,051
Non-mortgage loans:
Commercial business loans	413	558	120
Consumer	8	4	1
Total non-performing loans	4,551	4,998	2,599
Total foreclosed assets held for sale	931	594	125
Total non-performing assets	$5,482	$5,592	$2,724

Total non-performing loans to net loans receivable	1.79%	1.97%	1.03%
Total non-performing loans to total assets	1.14%	1.24%	0.66%
Total non-performing assets to total assets	1.37%	1.38%	0.69%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the six months ended September 30, 2009	For the year ended March 31, 2009	For the six months ended September 30, 2008

	(Dollars in thousands)

Loans receivable, net	$254,927	$254,326	$251,359
Average loans receivable, net	$252,720	$250,220	$245,039
Allowance balance (at beginning of period)	$2,484	$1,777	$1,777
Provision for losses	545	1,068	161
Charge-offs:
Mortgage loans:
One- to four-family	(119)	(49)	(2)
Non-residential real estate and land	(104)	(245)	––
Other loans:
Consumer	––	(3)	(3)
Commercial	(194)	(74)	––
Gross charge-offs	(417)	(371)	(5)
Recoveries:
Other loans:
Consumer	1	10	4
Gross recoveries	1	10	4
Net charge-offs	(416)	(361)	(1)

Allowance for loan losses balance (at end of period)	$2,613	$2,484	$1,937
Allowance for loan losses as a percent of loans receivable, net at end of period	1.02%	0.97%	0.77%
Net loans charged off as a percent of average loans receivable, net	0.16%	0.14%	0.00%
Ratio of allowance for loan losses to non- performing loans at end of period	57.42%	49.70%	74.53%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Deposits totaled $300.8 million at September 30, 2009, a decrease of $8.7 million, or 2.8%, from $309.5 million at March 31, 2009.  Certificates of deposit decreased by $10.7 million, partially offset by an increase in savings and money market accounts of $1.9 million and demand accounts of $19,000.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit accounts to move to other alternatives.  The local deposit market continues to be negatively affected by national and online competitors offering higher rates to address liquidity concerns in national markets.

Other short-term borrowings, in the form of repurchase agreements with customers, totaled $7.5 million at September 30, 2009, and $10.2 million at March 31, 2009.  The interest rate paid on these borrowings is 0.40%, which over the past year has declined significantly as the Federal Reserve lowered rates.

Advances from the Federal Home Loan Bank of Cincinnati totaled $51.0 million at September 30, 2009, an increase of $5.0 million, compared with $46.0 million at March 31, 2009.  As discussed above, the Company continues to use borrowed funds to compensate for the loss of higher cost retail certificates of deposit and to extend liability duration for interest rate risk management purposes.

Stockholders’ equity increased by $2.1 million, or 6.1%, during the six months ended September 30, 2009, due primarily to net income of $1.2 million and an increase in accumulated other comprehensive income of $1.2 million,  partially offset by declared dividends of $0.3 million.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2009 and 2008

General

Net income for the six months ended September 30, 2009, totaled $1.2 million, an increase of $52,000, or 4.6%, compared to net income for the six months ended September 30, 2008.  The increase in net income was primarily attributable to an increase in net interest income of $687,000, an increase in noninterest income of $134,000 and a decrease in the provision for federal income taxes of $34,000. These items were partially offset by an increase in the provision for loan losses of $384,000 and an increase in total noninterest expenses of $419,000.

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

	For the six months ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net1	$252,720	$7,314	5.79%	$245,039	$7,681	6.27%
Investment securities2	115,109	2,781	4.83	121,449	3,012	4.96
Interest-earning deposits3	13,052	122	1.87	11,952	171	2.86
Total interest-earning assets	380,881	10,217	5.36	378,440	10,864	5.74
Noninterest-earning assets	23,206			21,545

Total assets	$404,087			$399,985

Interest-bearing liabilities:
Deposits	$307,149	2,621	1.71	$313,920	3,990	2.54
Other short-term borrowings	9,361	19	0.41	8,577	44	1.03
Borrowings	47,599	995	4.18	40,365	935	4.63
Total interest- bearing liabilities	364,109	3,635	2.00	362,862	4,969	2.74

Noninterest bearing liabilities	3,283			4,173
Total liabilities	367,392			367,035
Stockholders’ equity	35,680			32,950
Total liabilities and stockholders’ equity	$404,087			$399,985
Net interest income		$6,582			$5,895
Interest rate spread4			3.36%			3.00%
Net yield on interest- earning assets5			3.46%			3.12%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.61%			104.29%
_______________________________________________
1	Includes non-accrual loan balances.
2	Includes mortgage-backed securities both designated as available for sale and held to maturity.
3	Includes federal funds sold and interest-bearing deposits in other financial institutions.
4	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
5	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income decreased by $647,000 or 6.0%, to $10.2 million for the six months ended September 30, 2009, compared to the same period in 2008.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 5.36% in the 2009 period from 5.74% for the six month period ended September 30, 2008.  The yield decrease was primarily due to the Federal Reserve’s interest rate cuts of 175 basis points from September 30, 2008, to September 30, 2009.

Interest income on loans decreased by $367,000, or 4.8%, for the six months ended September 30, 2009, compared to the same period in 2008, due primarily to a reduction in the weighted-average rate on loans of 48 basis points from 6.27% for the period ended September 30, 2008 to 5.79% for the period ended September 30, 2009.  As discussed earlier, this was mainly due to a decrease in rates of 175 basis points implemented by the Federal Reserve over the past year and the corresponding impact on adjustable rate loans and new originations.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $7.7 million, or 3.1%, to $252.7 million for the 2009 period.

Interest income on securities decreased by $231,000, or 7.7%, during the six months ended September 30, 2009, compared to the same period in 2008.  This decrease was primarily due to a decrease in the average balance of securities of $6.3 million, or 5.2%, combined with a decrease in the weighted-average yield to 4.83%  for the period ended September 30, 2009, from 4.96% for the period ended September 30, 2008.

Dividends on Federal Home Loan Bank stock and other income decreased by $49,000, or 28.7%, for the six months ended September 30, 2009, compared to the same period in 2008, due primarily to a decrease in the weighted-average yield to 1.87% for the six months ended September 30, 2009, compared to 2.86% for the 2008 period, a decrease of 99 basis points resulting from reductions in short term market interest rates.  The decrease in yield was offset by an increase of $1.1 million in the average balance.

Interest Expense

Interest expense totaled $3.6 million for the six months ended September 30, 2009, a decrease of $1.3 million, or 26.8%, compared to the six month period ended September 30, 2008.  The decrease resulted from a 74 basis point decrease in the weighted-average cost of funds to 2.00% for the six month period ended September 30, 2009, partially offset by an increase of $1.2 million in the average balance of deposits and borrowings outstanding, from $362.9 million for the six month period ended September 30, 2008 to $364.1 million for the six month period ended September 30, 2009.

Interest expense on deposits totaled $2.6 million for the six month period ended September 30, 2009, a decrease of $1.4 million, or 34.3%, compared to the six month period ended September 30, 2008.  The decrease resulted from an 83 basis point decrease in the weighted-average cost of deposits to 1.71% for the six month period ended September 30, 2009 combined with a decrease in the average balance outstanding of $6.8 million, or 2.2%, to $307.1 million for the 2009 period.  The decrease in the rate was due to the Federal Reserve rate decreases discussed above, combined with management’s pricing strategy also discussed above.

Interest expense on other short-term borrowings totaled $19,000 for the six month period ended September 30, 2009, a decrease of $25,000, from the $44,000 expense for the six month period ended September 30, 2008.  The decrease was primarily due to a decrease in the weighted-average cost of 62 basis points, to 0.41% for the six months ended September 30, 2009, due to the Federal Reserve rate decreases as discussed above.  This was partially offset by an increase in the average balance of short-term borrowings of $784,000.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $995,000 for the six months ended September 30, 2009, an increase of $60,000 over the $935,000 expense for the 2008 six month period.  The increase was primarily due to an increase in the average balance of $7.2 million, or 17.9%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances as part of management’s deposit pricing strategy discussed above, partially offset by a decrease in the average rate of 45 basis points from 4.63% for the six month period ended September 30, 2008, to 4.18% for the six month period ended September 30, 2009.

Net Interest Income

Net interest income totaled $6.6 million for the six month period ended September 30, 2009, an increase of $687,000, or 11.7%, compared to the six month period ended September 30, 2008.  The average interest rate spread increased to 3.36% for the six month period ended September 30, 2009, from 3.00% for the six month period ended September 30, 2008.  The increase was primarily due to the effect of Federal Reserve rate decreases and management’s strategy not to compete with national and online competitors offering higher rates on retail deposits, combined with a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances.  The net interest margin increased to 3.46% for the six month period ended September 30, 2009 from 3.12% for the six month period ended September 30, 2008.

Provision for Loan Losses

Management recorded a $545,000 provision for loan losses for the six month period ended September 30, 2009, an increase of $384,000 compared to the $161,000 provision made during the comparable period in 2008.  The amount of the provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2009.

Noninterest Income

Noninterest income of $1.0 million, consisting primarily of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income and gains from the sale of loans, increased by $134,000, or 15.2%, for the six month period ended September 30, 2009 compared to $879,000 for the six month period ended September 30, 2008.  The increase was primarily due to an increase in gain on sale of loans of $113,000, in the six months ended September 30, 2009 compared to the same period ended September 30, 2008 and an increase in service fees, charges and other operating income of $20,000, or 3.0%.  As discussed above, management is executing a strategy of selectively selling newly originated 30 year fixed rate mortgage loans to limit the accumulation of interest rate risk on the balance sheet and to maintain the secondary market as a backup source of liquidity.

Noninterest Expense

Noninterest expense of $5.5 million for the six month period ended September 30, 2009 was up by $419,000, or 8.2%, compared to the $5.1 million for the six months ended September 30, 2008.  The

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

increase was mainly due to a $435,000 increase in federal deposit insurance premiums resulting from an increase in the FDIC assessment rate schedule, the imposition of a special assessment by the FDIC on all insured institutions during the period and the absence of assessment credits in the 2009 period that were realized in the 2008 period.  Loss on disposal of real estate acquired through foreclosure increased by $71,000 for the six month period ended September 30, 2009, compared to the equivalent period in 2008.  Compensation expense increased by $94,000, or 3.4%, during the 2009 period due primarily to merit compensation increases and increased employee healthcare costs from period to period.  These increased expenses were partially offset by a decrease in net occupancy and equipment expenses of $85,000, or 8.3%, mainly due to decreased depreciation expense as management has carefully controlled the purchase of capital items and reduced operating expenditures.  Other noninterest expense items decreased by $50,000 mainly due to a decline in marketing, accounting and professional service costs.  Franchise tax expense decreased by $45,000, or 20.4%, to $176,000 for the six month period ended September 30, 2009, compared to the six months ended September 30, 2008 mainly due to adjustments in 2008 of a refund claim relating to a prior year’s amended return.

Federal Income Taxes

Federal income tax expense was $357,000 for the six months ended September 30, 2009, a decrease of $34,000, or 8.7%, compared to the same period in 2008. The decrease was primarily due to the relative increase in non-taxable municipal securities interest income, compared to the same period in 2008.  The effective tax rates were 23.2% and 25.7% for the six month periods ended September 30, 2009 and 2008, respectively.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2009 and 2008

General

Net income totaled $652,000 for the three month period ended September 30, 2009, an increase of $51,000, or 8.5%, compared to $601,000 for the three month period ended September 30, 2008.  The increase in net income was primarily attributable to a decrease in interest expense of $641,000, or 26.9%, an increase in noninterest income of $62,000, or 13.8%, and a decrease in provision for federal income taxes of $14,000, or 6.3%.  These items were partially offset by a decrease in interest income of $357,000, or 6.6%, an increase in the provision for loan losses of $280,000, or 280% and an increase in noninterest expense of $29,000, or 1.13%.

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

	For the three months ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$253,295	$3,632	5.74%	$247,184	$3,867	6.26%
Investment securities(2)	114,532	1,378	4.81	119,054	1,493	5.02
Interest-earning deposits(3)	10,966	65	2.37	9,227	72	3.12
Total interest-earning assets	378,793	5,075	5.36	375,465	5,432	5.79
Noninterest-earning assets	23,254			21,424

Total assets	$402,047			$396,889

Interest-bearing liabilities:
Deposits	$305,283	1,239	1.62	$310,999	1,894	2.44
Other short-term borrowings	8,884	9	0.41	9,195	23	1.00
Borrowings	47,791	493	4.13	40,724	465	4.57
Total interest- bearing liabilities	361,958	1,741	1.92	360,918	2,382	2.64

Noninterest bearing liabilities	4,046			3,392
Total liabilities	366,004			364,310
Stockholders’ equity	36,043			32,579
Total liabilities and stockholders’ equity	$402,047			$396,889
Net interest income		$3,334			$3,050
Interest rate spread(4)			3.44%			3.15%
Net yield on interest- earning assets(5)			3.52%			3.25%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.65%			104.03%
_______________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available for sale and held to maturity.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income decreased by $357,000 or 6.6%, to $5.1 million for the three months ended September 30, 2009, compared to the same period in 2008.  This decrease was due to a decrease in the weighted-average yield on interest-earning assets to 5.36% in the 2009 period from 5.79% for the three month period ended September 30, 2008, partially offset by an increase of $3.3 million in the average balance of interest-earning assets outstanding to $378.8 million for the three month period ended September 30, 2009, from $375.5 million for the comparable period ended September 30, 2008. The yield decrease was primarily due to lower market rates in the 2009 period compared to the 2008 period that resulted from the Federal Reserve’s interest rate reductions during the year.  The increase in the average balance of earning assets was due to loan origination and securities purchase volumes exceeding amortization and prepayments for both of these balance sheet items.

Interest income on loans decreased by $235,000, or 6.1%, for the three month period ended September 30, 2009, compared to the same period in 2008, primarily due to a reduction in the weighted-average rate on loans from 6.26% for the three months ended September 30, 2008 to 5.74% for the three months ended September 30, 2009.  As discussed earlier, this was mainly due to a decrease in rates of 175 basis points implemented by the Federal Reserve over the past year and the corresponding impact on adjustable rate loans and new originations.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $6.1 million, or 2.5%, to $253.3 million for the 2009 period.

Interest income on securities decreased by $115,000, or 7.7%, during the three months ended September 30, 2009, compared to the same period in 2008.  This decrease was primarily due to a $4.5 million, or 3.8%, reduction in the average balance of securities and a decrease of 21 basis points in the weighted-average rate to 4.81% for the three months ended September 30, 2009, compared to 5.02% for the same period ended September 30, 2008.

Dividends on Federal Home Loan Bank stock and other income decreased by $7,000, or 9.7%, for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to a decrease in the weighted-average yield of 75 basis points resulting from reductions in short term market interest rates, to 2.37% for the 2009 quarter from 3.12% for the period ended September 30, 2008.  This decrease was partially offset by an increase in the weighted average balance of $1.7 million.

Interest Expense

Interest expense totaled $1.7 million for the three months ended September 30, 2009, a decrease of $641,000, or 26.9%, compared to $2.4 million for the three months ended September 30, 2008.  The decrease resulted from a 72 basis point decrease in the weighted-average cost of funds to 1.92% for the 2009 period, partially offset by an increase of $1.0 million in the average balance of deposits and borrowings outstanding to $362.0 million for the three month period ended September 30, 2009.

Interest expense on deposits totaled $1.2 million for the three months ended September 30, 2009, a decrease of $655,000, or 34.6%, compared to $1.9 million for the three months ended September 30, 2008.  The decrease resulted from an 82 basis point decrease in the weighted-average cost of deposits, to 1.62% for the 2009 period, combined with a decrease in the average balance outstanding of $5.7 million, or 1.8%, to $305.3 million for the 2009 period.  The decrease in the rate was due to market interest rate decreases and management’s retail deposit pricing strategy as discussed above.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on other short-term borrowings totaled $9,000 for the three month period ended September 30, 2009, a decrease of $14,000, from the 2008 period.  The decrease was primarily due to a decrease in the weighted-average cost of 59 basis points, to 0.41% for the three month period ended September 30, 2009, as the Federal Reserve decreased rates from period to period, combined with a decrease in the average balance of short-term borrowings of $311,000.

Interest expense on Federal Home Loan Bank advances totaled $493,000 for the three month period ended September 30, 2009, an increase of $28,000 over the 2008 period.  The increase was primarily due to an increase in the average balance of $7.1 million, or 17.4%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances. This was offset by a decrease of 44 basis points in the weighted-average cost of Federal Home Loan Bank advances to 4.13% for the 2009 period.  The substitution of borrowings in place of deposits was consistent with management’s retail deposit pricing strategy as discussed above.

Net Interest Income

Net interest income totaled $3.3 million for the three month period ended September 30, 2009, an increase of $284,000, or 9.3%, compared to the three month period ended September 30, 2008.  The interest rate spread increased 29 basis points to 3.44% for the three month period ended September 30, 2009, compared to 3.15% for the three month period ended September 30, 2008.  The net interest margin increased 27 basis points to 3.52% for the three month period ended September 30, 2009, compared to 3.25% for the three month period ended September 30, 2008.  The increase in the interest rate spread was due to a shift in asset composition from lower yielding investment securities and deposits in other financial institutions to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances.

Provision for Loan Losses

Management recorded a $380,000 provision for loan losses for the three month period ended September 30, 2009, an increase of $280,000 compared to the $100,000 provision for the comparable period in 2008.  The amount of the provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2009.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income and gain on the sale of loans increased by $62,000, or 13.8%, for the three month period ended September 30, 2009, compared to the three month period ended September 30, 2008.  The increase was primarily due to gains on loan sales of $50,000 during the 2009 period, compared to no gains in the 2008 period.  As discussed above, management is executing a strategy of selective sale of newly originated 30 year fixed rate mortgage loans to limit the accumulation of interest rate risk on the balance sheet and to maintain the secondary market as a backup source of liquidity.  Service fees, charges and other operating income increased $4,000, or 1.1%, as management implemented a new fee schedule during the 2009 period.  These increases were also supplemented by an increase in trust income of $7,000,

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Noninterest Income (continued)

or 15.6%, in the three months ended September 30, 2009, compared to the same period ended September 30, 2008.

Noninterest Expense

Noninterest expense increased by $29,000, or 1.1%, to $2.6 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  The increase was due to a $105,000 increase in federal deposit insurance expense as a result of increased assessment rates imposed by the FDIC on all insured institutions and the absence of credits in the 2009 period that were realized in the 2008 period and an increase in losses on disposal of real estate acquired through foreclosure of $60,000.  Compensation and employee benefits increased $47,000, or 3.4%, mainly due to merit compensation increases and increased healthcare costs for the period ended September 30, 2009 compared to the period ended September 30, 2008.  These increases were partially offset by a decrease in other noninterest expense items of $104,000 mainly due to a decrease in marketing, accounting and professional service costs.  Also, occupancy and equipment expense had a reduction of $49,000 due to decreased depreciation as management has exercised careful control over the purchase of capital items.   Finally, franchise tax expense decreased $31,000, or 26.1%, to $88,000 for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, mainly due to adjustments in 2008 of a refund claim relating to a prior year’s amended returns.

Federal Income Taxes

Federal income tax expense was $210,000 for the three month period ended September 30, 2009, a decrease of $14,000, or 6.3%, compared to the same period in 2008.  The decrease was primarily due to an increase in the proportion of non-taxable income, mainly bank owned life insurance and municipal securities interest income, compared to the same period in 2008.    The effective tax rates were 24.4% and 27.2% for the three month periods ended September 30, 2009, and 2008, respectively.

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

On July 23, 2009, the Annual Meeting of the Company’s Stockholders was held.  Two directors were elected to terms expiring in fiscal 2012 by the following votes.

James C. Morgan	For: 2,246,369	Withheld: 122,821
Rodney C. Steiger	For: 2,241,699	Withheld: 127,491

One other matter was submitted to the stockholders for ratification, for which the following votes were cast:

Ratification of the appointment of BKD, LLP as independent auditors of the Company for the fiscal year ended March 31, 2010.

For: 2,313,811	Against: 39,304	Abstain: 16,075

ITEM 5.	Other Information

Not applicable.

Index

Wayne Savings Bancshares, Inc.
PART II

ITEM 6	Exhibits

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2009	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	November 9, 2009	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer