Form 10-Q
period 2009-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2010-02-05
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                            December 31, 2009

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

As of February 5, 2010, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$9,132	$2,935
Interest-bearing demand deposits	4,487	3,855
Cash and cash equivalents	13,619	6,790
Available-for-sale securities	112,144	117,733
Held-to-maturity securities	755	952
Loans receivable – net of allowance for loan losses of $3,028 and $2,484 at December 31, 2009 and March 31, 2009, respectively	250,574	254,326
Premises and equipment	7,413	7,553
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	786	594
Accrued interest receivable	1,426	1,675
Bank-owned life insurance	6,693	6,508
Goodwill	1,719	1,719
Other intangible assets	400	471
Other assets	2,705	1,048
Prepaid federal income taxes	4	27
Total assets	$403,263	$404,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$58,870	$53,085
Savings and money market	92,416	83,759
Time	157,748	172,690
Total deposits	309,034	309,534
Other short term borrowings	7,776	10,154
Federal Home Loan Bank advances	45,500	46,000
Accrued interest payable and other liabilities	3,071	3,237
Deferred federal income taxes	1,261	1,083
Total liabilities	366,642	370,008

Commitments and Contingencies	–	–

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,013	36,028
Retained earnings	14,094	12,726
Shares acquired by ESOP	(828)	(899)
Accumulated other comprehensive income, net of tax effects	1,474	690
Treasury stock, at cost - 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	36,621	34,413
Total liabilities and stockholders’ equity	$403,263	$404,421

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the nine and three months ended December 31, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	Nine months		Three months
	ended		ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest and Dividend Income
Loans	$10,895	$11,608	$3,581	$3,927
Securities	4,132	4,428	1,351	1,416
Dividends on Federal Home Loan Bank stock and other	179	236	57	65
Total interest and dividend income	15,206	16,272	4,989	5,408
Interest Expense
Deposits	3,720	5,788	1,099	1,798
Other short term borrowings	26	57	7	13
Federal Home Loan Bank advances	1,438	1,414	443	479
Total interest expense	5,184	7,259	1,549	2,290

Net Interest Income	10,022	9,013	3,440	3,118

Provision for Loan Losses	1,115	346	570	185

Net Interest Income After Provision for Loan Losses	8,907	8,667	2,870	2,933

Noninterest Income
Gain on disposal of real estate acquired through foreclosure	-	10	-	-
Gain on sale of available-for-sale securities	91	-	91	-
Gain on sale of loans	161	-	48	-
Trust income	142	137	53	46
Earnings on bank-owned life insurance	173	167	58	55
Service fees, charges and other operating	1,030	996	334	320
Total noninterest income	1,597	1,310	584	421
Noninterest Expense
Salary and employee benefits	4,352	4,208	1,480	1,430
Net occupancy and equipment expense	1,378	1,528	440	505
Federal deposit insurance premiums	579	35	122	13
Franchise taxes	263	349	87	128
Losses on real estate acquired through foreclosure	91	-	30	-
Loss on disposal of premises and equipment	4	-	-	-
Amortization of intangible assets	71	80	23	27
Other	1,425	1,468	472	465
Total noninterest expense	8,163	7,668	2,654	2,568

Income Before Federal Income Taxes	2,341	2,309	800	786

Provision for Federal Income Taxes	522	593	165	202

Net Income	$1,819	$1,716	$635	$584

Basic Earnings Per Share	$.62	$.59	$.21	$.20
Diluted Earnings Per Share	$.62	$.59	$.21	$.20
Dividends Per Share	$.15	$.36	$.05	$.12

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the nine and three months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	Nine months		Three months
	ended		ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$1,819	$1,716	$635	$584

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of related taxes (benefits) of $435, $(142), $(180) and $585 during the
respective periods	844	(276)	(349)	1,135
Reclassification adjustment for realized gains included in
income, net of related taxes of $31, $0, $31 and $0 during
the respective periods	(60)	–	(60)	–

Comprehensive income	$2,603	$1,440	$226	$1,719

Accumulated other comprehensive income	$1,474	$431	$1,474	$431

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Operating Activities
Net income	$1,819	$1,716
Items not requiring (providing) cash
Depreciation and amortization	438	500
Provision for loan losses	1,115	346
Amortization of premiums and discounts on securities	(120)	(76)
Amortization of mortgage servicing rights	29	19
Amortization of deferred loan origination fees	(71)	(29)
Amortization of intangible assets	71	80
Federal Home Loan Bank stock dividends	–	(133)
Increase in value of bank owned life insurance	(185)	(181)
Amortization expense of stock benefit plan	40	86
Loss on real estate acquired through foreclosure	91	–
Net gain on sale of loans	(161)	–
Net gain on sale of available-for-sale securities	(91)	–
Proceeds from sale of loans in secondary market	5,406	–
Origination of loans for sale in the secondary market	(5,323)	–
Deferred income taxes	(225)	(75)
Changes in
Accrued interest receivable	249	158
Other assets	(1,663)	797
Interest payable and other liabilities	(519)	(73)
Net cash provided by operating activities	900	3,135

Investing Activities
Purchase of available-for-sale securities	(24,819)	(18,466)
Proceeds from maturities of available-for-sale securities	27,230	24,161
Proceeds from maturities of held-to-maturity securities	195	247
Proceeds from sale of investment securities designated as available-for-sale	4,579	–
Net change in loans	1,986	(13,980)
Purchase of premises and equipment	(298)	(168)
Proceeds from the sale of foreclosed assets	517	154
Net cash provided by (used in) investing activities	9,390	(8,052)

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008

Financing Activities
Net change in deposits	$(500)	$(6,920)
Net change in other short-term borrowings	(2,378)	4,305
Proceeds from Federal Home Loan Bank advances	20,300	59,310
Repayments of Federal Home Loan Bank advances	(20,800)	(53,310)
Advances by borrowers for taxes and insurance	353	261
Cash dividends paid	(436)	(1,046)
Treasury stock purchases	–	(49)
Net cash provided by (used in) financing activities	(3,461)	2,551

Increase (Decrease) in Cash and Cash Equivalents	6,829	(2,366)

Cash and Cash equivalents, Beginning of period	6,790	13,063

Cash and Cash equivalents, End of period	$13,619	$10,697

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$5,333	$7,374

Federal income taxes	$725	$525

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$800	$797

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$844	$(276)

Dividends payable	$150	$360

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine and three months ended December 31, 2009 and 2008, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2009.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the nine and three month periods ended December 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2009, has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the nine months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008

Weighted-average common shares
outstanding (basic)	2,911,990	2,903,599	2,912,056	2,902,525
Dilutive effect of assumed exercise
of stock options	-	-	-	-
Weighted-average common shares
outstanding (diluted)	2,911,990	2,903,599	2,912,056	2,902,525

None of the outstanding options were included in the diluted earnings per share calculation for the nine and three month periods ended December 31, 2009 and 2008, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of December 31, 2009, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the nine months ended December 31, 2009 and 2008.  There was no compensation expense recognized for the stock option plan during the nine month periods ended December 31, 2009 and 2008, as all options were fully vested prior to these periods.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the nine months ended December 31, 2009, and for the years ended March 31, 2009, and 2008, is presented below:

	Nine months ended December 31,		Year ended March 31,
	2009		2009		2008
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	94,020	$13.95	104,224	$13.95	114,224	$13.95
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	(10,204)	13.95	(10,000)	13.95

Outstanding at end of period	94,020	$13.95	94,020	$13.95	104,224	$13.95

Options exercisable at period-end	94,020	$13.95	94,020	$13.95	104,224	$13.95

The following information applies to options outstanding at December 31, 2009:

Number outstanding	94,020
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	4.25 years

Note 5:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2009, the Bank had regulatory approval for $813,000 of retained earnings for dividend declaration.

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  Management believes, as of December 31, 2009, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2009, March 31, 2009, and December 31, 2008, are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Tangible capital	$32,060	8.0%	$5,980	1.5%	$19,933	5.0%
Core capital	32,060	8.0	15,946	4.0	23,919	6.0
Risk-based capital	34,164	13.9	19,669	8.0	24,586	10.0

As of March 31, 2009
Tangible capital	$30,525	7.6%	$6,018	1.5%	$20,060	5.0%
Core capital	30,525	7.6	16,048	4.0	24,072	6.0
Risk-based capital	32,341	12.8	20,212	8.0	25,265	10.0

As of December 31, 2008
Tangible capital	$30,629	7.6%	$6,037	1.5%	$20,123	5.0%
Core capital	30,629	7.6	16,098	4.0	24,148	6.0
Risk-based capital	32,279	12.9	19,976	8.0	24,970	10.0

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 6:	Recent Accounting Developments

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

FASB Accounting Standards Update (ASU) 2010-06 Fair Value Measurements and Disclosures (Topic 820) issued in January 2010 concerns improved disclosures about fair value measurements.  The guidance requires the separate reporting of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  The guidance also requires separate disclosure about purchases, sales, issuances and settlements in the activity in Level 3.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (April 1, 2011 for the Company), and for interim periods within those fiscal years.  The Company will adopt the guidance in ASU 2010-06 effective January 1, 2010, as required, without material effect on the Company’s financial condition or results of operations.

Note 7:	Subsequent Events

Subsequent events have been evaluated through February 5, 2010, which is the date the financial statements were issued.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2009:
U.S. government agencies	$2,645	$122	$2	$2,765
Mortgage-backed securities	86,078	2,690	195	88,573
State and political subdivisions	20,494	448	136	20,806

	$109,217	$3,260	$333	$112,144

March 31, 2009:
U.S. government agencies	$9,057	$250	$3	$9,304
Mortgage-backed securities	86,557	2,208	651	88,114
State and political subdivisions	20,380	442	507	20,315

	$115,994	$2,900	$1,161	$117,733

December 31, 2008:
U.S. government agencies	$7,170	$111	$3	$7,278
Mortgage-backed securities	85,932	1,621	482	87,071
State and political subdivisions	19,883	398	495	19,786

	$112,985	$2,130	$980	$114,135

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2009:
U.S. government agencies	$175	$–	$2	$173
Mortgage-backed securities	518	8	–	526
State and political subdivisions	62	5	–	67

	$755	$13	$2	$766

March 31, 2009:
U.S. government agencies	$189	$–	$3	$186
Mortgage-backed securities	674	4	5	673
State and political subdivisions	89	5	–	94

	$952	$9	$8	$953
December 31, 2008:
U.S. government agencies	$191	$–	$3	$188
Mortgage-backed securities	710	2	11	701
State and political subdivisions	90	6	–	96

	$991	$8	$14	$985

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2009, March 31, 2009, and December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2009	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$3,275	$3,405	$62	$67
Five to ten years	4,354	4,502	–	–
After ten years	15,510	15,664	175	173

	23,139	23,571	237	240

Mortgage-backed securities	86,078	88,573	518	526

Totals	$109,217	$112,144	$755	$766

March 31, 2009	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$2,000	$2,004	$–	$–
One to five years	3,669	3,777	89	95
Five to ten years	4,270	4,327	–	–
After ten years	19,498	19,511	189	185

	29,437	29,619	278	280

Mortgage-backed securities	86,557	88,114	674	673

Totals	$115,994	$117,733	$952	$953

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

December 31, 2008	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$1,999	$2,018	$–	$–
One to five years	3,779	3,867	90	96
Five to ten years	4,260	4,284	–	–
After ten years	17,015	16,895	191	188

	27,053	27,064	281	284

Mortgage-backed securities	85,932	87,071	710	701

Totals	$112,985	$114,135	$991	$985

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $53.4 million, $50.6 million and $46.4 million at December 31, 2009, March 31, 2009, and December 31, 2008, respectively.

Gross gains of $104,000 and gross losses of $13,000 resulting from sales of available-for-sale securities were recognized for the three and nine months ended December 31, 2009.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at December 31, 2009, March 31, 2009, and December 31, 2008, was $19.4 million, $21.4 million and $28.0 million, which represented approximately 17%, 18% and 24%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at December 31, 2009.

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

December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$–	$–	$367	$4	$367	$4
Mortgage-backed securities	12,022	195	–	–	12,022	195
State and political subdivisions	6,605	120	430	16	7,035	136
Total temporarily impaired securities	$18,627	$315	$797	$20	$19,424	$335

March 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$38	$1	$359	$5	$397	$6
Mortgage-backed securities	5,025	302	6,171	354	11,196	656
State and political subdivisions	9,404	491	406	16	9,810	507
Total temporarily impaired securities	$14,467	$794	$6,936	$375	$21,403	$1,169

Wayne Savings Bancshares, Inc
Notes to Condensed Consolidated Financial Statements

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$332	$5	$71	$1	$403	$6
Mortgage-backed securities	15,688	449	2,089	44	17,777	493
State and political subdivisions	9,817	495	–	–	9,817	495
Total temporarily impaired securities	$25,837	$949	$2,160	$45	$27,997	$994

Note 9:	Fair Value Measurements

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2009, March 31, 2009, and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
December 31, 2009
U.S. government agencies	$2,765	$–	$2,765	$–
Mortgage-backed securities	$88,573	$–	$88,573	$–
State and political subdivisions	$20,806	$–	$20,806	$–
	$112,144	$–	$112,144	$–
March 31, 2009
U.S. government agencies	$9,304	$–	$9,304	$–
Mortgage-backed securities	$88,114	$–	$88,114	$–
State and political subdivisions	$20,315	$–	$20,315	$–
	$117,733	$–	$117,733	$–
December 31, 2008
U.S. government agencies	$7,278	$–	$7,278	$–
Mortgage-backed securities	$87,071	$–	$87,071	$–
State and political subdivisions	$19,786	$–	$19,786	$–
	$114,135	$–	$114,135	$–

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Company’s balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

At December 31, 2009, impaired loans consisted primarily of loans secured by nonresidential real estate and secured commercial loans.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2009, March 31, 2009, and December 31, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
December 31, 2009
Impaired loans	$3,402	$–	$–	$3,402
Foreclosed assets	786	–	–	786

March 31, 2009
Impaired loans	$3,264	$–	$–	$3,264
Foreclosed assets	594	–	–	594

December 31, 2008
Impaired loans	$427	$–	$–	$427
Foreclosed assets	735	–	–	735

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

	December 31, 2009		March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$13,619	$13,619	$6,790	$6,790	$10,697	$10,697
Available-for-sale securities	112,144	112,144	117,733	117,733	114,135	114,135
Held-to-maturity securities	755	766	952	953	991	985
Loans, net of allowance for loan losses	250,574	255,911	254,326	263,450	255,121	269,091
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025	5,025	5,025
Interest receivable	1,426	1,426	1,675	1,675	1,595	1,595

Financial liabilities
Deposits	309,034	303,397	309,534	305,937	310,811	309,220
Other short-term borrowings	7,776	7,776	10,154	10,154	11,592	11,592
Federal Home Loan Bank advances	45,500	46,607	46,000	47,411	44,500	46,206
Advances from borrowers for taxes and insurance	904	904	551	551	936	936
Interest payable	202	202	351	351	305	305

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

Held-to-maturity securities

The fair value of held-to-maturity securities was estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit adjusted discount rates.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at December 31, 2009, March 31, 2009, and December 31, 2008.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Discussion of Financial Condition Changes from March 31, 2009, to December 31, 2009

At December 31, 2009, the Company had total assets of $403.3 million, a decrease of $1.2 million, or 0.3%, from total assets at March 31, 2009.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $1.2 million, or 0.1%, to $125.8 million at December 31, 2009.  This was primarily due to an increase of $6.8 million in cash and cash equivalents which was offset by a decrease in available-for-sale securities of $5.6 million, or 4.8%.

Total securities decreased by $5.8 million, or 4.9%, during the nine months ended December 31, 2009.  This decrease was primarily due to principal repayments of $27.4 million and sales of $4.5 million, partially offset by purchases of $24.8 million and an increase in the market value of available for sale investment securities of $1.2 million.  Purchases were mainly funded by proceeds from principal payments received from the securities portfolio.  The securities sold from the available-for-sale portfolio were sold to improve both the interest rate risk and credit risk profile of the securities portfolio.

Prepaid assets increased by $1.7 million as a result of the federal deposit insurance assessment imposed on all insured institutions during December 2009.  The assessment required the payment in advance of deposit insurance premiums for calendar years 2010, 2011 and 2012.  This prepaid asset will be amortized into expense over the next three calendar years based on actual deposit balances subject to assessment as reported through the quarterly regulatory reporting process.  Any balance remaining in the prepaid asset account after the payment due on June 30, 2013 will be refunded by the FDIC.

Net loans receivable decreased by $3.8 million, or 1.5% at December 31, 2009 compared to March 31, 2009.  The Bank originated $48.1 million of loans, received payments of $50.6 million, originated and sold $5.3 million of 30-year fixed-rate mortgage loans into the secondary market and increased the allowance for loan losses, net of charge-offs, by $544,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity.  Due to the interest rate risk associated with 30-year fixed-rate mortgage loans, management has adopted a strategy of immediately selling certain newly originated loans of this type into the secondary market to limit the accumulation of interest rate risk on the balance sheet.  In addition, management believes it appropriate to keep the secondary market channel open as a backup source of liquidity.  As part of an overall interest rate risk management strategy, based on the Company’s belief that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective compared to the origination and retention of long term fixed-rate residential mortgages, the lending division continues to focus on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2009		March 31, 2009		December 31, 2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$139,169	54.16%	$141,285	54.40%	$141,038	54.17%
Residential construction loans	2,431	0.95	1,587	0.61	1,801	0.69
Multi-family residential	8,707	3.39	8,604	3.31	8,664	3.33
Non-residential real estate/land(2)	68,612	26.70	70,725	27.23	70,992	27.26
Total mortgage loans	218,919	85.20	222,201	85.55	222,495	85.45
Other loans:
Consumer loans(3)	3,562	1.39	4,923	1.90	5,210	2.00
Commercial business loans	34,462	13.41	32,592	12.55	32,679	12.55
Total other loans	38,024	14.80	37,515	14.45	37,889	14.55
Total loans before net items	256,944	100.00%	259,716	100.00%	260,384	100.00%
Less:
Loans in process	2,921		2,506		3,065
Deferred loan origination fees	421		400		397
Allowance for loan losses	3,028		2,484		1,801
Total loans receivable, net	$250,574		$254,326		$255,121
Mortgage-backed securities, net(4)	$89,091		$88,788		$87,781
__________________________________

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.6 million, $16.9 million and $16.8 million as of December 31, 2009, March 31, 2009, and December 31, 2008, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $122,000, $202,000 and $215,000 at December 31, 2009, March 31, 2009, and December 31, 2008.
(3)	Includes second mortgage loans of $1.1 million, $1.3 million and $1.4 million as of December 31, 2009, March 31, 2009, and December 31, 2008, respectively.
(4)	Includes mortgage-backed securities designated as available-for-sale.

Non-performing loans amounted to $4.9 million and $5.0 million at December 31, 2009 and March 31, 2009, respectively.  At December 31, 2009, non-performing loans consisted primarily of residential mortgage loans of approximately $1.8 million, commercial real estate loans with a combined balance of $2.7 million, commercial business loans totaling $367,000 and consumer loans totaling $16,000.  At March 31, 2009, non-performing loans were comprised of $1.4 million in residential loans, $3.0 million in commercial real estate loans, commercial business loans totaling $558,000 and $4,000 in consumer loans.   Foreclosed assets held for sale amounted to $786,000 in five properties at December 31, 2009, compared to $594,000 in two properties at March 31, 2009, an increase of 32.3%.  The growth in the balance of foreclosed assets is due to the pace of acquisitions being faster than the pace of dispositions.  However, despite the difficult real property markets in the Company’s market area, transactions are being executed.  Since March 31, 2009, eight properties, seven of which are residential and one non-residential, have been acquired and five residential properties have been sold.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.   Total non-performing assets amounted to $5.7 million at December 31, 2009, compared to $5.6 million at March 31, 2009.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table sets forth information regarding our past due, nonaccrual and impaired loans and foreclosed assets held for sale as of December 31, 2009, March 31, 2009, and December 31, 2008.

	December 31, 2009	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One- to four-family residential	$677	$491	$996
Multifamily and nonresidential	966	77	3,697
Non-mortgage loans:
Commercial business loans	134	–	160
Consumer loans	4	18	12
	$1,781	$586	$4,865

Non-performing loans:
Mortgage loans:
One- to four-family residential	$1,790	$1,409	$1,517
All other mortgage loans	2,735	3,027	327
Non-mortgage loans:
Commercial business loans	366	558	189
Consumer	16	4	–
Total non-performing loans	4,908	4,998	2,033
Total foreclosed assets held for sale	786	594	735
Total non-performing assets	$5,694	$5,592	$2,768

Total non-performing loans to net loans receivable	1.96%	1.97%	0.80%
Total non-performing loans to total assets	1.22%	1.24%	0.50%
Total non-performing assets to total assets	1.41%	1.38%	0.68%

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the nine months ended December 31, 2009	For the year ended March 31, 2009	For the nine months ended December 31, 2008

		(Dollars in thousands)

Loans receivable, net	$250,574	$254,326	$255,121
Average loans receivable, net	$252,698	$250,220	$248,842
Allowance balance (at beginning of period)	$2,484	$1,777	$1,777
Provision for losses	1,115	1,068	346
Charge-offs:
Mortgage loans:
One- to four-family	(230)	(49)	(24)
Non-residential real estate and land	(104)	(245)	(229)
Other loans:
Consumer	–	(3)	(4)
Commercial	(266)	(74)	(74)
Gross charge-offs	(600)	(371)	(331)
Recoveries:
Mortgage	28	–	–
Consumer	1	10	9
Gross recoveries	29	10	9
Net charge-offs	(571)	(361)	(322)

Allowance for loan losses balance (at end of period)	$3,028	$2,484	$1,801
Allowance for loan losses as a percent of loans receivable, net at end of period	1.21%	0.97%	0.71%
Net loans charged off as a percent of average loans receivable, net	0.23%	0.14%	0.13%
Ratio of allowance for loan losses to non-performing loans at end of period	61.70%	49.70%	88.59%

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Deposits totaled $309.0 million at December 31, 2009, a decrease of $500,000, or 0.2%, from $309.5 million at March 31, 2009.  Certificates of deposit decreased by $14.9 million, partially offset by an increase in savings and money market accounts of $8.7 million and an increase in demand accounts of $5.8 million.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit accounts to move to other alternatives.  Management believes that the changing composition of deposits is temporary due to the low interest rate environment and difficult economic environment that is inducing customers to deposit funds in more liquid types of deposit accounts.  Management further believes that if interest rates begin to rise, customers will shift funds to take advantage of higher yielding, less liquid certificate of deposit accounts.

Other short-term borrowings, in the form of repurchase agreements with customers, totaled $7.8 million at December 31, 2009, and $10.2 million at March 31, 2009.  The interest rate paid on these borrowings is 0.40% at December 31, 2009 compared to 0.66% at March 31, 2009.  The decrease in the rate paid was due to decreases in short term market interest rates associated with Federal Reserve rate reductions during the period.

Advances from the Federal Home Loan Bank of Cincinnati totaled $45.5 million at December 31, 2009, a decrease of $500,000 from $46.0 million at March 31, 2009.  The Company primarily uses advances from the FHLB for short term cash management purposes and to extend liability duration for interest rate risk management purposes.  Repricing risk associated with advances is mitigated through the scheduling of staggered advance maturities over time.  The weighted average cost of FHLB advances was 3.82% at December 31, 2009 compared to 4.13% at March 31, 2009.  The decrease in the rate paid is due to decreases in market interest rates.

Stockholders’ equity increased by $2.2 million, or 6.4%, during the nine months ended December 31, 2009, due primarily to net income of $1.8 million and an increase in accumulated other comprehensive income of $784,000,  partially offset by declared dividends of $436,000.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2009 and 2008

General

Net income for the nine months ended December 31, 2009, totaled $1.8 million, an increase of $103,000, or 6.0%, compared to net income for the nine months ended December 31, 2008.  The increase in net income was primarily attributable to an increase in net interest income of $1.0 million, an increase in noninterest income of $297,000 and a decrease in the provision for federal income taxes of $71,000. These items were partially offset by an increase in the provision for loan losses of $769,000 and an increase in total noninterest expenses of $505,000.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

	For the nine months ended December 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net1	$252,698	$10,895	5.75%	$248,842	$11,608	6.22%
Investment securities2	114,161	4,132	4.83	118,256	4,428	4.99
Interest-earning deposits3	13,075	179	1.83	11,343	236	2.77
Total interest-earning assets	379,934	15,206	5.34	378,441	16,272	5.73
Noninterest-earning assets	23,059			21,570

Total assets	$402,993			$400,011

Interest-bearing liabilities:
Deposits	$306,807	3,720	1.62	$313,050	5,788	2.47
Other short-term borrowings	8,573	26	0.40	8,895	57	0.85
Borrowings	47,044	1,438	4.08	41,115	1,414	4.59
Total interest-bearing liabilities	362,424	5,184	1.91	363,060	7,259	2.67

Noninterest bearing liabilities	4,537			3,909
Total liabilities	366,961			366,969
Stockholders’ equity	36,032			33,042
Total liabilities and stockholders’ equity	$402,993			$400,011
Net interest income		$10,022			$9,013
Interest rate spread4			3.43%			3.06%
Net yield on interest-earning assets5			3.52%			3.18%
Ratio of average interest- earning assets to average interest-bearing liabilities			104.83%			104.24%
___________________________________________
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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Interest Income

Interest income decreased by $1.1 million, or 6.6%, to $15.2 million for the nine months ended December 31, 2009, compared to the same period in 2008.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 5.34% in the 2009 period from 5.73% for the nine month period ended December 31, 2008.  The yield decrease was primarily due to a decrease in overall market rates from December 31, 2008, to December 31, 2009.

Interest income on loans decreased by $713,000, or 6.1%, for the nine months ended December 31, 2009, compared to the same period in 2008, due primarily to a reduction in the weighted-average rate on loans of 47 basis points from 6.22% for the period ended December 31, 2008, to 5.75% for the period ended December 31, 2009.  As discussed earlier, this was mainly due to the decrease in market rates over the past year and the corresponding impact on adjustable rate loans and new originations.   This decrease was partially offset by an increase in the average balance of loans outstanding period to period of $3.9 million, or 1.5%, to $252.7 million for the 2009 period.

Interest income on securities decreased by $296,000, or 6.7%, during the nine months ended December 31, 2009, compared to the same period in 2008.  This decrease was primarily due to a decrease in the average balance of securities of $4.1 million, or 3.5%, combined with a decrease in the weighted-average yield to 4.83%  for the period ended December 31, 2009, from 4.99% for the period ended December 31, 2008.

Dividends on Federal Home Loan Bank stock and other income decreased by $57,000, or 24.2%, for the nine months ended December 31, 2009, compared to the same period in 2008, due primarily to a decrease in the weighted-average yield to 1.83% for the nine months ended December 31, 2009, compared to 2.77% for the 2008 period, a decrease of 94 basis points resulting from reductions in short term market interest rates.  The decrease in yield was offset by an increase of $1.7 million in the average balance.

Interest Expense

Interest expense totaled $5.2 million for the nine months ended December 31, 2009, a decrease of $2.1 million, or 28.6%, compared to the nine month period ended December 31, 2008.  The decrease resulted from a 76 basis point decrease in the weighted-average cost of funds to 1.91% for the nine month period ended December 31, 2009, along with a decrease of $636,000 in the average balance of deposits and borrowings outstanding, from $363.0 million for the nine month period ended December 31, 2008 to $362.4 million for the nine month period ended December 31, 2009.

Interest expense on deposits totaled $3.7 million for the nine month period ended December 31, 2009, a decrease of $2.1 million, or 35.7%, compared to the nine month period ended December 31, 2008.  The decrease resulted from an 85 basis point decrease in the weighted-average cost of deposits to 1.62% for the nine month period ended December 31, 2009 combined with a decrease in the average balance outstanding of $6.2 million, or 2.0%, to $306.8 million for the 2009 period.  The decrease in the rate was due to the market rate decreases discussed above, combined with management’s pricing strategy also discussed above.

Interest expense on other short-term borrowings totaled $26,000 for the nine month period ended December 31, 2009, a decrease of $31,000, from the $57,000 expense for the nine month period ended December 31, 2008.  The decrease was primarily due to a decrease in the weighted-average cost of 45 basis points, to 0.40% for the nine months ended December 31, 2009 and a decrease in the average balance of $322,000.  The decrease in rate was due to the market rate decreases discussed above.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Interest expense on Federal Home Loan Bank advances totaled $1.4 million for the nine months ended December 31, 2009, an increase of $24,000 over the 2008 nine month period.  The increase was due to an increase in the average balance of $5.9 million, or 14.4%, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances as part of management’s deposit pricing strategy discussed above, combined with a decrease in the average rate of 51 basis points from 4.59% for the nine month period ended December 31, 2008, to 4.08% for the nine month period ended December 31, 2009.

Net Interest Income

Net interest income totaled $10.0 million for the nine month period ended December 31, 2009, an increase of $1.0 million, or 11.2%, compared to the nine month period ended December 31, 2008.  The average interest rate spread increased to 3.43% for the nine month period ended December 31, 2009, from 3.06% for the nine month period ended December 31, 2008.  The increase was primarily due to the effect of overall market rate decreases and management’s strategy not to compete with national and online competitors offering higher rates on retail deposits, combined with a shift in asset composition from lower yielding investment securities and deposits to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances and money market and demand deposit accounts.  The net interest margin increased to 3.52% for the nine month period ended December 31, 2009 from 3.18% for the nine month period ended December 31, 2008.

Provision for Loan Losses

Management recorded a $1.1 million provision for loan losses for the nine month period ended December 31, 2009, an increase of $769,000 compared to the $346,000 provision made during the comparable period in 2008.  The amount of the provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2009.

Noninterest Income

Noninterest income of $1.6 million, consisting primarily of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gains on the sale of securities and gains from the sale of loans, increased by $287,000, or 21.9%, for the nine month period ended December 31, 2009, compared to $1.3 million for the nine month period ended December 31, 2008.  The increase was primarily due to a gain on sale of loans of $161,000 in the nine months ended December 31, 2009, compared to no gain in the nine month period ended December 31, 2008, a gain from the sale of available for sale securities of $91,000, compared to no gain in the nine month period ended December 31, 2008, and an increase in service fees, charges and other operating income of $34,000, or 3.4%.  As discussed above, management is executing a strategy of selectively selling newly originated 30 year fixed rate mortgage loans to limit the accumulation of interest rate risk on the balance sheet and to maintain the secondary market as a backup source of liquidity.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Noninterest Expense

Noninterest expense of $8.2 million for the nine month period ended December 31, 2009 was up by $495,000, or 6.5%, compared to the $7.7 million for the nine months ended December 31, 2008.  The increase was mainly due to a $544,000 increase in federal deposit insurance premiums resulting from an increase in the FDIC assessment rate schedule, the imposition of a special assessment by the FDIC on all insured institutions during the period and the absence of assessment credits in the 2009 period that were realized in the 2008 period.  Loss on disposal of real estate acquired through foreclosure increased by $91,000 for the nine month period ended December 31, 2009, compared to the nine month period in 2008.  Compensation expense increased by $144,000, or 3.4%, during the 2009 period due primarily to merit compensation increases and increased employee healthcare costs from period to period.  These increased expenses were partially offset by a decrease in net occupancy and equipment expenses of $150,000, or 9.8%, mainly due to decreased depreciation expense as management has carefully controlled the purchase of capital items coupled with a decrease in leasehold expenditures.  Other noninterest expense items decreased by $43,000 mainly due to a decline in accounting and professional service costs.  Franchise tax expense decreased by $86,000, or 24.6%, to $263,000 for the nine month period ended December 31, 2009, compared to the nine months ended December 31, 2008, mainly due to adjustments in 2008 of a refund claim relating to a prior year’s amended return.

Federal Income Taxes

Federal income tax expense was $522,000 for the nine months ended December 31, 2009, a decrease of $71,000, or 12.0%, compared to the same period in 2008. The decrease was primarily due to an increase in interest income on non-taxable municipal securities during the 2009 period compared to the same period in 2008.  The effective tax rates were 22.3% and 25.7% for the nine month periods ended December 31, 2009 and 2008, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2009 and 2008

General

Net income for the three months ended December 31, 2009 totaled $635,000, an increase of $51,000, or 8.7%, compared to $584,000 for the three month period ended December 31, 2008.  The increase in net income was primarily attributable to an increase in net interest income of $322,000, an increase in noninterest income of $163,000 and a decrease in the provision for federal income taxes of $37,000.  These items were partially offset by an increase in the provision for loan losses of $385,000 and an increase in noninterest expenses of $86,000.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

	For the three months ended December 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$252,656	$3,581	5.67%	$256,409	$3,927	6.13%
Investment securities(2)	112,270	1,351	4.81	111,905	1,416	5.06
Interest-earning deposits(3)	13,119	57	1.74	10,130	65	2.57
Total interest-earning assets	378,045	4,989	5.28	378,444	5,408	5.72
Noninterest-earning assets	22,772			21,619

Total assets	$400,817			$400,063

Interest-bearing liabilities:
Deposits	$306,125	1,099	1.44	$311,315	1,798	2.31
Other short-term borrowings	7,008	7	0.40	9,531	13	0.55
Borrowings	45,938	443	3.86	42,609	479	4.50
Total interest-bearing liabilities	359,071	1,549	1.73	363,455	2,290	2.52

Noninterest bearing liabilities	5,010			3,382
Total liabilities	364,081			366,837
Stockholders’ equity	36,736			33,226
Total liabilities and stockholders’ equity	$400,817			$400,063
Net interest income		$3,440			$3,118
Interest rate spread(4)			3.55%			3.20%
Net yield on interest- earning assets(5)			3.64%			3.30%
Ratio of average interest- earning assets to average interest-bearing liabilities			105.28%			104.12%
___________________________________________________
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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Interest Income

Interest income decreased by $419,000 or 7.8%, to $5.0 million for the three months ended December 31, 2009, compared to the same period in 2008.  This decrease was due to a decrease in the weighted-average yield on interest-earning assets to 5.28% in the 2009 period from 5.72% for the three month period ended December 31, 2008, combined with a decrease of $399,000 in the average balance of interest-earning assets outstanding to $378.0 million for the three month period ended December 31, 2009, from $378.4 million for the comparable period ended December 31, 2008. The yield decrease was primarily due to the effect of Federal Reserve rate decreases that culminated in December 2008, leading to lower short term interest rates through much of 2009 as compared to 2008.

Interest income on loans decreased by $346,000, or 8.8%, for the three month period ended December 31, 2009, compared to the same period in 2008, primarily due to a reduction in the weighted-average rate on loans from 6.13% for the three months ended December 31, 2008 to 5.67% for the three months ended December 31, 2009.  As discussed earlier, this was mainly due to a decrease in rates of 175 basis points implemented by the Federal Reserve during the quarter ended December 31, 2008, and the corresponding effect on adjustable rate loans and new originations.   The decrease in interest income was further impacted by a decrease in the average balance of loans outstanding of $3.8 million, or 1.5%, to $252.7 million for the 2009 period.  Loan demand from qualified borrowers has been significantly reduced by the deterioration in economic conditions through 2009 as compared to 2008.

Interest income on securities decreased by $65,000, or 4.6%, during the three months ended December 31, 2009, compared to the same period in 2008.  This decrease was due primarily to a decrease of 25 basis points in the weighted-average rate to 4.81% for the three months ended December 31, 2009, compared to 5.06% for the same period ended December 31, 2008, partially offset by an increase in the average balance of $365,000, or 0.3%.

Dividends on Federal Home Loan Bank stock and other income decreased by $8,000, or 12.3%, for the three months ended December 31, 2009, compared to the same period in 2008, due primarily to a decrease in the weighted-average yield of 83 basis points resulting from reductions in short term market interest rates, to 1.74% for the 2009 quarter from 2.57% for the period ended December 31, 2008.  This decrease was partially offset by an increase in the average balance of $3.0 million.

Interest Expense

Interest expense totaled $1.5 million for the three months ended December 31, 2009, a decrease of $741,000, or 32.4%, compared to $2.3 million for the three months ended December 31, 2008.  The decrease resulted from a 79 basis point decrease in the weighted-average cost of funds to 1.73% for the 2009 period coupled with a decrease of $4.4 million in the average balance of deposits and borrowings outstanding to $359.1 million for the three month period ended December 31, 2009.

Interest expense on deposits totaled $1.1 million for the three months ended December 31, 2009, a decrease of $699,000, or 38.9%, compared to $1.8 million for the three months ended December 31, 2008.  The decrease resulted from an 87 basis point decrease in the weighted-average cost of deposits, to 1.44% for the 2009 period, combined with a decrease in the average balance outstanding of $5.2 million, or 1.7%, to $306.1 million for the 2009 period.  The decrease in the rate was due to market interest rate decreases and management’s retail deposit pricing strategy as discussed above.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Interest expense on other short-term borrowings totaled $7,000 for the three month period ended December 31, 2009, a decrease of $6,000, from the 2008 period.  The decrease was primarily due to a decrease in the weighted-average cost of 15 basis points, to 0.40% for the three month period ended December 31, 2009, as the Federal Reserve decreased rates from period to period, combined with a decrease in the average balance of short-term borrowings of $2.5 million.

Interest expense on Federal Home Loan Bank advances totaled $443,000 for the three month period ended December 31, 2009, a decrease of $36,000 compared to the 2008 period.  The decrease was primarily due to a decrease in the weighted-average cost of 64 basis points to 3.86%.  This was partially offset by an increase of $3.3 million, or 7.8%, in the average balance of advances outstanding, as the Company replaced the loss of higher cost retail certificates of deposit with lower cost Federal Home Loan Bank advances.  The substitution of borrowings in place of deposits was consistent with management’s retail deposit pricing strategy as discussed above.

Net Interest Income

Net interest income totaled $3.4 million for the three month period ended December 31, 2009, an increase of $322,000, or 10.3%, compared to the three month period ended December 31, 2008.  The interest rate spread increased 35 basis points to 3.55% for the three month period ended December 31, 2009, compared to 3.20% for the three month period ended December 31, 2008.  The net interest margin increased 34 basis points to 3.64% for the three month period ended December 31, 2009, compared to 3.30% for the three month period ended December 31, 2008.  The increase in the interest rate spread was due to a shift in asset composition from lower yielding investment securities and deposits in other financial institutions to higher yielding loans and mortgage-backed securities and a shift in composition of liabilities from higher cost retail certificates of deposit to lower cost Federal Home Loan Bank advances.

Provision for Loan Losses

Management recorded a $570,000 provision for loan losses for the three month period ended December 31, 2009, an increase of $385,000 compared to the $185,000 provision for the comparable period in 2008.  The amount of the provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2009.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of securities available for sale and gain on the sale of loans increased by $163,000, or 38.7%, for the three month period ended December 31, 2009, compared to the three month period ended December 31, 2008.  The increase was primarily due to gains on the sale of available for sale securities totaling $91,000 and gains on loan sales totaling $48,000 during the 2009 period, compared to no gains in the 2008 period.  As discussed above, management is executing a strategy of selective sale of newly originated 30 year fixed rate mortgage loans to limit the accumulation of interest rate risk on the balance sheet and to maintain the secondary market as a backup source of liquidity.  As also discussed above, management sold certain available for sale securities to improve the interest rate risk and credit risk profile of the securities portfolio.  Service fees, charges and other operating income increased

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Noninterest Income (continued)

$14,000, or 4.4%, as management implemented a new fee schedule during the 2009 period.  These increases were also supplemented by an increase in trust income of $7,000, or 15.2%, in the three months ended December 31, 2009, compared to the same period ended December 31, 2008.

Noninterest Expense

Noninterest expense increased by $86,000, or 3.4%, to $2.7 million for the three months ended December 31, 2009, compared to the three months ended December 31, 2008.  The increase was primarily due to a $109,000 increase in federal deposit insurance expense, as a result of increased assessment rates imposed by the FDIC on all insured institutions and the absence of credits in the 2009 period that were realized in the 2008 period, and an increase in losses on disposal of real estate acquired through foreclosure of $30,000.  Compensation and employee benefits increased $50,000, or 3.5%, mainly due to merit compensation increases and increased healthcare costs for the period ended December 31, 2009 compared to the period ended December 31, 2008.  These increases were partially offset by a decrease in occupancy and equipment expense items of $65,000 due to decreased depreciation as management has exercised careful control over the purchase of capital items coupled with a decrease in leasehold and maintenance expenditures.   Finally, franchise tax expense decreased $41,000, or 32.0%, to $87,000 for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, mainly due to adjustments in 2008 of a refund claim relating to a prior year’s amended returns.

Federal Income Taxes

Federal income tax expense was $165,000 for the three month period ended December 31, 2009, a decrease of $37,000, or 18.3%, compared to the same period in 2008.  The decrease was primarily due to an increase in the proportion of non-taxable income, mainly bank owned life insurance and municipal securities interest income, compared to the same period in 2008.    The effective tax rates were 20.6% and 25.7% for the three month periods ended December 31, 2009, and 2008, respectively.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

Notapplicable.

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

Date:	February 5, 2010	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date:	February 5, 2010	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer