Form 10-K
period 2010-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2010-06-14
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2010
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 0-23433

WAYNE SAVINGS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1557791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
151 North Market Street, Wooster, Ohio	44691
(Address of Principal Executive Offices)	Zip Code
(330) 264-5767
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES __  NO X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES __  NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES X   NO __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES __     NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [   ]    Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

As of June 14, 2010, the latest practicable date, there were 3,004,113 issued and outstanding shares of the Registrant’s Common Stock.The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on September 30, 2009, as reported on the Nasdaq National Market, was approximately $15.5 million.

Wayne Savings Bancshares, Inc.
Form 10-K
For the Year Ended March 31, 2010

Index

PART I

ITEM 1.         Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary holding company for Wayne Savings Community Bank (the “Bank”).  The only significant asset of the Company is its investment in the Bank.  The Bank conducts its business from eleven full-service locations.  The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.  At March 31, 2010, the Company had total assets of $406.0 million, total deposits of $311.9 million, and stockholders’ equity of $37.0 million, or 9.1% of total assets.

Wayne Savings Community Bank

 The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

 The Bank is a community-oriented institution offering a full range of consumer and business financial services to its local community.  The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices.  This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market.  The Bank’s principal business activities consist of originating one-to-four family residential real estate loans, multi-family residential, commercial and non-residential real estate loans.  The Bank also originates consumer loans, and to a lesser extent, construction loans.  The Bank also invests in mortgage-backed securities and other liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

During the last five fiscal years, the Company has placed increased emphasis on non-residential real estate and commercial business loans.  Non-residential real estate loans have increased from $50.8 million, or 21.3% of the total loan portfolio at March 31, 2006, to $64.4 million, or 25.5% of the total loan portfolio, at March 31, 2010.  Commercial business loans have increased from $21.6 million, or 9.0% of the total loan portfolio, at March 31, 2006, to $35.6 million, or 14.1% of the total loan portfolio, at March 31, 2010.  Correspondingly, one-to-four family residential and construction loans have decreased from $153.5 million, or 64.3% of the total loan portfolio at March 31, 2006, to $140.8 million, or 55.7% of the total loan portfolio, at March 31, 2010.  Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans.  The increased emphasis on nonresidential real estate and commercial business loans has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross-sell its varied product offerings.  This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities.  Growth in the loan portfolio peaked during fiscal 2009.  Loan demand decreased during fiscal 2010, resulting in slower loan portfolio growth and a corresponding increase in the securities portfolio.

Index

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio.  Wooster, Ohio is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry.  It is one of the leading agricultural counties in the state.  Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University.  In addition, Wayne County is also the home base of such nationally known companies like The J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company.  It is also the home of many industrial plants, including Packaging Corporation of America, International Paper Company, Morton Salt and Frito-Lay, Inc.  The City of Wooster is a developing regional medical center, with a successful city-owned hospital and significant commitment by the world renowned Cleveland Clinic as they have established new state of the art medical facilities.  Wayne County is also known for its excellence in education.  The College of Wooster was founded in 1866 and serves 1,800 students during the school season.  Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron.  Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in both Rittman and Creston.

Ashland County, which is located due west of Wayne County, also has a diverse economic base.  In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items.  Ashland is also the home of Ashland University, which was founded in 1878 and serves 6,500 students.  The City of Ashland is the county seat and the location of two of the Bank’s branch offices.

Medina County, located just north of Wayne County, is the center of a fertile agricultural region.  While, farming remains the largest industry in the county in terms of dollar value of goods produced, over 100 small manufacturing firms also operate in the county.  The City of Medina is located in the center of the Cleveland-Akron-Lorain Standard Consolidated Statistical Marketing Area.  Medina is located approximately 30 miles south of Cleveland and 15 miles west of Akron.  Due to its proximity to Akron and Cleveland, a majority of Medina County’s labor force is employed in these two cities.  The Bank operates one full-service office in Medina County, which is located in the Village of Lodi.

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

Index

Lending Activities

General.  Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage (“ARM”) loans collateralized by one-to-four family residential properties located in its market area.  The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market.  The Company also originates loans collateralized by non-residential and multi-family residential real estate, as well as commercial business loans. The Company also originates consumer loans to broaden services offered to customers.

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans.  The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less.  At March 31, 2010, approximately $112.9 million, or 32.3%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties.  One-to-four family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity.  From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments.  In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the 2010 fiscal year, the Company sold $5.9 million of fixed rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers.  The Company retains servicing on its sold mortgage loans.  The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base.  The Company has three experienced commercial lenders to manage this portfolio.  The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000.  While commercial business loans increased to $35.6 million at March 31, 2010, as compared to $21.6 million at March 31, 2006, nonresidential real estate and land loans increased from $50.8 million, or 21.3%, of the total loan portfolio at March 31, 2006, to $64.4 million, or 25.5%, of the total loan portfolio at March 31, 2010.

Index

Analysis of Loan Portfolio.  Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	At March 31,
	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$138,669	54.86%	$141,285	54.40%	$142,010	57.49%	$143,942	57.80%	$148,823	62.36%
Residential construction loans	2,097	0.83	1,587	0.61	1,636	0.66	2,019	0.81	4,675	1.96
Multi-family residential	8,637	3.42	8,604	3.31	8,929	3.61	8,938	3.60	7,930	3.32
Non-residential real estate/land(2)	64,390	25.47	70,725	27.23	61,407	24.86	56,049	22.50	50,778	21.28
Total mortgage loans	213,793	84.58	222,201	85.55	213,982	86.62	210,948	84.71	212,206	88.92
Other loans:
Consumer loans(3)	3,402	1.35	4,923	1.90	6,183	2.50	5,460	2.19	4,901	2.05
Commercial business loans	35,565	14.07	32,592	12.55	26,873	10.88	32,648	13.10	21,550	9.03
Total other loans	38,967	15.42	37,515	14.45	33,056	13.38	38,108	15.29	26,451	11.08
Total loans before net items	252,760	100.00%	259,716	100.00%	247,038	100.00%	249,056	100.00%	238,657	100.00%
Less:
Loans in process	2,507		2,506		2,616		7,334		1,729
Deferred loan origination fees	421		400		390		425		443
Allowance for loan losses	2,826		2,484		1,777		1,523		1,484
Total loans receivable, net	$247,006		$254,326		$242,255		$239,774		$235,001
Mortgage-backed securities, net(4)	$96,901		$88,788		$85,879		$69,065		$55,731

_________________________________

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.5 million, $16.9 million, $17.0 million, $19.2 million and $20.9 million, as of March 31, 2010, 2009,  2008, 2007 and 2006, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $110,000, $202,000, $175,000, $204,000 and $674,000 as of March 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(3)	Includes second mortgage loans of $1.1 million, $1.3 million, $1.7 million, $1.6 million and $425,000 as of March 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(4)	Includes mortgage-backed securities and private-label collateralized mortgage obligations designated as available for sale.

Index

           Loan and Mortgage-Backed Securities Maturity and Repricing Schedule.  The following table sets forth certain information as of March 31, 2010, regarding the dollar amount of loans and mortgage-backed securities maturing in the Company’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.  Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

		One	Three	Five	Ten	Beyond
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total
	(In Thousands)

Mortgage loans:
One-to-four family residential(1)
Adjustable	$24,714	$5,404	$611	$-	$-	$-	$30,729
Fixed	128	612	3,336	14,610	42,957	46,272	107,915
Construction:(1)
Adjustable	-	-	-	-	-	-	-
Fixed	-	-	-	-	-	683	683
Multi-family residential, nonresidential and land: (1)
Adjustable	16,354	14,450	15,043	7,467	-	-	53,314
Fixed	424	697	699	1,514	4,178	11,134	18,646
Other Loans:
Commercial business loans	16,103	5,970	7,342	972	4,043	1,135	35,565
Consumer	251	1,205	917	861	-	168	3,402

Total loans	$57,974	$28,338	$27,948	$25,424	$51,178	$59,392	$250,254

Mortgage-backed securities(2)	$2,831	$1,084	$202	$17,037	$33,028	$38,384	$92,566

_____________________________
(1)
Amounts shown are net of loans in process of $1.4 million in residential construction loans and $1.1 million in nonresidential loans. Amounts shown are net of escrow for improvements of $119,000 in one-to-four family residential loans.

(2)	Includes mortgage-backed securities available for sale. Does not include premiums of $2.2 million, discounts of $414,000 and unrealized gains of $2.6 million.

Index

The following table sets forth at March 31, 2010, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities maturing or repricing after March 31, 2011.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One-to-four family residential	$107,787	$6,015
Construction (1)	683	-
Multi-family residential, non-residential and land (1)	18,222	36,960
Consumer	3,129	22
Commercial business	8,679	10,783
Total loans	$138,500	$53,780
Mortgage-backed securities(2)	$89,735	$-
_____________________________
(1)
Amounts shown are net of loans in process of $1.4 million in residential construction loans and $1.1 million in nonresidential loans. Amounts shown are net of escrow for improvements of $119,000 in one-to-four family residential loans.

(2)
Includes mortgage-backed securities available for sale, which totaled $96.9 million as of March 31, 2010.  Does not include premiums of $2.2 million, discounts of $414,000 and unrealized gains of $2.6 million.

One-to-four family Residential Real Estate Loans.  The Company’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area.  The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area.  At March 31, 2010, the Company had $138.7 million, or 54.9%, of its total loan portfolio invested in one-to-four family residential mortgage loans.

The Company’s fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market.  Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions.  The Company’s fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month.  One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company’s one-to-four family residential portfolio has declined $2.6 million or 1.9%, from March 31, 2009, to March 31, 2010.  Sales into the secondary market were $5.9 million, $4.1 million and $6.1 million for the fiscal years ended March 31, 2010, 2009 and 2006, respectively.  Such sales generally constituted current period originations.  The Company had no new secondary market sales for both fiscal 2008 and 2007.  There were no loans identified as held for sale at year end in any of the last five fiscal years ended as of March 31, 2010.

The Company currently offers one-to-four family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates.  Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate risk gap position, and loan products offered by the Company’s competitors.  Despite the Company’s emphasis on ARM loans, the low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans.  As a result, during the year ended March 31, 2010, the Company’s ARM portfolio decreased by $2.4 million, or 7.4%.

The Company offers one ARM loan product.  The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan.  The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin.  However, these loans are underwritten at the fully-indexed interest rate.  All loans require monthly principal and interest payments and negative amortization is not permitted.  One-to-four family residential ARM loans totaled $30.7 million, or 12.2%, of the Company’s total loan portfolio at March 31, 2010.

Index

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence.  In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%.  The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index.  Home equity loans include fixed term adjustable rate loans, as well as lines of credit.  As of March 31, 2010, the Company’s equity loan portfolio totaled $16.4 million, or 11.8%, of its one-to-four family mortgage loan portfolio.

The Company’s one-to-four family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.  Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed rate mortgage loan portfolio.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  The Company’s lending policies limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.  However, the Company makes one-to-four family real estate loans with loan-to-value ratios in excess of 80%.  For 15 year fixed rate and ARM loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, 90.01% to 95%, and 95.01% to 97%, the Company requires the first 6%, 12%, 25% and 30%, respectively, of the loan to be covered by private mortgage insurance.  For 30 year fixed rate loans with loan-to-value ratios of 80.01% to 85%, 85.01% to 90%, and 90.01% to 97%, the Company requires the first 12%, 25%, and 30%, respectively, of the loan to be covered by private mortgage insurance.  The Company requires fire and casualty insurance, as well as title insurance on all properties securing real estate loans made by the Company and flood insurance, where applicable.

Multi-Family Residential Real Estate Loans.  Loans secured by multi-family real estate constituted approximately $8.6 million, or 3.4%, of the Company’s total loan portfolio at March 31, 2010.  The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings.  At March 31, 2010, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $508,000.   The largest multi-family real estate loan had a principal balance of $3.0 million.  Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans.  The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years.  The Company currently does not have any multi-family real estate construction loans.

Index

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Non-Residential Real Estate and Land Loans.  Loans secured by non-residential real estate constituted approximately $64.4 million, or 25.5%, of the Company’s total loan portfolio at March 31, 2010 compared to $50.8 million or 21.3% of the total loan portfolio at March 31, 2006.  This increase is the result of the Company’s strategy to diversify its loan portfolio.  The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings.  At March 31, 2010, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area with an average balance of $304,000.  The largest non-residential real estate loan had a principal balance of $4.1 million.  The terms of each non-residential real estate loan are negotiated on a case by case basis.  Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans.  Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years.  The Company currently does not emphasize non-residential real estate construction loans.  Included in the loan tables above are non-residential construction loans totaling $933,000, of which $703,000 is undisbursed.

Loans secured by non-residential real estate generally involve a greater degree of risk than one-to-four family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction.  Land loans are generally offered with a fixed rate and with terms of up to 5 years.  Land loans totaled $110,000 at March 31, 2010.

Residential Construction Loans.  To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property.  At March 31, 2010, the Company had $2.1 million, or 0.8%, of its total loan portfolio invested in interim construction loans.  The Company makes construction loans to private individuals and to builders.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase.  Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans.  Commercial business loans totaled $35.6 million, or 14.1% of the Company’s total loan portfolio at March 31, 2010. The Company has three experienced commercial lenders and plans to continue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

Index

Consumer Loans.  Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association’s assets.  In addition, an Ohio association is permitted to invest up to 5% of its assets in loans for educational purposes.

As of March 31, 2010, consumer loans totaled $3.4 million, or 1.4%, of the Company’s total loan portfolio.  The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts.  Consumer loans are offered primarily on a fixed rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less.  Such loans are offered on a fixed rate basis with terms of up to ten years.  At March 31, 2010, second mortgage loans totaled $1.1 million, or 0.8%, of one-to-four family mortgage loans.

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

Mortgage-Backed Securities and Private-Label Collateralized Mortgage Obligations.  The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or rated AAA by a nationally recognized credit rating organization in accordance with the Board approved investment policy.  Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities.  These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  Total mortgage-backed securities, including those designated as available for sale, increased from $88.8 million at March 31, 2009 to $96.9 million at March 31, 2010, primarily due to purchases funded with proceeds of maturing agency bonds to increase portfolio yield and reduce reinvestment risk.

Index

The Company’s holdings of private-label collateralized mortgage obligations totaled $3.5 million at March 31, 2010 compared to $8.3 million at March 31, 2009.  As noted above, all such securities were rated AAA at the time of purchase and the remaining four holdings continue to be rated AAA.  The four positions contain collateral that was originated during 2003 or earlier.  In addition, management reviews a monthly analysis of actual and projected cashflows for the four securities to determine whether or not any other-than-temporary impairment  (“OTTI”) exists.  At March 31, 2010 and 2009, no OTTI was identified with respect to these securities.

The Company’s objectives in investing in mortgage-backed securities vary from time to time depending upon market interest rates, local mortgage loan demand, and the Company’s level of liquidity.  Mortgage-backed securities are more liquid than whole loans, can be readily sold in response to market conditions and changes in interest rates and provide monthly principal and interest cash flows that can be used to fund loan demand or reinvested in the securities portfolio.  Mortgage-backed securities purchased by the Company also have lower credit risk because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

Loan Originations, Solicitation, Processing and Commitments.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  The Company has also entered into a number of participation loans with high quality lead lenders.  The participations are outside the Company’s normal lending area and diversify the loan portfolio.  Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan.  An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided.  Conventional mortgage loans up to $240,000 can be approved by the manager of the mortgage loan department.  The mortgage department manager can also approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000.  All loans up to $300,000 can be approved by the Commercial Lending Vice President while the Chief Operations Officer and the Chief Financial Officer can approve only commercial loans up to $300,000.  Any loans between $300,000 and $500,000 must be approved by the Senior Vice President of Commercial Lending or the Chief Executive Officer.   The Loan Committee must approve loans from $500,000 to $1,000,000 and loans in excess of $1,000,000 must be approved by the Board of Directors.  The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority.  All approvals subsequently are ratified monthly by the full Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At March 31, 2010, the Company had commitments to originate $2.2 million of loans.

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

	At March 31,
	2010	2009	2008
	(In Thousands)

Total loans receivable, net at beginning of year	$254,326	$242,255	$239,774
Loans originated:
One-to-four family residential(1)	37,319	30,401	25,159
Multi-family residential(2)	324	285	-
Non-residential real estate/land	8,961	16,381	20,500
Consumer loans	1,071	1,683	3,374
Commercial loans	20,439	22,894	1,163
Total loans originated	68,114	71,644	50,196
Loans sold:
Whole loans	(5,881)	(4,142)	-
Total loans sold	(5,881)	(4,142)	-

Mortgage loans transferred to REO	(3,025)	(826)	(220)
Loan repayments	(66,528)	(54,605)	(47,495)
Total loans receivable, net at end of year	$247,006	$254,326	$242,255

Mortgage-backed securities at beginning of year(3)	$88,788	$85,879	$69,065
Mortgage-backed securities purchased	42,033	21,980	35,613
Mortgage-backed securities sold(3)	(3,055)	-	-
Principal repayments and other activity(3)	(30,865)	(19,071)	(18,799)
Mortgage-backed securities at end of year(3)	$96,901	$88,788	$85,879
__________________________
(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.
(3)	Includes private-label collateralized mortgage obligations.

Loan Origination Fees and Other Income.  In addition to interest earned on loans, the Company generally receives loan origination fees.  The Company accounts for loan origination fees in accordance with FASB ASC 310-20.  To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired.  Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan.  At March 31, 2010, the Company had $421,000 of deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations.  The Company recognized fees and service charges of $1.3 million, $1.3 million and $1.5 million, for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Loans to One Borrower.  Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At March 31, 2010, the Company’s largest concentration of loans to one borrower totaled $4.1 million.  All of the loans in this concentration were current in accordance with their original terms at March 31, 2010.  The Company had no loans at March 31, 2010, which exceeded the loans to one borrower regulations.

Index

Delinquencies and Classified Assets

Delinquencies.  The Company’s collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge.  This notice is followed with a letter again requesting payment when the payment becomes 20 days past due.  If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency.  Also, a repayment plan is established.  If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made.  In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by HUD regulations.  When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for impairment.  With respect to the Bank’s multi-family commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

At March 31, 2010, the Company had non-performing loans of $4.3 million and a ratio of non-performing and impaired loans to loans receivable of 2.63%.  Of the non-performing loans, $2.1 million were one-to-four family residential mortgage loans.  The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.  There was one commercial real estate loan totaling $1.4 million and five commercial loans totaling $772,000 on non-accrual status the end of fiscal 2010. In the opinion of management, as of March 31, 2010, no significant unreserved loss is anticipated on any non-performing loan.  At March 31, 2009, there were two commercial real estate loans totaling $3.0 million on non-accrual.  The largest commercial real estate loan totaled $2.8 million.  The Bank was able to obtain title and transfer this property into real estate owned as of March 31, 2010 at an appraised value of $2.2 million, with the remaining $600,000 charged to the allowance for loan losses.  The second commercial real estate loan was transferred into foreclosed assets held for sale in the first quarter of fiscal 2010 with an initial carrying value of $159,000.  This loan was written down by $20,000 in December 2009 and further written down by $40,000 during February 2010 to a carrying value of $99,000.  At March 31, 2009, the Company had four commercial loans totaling $558,000 on non-accrual status.

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

Index

The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired through foreclosure at the dates indicated.  For all the dates indicated, the Company did not have any material loans which had been restructured pursuant to FASB ASC 310-40.

	At March 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family residential	$2,072	$1,356	$670	$639	$670
All other mortgage loans	152	53	120	44	55
Nonresidential real estate loans	1,320	3,027	1,038	267	-
Non-mortgage loans:
Commercial business loans	772	558	42	-	47
Consumer	3	4	1	-	-
Total non-accrual loans	4,319	4,998	1,871	950	772
Accruing loans 90 days or more delinquent	-	-	-	-	-
Total non-performing loans	4,319	4,998	1,871	950	772
Loans deemed impaired (1)	2,185	180	-	-	-
Total non-performing and impaired loans	6,504	5,178	1,871	950	772
Total real estate owned (2)	2,888	594	93	-	156
Total non-performing and impaired assets	$9,392	$5,772	$1,964	$950	$928

Total non-performing and impaired loans to net loans receivable	2.63%	2.04%	0.77%	0.40%	0.33%
Total non-performing and impaired loans to total assets	1.60%	1.28%	0.47%	0.23%	0.19%
Total non-performing and impaired assets to total assets	2.31%	1.43%	0.49%	0.23%	0.23%
________________________________
(1)	Includes loans deemed impaired of $778,000 that are currently performing.
(2)
Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.  These properties are recorded at the lower of the loan’s unpaid principal balance or fair value less estimated selling expenses.

During the year ended March 31, 2010 and 2009, gross interest income of $196,000 and $242,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest income recognized on non-accrual loans totaled $100,000 and $145,000 for the years ended March 31, 2010 and 2009, respectively.  The Company recognized interest income on impaired loans for fiscal 2010 of $199,000 and $118,000 for fiscal 2009.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	At March 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Loans past due 60-89 days	$1,095	$83	$819	$281	$626
Loans past due 90 days or more	3,804	4,998	1,871	950	772
Total past due 60 days or more	$4,899	$5,081	$2,690	$1,231	$1,398

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

Index

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.
	At March 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Substandard assets(1)	$8,571	$5,900	$2,283	$1,280	$1,119
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$8,571	$5,900	$2,283	$1,280	$1,119
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

During the fiscal years ended March 31, 2010, 2009 and 2008, the Company added $1.6 million, $1.1 million and $234,000, respectively, to the provision for loan losses.  The Company’s allowance for loan losses totaled $2.8 million, $2.5 million and $1.8 million at March 31, 2010, 2009 and 2008, respectively.  Management increased the provision for loan losses in fiscal years 2009 and 2010 primarily due to the increase in non-performing loans and charge-offs, as discussed above under “Delinquencies and Classified Assets – Non-Performing and Impaired Assets,” as well as an increase in the size and risk profile of the loan portfolio.  In addition, management evaluated non-performing commercial loans and made an additional provision based on updated appraisals and the evaluation of these loans.  While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.  To the best of management’s knowledge, all known losses as of March 31, 2010, have been recorded.

Index

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or for the Year Ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Loans receivable, gross	$249,832	$256,810	$244,032	$241,297	$236,485
Average loans receivable, net	252,020	250,220	244,800	237,118	222,629
Allowance balance (at beginning of period)	2,484	1,777	1,523	1,484	1,374
Provision for losses	1,643	1,068	234	100	211
Charge-offs:
Mortgage loans:
One-to-four family	(267)	(49)	(15)	(31)	(73)
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	(784)	(245)	-	(31)	-
Other loans:
Consumer	-	(3)	(1)	(21)	(75)
Commercial	(279)	(74)	-	-	(10)
Gross charge-offs	(1,330)	(371)	(16)	(83)	(158)
Recoveries:
Mortgage loans:
One-to-four family	28	-	13	1	14
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	-	-	-	-	-
Other loans:
Consumer	1	10	23	21	35
Commercial	-	-	-	-	8
Gross recoveries	29	10	36	22	57
Net (charge-offs) recoveries	(1,301)	(361)	20	(61)	(101)

Allowance for loan losses balance (at end of period)	$2,826	$2,484	$1,777	$1,523	$1,484
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.13%	0.97%	0.73%	0.63%	0.63%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.52%	0.14%	(0.01)%	0.03%	0.05%
Ratio of allowance for loan losses to total non-performing assets at end of period	39.22%	43.04%	90.49%	160.32%	159.91%
Ratio of allowance for loan losses to non-performing loans at end of period	65.43%	49.70%	94.98%	160.32%	192.23%

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

	At March 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$802	54.9%	$557	54.4%	$226	57.4%	$169	57.8%	$97	62.4%
Residential construction	-	0.8	-	0.6	-	0.7	-	0.8	-	2.0
Multi-family residential	116	3.4	-	3.3	118	3.6	-	3.6	-	3.3
Non-residential real estate and land	1,220	25.5	1,407	27.2	1,030	24.9	340	22.5	505	21.3
Other loans:
Consumer	40	1.3	27	1.9	45	2.5	72	2.2	40	2.0
Commercial	648	14.1	493	12.6	358	10.9	942	13.1	842	9.0
Total allowance for loan losses	$2,826	100.0%	$2,484	100.0%	$1,777	100.0%	$1,523	100.0%	$1,484	100.0%

Index

Investment Activities

The Company’s investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations.  The carrying value of the Company’s investment securities totaled $23.7 million at March 31, 2010, compared to $29.9 million at March 31, 2009.   The Company’s cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $9.9 million at March 31, 2010, compared to $6.8 million at March 31, 2009, an increase of $3.1 million, or 45.4%.

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

	At March 31,
	2010		2009		2008
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Investment securities:

U.S. Government and agency obligations	$2,651	$2,771	$9,246	$9,490	$17,530	$17,737
Municipal obligations	20,531	20,891	20,469	20,409	17,583	17,800
Total investment securities	23,182	23,662	29,715	29,899	35,113	35,537
Other Investments:
Interest-bearing deposits in other financial
institutions	4,022	4,022	3,855	3,855	5,162	5,162
Federal funds sold	-	-	-	-	6,000	6,000
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025	4,892	4,892
Total investments	$32,229	$32,709	$38,595	$38,779	$51,167	$51,591

Index

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at March 31, 2010.  The Company does not hold any investment securities with maturities in excess of 30 years.

	At March 31, 2010
	One to Five Years		Five to Ten Years		More than Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	$2,300	4.91%	$-	-%	$351	0.75%
Municipal obligations (tax equivalent yields)	860	5.37	4,364	6.04	15,307	6.39
Total investment securities	$3,160	5.04%	$4,364	6.04%	$15,658	6.27%

	At March 31, 2010
	Total Investment
	Securities
	Average			Weighted
	Life	Amortized	Market	Average
	In Years	Cost	Value	Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	4.08	$2,651	$2,771	4.27%
Municipal obligations (tax equivalent yields)	13.75	20,531	20,891	6.27
Total investment securities	12.65	$23,182	$23,662	6.04%

Index

Sources of Funds

General.  Deposits are the major source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the FHLB and the Federal Reserve discount window.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan and mortgage-backed security prepayments are influenced significantly by general interest rates and market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits.  Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market accounts, term certificate of deposit accounts, commercial repurchase agreements and individual retirement accounts.  The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

Deposit Portfolio.  Savings and other deposits in the Company as of March 31, 2010, were comprised of the following:

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Minimum Term	Checking and Savings Deposits	Amount	Balances	Deposits
				(In Thousands)

0.09%	None	Checking accounts	$100	$57,106	18.31%
0.36	None	Savings accounts	25	50,607	16.22
0.67	None	Money market accounts	2,500	43,982	14.10

		Certificates of Deposit

0.85	12 months or less	Fixed term, fixed rate	500	34,551	11.07
2.42	12 to 24 months	Fixed term, fixed rate	500	38,623	12.38
2.66	25 to 36 months	Fixed term, fixed rate	500	20,389	6.54
3.89	36 months or more	Fixed term, fixed rate	500	51,898	16.64
1.43	Negotiable	Jumbo certificates	100,000	14,778	4.74
				$311,934	100.00%

Index

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at			Balance at			Balance at
	March 31,	Percent of	Increase	March 31,	Percent of	Increase	March 31,	Percent of
	2010	Deposits	(Decrease)	2009	Deposits	(Decrease)	2008	Deposits
	(Dollars in Thousands)

Checking accounts	$57,106	18.31%	$4,021	$53,085	17.15%	$2,201	$50,884	16.01%
Savings accounts	50,607	16.22	5,251	45,356	14.65	1,763	43,593	13.72
Money market accounts	43,982	14.10	5,579	38,403	12.41	(1,815)	40,218	12.66
Certificates of deposit(1)
Original maturities of:
12 months or less	34,551	11.07	(17,104)	51,655	16.68	514	51,141	16.09
12 to 24 months	38,623	12.38	6,817	31,806	10.28	(10,351)	42,157	13.27
25 to 36 months	20,389	6.54	4,082	16,307	5.27	(1,836)	18,143	5.71
36 months or more	51,898	16.64	8,340	43,558	14.07	7,506	36,052	11.35
Negotiated jumbo	14,778	4.74	(14,586)	29,364	9.49	(6,179)	35,543	11.19
Total	$311,934	100.00%	$2,400	$309,534	100.00%	$(8,197)	$317,731	100.00%
______________________________
(1)
Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances.  IRAs totaled $34.9 million, $35.3 million and $35.6 million, as of March 31, 2010, 2009 and 2008, respectively.

The following table sets forth the average dollar amount and weighted average rate of deposits in the various types of accounts offered by the Company.

	Years Ended March 31,
	2010			2009			2008
		Percent	Weighted		Percent	Weighted		Percent	Weighted
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$25,980	8.23%	0.00%	$17,138	5.48%	0.00%	$11,870	3.74%	0.00%
Checking accounts	39,038	12.36	0.13	35,008	11.20	0.29	39,727	12.52	0.25
Savings accounts	47,164	14.93	0.36	44,462	14.22	0.53	47,468	14.95	0.59
Money market accounts	40,906	12.95	0.62	38,835	12.42	1.44	33,508	10.56	3.09
Certificates of deposit	162,755	51.53	2.51	177,127	56.68	3.74	184,833	58.23	4.54
Total deposits	$315,843	100.00%	1.54%	$312,570	100.00%	2.35%	$317,406	100.00%	2.94%

Index

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At March 31,
	2010	2009	2008
	(In Thousands)
Rate
0.00- 2.00%	$89,501	$41,978	$2
2.01- 4.00%	48,867	82,740	58,876
4.01- 5.50%	21,871	47,972	124,158
Total	$160,239	$172,690	$183,036

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2010.

	Amount Due
	Less Than	1-2	2-3	After
	One Year	Years	Years	3 Years	Total
Rate	(In Thousands)
0.00- 2.00%	$64,685	$18,761	$4,920	$1,135	$89,501
2.01- 4.00%	19,187	7,004	6,278	16,399	48,868
4.01- 6.00%	4,906	10,219	6,679	66	21,870
Total	$88,778	$35,984	$17,877	$17,600	$160,239

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2010.

Maturity Period	Certificates of Deposit
(In Thousands)

Three months or less	$11,362
Over three months through six months	11,419
Over six months through twelve months	10,511
Over twelve months	20,417
Total	$53,709

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes.  The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank.  At March 31, 2010, the Company had $45.5 million in advances outstanding.

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

Other short-term borrowings consist of repurchase agreements executed with customers as part of a commercial account sweep program.  A portion of the Bank’s securities portfolio is used to support this program.

Index

	Year Ended March 31,
	2010	2009	2008
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$50,000	$46,000	$40,750
Balance at end of period	45,500	46,000	38,500
Average balance	46,616	43,064	36,262

Weighted average interest rate on:
Balance at end of period	4.10%	4.13%	4.59%
Average balance for period	4.01	4.41	4.87

	Year Ended March 31,
	2010	2009	2008
	(Dollars in thousands)

Other short term borrowings:
Maximum month-end balance	$10,229	$11,781	$8,599
Balance at end of period	7,454	10,154	7,287
Average balance	8,346	9,263	6,634

Weighted average interest rate on:
Balance at end of period	0.45%	0.66%	3.09%
Average balance for period	0.40	0.72	3.39

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

The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders.  Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets.

Subsidiaries

At March 31, 2010, the Company did not have any direct unconsolidated subsidiaries.

Index

Total Employees

The Company had 96 full-time employees and 22 part-time employees at March 31, 2010.  None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

As a state-chartered, FDIC insured institution, the Bank is subject to examination, supervision and extensive regulation by the Office of Thrift Supervision (“OTS”), the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”), and the FDIC.  The Bank is a member of, and owns stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The OTS and ODFI regularly examine the Bank and prepare reports of examination addressed to the Company’s Board of Directors regarding any deficiencies that they may find in the Company’s operations.  The FDIC also may examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”).  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.  Any change in such regulation, whether by the FDIC, OTS, ODFI, or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of March 31, 2010, the Company maintained 88.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  A “well-capitalized” institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years.  As of March 31, 2010, the Bank was a “well-capitalized” institution.

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

Prompt Corrective Regulatory Action

Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization.  Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized.  A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

During the first quarter of fiscal 2010 the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions that was paid on September 30, 2009.  Additionally, the FDIC imposed a prepaid risk-based assessment of premiums on all banks for the 2010 through 2012 periods in order to rebuild its insurance fund.  The Bank paid $1.9 million in December and has a remaining prepaid balance of $1.5 million as of March 31, 2010.

The Bank and the Company are participants in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), adopted by the FDIC on November 21, 2008.  The program has two components, the Debt Guarantee Program (“Debt Program”) and the Transaction Account Guarantee Program (“TAG Program”).  Neither the Bank or the Company have issued any debt guaranteed by the Debt Program.  The TAG Program, which has been extended to December 31, 2010, provides insurance for the full amount of business non-interest bearing transaction account balances.  The FDIC charges an additional assessment for participation in the TAG program on the quarterly assessment invoices.  The balances insured and the premium assessment are not material to the Company’s financial statements.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2010, of $5.0 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  FHLB dividends were 4.6% for the fiscal year ended March 31, 2010.  In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company’s net interest income will decline.

Index

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI.  Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities.  Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS but may also be conducted on an alternating basis.  The Bank’s most recent examination during the third fiscal quarter of 2010 was conducted by the ODFI.  Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Index

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

Federal Securities Laws.  The Company registered its common stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

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

Index

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

Retained earnings as of March 31, 2010 include approximately $2.7 million for which no provision for Federal income tax has been made.  This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2006 have been closed by statute or examination.

Ohio Taxation.  The Bank files Ohio franchise tax returns.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.  The Company paid Delaware franchise taxes of $31,000 in fiscal 2010.

Index

ITEM 1A.         Risk Factors

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking  statements  within the  meaning  of  Section  27A of the  Securities  Act  and  Section  21E of the Exchange Act,  which are intended to be covered by the safe harbors  created  thereby.  Those statements include, but may not be  limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the SEC.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking Statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.  The Company encounters a number of risks in the conduct of its business.  A discussion of such risks follows.

The Company is subject to a number of general categories of risks that may adversely affect its financial condition or results of operations, many of which are outside of management’s direct control, though efforts are made to manage those risks while optimizing returns.  Among the types of risks assumed are: (1) credit risk, which the risk of loss due to loan customer or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to the Company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of , or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks.

If one or more of the factors affecting our forward looking statements proves inaccurate, then our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by forward looking statements contained herein.  Therefore, we caution you not to place undue reliance on our forward looking statements.  Except as required by applicable law or regulation, we will not update our forward looking statements to reflect actual results, performance or achievements.

In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business, future results of operations, and future cash flows.

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties.  Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.  The current recession, with associated legislative and regulatory initiatives, may materially adversely affect the Company’s operations.  One example of this affect is the increase in FDIC insurance premiums and special assessments due to bank failures.

Index

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

Index

Our allowance for losses on loans may not be adequate to cover probable losses.  We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations and, possibly, our financial condition.

Growth Strategy.  The Company has pursued and continues to pursue a strategy of organic growth. The success of the Company's growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services.  This growth strategy may present special risks, such as the risk that the Company will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing  new products and services, the risk that the Company will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

Organizational Documents; Anti-Takeover Provisions.  In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company.  For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes.  Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire  ownership or control of the Company, and the principal stockholders  would be able to defeat any acquisition proposal that requires approval of the Company's  stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company.  Further, the Company has 500,000 shares of authorized but unissued preferred stock, par value $ .10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price.  The Company’s common stock is traded on the Nasdaq Capital Market under the symbol "WAYN." During the 12 months ended March 31, 2010, the average weekly trading volume in the Company’s common stock was approximately 9,654 shares per week.  There can be no assurance given as to the liquidity of the market for the common stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the common stock and other factors beyond the control of the Company.  The market price of the common stock could be adversely affected by the sale of additional shares of common stock owned by the Company's current shareholders.  The market price for the common stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the common stock.

Dependence on Management. The Company's success depends to a great extent on its senior management, including its President, Phillip E. Becker, Chief Financial Officer, H. Stewart Fitz Gibbon III and Chief Operations Officer, Steven G. Dimos. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

Index

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

                Holding Company Structure; Government Regulations and Policies.  The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from the Bank to the Company.  Under state and federal banking law, the payment of dividends by the Bank to the Company is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to its shareholders.

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

ITEM 1B.       Unresolved Staff Comments

Not applicable.

Index

ITEM 2.       Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area.  The following table sets forth information about its offices as of March 31, 2010.

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration

North Market Street Office 151 N. Market Street Wooster, Ohio	Owned	1902	N/A
Cleveland Point Financial Center 1908 Cleveland Road Wooster, Ohio	Owned	1978	N/A
Madison South Office 2024 Millersburg Road Wooster, Ohio	Owned	1999	N/A
Northside Office 543 Riffel Road Wooster, Ohio	Leased	1999	2019
Millersburg Office 90 N. Clay Street Millersburg, Ohio	Owned	1964	N/A
Claremont Avenue Office 233 Claremont Avenue Ashland, Ohio	Owned	1968	N/A
Buehlers-Sugarbush Office 1055 Sugarbush Drive Ashland, Ohio	Leased	2001	2021
Rittman Office 237 North Main Street Rittman, Ohio	Owned	1972	N/A
Lodi Office 303 Highland Drive Lodi, Ohio	Owned	1980	N/A
North Canton Office 1265 S. Main Street North Canton, Ohio	Owned	1998	N/A
Creston Office 121 N. Main Street Creston, Ohio	Owned	2005	N/A

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

ITEM 4.         Removed and Reserved

PART II

ITEM 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Nasdaq Capital Market using the symbol “WAYN.”  The following table sets forth the high and low trading prices of the Company’s common stock during the two most recent fiscal years, together with the cash dividends declared.

			Cash
Fiscal Year Ended			Dividend
March 31, 2010	High	Low	Declared

First quarter	$ 6.50	$ 5.07	$.050
Second quarter	$ 6.00	$ 4.80	$.050
Third quarter	$ 6.86	$ 5.25	$.050
Fourth quarter	$ 8.95	$ 5.93	$.060

			Cash
Fiscal Year Ended			Dividend
March 31, 2009	High	Low	Declared

First quarter	$10.66	$ 8.50	$.120
Second quarter	$10.34	$ 8.75	$.120
Third quarter	$ 8.98	$ 6.05	$.120
Fourth quarter	$ 8.24	$ 4.42	$.050

Index

As of April 15, 2010, the Company had 1,304 shareholders of record and 3,004,113 shares of common stock outstanding.  This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations, and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

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

Index

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

	At March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$406,032	$404,421	$401,584	$405,737	$403,679
Loans receivable, net	247,006	254,326	242,255	239,774	235,001
Mortgage-backed securities (1)	96,901	88,788	85,879	69,065	55,731
Investment securities	23,660	29,897	35,531	54,693	73,307
Cash and cash equivalents (2)	9,875	6,790	13,063	17,215	14,123
Deposits	311,934	309,534	317,731	327,987	326,866
Stockholders’ equity	36,995	34,413	34,104	34,433	35,516

___________________
(1)  Includes mortgage-backed securities available for sale and private-label collateralized mortgage obligations.
(2)  Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	For the Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$19,940	$21,472	$22,958	$22,410	$19,688
Interest expense	6,645	9,321	11,793	11,198	8,280
Net interest income	13,295	12,151	11,165	11,212	11,408
Provision for losses on loans	1,643	1,068	234	100	211
Net interest income after provision for losses
on loans	11,652	11,083	10,931	11,112	11,197
Noninterest income	2,051	1,733	1,921	1,643	1,778
Noninterest expense	10,860	10,407	10,278	9,744	10,900
Income before income taxes	2,843	2,409	2,574	3,011	2,075
Federal income taxes	606	546	610	850	435

NET INCOME	$2,237	$1,863	$1,964	$2,161	$1,640

Basic earnings per share	$0.77	$0.64	$0.65	$0.68	$0.50
Diluted earnings per share	$0.77	$0.64	$0.65	$0.68	$0.50
Cash dividends declared
per common share	$0.21	$0.41	$0.48	$0.48	$0.48

Index

	At or For the Year Ended March 31,
	2010	2009	2008	2007	2006

Key Operating Ratios and Other Data:
Return on average assets (net income divided
by average total assets)	0.55%	0.46%	0.49%	0.54%	0.42%

Return on average equity (net income
divided by average equity)	6.16	5.56	5.69	6.09	4.42

Average equity to average assets	9.00	8.35	8.65	8.83	9.47

Equity to assets at year end	9.11	8.51	8.49	8.49	8.80

Interest rate spread (difference between average
yield on interest-earning assets and average
cost of interest-bearing liabilities)	3.41	3.12	2.82	2.83	3.02

Net interest margin (net interest income
as a percentage of average interest-
earning assets)	3.50	3.21	2.96	2.96	3.11

Noninterest expense to average assets (1)	2.69	2.59	2.58	2.42	2.83

Nonperforming and impaired loans
to loans receivable, net	2.63	2.04	0.94	0.40	0.33

Nonperforming and impaired assets
to total assets	2.31	1.44	0.59	0.23	0.23

Average interest-earning assets to average
interest-bearing liabilities	104.82	103.85	104.62	104.46	104.09

Allowance for loan losses to nonperforming
and impaired loans	43.45	47.97	77.84	160.32	192.23

Allowance for loan losses to nonperforming
and impaired assets	30.09	43.04	74.79	160.32	159.91

Net interest income after provision for losses
on loans, to noninterest expense (1)	107.29	106.50	106.35	114.04	102.72

Number of full-service offices	11	11	11	11	11

Dividend payout ratio	28.21	63.50	76.17	70.59	96.00
_________________
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

The Company’s net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loan, mortgage-backed securities and investment portfolios, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company’s net income also is affected by its provision for loan losses, as well as the amount of noninterest income, including trust income, deposit service charges and gain on the sale of loans into the secondary market, and noninterest expense, such as salaries and employee benefits, federal deposit insurance premiums, occupancy and equipment costs, and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities as more fully described under “Risk Factors” above.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and community-oriented bank dedicated to providing quality service and products to its customers.  The Company has sought to implement this strategy in recent years by: (1) closely monitoring the needs of customers and providing personal, quality customer service; (2) continuing the origination of a wide array of loan products in the Company’s market area; (3) managing interest rate risk exposure by better matching asset and liability maturities and rates; (4) increasing fee income, including the continuing growth of the trust department and participation in the secondary mortgage market; (5) managing asset quality; (6) maintaining a strong retail deposit base; (7) maintaining capital in excess of regulatory minimum requirements; and (8) emphasizing the commercial loan program to add high quality, higher yielding and shorter duration assets to the Company’s loan portfolio.

Discussion of Financial Condition Changes from March 31, 2009 to March 31, 2010

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Economic circumstances, the Company’s operations, and actual results could differ significantly from those discussed in forward-looking statements.  Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company’s general market area.  The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:  (1) management’s determination of the amount and adequacy of the allowance for loan losses; (2) the effect of changes in interest rates; (3) management’s opinion as to the effects of recent accounting pronouncements on the Company’s consolidated financial statements; and (4) management’s opinion as to the Bank’s ability to maintain regulatory capital at current levels.  The Company considers the allowance for loan losses and related loss provision to be a critical accounting policy.  A detailed discussion as to the application of such policy is set forth in Note 1 to the financial statements.

Index

At March 31, 2010, total assets increased to $406.0 million from the $404.4 million total at March 31, 2009 mainly due to increases in cash and due from banks of $2.9 million, available-for-sale securities of $2.1 million, foreclosed assets held for sale of $2.3 million and prepaid FDIC assessment of $1.5 million, partially offset by a decrease in loans of $7.3 million.   During the fiscal year ended March 31, 2010, loans receivable decreased $7.3 million, or 2.9%, as the Bank originated and retained $62.2 million of loans, received payments of $66.5 million and transferred $3.0 million to foreclosed assets held for sale.   Rather than reinvest funds from repayments on loans in long-term, fixed rate and lower yielding residential loans, management has invested in shorter term mortgage-backed securities to limit interest rate risk in the current rate environment.

At March 31, 2010 and 2009, the allowance for loan losses totaled $2.8 million, or 1.13% of total loans and $2.5 million, or 0.97%, of total loans, respectively.  In determining the amount of the loan loss allowance at any point of time, management and the board systematically determine the risk of loss in the portfolio.  First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value.  At March 31, 2010, all delinquent nonresidential, multi-family and commercial loans were analyzed, with $538,000 of the reserve being allocated to these categories of loans.  The largest loan in this category totaled $1.3 million at March 31, 2010.  The second step in determining the allowance for loan losses entails the application of historic loss experience to individual loan types in the portfolio.  In addition to the historic loss percentage, management employs an additional risk percentage tailored to the Board’s and management’s perception of the overall risk in the economy.  Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process.  Management recorded a $1.6 million provision for losses on loans for fiscal 2010, an increase of $575,000 over the $1.1 million recorded for the fiscal year ended March 31, 2009, primarily due to the increase in non-performing loans and increased charge-offs.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004.  In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis.  During fiscal 2009, the Company changed the date of its annual goodwill impairment test from December 31 to its fiscal year end date of March 31.  Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at this time.

A prepaid asset of $1.5 million was created in the third fiscal quarter of 2010 due to the FDIC imposing a prepaid assessment on all insured institutions, including the Company’s subsidiary.  The amount of the prepaid premium covered the fourth calendar quarter of 2009 and all of calendar years 2010, 2011 and 2012 and included a 5% deposit growth assumption.  Actual deposit insurance premium expense is calculated by the FDIC on a quarterly basis, with the expense being charged to the prepaid asset.  Any balance remaining in June 2013, will be refunded to the Company’s subsidiary bank.

Deposits totaled $311.9 million at March 31, 2010, an increase of $2.4 million, or 0.8%, from $309.5 million at March 31, 2009.  Savings accounts increased by $5.3 million, or 11.6%, demand accounts increased $4.0 million, or 7.6%, and money market accounts increased $5.6 million, or 14.5%, partially offset by a decrease in certificates of deposit of $12.5 million, or 7.2%. The Company experienced an increase in low cost liquid deposit accounts as customers chose to keep funds in more liquid types of accounts due to the low level of market interest rates and as management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.

Index

Other short term borrowings decreased by $2.7 million as a result of a decrease in commercial repurchase agreements by rate sensitive customers, as reduced economic activity appears to be reducing excess cash balances for a number of the Company’s customers.

Advances from the FHLB decreased $500,000, from $46.0 million at March 31, 2009 to $45.5 million at March 31, 2010.  During the period, $12 million in fixed rate and term advances matured and were renewed into $11.5 million of new fixed rate and term advances maturing in 2012 and 2014 to extend liability duration for interest rate risk management purposes at a cost lower than attempting to extend liability duration through the acquisition or retention of retail certificates of deposit.

Stockholders’ equity totaled $37.0 million, an increase of $2.6 million, or 7.5%, during the year ended March 31, 2010, due primarily to $2.2 million in net income for the fiscal year ended March 31, 2010, an increase of $900,000 in accumulated other comprehensive income resulting from the unrealized gains on available for sale securities during fiscal 2010 and amortization of the ESOP shares of $76,000.  These increases were offset by dividends totaling $631,000 for fiscal 2010.

Comparison of Operating Results for the Years Ended March 31, 2010 and 2009

General

Net income totaled $2.2 million for the fiscal year ended March 31, 2010, an increase of $374,000 from net income for the fiscal year ended March 31, 2009.  The increase in net income was primarily attributable to an increase in net interest income of $1.1 million partially offset by an increase in the provision for losses on loans of $575,000.

Interest Income

Interest income decreased $1.5 million or 7.1%, to $19.9 million for the fiscal year ended March 31, 2010, compared to fiscal 2009.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 5.25% from 5.67% for the fiscal year ended March 31, 2010, offset by an increase in the average balance of $1.0 million, or 0.3%.  The yield decrease was primarily due to the reduction in overall market rates.  These rate decreases have negatively affected the yields earned on the Company’s interest earning assets and the most immediate decrease is reflected in the yield on interest-bearing deposits.

Interest income on loans decreased $900,000, or 6.1%, for the year ended March 31, 2010, compared to fiscal 2009, due primarily to a 41 basis point decrease in the weighted-average yield on loans outstanding, offset by a $1.8 million, or 0.7%, increase in the average balance of loans year over year.  The decrease in the yield was due to the decrease in market interest rates and the corresponding downward impact on new originations.

Interest income on securities decreased $539,000, or 9.2%, during fiscal 2010, compared to fiscal 2009, due primarily to a decrease of 33 basis points in the weighted-average yield to 4.66% as compared to 4.99%, from the comparable 2009 period, generally reflecting reinvestment in lower yielding mortgage backed securities as higher yielding securities prepaid or matured, and a decrease of $3.2 million, or 2.7%, in the average balance.

Interest income on interest-earning deposits decreased by $54,000, or 18.5%, for the fiscal year ended March 31, 2010, due primarily to a decrease in the weighted-average yield of 90 basis points to 1.80%, partially offset with an increase in the average balance of $2.4 million, or 22.1%.  As previously mentioned, the decrease in the yield was primarily due to the overall decrease in market rates.

Index

Interest Expense

Interest expense for the fiscal year ended March 31, 2010, totaled $6.6 million, a decrease of $2.7 million, or 28.7%, compared to interest expense for the fiscal year ended March 31, 2009.  The decrease in interest expense resulted from a decrease in the weighted-average cost of funds of 72 basis points to 1.83% for fiscal 2010, combined with a decrease of $2.4 million, or 0.7%, in the average balance of deposits and borrowings outstanding in fiscal 2010.

Interest expense on deposits totaled $4.7 million for fiscal 2010, a decrease of $2.6 million, or 35.5%, compared to fiscal 2009.  The decrease in deposit costs resulted from a decrease of 81 basis points in the weighted-average cost of deposits to 1.54% for fiscal 2010, combined with a decrease in the average balance outstanding of $5.1 million, or 1.6%.  In addition, as noted earlier, a shift in the composition of deposits from higher cost certificates of deposit to lower cost checking and savings accounts contributed to the decrease in the cost of deposits, along with a general decline in overall market rates.

Interest expense on other short-term borrowings totaled $33,000 for the year ended March 31, 2010, a decrease of $34,000, or 50.7%, from the 2009 period, due primarily to a decrease in the weighted-average rate of 32 basis points to 0.40% for the fiscal year ended March 2010.  The rate decrease, again, was the result of an overall decline in market rates.

Interest expense on borrowings totaled $1.9 million for the year ended March 31, 2010, an increase of $32,000, or 1.7%, from the 2009 period, due primarily to an increase in the average balance of $3.6 million, or 8.4%, partially offset with a decrease in the weighted-average rate of 41 basis points to 4.00% for the fiscal year ended March 31, 2010 as a result of lower interest rates on renewed advances.  The increase in the average balance was due to increased borrowings to offset the runoff in deposits due to management’s strategic pricing strategy that focused on the maintenance of customer relationships while avoiding high cost retail deposits and management’s strategy of extending liability duration with advances to mitigate interest rate risk.

Net Interest Income

Net interest income totaled $13.3 million for the fiscal year ended March 31, 2010, an increase of $1.1 million, or 9.4%, from the amount for fiscal 2009.  The average interest rate spread increased to 3.42% for fiscal 2010 from 3.12% for fiscal 2009.  The net interest margin increased to 3.50% for fiscal 2010 from 3.21% for the fiscal year ended March 31, 2009.  The 42 basis point decrease in the yield on average interest earning assets was more than offset by the 72 basis point decrease in the cost of funds.  As noted earlier, a decrease in overall market interest rates and shift in the composition of deposits from higher cost certificates of deposit to lower cost checking and savings accounts contributed to the decrease in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $1.6 million for the fiscal year ended March 31, 2010, compared to a provision for losses on loans of $1.1 million for the fiscal year ended March 31, 2009.  At March 31, 2010, all delinquent nonresidential, multi-family and commercial loans were analyzed, resulting in a specific valuation reserve allocation of $538,000. The increase in the provision expense also reflects an increase in the levels of delinquent loans and management’s analysis of economic conditions in the Bank’s market areas.  In the opinion of management, as of March 31, 2010, the carrying value of all non-performing loans as of March 31, 2010, is expected to be realized.

Index

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, gains on the sale of securities designated as available-for-sale, trust income and deposit service fees increased by $318,000, or 18.3%, to $2.1 million for the fiscal year ended March 31, 2010, from $1.7 million for the fiscal year ended March 31, 2009, as all categories saw a year over year increase.  The increase was primarily due to an increase of $136,000 in the gain on sale of loans and $122,000 in gain on the sale of available-for-sale securities.  There were no sales of securities in fiscal year 2009.  Available-for-sale securities were sold during fiscal 2010 to reduce credit risk exposure associated with private-label mortgage-backed securities and to reduce interest rate risk associated with callable securities.  As described under Item 1 above, management engages in limited sales of newly originated loans to limit the buildup of interest rate risk on the balance sheet and to provide liquidity to accommodate additional refinancing activity.  Deposit service fees, charges and other operating income resulted in an increase of $40,000, or 3.1%, over the previous year.  Finally, both trust income and earnings on bank-owned life insurance were up by $18,000 and $2,000, respectively, as trust portfolio market values and insurance portfolio yields increased year over year.

Noninterest Expense

Noninterest expense increased by $453,000, or 4.4%, to $10.9 million for the fiscal year ended March 31, 2010, compared to the fiscal year ended March 31, 2009.  The increase in noninterest expense was primarily due to an increase of $576,000 in federal deposit insurance premiums.  During fiscal 2010, the FDIC both increased its assessment rate schedule and imposed a special assessment on all insured institutions.  This increase was combined with an increase in salaries and employee benefits of $118,000, or 2.1%, primarily from merit increases and increased employee healthcare costs.  These increases were offset by a decrease in occupancy and equipment expense of $184,000, or 9.0%, as result of decreased depreciation expense as older equipment was fully depreciated and management carefully controlled the purchase of new capital items and reduced data processing costs associated with new equipment and renegotiated data processing contracts.  Franchise taxes also decreased $94,000 year over year mainly due to a receivable reduction in 2009 from an amendment of prior period returns.

Federal Income Taxes

Federal income tax expense was $606,000 for the year ended March 31, 2010, reflecting an increase of $60,000 from fiscal 2009 primarily due to an increase of $434,000 in pre-tax income, partially offset by additional tax-exempt securities purchased during the year.  The difference in the effective tax rate of 21.3% from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value of life insurance and other tax-exempt obligations.

Index

AVERAGE BALANCE SHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year Ended March 31,
		2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$252,020	$14,360	5.70%	$250,220	$15,299	6.11%
Investment securities (2)	114,735	5,342	4.66	117,892	5,881	4.99
Interest-earning deposits (3)	13,215	238	1.80	10,819	292	2.70
Total interest-earning assets	379,970	19,940	5.25	378,931	21,472	5.67

Non-interest-earning assets	23,280			22,455

Total assets	$403,250			$401,386

Interest-bearing liabilities:
Deposits	$307,497	4,744	1.54	$312,570	7,354	2.35
Other short term borrowings	8,346	33	0.40	9,263	67	0.72
Borrowings	46,663	1,868	4.00	43,064	1,900	4.41
Total interest-bearing liabilities	362,506	6,645	1.83	364,897	9,321	2.55

Non-interest-bearing liabilities	4,454			2,992

Total liabilities	366,960			367,889

Stockholders’ equity	36,290			33,497

Total liabilities and stockholders’ equity	$403,250			$401,386

Net interest income		$13,295			$12,151

Interest rate spread (4)			3.42%			3.12%

Net yield on interest-earning assets (5)			3.50%			3.21%
Ratio of average interest-earning assets to average
interest-bearing liabilities			104.82%			103.85%
_________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available for sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended March 31,
	2010 vs. 2009			2009 vs. 2008
	Increase			Increase
	(decrease)		Total	(decrease)		Total
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest income attributable to:
Loans receivable	$109	$(1,048)	$(939)	$359	$(1,606)	$(1,247)
Investment securities	(154)	(385)	(539)	(114)	63	(51)
Interest-bearing deposits	56	(110)	(54)	(34)	(154)	(188)
Total interest-earning assets	(11)	(1,543)	(1,532)	211	(1,697)	(1,486)

Interest expense attributable to:
Deposits	(118)	(2,492)	(2,610)	(165)	(2,282)	(2,447)
Other short term borrowings	(6)	(28)	(34)	77	(235)	(158)
Federal Home Loan Bank Borrowings	152	(184)	(32)	317	(184)	133
Total interest-bearing liabilities	(28)	(2,704)	(2,676)	229	(2,701)	(2,472)
Increase (decrease) in net interest income	$(17)	$1,161	$1,144	$(18)	$1,004	$986

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds.  In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements.  Federal funds sold and other liquid assets outstanding at March 31, 2010 and 2009, amounted to $129.7 million and $124.5 million, respectively.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities.  The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of securities.  Liquidity management is both a daily and long-term function of business management.  If the Bank requires funds beyond its ability to generate funds internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  At March 31, 2010, the Company had $45.5 million in outstanding advances from the FHLB.  At March 31, 2010, the Company had additional borrowing capacity from the FHLB totaling $40.2 million based on the Bank’s one-to four-family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multifamily loans.  The Bank also has pledged $19.2 million to secure a line of credit with the Federal Reserve Bank of $17.1 million.  The Bank has the ability to pledge remaining investments and mortgage-backed securities of $57.2 million which would allow the Bank the ability to borrow additional funds from the FHLB.

Index

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2010:

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$91	$98	$3	$-	$192
Advances from the Federal Home Loan Bank	9,500	27,000	9,000	-	45,500
Other short term borrowings	7,454	-	-	-	7,454
Certificates of deposit maturities	88,778	53,861	16,949	651	160,239

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	160	-	-	-	160
Credit card/overdraft lines of credit	328	-	-	-	328
Home equity/commercial lines of credit	29,500	-	-	-	29,500
One-to-four family and multi-family loans	2,482	-	-	-	2,482

Total contractual obligations	$138,293	$80,959	$25,952	$651	$245,855

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

Index

Asset and Liability Management-Interest Rate Sensitivity Analysis (continued)

Presented below, as of March 31, 2010 and 2009, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 and 200 basis point decrease in market interest rates.

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

As of March 31, 2010
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(In thousands)

+300	bp	$27,386	$(18,600)	(40)%	7.33%	(384	)bp
+200	bp	33,233	(12,753)	(28)	8.59	(258)
+100	bp	38,981	(7,005)	(15)	9.77	(140)
0	bp	45,986	-	-	11.17	-
-100	bp	47,992	2,006	4	11.43	26
-200	bp	*	*	*	*	*

*Modeling for the 200 basis point decrease has been temporarily discontinued due to the low current rate environment.

As of March 31, 2009
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(In thousands)

+300	bp	$35,143	$(14,761)	(30)%	9.15%	(278	)bp
+200	bp	41,483	(8,421)	(17)	10.46	(147)
+100	bp	47,214	(2,690)	(5)	11.54	(39)
0	bp	49,904	-	-	11.93	-
-100	bp	50,450	546	1	11.85	(8)
-200	bp	50,605	701	1	11.72	(21)
The Company’s policy in recent years had been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments and mortgage-backed securities and extending liabilities through promoting cost effective long term retail certificates of deposit or the use of long-term FHLB advances.  However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed rate loans to ARM loans.  Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2010.

The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

The Company has an Asset-Liability Management Committee (“ALCO”), which is responsible for reviewing the Company’s asset-liability policies.  The Committee meets and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.  The Bank has operated within the framework of its prescribed NPV risk range for each of the last three years.

Index

ITEM 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Wayne Savings Bancshares, Inc.
Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
June 14, 2010

Index
Wayne Savings Bancshares, Inc.
Consolidated Balance Sheets
March 31, 2010 and 2009
(In thousands, except share data)

	2010	2009
Assets
Cash and due from banks	$5,853	$2,935
Interest-bearing deposits	4,022	3,855
Cash and cash equivalents	9,875	6,790

Available-for-sale securities	119,863	117,733
Held-to-maturity securities	698	952
Loans, net of allowance for loan losses of $2,826 and $2,484 at March 31, 2010 and 2009, respectively	247,006	254,326
Premises and equipment	7,291	7,553
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	2,888	594
Accrued interest receivable	1,602	1,675
Bank-owned life insurance	6,754	6,508
Goodwill	1,719	1,719
Other intangible assets	378	471
Prepaid Federal Deposit Insurance Corporation premiums	1,541	8
Other assets	1,222	1,040
Prepaid federal income taxes	170	27
Total assets	$406,032	$404,421

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$57,106	$53,085
Savings and money market	94,589	83,759
Time	160,239	172,690
Total deposits	311,934	309,534
Other short-term borrowings	7,454	10,154
Federal Home Loan Bank advances	45,500	46,000
Interest payable and other liabilities	2,818	3,237
Deferred federal income taxes	1,331	1,083
Total liabilities	369,037	370,008
Commitments and Contingencies	–	–
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	–	–
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,012	36,028
Retained earnings	14,332	12,726
Shares acquired by ESOP	(807)	(899)
Accumulated other comprehensive income	1,590	690
Treasury stock, at cost
Common: 974,618 shares	(14,530)	(14,530)
Total stockholders’ equity	36,995	34,413
Total liabilities and stockholders’ equity	$406,032	$404,421

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Income
Years Ended March 31, 2010 and 2009
(In thousands, except per share data)

	2010	2009
Interest and Dividend Income
Loans	$14,360	$15,299
Securities	5,342	5,881
Dividends on Federal Home Loan Bank stock and other	238	292

Total interest and dividend income	19,940	21,472

Interest Expense
Deposits	4,744	7,354
Other short term borrowings	33	67
Federal Home Loan Bank advances	1,868	1,900

Total interest expense	6,645	9,321

Net Interest Income	13,295	12,151

Provision for Loan Losses	1,643	1,068

Net Interest Income After Provision for Loan Losses	11,652	11,083

Noninterest Income Gain on sale of securities available-for-sale	122	-
Gain on loan sales	185	49
Trust income	197	179
Earnings on bank-owned life insurance	227	225
Service fees, charges and other operating	1,320	1,280

Total noninterest income	2,051	1,733

Noninterest Expense
Salaries and employee benefits	5,822	5,704
Net occupancy and equipment expense	1,855	2,039
Federal deposit insurance premiums	697	121
Franchise taxes	358	452
Provision for impairment on foreclosed assets held for sale	137	134
Loss (gain) on sale of foreclosed assets held for sale	24	(8)
Loss on disposal of premises and equipment	4	-
Amortization of intangible assets	93	106
Other	1,870	1,859

Total noninterest expense	10,860	10,407

Income Before Federal Income Taxes	2,843	2,409

Provision for Federal Income Taxes	606	546

Net Income	$2,237	$1,863

Basic Earnings Per Share	$.77	$.64

Diluted Earnings Per Share	$.77	$.64

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2010 and 2009
(In thousands, except per share data)

				Shares		Accumulated
		Additional		Acquired		Other
	Common	Paid-in	Retained	By	Treasury	Comprehensive
	Stock	Capital	Earnings	ESOP	Stock	Income	Total
Balance, April 1, 2008	$398	$36,127	$12,450	$(1,097)	$(14,481)	$707	$34,104
Comprehensive income
Net income	–	–	1,863	–	–	–	1,863
Unrealized gains on securities designated as available for sale, net of related taxes	–	–	–	–	–	114	114
Change in unrecognized net loss in net periodic pension cost, net of related taxes	–	–	–	–	–	(131)	(131)
Total comprehensive income							1,846
Cash dividends - $0.41 per share	–	–	(1,183)	–	–	–	(1,183)
Purchase of treasury stock – shares at cost	–	–	–	–	(49)	–	(49)
Liability recognized for split-dollar life insurance obligations	–	–	(404)	–	–	–	(404)
Amortization of expense related to ESOP	–	(99)	–	198	–	–	99
Balance, March 31, 2009	398	36,028	12,726	(899)	(14,530)	690	34,413
Comprehensive income
Net income	–	–	2,237	–	–	–	2,237
Unrealized gains on securities designated as available for sale, net of related taxes	–	–	–	–	–	881	881
Change in unrecognized net loss in net periodic pension cost, net of related taxes	–	–	–	–	–	19	19
Total comprehensive income							3,137
Cash dividends - $.21 per share	–	–	(631)	–	–	–	(631)
Amortization of expense related to ESOP	–	(16)	–	92	–	–	76
Balance, March 31, 2010	$398	$36,012	$14,332	$(807)	$(14,530)	$1,590	$36,995

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2010 and 2009
(In thousands)

	2010	2009
Operating Activities
Net income	$2,237	$1,863
Items not requiring (providing) cash
Depreciation and amortization	578	663
Provision for loan losses	1,643	1,068
Amortization of premiums and discounts on securities	76	(109)
Amortization of mortgage servicing rights	37	30
Amortization of deferred loan originations fees	(90)	(62)
Amortization of intangible asset	93	106
Deferred income taxes	(206)	(360)
Net gains on sales of loans	(185)	(49)
Net gains on sales of available-for-sale securities	(122)	-
Proceeds from sale of loans in the secondary market	5,982	4,151
Origination of loans for sale in the secondary market	(5,797)	(4,143)
Amortization expense of stock benefit plan	76	99
Provision for impairment on foreclosed assets held for sale	137	134
Loss (gain) on sale of foreclosed assets held for sale	24	(8)
Federal Home Loan Bank stock dividends	-	(133)
Increase in value of bank-owned life insurance	(246)	(240)
Changes in
Accrued interest receivable	73	78
Prepaid Federal Deposit Insurance Corporation premiums	(1,533)	(8)
Other assets	(362)	446
Interest payable and other liabilities	(417)	385

Net cash provided by operating activities	1,998	3,911

Investing Activities
Purchases of available-for-sale securities	(42,504)	(27,001)
Proceeds from maturities of available-for-sale securities	36,624	29,721
Proceeds from maturities of held-to-maturity securities	252	286
Proceeds from sale of available-for-sale securities	5,132	-
Net change in loans	2,742	(13,863)
Purchase of premises and equipment	(316)	(204)
Proceeds from sale of foreclosed assets	570	199

Net cash provided by (used in) investing activities	2,500	(10,862)

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended March 31, 2010 and 2009
(In thousands)

	2010	2009
Financing Activities
Net change in deposits	$2,400	$(8,197)
Net change in other short-term borrowings	(2,700)	2,867
Proceeds from Federal Home Loan Bank advances	20,300	64,660
Repayments of Federal Home Loan Bank advances	(20,800)	(57,160)
Advances by borrowers for taxes and insurance	(12)	(49)
Cash dividends paid	(601)	(1,394)
Treasury stock purchases	-	(49)

Net cash provided by (used in) financing activities	(1,413)	678

Increase (Decrease) in Cash and Cash Equivalents	3,085	(6,273)

Cash and Cash Equivalents, Beginning of Year	6,790	13,063

Cash and Cash Equivalents, End of Year	$9,875	$6,790

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$6,783	$9,390

Federal income taxes paid	$965	$750

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate owned and other repossessed assets	$3,025	$826

Unrealized gains on securities designated as available for sale, net of related tax effects	$881	$114

Minimum pension liability adjustment, net of related tax effects	$19	$(131)

Recognition of mortgage servicing rights	$59	$41

Dividends payable	$180	$150

See Notes to Consolidated Financial Statements

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

The Company’s primary deposit products are checking, savings and term certificate accounts.  Wayne Savings Community Bank’s primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Cash Equivalents (continued)

One or more of the financial institutions holding the Company’s cash accounts are participating in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program.  Under the program, through December 31, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008.  The increase in federally insured limits is currently set to expire December 31, 2013.  At March 31, 2010, the Company’s cash accounts at institutions other than the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland did not exceed federally insured limits.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.  At March 31, 2010 and 2009, the Company did not have any loans held for sale.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is determined based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.  An accelerated method is used for tax purposes.  Leasehold improvements are also stated at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock.  The required investment in the common stock is based on a predetermined formula.  The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value.  At March 31, 2010, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives.  Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at March 31, 2010 and 2009, is as follows:

	2010	2009
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - gross	974	974
Other intangible assets - amortization	(596)	(503)

Total	$2,097	$2,190

The Company recorded amortization relative to intangible assets totaling $93,000 and $106,000 for the fiscal years ended March 31, 2010 and 2009, respectively.  The Company anticipates $91,000 of amortization for fiscal 2011, 2012, 2013 and 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years.  Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment.  During fiscal 2009, the Company changed the date of its annual goodwill impairment test from December 31 to its fiscal year end date of March 31.  Management believes that the accounting change is preferable in the circumstances because it incorporates the most current market and other information to produce a goodwill impairment analysis that will provide timely and accurate information to the shareholders and other users of the Company’s financial statements.  The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using either the fair value or the amortization method.  The Company has elected to subsequently measure the mortgage servicing rights for consumer mortgage loans using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first-in, first-out method.

Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 15.

The Company accounts for the plan in accordance with the fair value recognition provisions of  FASB ASC 718-10, “Stock Compensation.”

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred  tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Treasury stock shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the defined benefit pension plan.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Advertising

Advertising costs are expensed as incurred.  The Company’s advertising expense totaled $53,000, and $77,000 for the fiscal years ended March 31, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2010 financial statement presentation.  These reclassifications had no effect on net income.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at March 31, 2010, was $1.6 million.

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2010:
U.S. government agencies	$2,489	$122	$1	$2,610
Mortgage-backed securities of government sponsored entities	90,146	2,938	134	92,950
Private-label collateralized mortgage obligations	3,659	8	216	3,451
State and political subdivisions	20,495	464	107	20,852

	$116,789	$3,532	$458	$119,863

March 31, 2009:
U.S. government agencies	$9,057	$250	$3	$9,304
Mortgage-backed securities of government sponsored entities	77,720	2,200	76	79,844
Private-label collateralized mortgage obligations	8,837	8	575	8,270
State and political subdivisions	20,380	442	507	20,315

	$115,994	$2,900	$1,161	$117,733

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2010:
U.S. government agencies	$162	$–	$1	$161
Mortgage-backed securities of government sponsored entities	500	11	–	511
State and political subdivisions	36	3	–	39

	$698	$14	$1	$711

March 31, 2009:
U.S. government agencies	$189	$–	$3	$186
Mortgage-backed securities of government sponsored entities	674	4	5	673
State and political subdivisions	89	5	–	94

	$952	$9	$8	$953

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$3,125	$3,256	$36	$39
Five to ten years	4,364	4,543	–	–
After ten years	15,495	15,663	162	161

	22,984	23,462	198	200

Mortgage-backed securities of government sponsored entities	90,146	92,950	500	511
Private-label collateralized mortgage obligations	3,659	3,451	–	–

Totals	$116,789	$119,863	$698	$711

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $57.9 million and $50.6 million at March 31, 2010 and 2009, respectively.

Gross gains of $135,000 and losses of $13,000 resulting from the sales of available-for-sale securities were recognized in fiscal year 2010.  The Company had no sales of securities in fiscal 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at March 31, 2010 and 2009, was $31.8 million and $21.4 million, which represented approximately 26% and 18%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at March 31, 2010.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and 2009:

March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$-	$-	$349	$2	$349	2
Mortgage-backed securities of government sponsored entities	21,282	134	-	-	21,282	134
Private-label collateralized mortgage obligations	3,129	216	-	-	3,129	216
State and political subdivisions	6,628	95	433	12	7,061	107
Total temporarily impaired securities	$31,039	$445	$782	$14	$31,821	$459

March 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$38	$1	$359	$5	$397	$6
Mortgage-backed securities of government sponsored entities	1,669	10	2,035	71	3,704	81
Private-label collateralized mortgage obligations	3,356	292	4,136	283	7,492	575
State and political subdivisions	9,404	491	406	16	9,810	507
Total temporarily impaired securities	$14,467	$794	$6,936	$375	$21,403	$1,169

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, mortgage-backed securities of government sponsored entities, private-label collateralized mortgage obligations and municipal securities were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at March 31 include:

	2010	2009
	(In thousands)

One-to-four family residential	$138,669	$141,285
Multi-family residential	8,637	8,604
Construction	2,097	1,587
Nonresidential real estate and land	64,390	70,725
Commercial	35,565	32,592
Consumer and other	3,402	4,923
	252,760	259,716
Less:
Undisbursed portion of loans in process	2,507	2,506
Deferred loan origination fees	421	400
Allowance for loan losses	2,826	2,484

Total loans	$247,006	$254,326

Activity in the allowance for loan losses for the fiscal years ended March 31, 2010 and 2009, was as follows:

	2010	2009
	(In thousands)

Balance, beginning of year	$2,484	$1,777
Provision charged to expense	1,643	1,068
Losses charged off	(1,330)	(371)
Recoveries	29	10

Balance, end of year	$2,826	$2,484

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2010, the Company had $374,000 of residential mortgages and $50,000 of commercial loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $446,000 in residential mortgage loans at March 31, 2010.

Non-accrual loans totaled $4.3 million and $5.0 million at March 31, 2010 and 2009, respectively.  Impaired loans totaled $4.3 million and $3.9 million at March 31, 2010 and 2009, respectively.  An allowance for losses of $538,000 and $668,000 relates to impaired loans of $2.2 million and $3.9 million at March 31, 2010 and 2009, respectively.  At March 31, 2010 impaired loans of $2.1 million had no related allowance for losses.

Interest income of $199,000 and $118,000 was recognized on average impaired loans of $4.1 million and $2.0 million during fiscal 2010 and fiscal 2009, respectively.  Interest income was recognized on a cash basis.

At March 31, 2010 and 2009, there were no accruing loans delinquent 90 days or more.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2010	2009
	(In thousands)

Land and improvements	$1,719	$1,719
Office buildings and improvements	7,666	7,623
Furniture, fixtures and equipment	3,004	4,563
Leasehold improvements	357	357

	12,746	14,262
Less accumulated depreciation	5,455	6,709

	$7,291	$7,553

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained.  Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others was $30.7 million and $28.7 million at March 31, 2010 and 2009, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $34,000 and $32,000 are included in loan servicing fees in the income statement at March 31, 2010 and 2009, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $148,000 and $139,000 at March 31, 2010 and 2009, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows:

	2010	2009
	(In thousands)

Carrying amount, beginning of year	$243	$232
Additions
Servicing obligations that result from transfers of financial assets	59	41

Subtractions
Amortization	37	30

Carrying amount, end of year	$265	$243

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of year	$261	$232
Fair value, end of year	$307	$261

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $53.7 million at March 31, 2010, and $59.3 million at March 31, 2009.

At March 31, 2010, the scheduled maturities of time deposits are as follows:

Due during the year ending March 31,	(In thousands)

2011	$88,815
2012	36,107
2013	17,716
2014	12,416
2015	4,533
Thereafter	652

$160,239

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at March 31:

	2010	2009
	(In thousands)

Securities sold under repurchase agreements	$7,454	$10,154

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties.  The obligations are secured by available for sale securities and such collateral is held by the Bank.  The maximum amount of outstanding agreements at any month end during fiscal 2010 and 2009 totaled $10.2 million and $11.8 million, respectively, and the average daily balance totaled $8.3 million and $9.3 million for fiscal 2010 and 2009, respectively.  The agreements at March 31, 2010, mature daily.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 9:	Federal Home Loan Bank Advances

At March 31, 2010, advances from the Federal Home Loan Bank were as follows:

Interest rate range	Maturing year ending March 31,
	(In thousands)
4.60%-5.15%	2011	$9,500
3.13%-5.12%	2012	15,500
1.92%-5.04%	2013	11,500
2.60%	2014	3,000
2.63%-2.85%	2015	6,000

		$45,500

At March 31, 2010, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended March 31,	(In thousands)

2011	$9,500
2012	15,500
2013	11,500
2014	3,000
2015	6,000

$45,500

Additionally, as members of the Federal Home Loan Bank system at March 31, 2010, the Bank had the ability to obtain up to $40.2 million in additional borrowings.  Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio.

At March 31, 2010, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $17.1 million, none of which was drawn.  The Bank had approximately $19.2 million of state and political subdivision bonds pledged as collateral for this line of credit.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 10:	Income Taxes

The provision for income taxes includes these components:

	2010	2009
	(In thousands)

Taxes currently payable	$812	$906
Deferred income taxes	(206)	(360)

Income tax expense	$606	$546

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2010	2009
	(In thousands)

Computed at the statutory rate (34%)	$966	$819
Increase (decrease) resulting from
Tax exempt interest	(302)	(237)
Earnings on bank-owned life insurance	(86)	(82)
Other	28	46

Actual tax expense	$606	$546

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2010	2009
	(In thousands)

Deferred tax assets
Deferred loan origination fees	$143	$136
General loan loss allowance	961	844
Real estate owned valuation	87	46
Pension adjustment	226	236
Reserve for uncollected interest	49	31
Benefit plan expenses	156	153

Total deferred tax assets	1,622	1,446

Deferred tax liabilities
Prepaid pension	(145)	(166)
Federal Home Loan Bank stock dividends	(1,217)	(1,217)
Book/tax depreciation differences	(236)	(222)
Financed loan fees	(92)	(90)
Unrealized gains on securities available for sale	(1,045)	(591)
Mortgage servicing rights	(90)	(83)
Purchase price adjustments – net	(128)	(160)

Total deferred tax liabilities	(2,953)	(2,529)

Net deferred tax liability	$(1,331)	$(1,083)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2010. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2010.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 11:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2010	2009
	(In thousands)

Unrealized gains on available-for-sale securities	$1,457	$172
Reclassification for realized gains included in income	(122)	-
Change in defined benefit plan unrecognized net loss	(10)	(222)
Amortization of net loss included in net periodic pension cost	40	23
Components of other comprehensive income (loss), before tax effect	1,365	(27)
Tax (expense) benefit	(465)	10

Other comprehensive income (loss)	$900	$(17)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2010	2009
	(In thousands)

Net unrealized gain on securities available-for-sale	$3,074	$1,739
Net unrealized loss for unfunded status of defined benefit plan liability	(664)	(694)

	2,410	1,045
Tax effect	(820)	(355)

Net-of-tax amount	$1,590	$690

Note 12:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At March 31, 2010, the Bank had regulatory approval for $663,000 of retained earnings for dividend declaration.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2010 and 2009, are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2010
Tangible capital	$32,397	8.1%	$6,019	1.5%	$20,062	5.0%
Core capital	32,397	8.1	16,050	4.0	24,075	6.0
Risk-based capital	34,685	14.2	19,517	8.0	24,396	10.0

As of March 31, 2009
Tangible capital	$30,525	7.6%	$6,018	1.5%	$20,060	5.0%
Core capital	30,525	7.6	16,048	4.0	24,072	6.0
Risk-based capital	32,341	12.8	20,212	8.0	25,265	10.0

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 13:	Related Party Transactions

At March 31, 2010 and 2009, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties).  In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.  Such loans are summarized below.

	2010	2009
	(In thousands)

Aggregate balance – Beginning of year	$2,446	$2,382
New loans	113	103
Repayments	(120)	(39)

Aggregate balance – End of year	$2,439	$2,446

The Bank has undrawn lines of credit to certain directors totaling $691,000 and $601,000 as of March 31, 2010 and 2009, respectively.

Deposits from related parties held by the Bank at March 31, 2010 and 2009, totaled $519,000 and $452,000, respectively.

The Bank paid legal fees to law firms of which, two directors of the Company are counsel.  The amounts paid totaled approximately $43,000 and $44,000 for the years ended March 31, 2010 and 2009, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest.  The current five year lease provides for renewal options through fiscal 2016 and payments totaling approximately $28,000 per year through fiscal 2011 and $2,000 for fiscal 2012.  Rental expense for this lease was $27,000 and $26,000 for the years ended March 31, 2010 and 2009, respectively.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

The Company expects to contribute approximately $6,000 to the plan in fiscal 2011.

The Company uses a March 31 measurement date for the plan.  Information about the plan’s funded status and pension cost follows:

	Pension Benefits
	2010	2009
	(In thousands)
Change in benefit obligation
Beginning of year	$1,032	$1,153
Interest cost	76	77
Actuarial loss (gain)	199	(104)
Benefits paid	(26)	(94)
Settlements	(9)	-

End of year	1,272	1,032

Change in fair value of plan assets
Beginning of year	826	1,167
Actuarial return on plan assets	237	(253)
Employer contribution	6	6
Benefits paid	(26)	(94)
Settlements	(9)	-

End of year	1,034	826

Funded status at end of year	$(238)	$(206)

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	Pension Benefits
	2010	2009
	(In thousands)

Net loss	$(664)	$(694)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $35,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.3 million and $1.0 million at March 31, 2010 and 2009, respectively.

	March 31,
	2010	2009
	(In thousands)

Components of net periodic benefit cost
Interest cost	$76	$77
Expected return on plan assets	(49)	(72)
Amortization of net loss	40	23

Net periodic benefit cost	$67	$28

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities.  The target asset allocation percentages for 2010 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

At March 31, 2010 and 2009, the fair value of plan assets as a percentage of the total was invested in the following:

	March 31,
	2010	2009

Equity securities	57%	53%
Debt securities	32	44
Cash and cash equivalents	11	3

	100%	100%

Benefit payments expected to be paid from the plan as of March 31, 2010 are as follows:

(In thousands)

2011	$59
2012	36
2013	35
2014	38
2015	38
Thereafter	374

$580

Significant assumptions include:

	Pension Benefits
	2010	2009

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.14%	7.46%
Rate of compensation increase (frozen)	N/A	N/A

Weighted-average assumptions used to determine benefit cost:
Discount rate	7.46%	6.75%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

The fair value of the Company’s pension plan assets at March 31, 2010, by asset category are as follows:

		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Mid Cap Blend (a)	$40,409	$40,409	$–	$–
Mid Cap Value (b)	27,474	27,474	–	–
Intn’l Large Cap Blend (c)	94,122	94,122	–	–
Small Cap Blend (d)	33,660	33,660	–	–
Large Cap Blend (e)	10,073	10,073	–	–
Cash
Cash Mgm’t Funds-Taxable	112,329	112,329	–	–
Fixed Income Securities
US Government Obligations	62,252	62,252	–	–
US Government Agencies	52,214	52,214	–	–
Corporate Obligations	215,724	215,724	–	–
Equity Securities
Common Stock	340,248	340,248	–	–
Common Stock-Foreign	45,567	45,567	–	–

Total	$1,034,072	$1,034,072	$–	$–

(a)This category seeks long-term capital appreciation by investing primarily in equity securities of mid-cap companies.
(b)This category contains primarily mid-cap companies and seeks total return on investment, with dividend income as an important component of that return.
(c)This category seeks total return by investing in equities of large cap international companies. The focus of the category’s investments is in companies that have demonstrated the ability to grow the value of the enterprise at a higher rate than the cost of capital.

(d)This category pursues primarily small cap companies with goals of long-term capital appreciation. It invests in a strategic combination of U.S. and foreign companies whose situs, or geographical locations, gives them a competitive advantage and the potential to outperform.

(e)This category’s objective is to seek total return consisting of capital appreciation and income from large cap blend stocks.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

ESOP expense for the years ended March 31, 2010 and 2009, was $76,000 and $124,000, respectively.

Share information for the ESOP is as follows at March 31, 2010 and 2009:

	2010	2009

Allocated shares	80,325	71,107
Shares released for allocation	2,226	2,304
Unearned shares	80,714	89,854

Total ESOP shares	163,265	163,265

Fair value of unearned shares at March 31	$682,033	$536,428

At March 31, 2010, the fair value of the 80,325 allocated shares held by the ESOP was approximately $679,000.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees.  The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions for 2010 and 2009.  Expense related to the 401(k) plan totaled $162,000 and $157,000 for the years ended March 31, 2010 and 2009, respectively.

Finally, the Company provides post-retirement benefits to certain officers of the Company under split-dollar life insurance policies.  The Company accounts for the policies in accordance with ASC 715-60, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability is recognized based on the substantive agreement with the employee.  During fiscal 2010 and 2009, the Company recorded expense totaling $26,000 and $24,000, respectively, for the split-dollar life insurance benefits.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 15:	Stock Option Plan

The Company’s Share Option Plan (the Plan), which was approved by stockholders, permits the grant of up to 204,081 share options to its employees.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. All outstanding options are fully exercisable.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).  There was no compensation cost recognized in the income statement for share-based payment arrangements during the years ended March 31, 2010 and 2009.

A summary of option activity under the Plan for the fiscal year ended March 31, 2010 is presented below:

	2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of year	94,020	$13.95
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–

Outstanding, end of year	94,020	$13.95	4.0	$–

Exercisable, end of year	94,020	$13.95	4.0	$–

As of March 31, 2010 and 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended March 31, 2010
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$2,237

Basic earnings per share
Income available to common stockholders		2,914,254	$0.77

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,237	2,914,254	$0.77

	Year Ended March 31, 2009
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,863

Basic earnings per share
Income available to common stockholders		2,905,660	$0.64

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,863	2,905,660	$0.64

Options to purchase 94,020 shares of common stock at an exercise price of $13.95 per share were outstanding at both March 31, 2010 and 2009, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares in both years.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 17:	Disclosures about Fair Value of Financial Instruments

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
2010

U.S. government agencies	$2,610	$–	$2,610	$–
Mortgage-backed securities of government sponsored entities	92,950	–	92,950	–
Private-label collateralized mortgage obligations	3,451	–	3,451	–
State and political subdivisions	20,852	–	20,852	–

2009

U.S. government agencies	$9,304	$–	$9,304	$–
Mortgage-backed securities of government sponsored entities	79,844	–	79,844	–
Private-label collateralized mortgage obligations	8,270	–	8,270	–
State and political subdivisions	20,315	–	20,315	–

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

At March 31, 2010, collateral dependent impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on foreclosed assets held for sale primarily through evaluations of appraisals performed, and current and past offers for the real estate under evaluation.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010	(In thousands)
Impaired loans	$1,655	$–	$–	$1,655
Foreclosed assets held for sale	2,888	–	–	2,888
2009
Impaired loans	$3,264	$–	$–	$3,264
Foreclosed assets held for sale	594	–	–	594

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

	March 31, 2010		March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$9,875	$9,875	$6,790	$6,790
Available-for-sale securities	119,863	119,863	117,733	117,733
Held-to-maturity securities	698	711	952	953
Loans, net of allowance for loan losses	247,006	252,806	254,326	263,450
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,602	1,602	1,675	1,675

Financial liabilities
Deposits	311,934	306,778	309,534	305,937
Other short-term borrowings	7,454	7,454	10,154	10,154
Federal Home Loan Bank advances	45,500	46,419	46,000	47,411
Advances from borrowers for taxes and insurance	539	539	551	551
Interest payable	213	213	351	351

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Held-to-Maturity Securities

Fair value is based on quoted market prices if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at March 31, 2010 and 2009.

Note 18:	Commitments and Credit Risk

At March 31, 2010 and 2009, total commercial and commercial real estate loans made up 40% of the loan portfolio for both years, with most of these loans secured by commercial real estate and business assets mainly in Ohio.  Installment loans account for approximately 1% of the loan portfolio in both fiscal 2010 and 2009.  These loans are secured by consumer assets including automobiles, which account for 55% and 58%, respectively, of the installment loan portfolio.  Real estate loans comprise 85% and 86% of the loan portfolio as of March 31, 2010 and 2009, and primarily include first mortgage loans on residential properties and home equity lines of credit.  Included in cash and due from banks as of March 31, 2010 and 2009, is $2.3 million and $2.8 million, respectively, of uninsured deposits in the form of branch cash on hand.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

At March 31, 2010 and 2009, the Company had outstanding commitments to originate loans aggregating approximately $2.2 million and $9.1 million, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year.  Total mortgage loans in the process of origination amounted to approximately $1.4 million and $931,000 at March 31, 2010 and 2009, respectively.

Non-residential commercial real estate loans had undisbursed amounts of $588,000 and undisbursed participation non-residential loans of $479,000 at March 31, 2010. Non-residential commercial real estate loans had undisbursed amounts of $969,000 and undisbursed participation non-residential loans of $457,000 at March 31, 2009.

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

The Company had total outstanding standby letters of credit amounting to $160,000 and $165,000, at March 31, 2010 and 2009, respectively, with terms not exceeding eleven months.  At both March 31, 2010 and 2009, the Company had no deferred revenue under standby letter of credit agreements.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

At March 31, 2010, the Company had granted unused lines of credit to borrowers aggregating approximately $13.4 million and $16.4 million for commercial lines and open-end consumer lines, respectively.  At March 31, 2009, unused lines of credit to borrowers aggregated approximately $17.0 million for commercial lines and $12.2 million for open-end consumer lines, respectively.

Leases

The Company leases certain branch banking facilities under operating leases. The minimum annual lease payments over the initial lease term are as follows:

Fiscal year ended	(In thousands)

2011	$91
2012	36
2013	31
2014	31
2015	3

Total	$192

The Company incurred rental expense under operating leases totaling approximately $90,000 and $88,000 for the fiscal years ended March 31, 2010 and 2009, respectively.

There were no other material commitments or contingencies at March 31, 2010.

Note 19:	Recent Accounting Developments

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

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

FASB ASC 815-10 concerning disclosures about derivative instruments and hedging activities was issued in March 2008 and amends and expands the disclosure requirements of previous guidance to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, FASB ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted FASB ASC 815-10 effective April 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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

FASB ASC 715 concerning Employer’s Disclosures about Postretirement Benefit Plan Assets, originally issued in December 2008, became effective for the Company’s fiscal year ended March 31, 2010.  The guidance requires additional disclosures about plan assets in an employee’s defined benefit pension and other postretirement plans.  The required disclosures have been included in the financial statement footnotes.

FASB ASU 2010-09 Subsequent Events (Topic 855) issued in February 2010 to eliminate the requirement that a SEC registrant disclose the date through which subsequent events have been evaluated.  The purpose of this change is to alleviate potential conflicts between Subtopic 855-10 and the SEC’s requirements.  The guidance was effective upon issuance and was adopted by the Company, as required, without material effect on the Company’s financial condition or results of operations.

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	March 31,
	2010	2009
	(In thousands)
Assets
Cash and due from banks	$72	$111
Notes receivable from the Bank	933	1,015
Investment in the Bank	36,111	33,428
Prepaid expenses and other assets	76	40

Total assets	$37,192	$34,594

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$197	$181

Stockholders’ equity
Common stock and additional paid-in capital	36,410	36,426
Retained earnings	14,332	12,726
Less required contributions for shares acquired by ESOP	(807)	(899)
Treasury stock – at cost	(14,530)	(14,530)
Accumulated other comprehensive income	1,590	690

Total stockholders’ equity	36,995	34,413

Total liabilities and stockholders’ equity	$37,192	$34,594

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Condensed Statements of Income

	Years Ended March 31,
	2010	2009
	(In thousands)

Operating Income
Interest income	$60	$65
Dividends from the Bank	620	1,608
Total operating income	680	1,673

Noninterest Expense	196	201

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	484	1,472

Federal Income Tax Benefits	(46)	(46)
Income before equity in undistributed income of the Bank	530	1,518
Equity in undistributed income of the Bank	1,707	345

Net Income	$2,237	$1,863

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Condensed Statements of Cash Flows

	Years Ended March 31,
	2010	2009
	(In thousands)
Operating Activities
Net income	$2,237	$1,863
Items not requiring (providing) cash
Equity in undistributed net income of the Bank	(1,707)	(345)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(36)	1
Accrued expenses and other liabilities	(14)	(105)
Net cash provided by operating activities	480	1,414

Investing Activities
Repayment of ESOP loan	82	82

Net cash provided by investing activities	82	82

Financing Activities
Payment of dividends on common stock	(601)	(1,394)
Purchase of treasury stock	-	(49)

Net cash used in financing activities	(601)	(1,443)

Net Change in Cash and Cash Equivalents	(39)	53

Cash and Cash Equivalents at Beginning of Year	111	58

Cash and Cash Equivalents at End of Year	$72	$111

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

Note 21:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended March 31, 2010 and 2009:

	Three Months Ended
2010:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,142	$5,075	$4,989	$4,734
Total interest expense	1,894	1,741	1,549	1,461

Net interest income	3,248	3,334	3,440	3,273

Provision for loan losses	165	380	570	528
Noninterest income	501	512	584	454
Noninterest expense	2,905	2,604	2,654	2,697

Income before income taxes	679	862	800	502
Federal income taxes	147	210	165	84

Net income	$532	$652	$635	$418

Earnings per share
Basic	$0.18	$0.23	$0.21	$0.15

Diluted	$0.18	$0.23	$0.21	$0.15

Index
Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

	Three Months Ended
2009:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,432	$5,432	$5,408	$5,200
Total interest expense	2,587	2,382	2,290	2,062

Net interest income	2,845	3,050	3,118	3,138

Provision for loan losses	61	100	185	722
Noninterest income	429	450	421	433
Noninterest expense	2,515	2,575	2,568	2,749

Income before income taxes	698	825	786	100
Federal income taxes	167	224	202	(47)

Net income	$531	$601	$584	$147

Earnings per share
Basic	$.18	$.21	$.20	$.05

Diluted	$.18	$.21	$.20	$.05

A significant increase was recorded to the provision for loan losses during the quarter ended March 31, 2009, due to an increase in loan delinquency levels and loan charge-offs.

Index

ITEM 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A(T).   Controls and Procedures

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

Wayne Savings Bancshares, Inc.
Management’s Report on Internal Control Over Financial Reporting

Management of Wayne Savings Bancshares, Inc. and subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of March 31, 2010.

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

/s/ Phillip E. Becker	/s/ H. Stewart Fitz Gibbon III
Phillip E. Becker	H. Stewart Fitz Gibbon III
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
June 14, 2010	June 14, 2010

Index

ITEM 9B.      Other Information

Not Applicable

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on July 22, 2010, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about June 14, 2010.

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

WAYNE SAVINGS BANCSHARES, INC.

Date:	June 14, 2010	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Phillip E. Becker	By:	/s/H. Stewart Fitz Gibbon III
	Phillip E. Becker, President and		H. Stewart Fitz Gibbon III, Executive Vice President,
	Executive Officer and Director		Chief Financial Officer, Corporate Secretary and
	(Principal Executive Officer)		Treasurer

Date:	June 14, 2010		Date:	June 14, 2010

By:	/s/Myron Swartzentruber	By:	/s/Peggy J. Schmitz
	Myron Swartzentruber, Vice President		Peggy J. Schmitz, Director
Controller (Principal Accounting Officer)

Date:	June 14, 2010		Date:	June 14, 2010

By:	/s/Rodney C. Steiger	By:	/s/James C. Morgan
	Rodney C. Steiger, Director		James C. Morgan, Director

Date:	June 14, 2010		Date:	June 14, 2010

By:	/s/Terry A. Gardner	By:	/s/Russell L. Harpster
	Terry A. Gardner, Director		Russell L. Harpster,
Chairman of the Board of Directors

Date:	June 14, 2010		Date:	June 14, 2010

By:	/s/Daniel R. Buehler
Daniel R. Buehler, Director

Date:	June 14, 2010