Form 10-Q
period 2010-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2010-08-09
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 2010

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
Yes ☐ No ☒

As of August 6, 2010, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$4,350	$5,853
Interest-bearing demand deposits	3,651	4,022
Cash and cash equivalents	8,001	9,875

Available-for-sale securities	127,630	119,863
Held-to-maturity securities	652	698
Loans receivable – net of allowance for loan losses of $3,009 and $2,826 at June 30, 2010 and March 31, 2010, respectively	243,673	247,006
Premises and equipment	7,206	7,291
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	2,392	2,888
Accrued interest receivable	1,377	1,602
Bank-owned life insurance	6,815	6,754
Goodwill	1,719	1,719
Other intangible assets	355	378
Prepaid Federal Deposit Insurance Corporation premiums	1,427	1,541
Other assets	1,188	1,222
Prepaid federal income taxes	—	170
Total assets	$407,460	$406,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$57,381	$57,106
Savings and money market	95,489	94,589
Time	160,949	160,239
Total deposits	313,819	311,934

Other short term borrowings	8,362	7,454
Federal Home Loan Bank advances	43,500	45,500
Accrued interest payable and other liabilities	2,196	2,818
Accrued federal income taxes	68	—
Deferred federal income taxes	1,538	1,331
Total liabilities	369,483	369,037

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,007	36,012
Retained earnings	14,800	14,332
Shares acquired by ESOP	(785)	(807)
Accumulated other comprehensive income, net of tax effects	2,087	1,590
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	37,977	36,995
Total liabilities and stockholders’ equity	$407,460	$406,032

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended June 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	2010	2009
Interest and Dividend Income
Loans	$3,434	$3,682
Securities	1,216	1,403
Dividends on Federal Home Loan Bank stock and other	57	57

Total interest and dividend income	4,707	5,142

Interest Expense
Deposits	1,012	1,382
Other short-term borrowings	7	10
Federal Home Loan Bank advances	416	502

Total interest expense	1,435	1,894

Net Interest Income	3,272	3,248

Provision for Loan Losses	190	165

Net Interest Income After Provision for Loan Losses	3,082	3,083

Noninterest Income
Gain on loan sales	67	63
Gain (loss) on sale of foreclosed assets held for sale	14	(11)
Trust income	48	37
Earnings on bank-owned life insurance	58	57
Service fees, charges and other operating	305	344

Total noninterest income	492	490

Noninterest Expense
Salaries and employee benefits	1,524	1,429
Net occupancy and equipment expense	452	465
Federal deposit insurance premiums	122	339
Franchise taxes	87	88
Provision for impairment on foreclosed assets held for sale	46	—
Amortization of intangible assets	23	25
Other	487	548

Total noninterest expense	2,741	2,894

Income Before Federal Income Taxes	833	679

Provision for Federal Income Taxes	190	147

Net Income	$643	$532

Basic Earnings Per Share	$0.22	$0.18

Diluted Earnings Per Share	$0.22	$0.18

Dividends Per Share	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Net Income	$643	$532
Other comprehensive income:
Unrealized holding gains on securities, net of related taxes of $256 and $77 during the respective periods	497	150
Comprehensive income	$1,140	$682
Accumulated other comprehensive income	$2,087	$840

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Operating Activities
Net income	$643	$532
Items not requiring (providing) cash
Depreciation and amortization	138	145
Provision for loan losses	190	165
Amortization of premiums and discounts on securities - net	178	(17)
Amortization of mortgage servicing rights	5	11
Amortization of deferred loan origination fees	(16)	(37)
Amortization of intangible assets	23	25
Increase in value of bank owned life insurance	(61)	(62)
Amortization expense of stock benefit plan	23	13
Loss on real estate acquired through foreclosure	32	11
Net gain on sale of loans	(67)	(63)
Proceeds from sale of loans in secondary market	1,703	2,484
Origination of loans for sale in the secondary market	(1,636)	(2,468)
Deferred income taxes	(49)	63
Changes in
Accrued interest receivable	225	253
Other assets	313	(1,135)
Interest payable and other liabilities	(132)	(168)
Net cash provided by (used in) operating activities	1,512	(248)

Investing Activities
Purchase of available-for-sale securities	(17,594)	(9,122)
Proceeds from maturities of available-for-sale securities	10,402	12,900
Proceeds from maturities of held-to-maturity securities	46	115
Net change in loans	2,981	1,812
Purchase of premises and equipment	(53)	(241)
Proceeds from the sale of foreclosed assets	633	528
Net cash provided by (used in) investing activities	(3,585)	5,992

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the three months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Financing Activities
Net change in deposits	$1,885	$(1,521)
Net change in other short-term borrowings	908	75
Proceeds from Federal Home Loan Bank advances	4,500	9,200
Repayments of Federal Home Loan Bank advances	(6,500)	(8,200)
Advances by borrowers for taxes and insurance	(419)	(418)
Cash dividends paid	(175)	(145)
Net cash provided by (used in) financing activities	199	(1,009)

Increase (Decrease) in Cash and Cash Equivalents	(1,874)	4,735

Cash and Cash equivalents, Beginning of period	9,875	6,790

Cash and Cash equivalents, End of period	$8,001	$11,525

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$1,469	$1,988

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$169	$871

Unrealized gains on securities designated as available-for-sale, net of related tax effects	$497	$150

Dividends payable	$180	$150

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three months ended June 30, 2010 and 2009, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2010.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three months ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2010, has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the three months ended June 30,
	2010	2009
Weighted-average common shares outstanding (basic)	2,921,174	2,911,956
Dilutive effect of assumed exercise of stock options	—	—
Weighted-average common shares outstanding (diluted)	2,921,174	2,911,956

None of the outstanding options were included in the diluted earnings per share calculation for the three months ended June 30, 2010 and 2009, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of June 30, 2010, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three months ended June 30, 2010 and 2009.  There was no compensation expense recognized for the stock option plan during the three months ended June 30, 2010 and 2009, as all options were fully vested prior to these periods.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the three months ended June 30, 2010, and for the years ended March 31, 2010 and 2009, is presented below:

	Three months ended June 30,		Year ended March 31,
	2010		2010		2009
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	94,020	$13.95	94,020	$13.95	104,224	$13.95
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	––	––	—	—	(10,204)	13.95

Outstanding at end of period	94,020	$13.95	94,020	$13.95	94,020	$13.95

Options exercisable at period-end	94,020	$13.95	94,020	$13.95	94,020	$13.95

The following information applies to options outstanding at June 30, 2010:

Number outstanding	94,020
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	3.75 years

Note 5:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At June 30, 2010, the Bank had regulatory approval for $483,000 of retained earnings for dividend declaration.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  Management believes, as of June 30, 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2010 and March 31, 2010 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2010
Tangible capital	$32,935	8.2%	$6,030	1.5%	$20,099	5.0%
Core capital	32,935	8.2	16,079	4.0	24,119	6.0
Risk-based capital	34,685	14.5	19,457	8.0	24,321	10.0

As of March 31, 2010
Tangible capital	$32,397	8.1%	$6,019	1.5%	$20,062	5.0%
Core capital	32,397	8.1	16,050	4.0	24,075	6.0
Risk-based capital	34,685	14.2	19,517	8.0	24,396	10.0

Note 6:	Recent Accounting Developments

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

FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (April 1, 2010, as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FASB ASC 860-10 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  FASB ASC 860-10 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company adopted FASB ASC 860-10 effective April 1, 2010, as required, without material effect on the Company’s financial position or results of operations.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

FASB ASC 860-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lacks certain characteristics.  Among other things, FASB ASC 860-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 860-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (April 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company adopted FASB ASC 860-10 effective April 1, 2010, as required, without material effect on the Company’s financial position or results of operations.

FASB Accounting Standards Update (ASU) 2010-06 on Fair Value Measurements and Disclosures (Topic 820), issued in January 2010, concerns improved disclosures about fair value measurements.  The guidance requires the separate reporting of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  The guidance also requires separate disclosure about purchases, sales, issuances and settlements in the activity in Level 3.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (April 1, 2011 for the Company), and for interim periods within those fiscal years.  The Company adopted the guidance in ASU 2010-06 effective January 1, 2010, as required, without material effect on the Company’s financial condition or results of operations.

FASB Accounting Standards Update (ASU) 2010-20 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio.  The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment.   The period-end disclosures are effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company).  The activity disclosures are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).  The adoption of FASB ASU 2010-20 is not expected to have a material effect on the Company’s financial condition or results of operations.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 7:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2010:
U.S. government agencies	$2,335	$117	$1	$2,451
Mortgage-backed securities of government sponsored entities	95,138	3,408	20	98,526
Private-label collateralized mortgage obligations	3,323	12	60	3,275
State and political subdivisions	23,008	489	119	23,378

Totals	$123,804	$4,026	$200	$127,630

March 31, 2010:
U.S. government agencies	$2,489	$122	$1	$2,610
Mortgage-backed securities of government sponsored entities	90,146	2,938	134	92,950
Private-label collateralized mortgage obligations	3,659	8	216	3,451
State and political subdivisions	20,495	464	107	20,852

Totals	$116,789	$3,532	$458	$119,863

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2010:
U.S. government agencies	$160	$––	$1	$159
Mortgage-backed securities of government sponsored entities	463	14	––	477
State and political subdivisions	29	2	––	31

	$652	$16	$1	$667

March 31, 2010:
U.S. government agencies	$162	$––	$1	$161
Mortgage-backed securities of government sponsored entities	500	11	––	511
State and political subdivisions	36	3	––	39

	$698	$14	$1	$711

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2010   by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2010	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$2,971	$3,092	$29	$31
Five to ten years	5,520	5,717	––	––
After ten years	16,852	17,020	160	159

	25,343	25,829	189	190

Mortgage-backed securities of government sponsored entities	95,138	98,526	463	477
Private-label collateralized mortgage obligations	3,323	3,275	—	—

Totals	$123,804	$127,630	$652	$667

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $62.1 million and $57.9 million at June 30, 2010 and March 31, 2010, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at June 30, 2010 and March 31, 2010, was $12.3 million and $31.8 million, which represented approximately 10% and 26%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at June 30, 2010.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

June 30, 2010

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$344	$2	$344	$2
Mortgage-backed securities of government sponsored entities	1,875	20	—	—	1,875	20
Private-label collateralized mortgage obligations	2,422	60	—	—	2,422	60
State and political subdivisions	7,182	107	433	12	7,615	119
Total temporarily impaired securities	$11,479	$187	$777	$14	$12,256	$201

March 31, 2010

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$349	$2	$349	$2
Mortgage-backed securities of government sponsored entities	21,282	134	—	—	21,282	134
Private-label collateralized mortgage obligations	3,129	216	—	—	3,129	216
State and political subdivisions	6,628	95	433	12	7,061	107
Total temporarily impaired securities	$31,039	$445	$782	$14	$31,821	$459

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Fair Value Measurements

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the Company’s balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and March 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2010
U.S. government agencies	$2,451	$––	$2,451	$––
Mortgage-backed securities of government sponsored entities	98,526	––	98,526	––
Private-label collateralized mortgage obligations	3,275	—	3,275	—
State and political subdivisions	$23,378	$––	$23,378	$––

March 31, 2010
U.S. government agencies	$2,610	$––	$2,610	$––
Mortgage-backed securities of government sponsored entities	92,950	––	92,950	––
Private-label collateralized mortgage obligations	3,451	—	3,451	—
State and political subdivisions	$20,852	$––	$20,852	$––

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the Company’s balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and March 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

June 30, 2010
Impaired loans	$162	$––	$––	$162
Foreclosed assets	167	––	––	167
March 31, 2010
Impaired loans	$3,738	$––	$––	$3,738
Foreclosed assets	2,888	––	––	2,888

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

	June 30, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$8,001	$8,001	$9,875	$9,875
Available-for-sale securities	127,630	127,630	119,863	119,863
Held-to-maturity securities	652	667	698	711
Loans, net of allowance for loan losses	243,673	251,880	247,006	252,806
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,377	1,377	1,602	1,602

Financial liabilities
Deposits	313,819	311,553	311,934	306,778
Other short-term borrowings	8,362	8,362	7,454	7,454
Federal Home Loan Bank advances	43,500	44,778	45,500	46,419
Advances from borrowers for taxes and insurance	120	120	539	539
Interest payable	179	179	213	213

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at June 30, 2010 and March 31, 2010.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2010, to June 30, 2010

At June 30, 2010, the Company had total assets of $407.5 million, an increase of $1.4 million, or 0.4%, from total assets at March 31, 2010.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $5.9 million, or 4.5%, to $135.6 million at June 30, 2010.  The increase was primarily due to an increase of $7.8 million in available-for-sale securities, partially offset by a decrease in cash and cash equivalents of $1.9 million, or 19.0%.

Total securities increased by $7.7 million, or 6.4%, during the three months ended June 30, 2010.  The increase was primarily due to purchases of $17.6 million and an increase in the market value of available-for-sale investment securities of $752,000, partially offset by principal repayments of $10.4 million.  Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios.

Net loans receivable decreased by $3.3 million, or 1.4% at June 30, 2010 compared to March 31, 2010.  The Bank originated $12.2 million of loans, received payments of $13.7 million, originated and sold $1.7 million of 30-year fixed-rate mortgage loans into the secondary market and increased the allowance for loan losses, net of charge-offs, by $183,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.  With regard to the sale of 30-year fixed-rate mortgage loans, management has adopted a strategy of immediately selling certain newly originated loans of this type into the secondary market to limit the accumulation of interest rate risk on the balance sheet and to keep the secondary market channel open as a backup source of liquidity.  As part of an overall interest rate risk management strategy, based on the Company’s belief that investing in shorter-term and adjustable-rate commercial loans positions the Company more favorably from an interest rate risk management perspective compared to the origination and retention of long term fixed-rate residential mortgages, the lending division continues to focus on the origination of shorter-term and adjustable-rate commercial and commercial real estate loans.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	June 30, 2010		March 31, 2010
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$137,549	55.48%	$138,669	54.86%
Residential construction loans	1,780	0.72	2,097	0.83
Multi-family residential	8,573	3.46	8,637	3.42
Non-residential real estate/land(2)	62,007	25.01	64,390	25.47
Total mortgage loans	209,909	84.67	213,793	84.58
Other loans:
Consumer loans(3)	3,100	1.25	3,402	1.35
Commercial business loans	34,896	14.08	35,565	14.07
Total other loans	37,996	15.33	38,967	15.42
Total loans before net items	247,905	100.00%	252,760	100.00%
Less:
Loans in process	809		2,507
Deferred loan origination fees	414		421
Allowance for loan losses	3,009		2,826
Total loans receivable, net	$243,673		$247,006
Mortgage-backed securities, net(4)	$102,264		$96,901

_______________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.5 million for both periods.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $101,000 and $110,000 at June 30, 2010 and March 31, 2010, respectively.
(3)	Includes second mortgage loans of $1.1 million as of both June 30, 2010 and March 31, 2010.
(4)	Includes mortgage-backed securities designated as available-for-sale.

Non-performing loans amounted to $4.2 million at June 30, 2010 compared to $4.3 million at March 31, 2010.  At June 30, 2010, non-performing loans consisted primarily of residential mortgage loans of approximately $2.2 million, commercial real estate loans with a combined balance of $1.3 million, commercial business loans totaling $673,000 and consumer loans totaling $22,000.  At March 31, 2010, non-performing loans consisted of $2.2 million in residential loans, $1.3 million in commercial real estate loans, commercial business loans totaling $772,000 and $3,000 in consumer loans.   Foreclosed assets held for sale amounted to $2.4 million at June 30, 2010, compared to $2.9 million at March 31, 2010, a decrease of 17.2%.  The decline in the balance of foreclosed assets is mainly due to the disposal of four properties totaling $619,000 while only acquiring two properties totaling $169,000.  In addition, provision for impairment on foreclosed assets held for sale totaled $46,000 for the quarter.  Despite the difficult real property markets in the Company’s market area, transactions are being executed.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.  Total non-performing assets amounted to $6.6 million at June 30, 2010, compared to $7.2 million at March 31, 2010.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth information regarding our past due, nonaccrual and impaired loans and foreclosed assets held for sale as of June 30, 2010 and March 31, 2010.

	June 30, 2010	March 31, 2010
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One-to-four family residential	$92	$260
Multifamily and nonresidential	1,403	3,255
Non-mortgage loans:
Commercial business loans	944	—
Consumer loans	—	—
	$2,439	$3,515

Non-performing loans:
Mortgage loans:
One-to-four family residential	$2,168	$2,224
All other mortgage loans	1,320	1,320
Non-mortgage loans:
Commercial business loans	673	772
Consumer	22	3
Total non-performing loans(1)	4,183	4,319
Loans deemed impaired(2)	2,186	2,185
Total non-performing and impaired loans	6,369	6,504
Total foreclosed assets held for sale	2,392	2,888
Total non-performing and impaired assets	$8,761	$9,392

Total non-performing and impaired loans to net loans receivable	2.61%	2.63%
Total non-performing and impaired loans to total assets	1.56%	1.60%
Total non-performing and impaired assets to total assets	2.15%	2.31%

(1)	Nonperforming loans include $2.1 million and $1.4 million which are deemed impaired at June 30, 2010 and March 31, 2010, respectively.

(2)	Includes loans deemed impaired of $920,000 at June 30, 2010, and $778,000 at March 31, 2010, that are currently performing.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the three months ended June 30, 2010	For the year ended March 31, 2010

	(Dollars in thousands)

Loans receivable, gross	$246,682	$249,832
Average loans receivable, net	$245,542	$252,020
Allowance balance (at beginning of period)	$2,826	$2,484
Provision for losses	190	1,643
Charge-offs:
Mortgage loans:
One-to-four family	(8)	(267)
Non-residential real estate and land	—	(784)
Other loans:
Consumer	—	—
Commercial	—	(279)
Gross charge-offs	(8)	(1,330)
Recoveries:
Mortgage	—	28
Consumer	1	1
Gross recoveries	1	29
Net charge-offs	(7)	(1,301)

Allowance for loan losses balance (at end of period)	$3,009	$2,826
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.22%	1.13%
Net loans charged off as a percent of average loans receivable, net	0.00%	0.52%
Ratio of allowance for loan losses to non-performing loans at end of period	71.93%	65.43%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $313.8 million at June 30, 2010, an increase of $1.9 million, or 0.6%, from $311.9 million at March 31, 2010.  Money market accounts increased by $900,000, time deposits increased by $710,000 and demand deposit accounts increased by $275,000.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit accounts to move to other alternatives.

Other short-term borrowings, in the form of repurchase agreements with customers, totaled $8.4 million at June 30, 2010, and $7.5 million at March 31, 2010.  The interest rate paid on these borrowings is 0.40% for both aforementioned periods.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $43.5 million at June 30, 2010, a decrease of $2.0 million from $45.5 million at March 31, 2010.  The Company primarily uses advances from the FHLB for short term cash management purposes and to extend liability duration for interest rate risk management purposes.  Repricing risk associated with advances is mitigated through the laddering of advance maturities over time.  The weighted average cost of FHLB advances was 3.65% at June 30, 2010, compared to 3.82% at March 31, 2010.  The decrease in the rate paid is due to decreases in market interest rates.

Stockholders’ equity increased by $982,000, or 2.7%, during the three months ended June 30, 2010, due primarily to net income of $643,000 and an increase in accumulated other comprehensive income of $497,000,  partially offset by declared dividends of $180,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2010 and 2009

General

Net income for the three months ended June 30, 2010 totaled $643,000, an increase of $111,000, or 20.9%, compared to $532,000 for the three month period ended June 30, 2009.  The increase in net income was primarily due to a decrease in interest expense of $459,000 and a decrease in noninterest expense of $153,000, partially offset by a decrease in interest income of $435,000 and an increase in the provision for federal income taxes of $43,000.

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

	For the three months ended June 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$245,542	$3,434	5.59%	$252,138	$3,682	5.84%
Investment securities(2)	123,996	1,216	3.92	115,692	1,403	4.85
Interest-earning deposits(3)	13,346	57	1.71	8,608	57	2.65
Total interest-earning assets	382,884	4,707	4.92	376,438	5,142	5.46
Noninterest-earning assets	25,297			29,711

Total assets	$408,181			$406,149

Interest-bearing liabilities:
Deposits	$314,571	$1,012	1.29%	$309,036	$1,382	1.79%
Other short-term borrowings	7,266	7	0.39	9,843	10	0.41
Borrowings	44,588	416	3.73	47,406	502	4.24
Total interest-bearing liabilities	366,425	1,435	1.57	366,285	1,894	2.07

Noninterest bearing liabilities	4,156			4,546
Total liabilities	370,581			370,831
Stockholders’ equity	37,600			35,318
Total liabilities and stockholders’ equity	$408,181			$406,149
Net interest income		$3,272			$3,248
Interest rate spread(4)			3.35%			3.40%
Net yield on interest-earning assets(5)			3.42%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.49%			102.77%

________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held to maturity.
(3)	Includes interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $435,000 or 8.5%, to $4.7 million for the three months ended June 30, 2010, compared to the same period in 2009.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.92% in the 2010 period from 5.46% for the 2009 period, partially offset with an increase of $6.5 million in the average balance of interest-earning assets outstanding to $382.9 million for the 2010 period compared to an average balance of $376.4 million for the 2009 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2009 period to the 2010 period through prepayments, new loan originations and reinvestment of securities cashflows at lower yields.

Interest income on loans decreased by $248,000, or 6.7%, for the three month period ended June 30, 2010, compared to the same period in 2009, primarily due to a reduction in the weighted-average rate on loans from 5.84% for the three months ended June 30, 2009 to 5.59% for the three months ended June 30, 2010.  As discussed earlier, the yield decrease was due to lower overall market rates for new loan originations and the refinancing of existing loans, combined with a decrease in the average balance of loans outstanding of $6.6 million, or 2.6%, to $245.5 million for the 2010 period compared to $252.1 million for the 2009 period.  Loan prepayments have increased due to the low interest rate environment and loan demand from qualified borrowers has been significantly reduced by the continued difficult economic conditions in 2010.

Interest income on securities decreased by $187,000, or 13.3%, during the three months ended June 30, 2010, compared to the same period in 2009.  This decrease was due primarily to a decrease of 93 basis points in the weighted-average rate to 3.92% for the 2010 period, compared to 4.85% for the 2009 period, partially offset by an increase in the average balance of $8.3 million, or 7.2%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates.

Dividends on Federal Home Loan Bank stock and other income remained unchanged at $57,000 for the three month period ending June 30, 2010 compared to the 2009 period.   The weighted-average yield decreased by 94 basis points to 1.71% as a result of reductions in short term market interest rates. The decrease was fully offset by the increase in the average balance of $4.7 million to $13.3 million in the 2010 period, compared to $8.6 million in the 2009 period.

Interest Expense

Interest expense totaled $1.4 million for the three month period ended June 30, 2010, a decrease of $459,000, or 24.2%, compared to $1.9 million for the three month period ended June 30, 2009.  The decrease resulted from a 50 basis point decrease in the weighted-average cost of funds to 1.57% for the 2010 period compared to 2.07% for the 2009 period. The average balance of total interest-bearing liabilities remained relatively unchanged for the 2010 period compared to the 2009 period.

Interest expense on deposits totaled $1.0 million for the three months ended June 30, 2010, a decrease of $370,000, or 26.8%, compared to $1.4 million for the three months ended June 30, 2009.  The decrease resulted from a 50 basis point decrease in the weighted-average cost of deposits, to 1.29% for the 2010 period compared to 1.79% for the 2009 period, partially offset with an increase in the average balance of $5.5 million, or 1.8%, to $314.6 million for the 2010 period compared to $309.0 million for the 2009 period.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on other short-term borrowings totaled $7,000 for the three month period ended June 30, 2010, a decrease of $3,000, from the 2009 period.  The decrease was primarily due to a decrease in the average balance of $2.6 million, or 26.2%, coupled with a slight decrease in the weighted-average cost of funds of 2 basis points for the 2010 period compared to the 2009 period.

Interest expense on Federal Home Loan Bank advances totaled $416,000 for the three month period ended June 30, 2010, a decrease of $86,000 compared to the expense of $502,000 for the 2009 period.  The decrease was primarily due to a decline in the weighted-average cost of 51 basis points to 3.73%, as a portion of maturing higher cost advances were repriced to lower current market interest rates, and a decrease of $2.9 million, or 6.0%, in the average balance of advances outstanding.  A portion of maturing advances were paid off through an increase in retail deposits as noted above.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $3.3 million for the three month period ended June 30, 2010, an increase of $24,000, or 0.7%, compared to the three month period ended June 30, 2009.  The interest rate spread decreased 5 basis points to 3.35% for the 2010 period, compared to 3.40% for the 2009 period.  The net interest margin decreased 3 basis points to 3.42% for the three month period ended June 30, 2010, compared to 3.45% for the three month period ended June 30, 2009.  The decrease in the interest rate spread was due to a shift in asset composition to lower yielding investment securities and cash equivalents from higher yielding loans and mortgage-backed securities as discussed above.

Provision for Loan Losses

Management recorded a $190,000 provision for loan losses for the three month period ended June 30, 2010, an increase of $25,000 compared to the $165,000 provision for the three month period ended June 30, 2009.  The amount of the provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area.  Despite shrinkage in the size of the loan portfolio from the 2009 quarter to the 2010 quarter, the negative change in portfolio performance and economic factors resulted in an increased provision in the 2010 quarter to maintain directional consistency in the overall level of the allowance for loan losses with the factors other than portfolio size as discussed above.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2010.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans increased by $2,000, or 0.4%, for the three month period ended June 30, 2010, compared to the three month period ended June 30, 2009.  The increase was primarily due to a gain on sale of foreclosed assets held for sale of $14,000 compared to a prior year loss of $11,000, coupled with an increase in trust income of $11,000 and a increased gains on the sale of residential mortgage loans of $4,000.  These increases were offset by a decrease of $39,000 in service fees on deposit accounts and other income.  The increase in trust income is

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

mainly due to an increase in the market value of managed assets during the 2010 period compared to the 2009 period, as most trust fees are tied to the market value of customer accounts.  The decrease in service fees on deposit accounts is due to a decrease in overdraft fees as customers better manage their deposit accounts to avoid fees and a decrease in activity based fees, such as debit card interchange, due to reduced economic activity.

Noninterest Expense

Noninterest expense decreased by $153,000, or 5.3%, to $2.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The decrease was primarily due to a $217,000 decrease in federal deposit insurance expense.  A special assessment imposed on all insured institutions by the FDIC during the 2009 period was not repeated in the 2010 period.  Other operating expenses decreased by $61,000 due to a decrease in expenses directly associated with loan originations, as volume in the 2010 period was lower than in the 2009 period.  Occupancy and equipment expenses decreased by $13,000 due to management’s exercise of careful control over office expenditures such as supplies and equipment. The above decreases were partially offset by an increase of $95,000 in compensation and employee benefits, mainly due to annual merit compensation increases that take effect each April, and increased benefit costs, combined with a $46,000 increase in the provision for impairment on foreclosed assets held-for-sale as offering prices were reduced to reflect real property market conditions in the Company’s market area.

Federal Income Taxes

Federal income tax expense was $190,000 for the three month period ended June 30, 2010, an increase of $43,000, or 29.3%, compared to the three month period ended June 30, 2009.  The increase was primarily due to a $154,000 increase in pretax income resulting from the factors discussed above.  The effective tax rate was 22.8% for the 2010 period compared to 21.6% for the 2009 period.

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

Index

Wayne Savings Bancshares, Inc.
 Part I

ITEM 3                   Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2010.

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

Index

Wayne Savings Bancshares, Inc.
PART II

ITEM 1.                  Legal Proceedings

Not applicable.

ITEM 1A.               Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.
(b)           Not applicable.
(c)           Not applicable.

ITEM 3.                  Defaults Upon Senior Securities

Not applicable.

ITEM 4.                  Reserved

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

Date: August 9, 2010	By:	/s/Phillip E. Becker
Phillip E. Becker
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer