Form 10-Q
period 2010-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2010-11-08
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

 ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                       September 30, 2010
OR

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

Large accelerated filer☐  Accelerated filer ☐   Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐    No ☒

As of November 5, 2010, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$7,703	$5,853
Interest-bearing demand deposits	2,961	4,022
Cash and cash equivalents	10,664	9,875

Available-for-sale securities	131,250	119,863
Held-to-maturity securities	622	698
Loans receivable – net of allowance for loan losses of $3,054 and $2,826 at September 30, 2010 and March 31, 2010, respectively	239,787	247,006
Premises and equipment	7,080	7,291
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	2,538	2,888
Accrued interest receivable	1,527	1,602
Bank-owned life insurance	6,878	6,754
Goodwill	1,719	1,719
Other intangible assets	332	378
Prepaid Federal Deposit Insurance Corporation premiums	1,315	1,541
Other assets	1,877	1,222
Prepaid federal income taxes	13	170
Total assets	$410,627	$406,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$57,766	$57,106
Savings and money market	98,103	94,589
Time	159,104	160,239
Total deposits	314,973	311,934

Other short-term borrowings	7,021	7,454
Federal Home Loan Bank advances	45,500	45,500
Accrued interest payable and other liabilities	2,827	2,818
Deferred federal income taxes	1,598	1,331
Total liabilities	371,919	369,037

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,003	36,012
Retained earnings	15,298	14,332
Shares acquired by ESOP	(762)	(807)
Accumulated other comprehensive income, net of tax effects	2,301	1,590
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	38,708	36,995
Total liabilities and stockholders’ equity	$410,627	$406,032

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the six and three months ended September 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Six months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans	$6,763	$7,314	$3,329	$3,632
Securities	2,430	2,781	1,214	1,378
Dividends on Federal Home Loan Bank stock and other	115	122	58	65
Total interest and dividend income	9,308	10,217	4,601	5,075

Interest Expense
Deposits	1,970	2,621	958	1,239
Other short-term borrowings	15	19	8	9
Federal Home Loan Bank advances	817	995	401	493
Total interest expense	2,802	3,635	1,367	1,741

Net Interest Income	6,506	6,582	3,234	3,334

Provision for Loan Losses	310	545	120	380

Net Interest Income After Provision for Loan Losses	6,196	6,037	3,114	2,954

Noninterest Income
Gain on loan sales	123	113	56	50
Gain (loss) on sale of foreclosed assets held for sale	14	(11)	—	—
Trust income	96	89	48	52
Earnings on bank-owned life insurance	116	115	58	58
Service fees, charges and other operating	630	696	325	352
Total noninterest income	979	1,002	487	512

Noninterest Expense
Salaries and employee benefits	3,012	2,872	1,488	1,443
Net occupancy and equipment expense	885	938	433	473
Federal deposit insurance premiums	245	457	123	118
Franchise taxes	173	176	86	88
Provision for impairment on foreclosed assets held for sale	76	50	30	50
Loss on disposal of office premises and equipment	—	4	—	4
Amortization of intangible assets	46	48	22	23
Other	1,018	953	532	405
Total noninterest expense	5,455	5,498	2,714	2,604

Income Before Federal Income Taxes	1,720	1,541	887	862

Provision for Federal Income Taxes	403	357	213	210

Net Income	$1,317	$1,184	$674	$652

Basic Earnings Per Share	$0.45	$0.41	$0.23	$0.23

Diluted Earnings Per Share	$0.45	$0.41	$0.23	$0.23

Dividends Per Share	$0.12	$0.10	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the six and three months ended September 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Six months Ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net Income	$1,317	$1,184	$674	$652
Other comprehensive income:
Unrealized holding gains on securities, net of related taxes of $366, $615, $110 and $537 during the respective periods	711	1,193	214	1,043
Comprehensive income	$2,028	$2,377	$888	$1,695
Accumulated other comprehensive income	$2,301	$1,883	$2,301	$1,883

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Operating Activities
Net income	$1,317	$1,184
Items not requiring (providing) cash
Depreciation and amortization	271	293
Provision for loan losses	310	545
Amortization of premiums and discounts on securities - net	399	(34)
Amortization of mortgage servicing rights	19	21
Amortization of deferred loan origination fees	(36)	(56)
Amortization of intangible assets	46	48
Increase in value of bank owned life insurance	(124)	(124)
Amortization expense of stock benefit plan	36	26
Loss on real estate acquired through foreclosure	62	61
Net gain on sale of loans	(123)	(113)
Proceeds from sale of loans in secondary market	2,972	4,310
Origination of loans for sale in the secondary market	(2,849)	(4,263)
Deferred income taxes	(99)	(48)
Changes in
Accrued interest receivable	75	14
Other assets	(291)	(65)
Interest payable and other liabilities	20	(395)
Net cash provided by operating activities	2,005	1,404

Investing Activities
Purchase of available-for-sale securities	(30,569)	(14,817)
Proceeds from maturities of available-for-sale securities	19,859	20,859
Proceeds from maturities of held-to-maturity securities	76	143
Net change in loans	6,600	(1,677)
Purchase of premises and equipment	(60)	(249)
Proceeds from the sale of foreclosed assets	633	255
Net cash provided by (used in) investing activities	(3,461)	4,514

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Financing Activities
Net change in deposits	$3,039	$(8,723)
Net change in other short-term borrowings	(433)	(2,624)
Proceeds from Federal Home Loan Bank advances	10,250	17,300
Repayments of Federal Home Loan Bank advances	(10,250)	(12,300)
Advances by borrowers for taxes and insurance	(10)	(40)
Cash dividends paid	(351)	(291)
Net cash provided by (used in) financing activities	2,245	(6,678)

Increase (Decrease) in Cash and Cash Equivalents	789	(760)

Cash and Cash equivalents, Beginning of period	9,875	6,790

Cash and Cash equivalents, End of period	$10,664	$6,030

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$2,847	$3,716

Federal Income Taxes	$345	$375

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$345	$653

Unrealized gains on securities designated as available-for-sale,
net of related tax effects	$711	$1,193

Dividends payable	$180	$150

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and six months ended September 30, 2010 and 2009, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2010.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three and six months ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2010, has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the six months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding (basic)	2,921,174	2,911,956	2,921,174	2,911,956
Dilutive effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding (diluted)	2,921,174	2,911,956	2,921,174	2,911,956

None of the outstanding options were included in the diluted earnings per share calculation for the three and six months ended September 30, 2010 and 2009, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of September 30, 2010, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the six months ended September 30, 2010 and 2009.  There was no compensation expense recognized for the stock option plan during the six months ended September 30, 2010 and 2009, as all options were fully vested prior to these periods.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the six months ended September 30, 2010, and for the years ended March 31, 2010 and 2009, is presented below:

	Six months ended September 30,		Year ended March 31,
	2010		2010		2009
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	94,020	$13.95	94,020	$13.95	104,224	$13.95
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	––	––	—	—	(10,204)	13.95

Outstanding at end of period	94,020	$13.95	94,020	$13.95	94,020	$13.95

Options exercisable at period-end	94,020	$13.95	94,020	$13.95	94,020	$13.95

The following information applies to options outstanding at September 30, 2010:

Number outstanding	94,020
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	3.50 years

Note 5:	Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At September 30, 2010, the Bank had regulatory approval for $272,000 of retained earnings for dividend declaration.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  As of September 30, 2010, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2010 and March 31, 2010 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2010
Tangible capital	$33,471	8.3%	$6,072	1.5%	$20,240	5.0%
Core capital	33,471	8.3	16,192	4.0	24,288	6.0
Risk-based capital	35,865	14.8	19,384	8.0	24,230	10.0

As of March 31, 2010
Tangible capital	$32,397	8.1%	$6,019	1.5%	$20,062	5.0%
Core capital	32,397	8.1	16,050	4.0	24,075	6.0
Risk-based capital	34,685	14.2	19,517	8.0	24,396	10.0

Note 6:	Recent Accounting Developments

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 7:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2010:
U.S. government agencies	$2,213	$116	$1	$2,328
Mortgage-backed securities of government sponsored entities	98,990	3,083	31	102,042
Private-label collateralized mortgage obligations	2,893	45	36	2,902
State and political subdivisions	23,003	991	16	23,978

Totals	$127,099	$4,235	$84	$131,250

March 31, 2010:
U.S. government agencies	$2,489	$122	$1	$2,610
Mortgage-backed securities of government sponsored entities	90,146	2,938	134	92,950
Private-label collateralized mortgage obligations	3,659	8	216	3,451
State and political subdivisions	20,495	464	107	20,852

Totals	$116,789	$3,532	$458	$119,863

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2010:
U.S. government agencies	$158	$––	$1	$157
Mortgage-backed securities of government sponsored entities	436	14	––	450
State and political subdivisions	28	2	––	30

	$622	$16	$1	$637
March 31, 2010:
U.S. government agencies	$162	$––	$1	$161
Mortgage-backed securities of government sponsored entities	500	11	––	511
State and political subdivisions	36	3	––	39

	$698	$14	$1	$711

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2010 by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$2,844	$2,963	$28	$30
Five to ten years	5,530	5,914	––	––
After ten years	16,842	17,429	158	157

	25,216	26,306	186	187

Mortgage-backed securities of government sponsored entities	98,990	102,042	436	450
Private-label collateralized mortgage obligations	2,893	2,902	—	—

Totals	$127,099	$131,250	$622	$637

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $57.2 million and $57.9 million at September 30, 2010 and March 31, 2010, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at September 30, 2010 and March 31, 2010, was $10.5 million and $31.8 million, which represented approximately 8% and 26%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at September 30, 2010.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

September 30, 2010

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$339	$2	$339	$2
Mortgage-backed securities of government sponsored entities	8,648	31	—	—	8,648	31
Private-label collateralized mortgage obligations	753	36	—	—	753	36
State and political subdivisions	—	—	771	16	771	16
Total temporarily impaired securities	$9,401	$67	$1,110	$18	$10,511	$85

March 31, 2010

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$349	$2	$349	$2
Mortgage-backed securities of government sponsored entities	21,282	134	—	—	21,282	134
Private-label collateralized mortgage obligations	3,129	216	—	—	3,129	216
State and political subdivisions	6,628	95	433	12	7,061	107
Total temporarily impaired securities	$31,039	$445	$782	$14	$31,821	$459

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Fair Value Measurements

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and March 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2010
U.S. government agencies	$2,328	$––	$2,328	$––
Mortgage-backed securities of government sponsored entities	102,042	––	102,042	––
Private-label collateralized mortgage obligations	2,902	—	2,902	—
State and political subdivisions	$23,978	$––	$23,978	$––

March 31, 2010
U.S. government agencies	$2,610	$––	$2,610	$––
Mortgage-backed securities of government sponsored entities	92,950	––	92,950	––
Private-label collateralized mortgage obligations	3,451	—	3,451	—
State and political subdivisions	$20,852	$––	$20,852	$––

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and March 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2010
Impaired loans	$190	$––	$––	$190
Foreclosed assets	137	––	––	137
March 31, 2010
Impaired loans	$3,738	$––	$––	$3,738
Foreclosed assets	2,888	––	––	2,888

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

	September 30, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$10,664	$10,664	$9,875	$9,875
Available-for-sale securities	131,250	131,250	119,863	119,863
Held-to-maturity securities	622	637	698	711
Loans, net of allowance for loan losses	239,787	248,263	247,006	252,806
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,527	1,527	1,602	1,602

Financial liabilities
Deposits	314,973	315,316	311,934	306,778
Other short-term borrowings	7,021	7,021	7,454	7,454
Federal Home Loan Bank advances	45,500	46,865	45,500	46,419
Advances from borrowers for taxes and insurance	528	528	539	539
Interest payable	168	168	213	213

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2010 and March 31, 2010.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2010, to September 30, 2010

At September 30, 2010, the Company had total assets of $410.6 million, an increase of $4.6 million, or 1.1%, over total assets at March 31, 2010.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $12.2 million, or 9.4%, to $141.9 million at September 30, 2010.  The increase was primarily due to an increase of $11.4 million, or 9.5%, in available-for-sale securities and an increase in cash and cash equivalents of $789,000, or 8.0%.

Total securities increased by $11.3 million, or 9.4%, during the six month period ended September 30, 2010.  The increase was primarily due to purchases of $30.6 million and an increase in the fair value of available-for-sale investment securities of $1.1 million, partially offset by maturities and principal repayments of $19.9 million.  Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios.

Net loans receivable decreased by $7.2 million, or 2.9% at September 30, 2010 compared to March 31, 2010.  The Bank originated $25.4 million of loans, received payments of $29.6 million, originated and sold $2.8 million of 30-year fixed-rate mortgage loans into the secondary market and increased the allowance for loan losses, net of charge-offs, by $228,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.  As part of an overall strategy to manage liquidity and interest rate risk, management has adopted a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the accumulation of interest rate risk on the balance sheet and to keep the secondary market channel open as a backup source of liquidity.  Similarly, in order to further limit the accumulation of interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the origination and retention of long term fixed-rate residential mortgages.  To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide future cash flows to fund loan demand in future periods while also limiting the interest rate risk exposure of the Company.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	September 30, 2010		March 31, 2010
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$159,513	65.27%	$159,140	62.96%
Residential construction loans	552	0.23	2,097	0.83
Multi-family residential	8,807	3.60	9,010	3.56
Non-residential real estate/land(2)	64,831	26.53	70,167	27.76
Total mortgage loans	233,703	95.63	240,415	95.11
Other loans:
Consumer loans(3)	2,804	1.15	3,402	1.35
Commercial business loans	7,875	3.22	8,943	3.54
Total other loans	10,679	4.37	12,345	4.89
Total loans before net items	244,382	100.00%	252,760	100.00%
Less:
Loans in process	1,127		2,507
Deferred loan origination fees	414		421
Allowance for loan losses	3,054		2,826
Total loans receivable, net	$239,787		$247,006
Mortgage-backed securities, net(4)	$105,380		$96,901
_________________________________

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.6 million at September 30, 2010, and $16.5 million at March 31, 2010.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $2.2 million and $2.7 million at September 30, 2010 and March 31, 2010, respectively.
(3)	Includes second mortgage loans of $1.0 million and $1.1 million as of September 30, 2010 and March 31, 2010, respectively.
(4)	Includes mortgage-backed securities and collateralized mortgage obligations designated as available-for-sale.

Non-performing loans amounted to $4.9 million at September 30, 2010 compared to $4.3 million at March 31, 2010.  At September 30, 2010, non-performing loans consisted primarily of residential mortgage loans of approximately $3.4 million, a nonresidential property loan with a balance of $1.3 million, land loans totaling $191,000 and consumer loans totaling $6,000.  At March 31, 2010, non-performing loans consisted of $2.8 million in residential loans, a nonresidential property loan with a balance of $1.3 million, land loans totaling $191,000 and consumer loans totaling $23,000.   Foreclosed assets held for sale amounted to $2.5 million at September 30, 2010, compared to $2.9 million at March 31, 2010, a decrease of 12.1%.  The decline in the balance of foreclosed assets is mainly due to the disposal of four properties totaling $619,000 while only acquiring five properties totaling $345,000.  In addition, provision for impairment on foreclosed assets held for sale totaled $76,000 for the period.  Despite the difficult real property markets in the Company’s market area, transactions are being executed.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.  Total non-performing and impaired assets amounted to $10.0 million at September 30, 2010, compared to $9.4 million at March 31, 2010.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth information regarding our past due, nonaccrual and impaired loans and foreclosed assets held for sale as of September 30, 2010 and March 31, 2010.

	September 30, 2010	March 31, 2010
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One-to-four family residential	$568	$260
All other mortgage loans	661	3,255
Non-mortgage loans:
Commercial business loans	102	—
Consumer loans	—	—
	$1,331	$3,515

Non-performing loans:
Mortgage loans:
One-to-four family residential	$3,344	$2,805
All other mortgage loans	1,511	1,511
Non-mortgage loans:
Commercial business loans	—	—
Consumer	6	3
Total non-performing loans(1)	4,861	4,319
Loans deemed impaired(2)	2,569	2,185
Total non-performing and impaired loans	7,430	6,504
Total foreclosed assets held for sale	2,538	2,888
Total non-performing and impaired assets	$9,968	$9,392

Total non-performing and impaired loans to net loans receivable	3.10%	2.63%
Total non-performing and impaired loans to total assets	1.81%	1.60%
Total non-performing and impaired assets to total assets	2.43%	2.31%

(1)	Nonperforming loans include $3.1 million and $1.4 million which are deemed impaired at September 30, 2010 and March 31, 2010, respectively.

(2)	Includes loans deemed impaired of $980,000 at September 30, 2010, and $778,000 at March 31, 2010, that are currently performing.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the six months ended September 30, 2010	For the year ended March 31, 2010

	(Dollars in thousands)

Loans receivable, gross	$242,841	$249,832
Average loans receivable, net	$246,620	$252,020
Allowance balance (at beginning of period)	$2,826	$2,484
Provision for losses	310	1,643
Charge-offs:
Mortgage loans:
One-to-four family	(78)	(452)
Non-residential real estate and land	(5)	(830)
Other loans:
Consumer	—	—
Commercial	—	(148)
Gross charge-offs	(83)	(1,330)
Recoveries:
Mortgage	—	28
Consumer	1	1
Gross recoveries	1	29
Net charge-offs	(82)	(1,301)

Allowance for loan losses balance (at end of period)	$3,054	$2,826
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.26%	1.13%
Net loans charged off as a percent of average loans receivable, net	0.03%	0.52%
Ratio of allowance for loan losses to non-performing loans at end of period	62.83%	65.43%

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $315.0 million at September 30, 2010, an increase of $3.0 million, or 1.0%, over $311.9 million at March 31, 2010.  Savings and money market accounts increased by $3.5 million and demand deposit accounts increased by $660,000 while time deposits decreased by $1.1 million.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including Federal Home Loan Bank advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit accounts to move to other alternatives.

Other short-term borrowings, in the form of repurchase agreements with customers, totaled $7.0 million at September 30, 2010, and $7.5 million at March 31, 2010.  The interest rate paid on these borrowings is 0.40% for both periods.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $45.5 million at both September 30, 2010, and March 31, 2010.  The Company primarily uses advances from the FHLB for short term cash management purposes and to extend liability duration for interest rate risk management purposes.  Repricing risk associated with advances is mitigated through the laddering of advance maturities over time.  The weighted average cost of FHLB advances was 3.69% at September 30, 2010, compared to 4.00% at March 31, 2010.  The decrease in the rate paid is due to decreases in market interest rates.

Stockholders’ equity increased by $1.7 million, or 4.6%, during the six months ended September 30, 2010, mainly due to the addition of net income of $1.3 million and an increase in accumulated other comprehensive income of $711,000,  partially offset by declared dividends of $360,000.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2010 and 2009

General

Net income for the three months ended September 30, 2010 totaled $674,000, an increase of $22,000, or 3.4%, compared to $652,000 for the three month period ended September 30, 2009.  The increase in net income was primarily due to a decrease in interest expense of $374,000 and a decrease in provision for loan losses of $260,000, partially offset by a decrease in interest income of $474,000 and an increase in noninterest expense of $110,000.

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

	For the three months ended September 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$241,765	$3,329	5.51%	$253,295	$3,632	5.74%
Investment securities(2)	129,805	1,214	3.74	114,532	1,378	4.81
Interest-earning deposits(3)	13,543	58	1.71	10,966	65	2.37
Total interest-earning assets	385,113	4,601	4.78	378,793	5,075	5.36
Noninterest-earning assets	25,208			23,254

Total assets	$410,321			$402,047

Interest-bearing liabilities:
Deposits	$315,966	$958	1.21%	$305,283	$1,239	1.62%
Other short-term borrowings	7,485	8	0.43	8,884	9	0.41
Borrowings	44,075	401	3.64	47,791	493	4.13
Total interest-bearing liabilities	367,526	1,367	1.49	361,958	1,741	1.92

Noninterest bearing liabilities	4,145			4,046
Total liabilities	371,671			366,004
Stockholders’ equity	38,650			36,043
Total liabilities and stockholders’ equity	$410,321			$402,047
Net interest income		$3,234			$3,334
Interest rate spread(4)			3.29%			3.44%
Net yield on interest-earning assets(5)			3.36%			3.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.79%			104.65%
_________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $474,000 or 9.3%, to $4.6 million for the three months ended September 30, 2010, compared to the same period in 2009.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.78% in the 2010 period from 5.36% for the 2009 period, partially offset with an increase of $6.3 million in the average balance of interest-earning assets outstanding to $385.1 million for the 2010 period compared to an average balance of $378.8 million for the 2009 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2009 period to the 2010 period through prepayments, new loan originations and reinvestment of securities cashflows at lower yields.

Interest income on loans decreased by $303,000, or 8.3%, for the three month period ended September 30, 2010, compared to the same period in 2009, due to a reduction in the average balance of loans outstanding and a decrease in the portfolio yield.  The average balance of loans outstanding decreased $11.5 million, or $4.6%, to $241.8 million for the 2010 period compared to $253.3 million for the 2009 period.  Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2010.   The yield on the loan portfolio decreased from 5.74% for the three months ended September 30, 2009 to 5.51% for the three months ended September 30, 2010, again due to reduced origination yields and the amortization and prepayment of higher yielding assets due to the low level of market interest rates.

Interest income on securities decreased by $164,000, or 11.9%, during the three months ended September 30, 2010, compared to the same period in 2009.  This decrease was due primarily to a decrease of 107 basis points in the weighted-average rate to 3.74% for the 2010 period, compared to 4.81% for the 2009 period, partially offset by an increase in the average balance of $15.3 million, or 13.3%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income decreased by $7,000 to $58,000 for the three month period ending September 30, 2010 compared to the 2009 period.   The weighted-average yield decreased by 66 basis points to 1.71% as a result of reductions in short term market interest rates. The decrease was partially offset by the increase in the average balance of $2.6 million to $13.5 million in the 2010 period, compared to $11.0 million in the 2009 period.

Interest Expense

Interest expense totaled $1.4 million for the three month period ended September 30, 2010, a decrease of $374,000, or 21.5%, compared to $1.7 million for the three month period ended September 30, 2009.  The decrease was mainly due to a 43 basis point decrease in the weighted-average cost of funds to 1.49% for the 2010 period compared to 1.92% for the 2009 period, partially offset by a $5.6 million increase in the average balance of total interest-bearing liabilities for the 2010 period compared to the 2009 period.

Interest expense on deposits totaled $958,000 for the three months ended September 30, 2010, a decrease of $281,000, or 22.7%, compared to $1.2 million for the three months ended September 30, 2009.  The decrease was mainly due to a 41 basis point decrease in the weighted-average cost of deposits, to 1.21% for the 2010 period compared to 1.62% for the 2009 period, partially offset by an increase in the average

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

balance of $10.7 million, or 3.5%, to $316.0 million for the 2010 period compared to $305.3 million for the 2009 period.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors.

Interest expense on other short-term borrowings totaled $8,000 for the three month period ended September 30, 2010, a decrease of $1,000, from the 2009 period.  The decrease was mainly due to a decrease in the average balance of $1.4 million, or 15.7%, partially offset by a 2 basis point increase in the weighted-average cost of funds for the 2010 period compared to the 2009 period.

Interest expense on Federal Home Loan Bank advances totaled $401,000 for the three month period ended September 30, 2010, a decrease of $92,000 compared to the expense of $493,000 for the 2009 period.  The decrease was mainly due to a decline in the weighted-average cost of 49 basis points to 3.64%, as a portion of maturing higher cost advances were repriced to lower current market interest rates, and a decrease of $3.7 million, or 7.8%, in the average balance of advances outstanding.  A portion of maturing advances were paid off through an increase in retail deposits as noted above.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $3.2 million for the three month period ended September 30, 2010, a decrease of $100,000, or 3.0%, compared to the three month period ended September 30, 2009.  The interest rate spread decreased 15 basis points to 3.29% for the 2010 period, compared to 3.44% for the 2009 period.  The net interest margin decreased 16 basis points to 3.36% for the three month period ended September 30, 2010, compared to 3.52% for the three month period ended September 30, 2009.  The decrease in the interest rate spread was due to a shift in asset composition to lower yielding investment securities and cash equivalents from higher yielding loans and mortgage-backed securities as discussed above.

Provision for Loan Losses

Management recorded a $120,000 provision for loan losses for the three month period ended September 30, 2010, a decrease of $260,000 compared to the $380,000 provision for the three month period ended September 30, 2009.  The provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the continuing increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2010.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans decreased by

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

$25,000, or 4.9%, for the three month period ended September 30, 2010, compared to the three month period ended September 30, 2009.  The decrease was primarily due to a reduction in service fees, charges and other operating income of $27,000 and a decrease in trust income of $4,000, partially offset by an increase in gain on sale of residential mortgage loans of $6,000. The decrease in service fees on deposit accounts is due to a decrease in overdraft and monthly statement fees as customers better manage their deposit accounts to avoid such fees and the effect of an overall reduction in the level of economic activity in the Company’s market area.

Noninterest Expense

Noninterest expense increased by $110,000, or 4.2%, to $2.7 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The increase was primarily due to a $127,000 increase in other operating expenses.  The majority of the increase in other operating expenses is related to an increase of $35,000 in marketing expense, an increase in professional expenses, mainly legal costs related to foreclosure activity, of $24,000, and increased appraisal expense of $22,000.  Compensation and benefits expenses increased by $45,000, mainly due to annual merit compensation increases that took effect in April and increased pension costs.  The above increases were partially offset by a decrease of $40,000 in occupancy and equipment expense, mainly due to management’s exercise of careful control over expenditures for the purchases of equipment and reduced ATM costs as a result of contract negotiations in fiscal 2010, a reduction of $20,000 in the provision for impairment on foreclosed assets held-for-sale and the absence of $4,000 of expenses related to the disposal of office premises and equipment  in the 2009 period that did not recur in the 2010 period.

Federal Income Taxes

Federal income tax expense was $213,000 for the three month period ended September 30, 2010, an increase of $3,000, or 1.4%, compared to the three month period ended September 30, 2009.  The slight increase was primarily due to a $25,000 increase in pretax income resulting from the factors discussed above.  The effective tax rate was 24.0% for the 2010 period compared to 24.4% for the 2009 period.  The decrease in the effective tax rate is mainly due to a slight increase in the proportion of tax exempt income generated by municipal securities and bank owned life insurance.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2010 and 2009

General

Net income for the six months ended September 30, 2010 totaled $1.3 million, an increase of $133,000, or 11.2%, compared to $1.2 million for the six month period ended September 30, 2009.  The increase in net income was primarily due to a decrease in interest expense of $833,000 and a decrease in provision for loan losses of $235,000, partially offset by a decrease in interest income of $909,000 and an increase in the provision for federal income taxes of $46,000.

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

	For the six months ended September 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$246,620	$6,763	5.48%	$252,720	$7,314	5.79%
Investment securities(2)	126,915	2,430	3.83	115,109	2,781	4.83
Interest-earning deposits(3)	13,447	115	1.71	13,052	122	1.87
Total interest-earning assets	386,982	9,308	4.81	380,881	10,217	5.36
Noninterest-earning assets	22,275			23,206

Total assets	$409,257			$404,087

Interest-bearing liabilities:
Deposits	$315,272	$1,970	1.25%	$307,149	$2,621	1.71%
Other short-term borrowings	7,377	15	0.41	9,361	19	0.41
Borrowings	44,330	817	3.69	47,599	995	4.18
Total interest-bearing liabilities	366,979	2,802	1.53	364,109	3,635	2.00

Noninterest bearing liabilities	4,153			4,298
Total liabilities	371,132			368,407
Stockholders’ equity	38,125			35,680
Total liabilities and stockholders’ equity	$409,257			$404,087
Net interest income		$6,506			$6,582
Interest rate spread(4)			3.28%			3.36%
Net yield on interest-earning assets(5)			3.36%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.45%			104.61%

_______________________________________________________
(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held to maturity.
(3)	Includes interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $909,000 or 8.9%, to $9.3 million for the six months ended September 30, 2010, compared to the same period in 2009.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.81% in the 2010 period from 5.36% for the 2009 period, partially offset with an increase of $6.1 million in the average balance of interest-earning assets outstanding to $387.0 million for the 2010 period compared to an average balance of $380.9 million for the 2009 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2009 period to the 2010 period through prepayments, new loan originations and reinvestment of securities cashflows at lower yields.

Interest income on loans decreased by $551,000, or 7.5%, for the six month period ended September 30, 2010, compared to the same period in 2009, primarily due to a reduction in the weighted-average rate on loans from 5.79% for the six months ended September 30, 2009 to 5.48% for the six months ended September 30, 2010.  As discussed earlier, the yield decrease was due to lower overall market rates for new loan originations and the refinancing of existing loans, combined with a decrease in the average balance of loans outstanding of $6.1 million, or 2.4%, to $246.6 million for the 2010 period compared to $252.7 million for the 2009 period.  Loan prepayments have increased due to the low interest rate environment and loan demand from qualified borrowers has been significantly reduced by the continued difficult economic conditions in 2010.

Interest income on securities decreased by $351,000, or 12.6%, during the six months ended September 30, 2010, compared to the same period in 2009.  This decrease was due primarily to a decrease of 100 basis points in the weighted-average rate to 3.83% for the 2010 period, compared to 4.83% for the 2009 period, partially offset by an increase in the average balance of $11.8 million, or 10.3%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide cash flow to meet loan demand in future periods.

Dividends on Federal Home Loan Bank stock and other income decreased by $7,000 for the six month period ending September 30, 2010 compared to the 2009 period.   The weighted-average yield decreased by 16 basis points to 1.71% as a result of reductions in short term market interest rates. The decrease was partially offset by the increase in the average balance of $395,000 to $13.4 million in the 2010 period, compared to $13.1 million in the 2009 period.

Interest Expense

Interest expense totaled $2.8 million for the six month period ended September 30, 2010, a decrease of $833,000, or 22.9%, compared to $3.6 million for the six month period ended September 30, 2009.  The decrease was mainly due to a 47 basis point decrease in the weighted-average cost of funds to 1.53% for the 2010 period compared to 2.00% for the 2009 period, partially offset by an increase in the average balance of $2.9 million, or 0.8%, for the 2010 period compared to the 2009 period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on deposits totaled $2.0 million for the six months ended September 30, 2010, a decrease of $651,000, or 24.8%, compared to $2.6 million for the six months ended September 30, 2009.  The decrease resulted from a 46 basis point decrease in the weighted-average cost of deposits, to 1.25% for the 2010 period compared to 1.71% for the 2009 period, partially offset with an increase in the average balance of $8.1 million, or 2.6%, to $315.3 million for the 2010 period compared to $307.1 million for the 2009 period.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors.

Interest expense on other short-term borrowings decreased by $4,000 for the six month period ended September 30, 2010, from the similar 2009 period.  The decrease was primarily due to a decrease in the average balance of $2.0 million, or 21.2%. The weighted-average cost of funds remained unchanged at 0.41% for the 2010 and 2009 periods.

Interest expense on Federal Home Loan Bank advances totaled $817,000 for the six month period ended September 30, 2010, a decrease of $178,000 compared to the expense of $995,000 for the 2009 period.  The decrease was primarily due to a decline in the weighted-average cost of 49 basis points to 3.69%, as a portion of maturing higher cost advances were repriced to lower current market interest rates, and a decrease of $3.3 million, or 6.9%, in the average balance of advances outstanding.  A portion of maturing advances were paid off through an increase in retail deposits as noted above.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $6.5 million for the six month period ended September 30, 2010, a decrease of $76,000, or 1.2%, compared to the six month period ended September 30, 2009.  The interest rate spread decreased 8 basis points to 3.28% for the 2010 period, compared to 3.36% for the 2009 period.  The net interest margin decreased 10 basis points to 3.36% for the six month period ended September 30, 2010, compared to 3.46% for the six month period ended September 30, 2009.  The decrease in the interest rate spread was due to a shift in asset composition to lower yielding investment securities and cash equivalents from higher yielding loans and mortgage-backed securities as discussed above.

Provision for Loan Losses

Management recorded a $310,000 provision for loan losses for the six month period ended September 30, 2010, a decrease of $235,000 compared to the $545,000 provision for the six month period ended September 30, 2009.  The provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the continuing increase in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2010.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans decreased by $23,000, or 2.3%, for the six month period ended September 30, 2010, compared to the six month period ended September 30, 2009.  The decrease was mainly due to a reduction in service fees, charges and other operating income of $66,000, or 9.5%.  The decrease in service fees on deposit accounts is mainly due to a decrease in overdraft and monthly statement fees as customers better manage their deposit accounts to avoid such fees and an overall decrease in economic activity in the Company’s market area.  The above decreases were partially offset by a gain on sale of foreclosed assets held for sale of $14,000 in the 2010 period compared to a loss of $11,000 in the 2009 period, increased gains on the sale of residential mortgages of $10,000 and an increase in trust income of $7,000.  The increase in gains from the sale of loans is the result of increased origination activity due to the low level of market interest rates and management’s strategy, as discussed above, of selling certain 30 year fixed rate residential mortgages with longer maturities to limit the accumulation of interest rate risk on the balance sheet and to provide an additional source of liquidity.  The increase in trust income is mainly due to an increase in the market value of managed assets during the 2010 period compared to the 2009 period, as most trust fees are tied to the market value of customer accounts.

Noninterest Expense

Noninterest expense decreased by $43,000, or 0.8%, to $5.5 million for the six months ended September 30, 2010, compared to the six months ended September 30, 2009.  The decrease was primarily due to a $212,000 decrease in federal deposit insurance expense, as a special assessment imposed on all insured institutions by the Federal Deposit Insurance Corporation during the 2009 period was not repeated in the 2010 period.  Additionally, occupancy and equipment decreased $53,000 mainly due to reduced ATM costs as a result of contract negotiations in fiscal 2010.

Salaries and employee benefits increased $140,000 compared to the prior year mainly due to annual merit increases in compensation, increased pension expense and a reduced deferral of compensation costs as loan originations are down for the 2010 six month period compared to the 2009 six month period.  Other operating expenses increased by $66,000 compared to the 2009 period mainly due to an increase in loan appraisal expenses, an increase in marketing expense and a $26,000 increase in the provision for impairment on foreclosed assets held-for-sale over the prior year period as offering prices were reduced to reflect real property market conditions in the Company’s market area.

Federal Income Taxes

Federal income tax expense was $403,000 for the six month period ended September 30, 2010, an increase of $46,000, or 12.9%, compared to the six month period ended September 30, 2009.  The increase was primarily due to a $179,000 increase in pretax income.  The effective tax rate was 23.4% for the 2010 period compared to 23.2% for the 2009 period.

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

Date: November 8, 2010	By:	/s/Phillip E. Becker
Phillip E. Becker President and Chief Executive Officer

Date: November 8, 2010	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III Executive Vice President and Chief Financial Officer