Form 10-Q
period 2010-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2011-02-08
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

                                                                                             (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ___ Yes     ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer  ___  Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ___                No   X
As of February 4, 2011, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$7,562	$5,853
Interest-bearing demand deposits	4,238	4,022
Cash and cash equivalents	11,800	9,875

Available-for-sale securities	131,785	119,863
Held-to-maturity securities	604	698
Loans receivable – net of allowance for loan losses of $3,065 and $2,826 at December 31, 2010 and March 31, 2010, respectively	237,866	247,006
Premises and equipment	6,995	7,291
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	2,675	2,888
Accrued interest receivable	1,291	1,602
Bank-owned life insurance	6,941	6,754
Goodwill	1,719	1,719
Other intangible assets	310	378
Prepaid Federal Deposit Insurance Corporation premiums	1,201	1,541
Other assets	1,227	1,222
Prepaid federal income taxes	59	170
Total assets	$409,498	$406,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$62,876	$57,106
Savings and money market	101,401	94,589
Time	155,706	160,239
Total deposits	319,983	311,934

Other short-term borrowings	7,459	7,454
Federal Home Loan Bank advances	39,477	45,500
Accrued interest payable and other liabilities	3,581	2,818
Deferred federal income taxes	1,001	1,331
Total liabilities	371,501	369,037

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,000	36,012
Retained earnings	15,599	14,332
Shares acquired by ESOP	(740)	(807)
Accumulated other comprehensive income, net of tax effects	1,270	1,590
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	37,997	36,995
Total liabilities and stockholders’ equity	$409,498	$406,032

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the nine and three months ended December 31, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Nine months		Three months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest and Dividend Income
Loans	$10,007	$10,895	$3,244	$3,581
Securities	3,514	4,132	1,084	1,351
Dividends on Federal Home Loan Bank stock and other	168	179	53	57
Total interest and dividend income	13,689	15,206	4,381	4,989

Interest Expense
Deposits	2,873	3,720	903	1,099
Other short-term borrowings	22	26	7	7
Federal Home Loan Bank advances	1,155	1,438	338	443
Total interest expense	4,050	5,184	1,248	1,549

Net Interest Income	9,639	10,022	3,133	3,440

Provision for Loan Losses	430	1,115	120	570

Net Interest Income After Provision for Loan Losses	9,209	8,907	3,013	2,870

Noninterest Income
Gain on loan sales	155	161	32	48
Gain (loss) on sale of foreclosed assets held for sale	48	(21)	34	(10)
Gain on sale of available-for-sale securities	—	91	—	91
Trust income	155	142	59	53
Earnings on bank-owned life insurance	175	173	59	58
Service fees, charges and other operating	930	1,030	300	334
Total noninterest income	1,463	1,576	484	574

Noninterest Expense
Salaries and employee benefits	4,488	4,352	1,476	1,480
Net occupancy and equipment expense	1,327	1,378	442	440
Federal deposit insurance premiums	364	579	119	122
Franchise taxes	261	263	88	87
Provision for impairment on foreclosed assets held for sale	337	70	261	20
Loss on disposal of office premises and equipment	—	4	—	—
Amortization of intangible assets	68	71	22	23
Other	1,518	1,425	500	472
Total noninterest expense	8,363	8,142	2,908	2,644

Income Before Federal Income Taxes	2,309	2,341	589	800

Provision for Federal Income Taxes	516	522	113	165

Net Income	$1,793	$1,819	$476	$635

Basic Earnings Per Share	$0.61	$0.62	$0.16	$0.21

Diluted Earnings Per Share	$0.61	$0.62	$0.16	$0.21

Dividends Per Share	$0.18	$0.15	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the nine and three months ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	Nine months		Three months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Income	$1,793	$1,819	$476	$635
Other comprehensive income: Unrealized holding gains on securities, net of related taxes (benefits) of $(165), $435, $(531) and $(180) during the respective periods	(320)	844	(1,031)	(349)
Reclassification adjustment for realized gains included in income, net of related taxes of $0, $31, $0 and $31 during the respective periods	—	(60)	—	(60)
Comprehensive income (loss)	$1,473	$2,603	$(555)	$226
Accumulated other comprehensive income	$1,270	$1,474	$1,270	$1,474

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Operating Activities
Net income	$1,793	$1,819
Items not requiring (providing) cash
Depreciation and amortization	396	438
Provision for loan losses	430	1,115
Amortization of premiums and discounts on securities – net	760	(120)
Amortization of mortgage servicing rights	41	29
Amortization of deferred loan origination fees	(62)	(71)
Amortization of intangible assets	68	71
Increase in value of bank owned life insurance	(187)	(185)
Amortization expense of stock benefit plan	54	40
Loss on real estate acquired through foreclosure	289	91
Net gain on sale of loans	(155)	(161)
Net gain on sale of available-for-sale securities	—	(91)
Proceeds from sale of loans in secondary market	3,731	5,406
Origination of loans for sale in the secondary market	(3,574)	(5,323)
Deferred income taxes	(165)	(225)
Changes in
Accrued interest receivable	311	249
Other assets	405	(1,663)
Interest payable and other liabilities	348	(519)
Net cash provided by operating activities	4,483	900

Investing Activities
Purchase of available-for-sale securities	(43,993)	(24,819)
Proceeds from maturities of available-for-sale securities	30,826	27,230
Proceeds from maturities of held-to-maturity securities	94	195
Proceeds from sale of investment securities designated as available-for-sale	—	4,579
Net change in loans	7,660	1,986
Purchase of premises and equipment	(100)	(298)
Proceeds from the sale of foreclosed assets	1,034	517
Net cash provided by (used in) investing activities	(4,479)	9,390

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009

Financing Activities
Net change in deposits	$8,049	$(500)
Net change in other short-term borrowings	5	(2,378)
Proceeds from Federal Home Loan Bank advances	18,750	20,300
Repayments of Federal Home Loan Bank advances	(24,773)	(20,800)
Advances by borrowers for taxes and insurance	415	353
Cash dividends paid	(525)	(436)
Net cash provided by (used in) financing activities	1,921	(3,461)

Increase (Decrease) in Cash and Cash Equivalents	1,925	6,829

Cash and Cash equivalents, Beginning of period	9,875	6,790

Cash and Cash equivalents, End of period	$11,800	$13,619

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$4,658	$5,333

Federal income taxes	$570	$725

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$1,110	$800

Unrealized gains (losses) on securities designated as available-for-sale,
net of related tax effects	$(320)	$844

Dividends payable	$180	$150

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2010.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three and nine months ended December 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2010, has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the nine months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009
Weighted-average common shares outstanding (basic)	2,921,530	2,911,990	2,922,238	2,912,056
Dilutive effect of assumed exercise of stock options	––	––	––	––
Weighted-average common shares outstanding (diluted)	2,921,530	2,911,990	2,922,238	2,912,056

None of the outstanding options were included in the diluted earnings per share calculation for the three and nine months ended December 31, 2010 and 2009, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of December 31, 2010, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

The Company accounts for the stock plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the nine months ended December 31, 2010 and 2009.  There was no compensation expense recognized for the stock option plan during the nine months ended December 31, 2010 and 2009, as all options were fully vested prior to these periods.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the nine months ended December 31, 2010, and for the years ended March 31, 2010 and 2009, is presented below:

	Nine months ended December 31,		Year ended March 31,
	2010		2010		2009
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	94,020	$13.95	94,020	$13.95	104,224	$13.95
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	––	––	—	—	(10,204)	13.95

Outstanding at end of period	94,020	$13.95	94,020	$13.95	94,020	$13.95

Options exercisable at period-end	94,020	$13.95	94,020	$13.95	94,020	$13.95

The following information applies to options outstanding at December 31, 2010:

Number outstanding	94,020
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	3.25 years

Note 5:	Regulatory Matters

Each quarter, in accordance with Office of Thrift Supervision (the “OTS”) regulations and supervisory policy, the Bank must either apply or provide notice to the OTS and receive either approval or a non-objection letter before declaring a dividend.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  As of December 31, 2010, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2010, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2010 and March 31, 2010 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010
Tangible capital	$33,752	8.3%	$6,078	1.5%	$20,259	5.0%
Core capital	33,752	8.3	16,207	4.0	24,311	6.0
Risk-based capital	35,999	15.2	19,005	8.0	23,756	10.0

As of March 31, 2010
Tangible capital	$32,397	8.1%	$6,019	1.5%	$20,062	5.0%
Core capital	32,397	8.1	16,050	4.0	24,075	6.0
Risk-based capital	34,685	14.2	19,517	8.0	24,396	10.0

Note 6:	Recent Accounting Developments

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

FASB Accounting Standards Update (ASU) 2010-20 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio.  The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment.   The period-end disclosures are effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company).  The activity disclosures were to be effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).  FASB ASU 2011-01 has moved the effective date for disclosures regarding troubled debt restructurings (“TDRs”) to periods ending on or after June 15, 2011 (June 30, 2011 for the Company).  The Company adopted FASB ASU 2010-20 effective December 31, 2010 and the disclosures required by FASB ASU 2010-20 are included within this Form 10-Q.  The adoption of FASB ASU 2010-20 as amended by FASB ASU 2011-01 is not expected to have a material effect on the Company’s financial condition or results of operations.

FASB Accounting Standards Update (ASU) 2010-28 “Intangibles – Goodwill and Other” (Topic 350), issued in December 2010, concerns when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance clarifies the circumstances under which step 2 of the goodwill impairment test must be performed.  The guidance is effective for fiscal years beginning after December 15, 2010 (April 1, 2011 for the Company), and for interim periods within those fiscal years.  The adoption of FASB ASC 2010-28 is not expected to have a material effect on the Company’s financial condition or results of operations.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 7:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2010:
U.S. government agencies	$2,074	$70	$1	$2,143
Mortgage-backed securities of government sponsored entities	98,531	2,691	165	101,057
Private-label collateralized mortgage obligations	2,456	44	-	2,500
State and political subdivisions	26,135	399	449	26,085

Totals	$129,196	$3,204	$615	$131,785

March 31, 2010:
U.S. government agencies	$2,489	$122	$1	$2,610
Mortgage-backed securities of government sponsored entities	90,146	2,938	134	92,950
Private-label collateralized mortgage obligations	3,659	8	216	3,451
State and political subdivisions	20,495	464	107	20,852

Totals	$116,789	$3,532	$458	$119,863

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2010:
U.S. government agencies	$155	$–	$1	$154
Mortgage-backed securities of government sponsored entities	428	13	–	441
State and political subdivisions	21	1	–	22

	$604	$14	$1	$617

March 31, 2010:
U.S. government agencies	$162	$–	$1	$161
Mortgage-backed securities of government sponsored entities	500	11	–	511
State and political subdivisions	36	3	–	39

	$698	$14	$1	$711

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2010 by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$2,701	$2,771	$21	$22
Five to ten years	9,712	9,930	––	––
After ten years	15,796	15,527	155	154

	28,209	28,228	176	176

Mortgage-backed securities of government sponsored entities	98,531	101,057	428	441
Private-label collateralized mortgage obligations	2,456	2,500	—	—

Totals	$129,196	$131,785	$604	$617

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $56.4 million and $57.9 million at December 31, 2010 and March 31, 2010, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at December 31, 2010 and March 31, 2010, was $32.4 million and $31.8 million, which represented approximately 24% and 26%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at December 31, 2010.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$334	$2	$334	$2
Mortgage-backed securities of government sponsored entities	18,999	165	—	—	18,999	165
State and political subdivisions	12,284	425	762	24	13,046	449
Total temporarily impaired securities	$31,283	$590	$1,096	$26	$32,379	$616

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$349	$2	$349	$2
Mortgage-backed securities of government sponsored entities	21,282	134	—	—	21,282	134
Private-label collateralized mortgage obligations	3,129	216	—	—	3,129	216
State and political subdivisions	6,628	95	433	12	7,061	107
Total temporarily impaired securities	$31,039	$445	$782	$14	$31,821	$459

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Fair Value Measurements

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and March 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
U.S. government agencies	$2,143	$––	$2,143	$––
Mortgage-backed securities of government sponsored entities	101,057	––	101,057	––
Private-label collateralized mortgage obligations	2,500	—	2,500	—
State and political subdivisions	26,085	––	26,085	––

March 31, 2010
U.S. government agencies	$2,610	$––	$2,610	$––
Mortgage-backed securities of government sponsored entities	92,950	––	92,950	––
Private-label collateralized mortgage obligations	3,451	—	3,451	—
State and political subdivisions	20,852	––	20,852	––

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and March 31, 2010.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2010 Impaired loans	$2,179	$––	$––	$2,179
Foreclosed assets	2,113	––	––	2,113

March 31, 2010 Impaired loans	$3,738	$––	$––	$3,738
Foreclosed assets	2,888	––	––	2,888

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

	December 31, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$11,800	$11,800	$9,875	$9,875
Available-for-sale securities	131,785	131,785	119,863	119,863
Held-to-maturity securities	604	617	698	711
Loans, net of allowance for loan losses	237,866	242,014	247,006	252,806
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,291	1,291	1,602	1,602

Financial liabilities
Deposits	319,983	314,198	311,934	306,778
Other short-term borrowings	7,459	7,459	7,454	7,454
Federal Home Loan Bank advances	39,477	40,381	45,500	46,419
Advances from borrowers for taxes and insurance	954	954	539	539
Interest payable	128	128	213	213

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at December 31, 2010 and March 31, 2010.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 9: Credit Quality of Loans and the Allowance for Loan Losses

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010:

	One-to-four family residential	All other mortgage loans	Commercial Business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,140	$1,469	$209	$8	$—	$2,826
Provision charged to expense	164	139	125	—	2	430
Losses charged off	(112)	(5)	(81)	(1)		(199)
Recoveries	7	—	—	1	—	8
Balance, end of year	$1,199	$1,603	$253	$8	$2	$3,065
Ending balance: individually evaluated for impairment	$35	$746	$37	$—	$—	$818
Ending balance: collectively evaluated for impairment	$1,164	$857	$216	$8	$2	$2,247

Loans:
Ending balance (1)	$162,128	$69,330	$8,043	$2,618		$242,119
Ending balance: individually evaluated for impairment	$2,780	$4,593	$126	$—		$7,499
Ending balance: collectively evaluated for impairment	$159,348	$64,737	$7,917	$2,618		$234,620

(1)    Total loans include loans in process of $769,000, $419,0000 deferred fees and $3.1 millon allowance for loan losses to reconcile to the net balance of $237.9 million shown on the consolidated balance sheet and the guide 3 loan table in Management’s Discussion and Analysis.

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2010 :

	One-to-four family residential	All other mortgage loans	Commercial Business loans	Consumer loans
		(In thousands)
Rating: (2)
Pass	$156,184	$57,212	$7,654	$2,618
Special Mention	3,013	8,541	299	—
Substandard	2,931	3,577	90	—

Total	$162,128	$69,330	$8,043	$2,618

(2)      “Pass” includes commercial loans risk rated 1, 2, 3 or 4 on an internal rating scale and all performing residential mortgage loans and consumer loans. “Special Mention”, also known as “watch”, includes commercial loans risk rated 5 on an internal rating scale. “Substandard” includes commercial loans risk rated 6 on an internal rating scale and all non-performing residential mortgage loans and consumer loans.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2010 :

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days*	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,256	$781	$1,976	$4,013	$158,179	$162,192	$—
All other mortgage loans	52	658	1,389	2,099	67,057	69,156	—
Commercial business loans	—	1	—	1	8,152	8,153	—
Consumer loans	37	—	21	58	2,560	2,618	—

Total	$1,345	$1,440	$3,386	$6,171	$235,948	$242,119	$—

*Excludes $850,000 of  loans designated as nonperforming that are currently making payments in accordance with the loan agreement.  Such loans must have payments made for six consecutive months before being removed from the nonperforming status in accordance with regulatory guidance.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Information with respect to the Company’s impaired loans at December 31, 2010 is presented below:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$3,119	$2,676	$—	$1,245	$61
All other mortgage loans	1,904	1,828	—	925	20
Commercial business loans	51	36	—	4	—

Loans with a specific valuation allowance
One-to-four family residential loans	126	104	35	35	5
All other mortgage loans	3,129	2,765	746	1,880	45
Commercial business loans	94	90	37	90	3

Total:
One-to-four family residential loans	$3,245	$2,780	$35	$1,280	$66
All other mortgage loans	$5,033	$4,593	746	$2,805	$65
Commercial business loans	$145	$126	$37	$94	$3

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2010, to December 31, 2010

At December 31, 2010, the Company had total assets of $409.5 million, an increase of $3.5 million, or 0.9%, over total assets at March 31, 2010.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $13.8 million, or 10.7%, to $143.6 million at December 31, 2010.  The increase was primarily due to an increase of $11.9 million, or 9.9%, in available-for-sale securities and an increase in cash and cash equivalents of $1.9 million, or 19.5%.  These increases were in turn due to regular payments and “prepayments” on loans that reduced the loan portfolio and an increase in deposit balances due to customer preferences for insured deposit accounts over other investment alternatives. Increased payments on loans, also known as “prepayments,” occur in low interest rate environments where borrowers can exercise an option to refinance existing loans either with or without a prepayment penalty. Similarly, low interest rates induce depositors to select liquid types of accounts over time deposits and other investment alternatives.

Total securities increased by $11.8 million, or 9.8%, during the nine month period ended December 31, 2010.  The increase was primarily due to purchases of $44.0 million, partially offset by a slight decrease in the fair value of available-for-sale investment securities of $485,000 and maturities and principal repayments of $30.8 million.  Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios and an increase in deposit balances as more fully described above.

Net loans receivable decreased by $9.1 million, or 3.7% at December 31, 2010 compared to March 31, 2010.  The Bank originated $46.5 million of loans, received payments of $51.8 million, originated and sold $3.6 million of 30-year fixed-rate mortgage loans into the secondary market and increased the allowance for loan losses, net of charge-offs, by $239,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.  As part of an overall strategy to manage liquidity and interest rate risk, management has adopted a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the accumulation of interest rate risk on the balance sheet and to keep the secondary market channel open as a backup source of liquidity.  Similarly, in order to further limit the accumulation of interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the origination and retention of long term fixed-rate residential mortgages.  To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide future cash flows to fund loan demand in future periods while also limiting the interest rate risk exposure of the Company.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	December 31, 2010		March 31, 2010
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$162,018	66.92%	$159,140	62.96%
Residential construction loans	110	0.05	2,097	0.83
Multi-family residential	8,377	3.46	9,010	3.56
Non-residential real estate/land(2)	60,953	25.17	70,167	27.76
Total mortgage loans	231,458	95.60	240,415	95.11
Other loans:
Consumer loans(3)	2,618	1.08	3,402	1.35
Commercial business loans	8,043	3.32	8,943	3.54
Total other loans	10,661	4.40	12,345	4.89
Total loans before net items	242,119	100.00%	252,760	100.00%
Less:
Loans in process	769		2,507
Deferred loan origination fees	419		421
Allowance for loan losses	3,065		2,826
Total loans receivable, net	$237,866		$247,006
Mortgage-backed securities, net(4)	$103,985		$96,901
______________________________
(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $16.1 million at December 31, 2010, and $16.5 million at March 31, 2010.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $2.9 million and $2.7 million at December 31, 2010 and March 31, 2010, respectively.
(3)	Includes second mortgage loans of $1.1 million for both December 31, 2010 and March 31, 2010.
(4)	Includes mortgage-backed securities and collateralized mortgage obligations designated as available-for-sale.

Non-performing loans amounted to $4.2 million at December 31, 2010 compared to $4.3 million at March 31, 2010.  At December 31, 2010, non-performing loans consisted primarily of residential mortgage loans of approximately $2.8 million, a nonresidential property loan with a balance of $1.3 million and a land loan totaling $71,000.  At March 31, 2010, non-performing loans consisted of $2.8 million in residential loans, a nonresidential property loan with a balance of $1.3 million, land loans totaling $191,000 and consumer loans totaling $23,000.   Foreclosed assets held for sale amounted to $2.7 million at December 31, 2010, compared to $2.9 million at March 31, 2010, a decrease of 12.1%.  The decline in the balance of foreclosed assets is mainly due to the disposal of six properties totaling $986,000 while acquiring ten properties totaling $1.1 million.  In addition, write downs (provisions for impairment on foreclosed assets held for sale) totaled $337,000 for the nine month period ended December 31, 2010 compared to $70,000 for the 2009 nine month period. These write downs are reflected in the carrying values of foreclosed assets at the end of each period.  Despite the difficult real property markets in the Company’s market area, transactions are being executed.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.  Total non-performing and impaired assets amounted to $11.8 million at December 31, 2010, compared to $9.4 million at March 31, 2010.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth information regarding our past due, nonaccrual and impaired loans and foreclosed assets held for sale as of December 31, 2010 and March 31, 2010.

	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Past due loans 30-89 days:
Mortgage loans:
One-to-four family residential	$2,037	$260
All other mortgage loans	710	3,255
Non-mortgage loans:
Commercial business loans	1	—
Consumer loans	37	—
	$2,785	$3,515

Non-performing loans:
Mortgage loans:
One-to-four family residential	$2,843	$2,805
All other mortgage loans	1,389	1,511
Non-mortgage loans:
Commercial business loans	—	—
Consumer	4	3
Total non-performing loans(1)	4,236	4,319
Loans deemed impaired(2)	4,901	2,185
Total non-performing and impaired loans	9,137	6,504
Total foreclosed assets held for sale	2,675	2,888
Total non-performing and impaired assets	$11,812	$9,392

Total non-performing and impaired loans to net loans receivable	3.84%	2.63%
Total non-performing and impaired loans to total assets	2.23%	1.60%
Total non-performing and impaired assets to total assets	2.88%	2.31%

(1)	Nonperforming loans include $2.6 million and $1.4 million which are deemed impaired at December 31, 2010 and March 31, 2010, respectively.

(2)	Includes loans deemed impaired of $2.3 million at December 31, 2010, and $778,000 at March 31, 2010, that were performing as of these respective dates.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the nine months ended December 31, 2010	For the year ended March 31, 2010

	(Dollars in thousands)

Loans receivable, gross	$240,931	$249,832
Average loans receivable, net	$241,863	$252,020
Allowance balance (at beginning of period)	$2,826	$2,484
Provision for losses	430	1,643
Charge-offs:
Mortgage loans:
One-to-four family	(111)	(452)
Non-residential real estate and land	(5)	(830)
Other loans:
Consumer	(2)	—
Commercial	(81)	(148)
Gross charge-offs	(199)	(1,330)
Recoveries:
Mortgage	7	28
Consumer	1	1
Gross recoveries	8	29
Net charge-offs	(191)	(1,301)

Allowance for loan losses balance at end of period)	$3,065	$2,826
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.27%	1.13%
Net loans charged off as a percent of average loans receivable, net	0.08%	0.52%
Ratio of allowance for loan losses to non-performing loans at end of period	72.36%	65.43%

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $320.0 million at December 31, 2010, an increase of $8.0 million, or 2.6%, over $311.9 million at March 31, 2010.  Savings and money market accounts increased by $6.8 million and demand deposit accounts increased by $5.8 million, while time deposit accounts decreased by $4.5 million.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks.  Given the low level of market rates and the compression between certificate rates and rates on liquid money market and savings accounts, maturing high cost certificate balances have moved toward the liquid alternatives or out of the Bank.

Other short-term borrowings, in the form of recurring repurchase agreements with commercial customers of the Bank, totaled $7.5 million at both December 31, 2010 and March 31, 2010.  These customer repurchase agreements are offered by the Bank in order to retain customer funds and to afford commercial customers the opportunity to earn a return on a short term secured transaction.  Average balances are shown in the tables below and reflect no significant variation during the periods shown.  The interest rate paid on these borrowings was 0.30% as of December 31, 2010 and 0.40% for March 31, 2010.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $39.5 million at December 31, 2010, and $45.5 million at March 31, 2010.  The Company primarily uses advances from the FHLB for short term cash management purposes and to extend liability duration for interest rate risk management purposes.  Repricing risk associated with advances is mitigated through the laddering of advance maturities over time.  The weighted average cost of FHLB advances was 3.15% at December 31, 2010, compared to 4.00% at March 31, 2010.  The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.  During December 2010, the Bank modified $8.5 million of FHLB advances to reduce the carrying cost and extend the maturity dates of those advances to take advantage of the current low interest rate environment.

Stockholders’ equity increased by $1.0 million, or 2.7%, during the nine months ended December 31, 2010, mainly due to the addition of net income of $1.8 million, partially offset by declared dividends of $540,000 and a decrease in accumulated other comprehensive income of $320,000.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2010 and 2009

General

Net income for the three months ended December 31, 2010 totaled $476,000, a decrease of $159,000, or 25.0%, compared to $635,000 for the three month period ended December 31, 2009.  The decrease in net income was primarily due to an increase of $241,000 in provision for impairment on foreclosed assets held for sale, a decrease of $307,000, or 8.9% in net interest income and a decrease of $90,000 in other noninterest income, partially offset by a decrease of $450,000 in provision for loan losses and a $52,000 decrease in tax expense.

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

	For the three months ended December 31,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$238,321	$3,244	5.44%	$252,656	$3,581	5.67%
Investment securities(2)	131,566	1,084	3.30	112,270	1,351	4.81
Interest-earning deposits(3)	14,910	53	1.42	13,119	57	1.74
Total interest-earning assets	384,797	4,381	4.55	378,045	4,989	5.28
Noninterest-earning assets	25,307			22,772

Total assets	$410,104			$400,817

Interest-bearing liabilities:
Deposits	$318,396	$903	1.13%	$306,125	$1,099	1.44%
Other short-term borrowings	7,734	7	0.36	7,008	7	0.40
Borrowings	40,100	338	3.37	45,938	443	3.86
Total interest-bearing liabilities	366,230	1,248	1.36	359,071	1,549	1.73

Noninterest bearing liabilities	5,283			5,010
Total liabilities	371,513			364,081
Stockholders’ equity	38,591			36,736
Total liabilities and stockholders’ equity	$410,104			$400,817
Net interest income		$3,133			$3,440
Interest rate spread(4)			3.19%			3.55%
Net yield on interest-earning assets(5)			3.26%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.07%			105.28%

______________________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $608,000 or 12.2%, to $4.4 million for the three months ended December 31, 2010, compared to the same period in 2009.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.55% in the 2010 period from 5.28% for the 2009 period, partially offset by an increase of $6.8 million in the average balance of interest-earning assets outstanding to $384.8 million for the 2010 period compared to an average balance of $378.0 million for the 2009 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2009 period to the 2010 period through resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $337,000, or 9.4%, for the three month period ended December 31, 2010, compared to the same period in 2009, due to a reduction in the portfolio yield coupled with a decrease in the average balance of loans outstanding.  The yield on the loan portfolio decreased from 5.67% for the three months ended December 30, 2009 to 5.44% for the three months ended December 31, 2010, again due to reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates.  The average balance of loans outstanding decreased $14.3 million, or $5.7%, to $238.3 million for the 2010 period compared to $252.7 million for the 2009 period.  Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2010.

Interest income on securities decreased by $267,000, or 19.8%, during the three months ended December 31, 2010, compared to the same period in 2009.  This decrease was due primarily to a decrease of 151 basis points in the weighted-average rate to 3.30% for the 2010 period, compared to 4.81% for the 2009 period, partially offset by an increase in the average balance of $19.3 million, or 17.2%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income decreased by $4,000 to $53,000 for the three month period ending December 31, 2010 compared to the 2009 period.   The weighted-average yield decreased by 32 basis points to 1.42% as a result of reductions in short term market interest rates. The decrease was partially offset by the increase in the average balance of $1.8 million to $14.9 million in the 2010 period, compared to $13.1 million in the 2009 period.

Interest Expense

Interest expense totaled $1.2 million for the three month period ended December 31, 2010, a decrease of $301,000, or 19.4%, compared to $1.5 million for the three month period ended December 31, 2009.  The decrease was mainly due to a 37 basis point decrease in the weighted-average cost of funds to 1.36% for the 2010 period compared to 1.73% for the 2009 period, partially offset by a $7.2 million increase in the average balance of total interest-bearing liabilities for the 2010 period compared to the 2009 period.

Interest expense on deposits totaled $903,000 for the three months ended December 31, 2010, a decrease of $196,000, or 17.8%, compared to $1.1 million for the three months ended December 31, 2009.  The decrease was mainly due to a 31 basis point decrease in the weighted-average cost of deposits, to 1.13% for the 2010 period compared to 1.44% for the 2009 period, partially offset by an increase in the average balance of $12.3 million, or 4.0%, to $318.4 million for the 2010 period compared to $306.1 million for the 2009 period.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on other short-term borrowings totaled $7,000 for the both three month periods ended December 31, 2010 and 2009.

Interest expense on Federal Home Loan Bank advances totaled $338,000 for the three month period ended December 31, 2010, a decrease of $105,000 compared to the expense of $443,000 for the 2009 period.  The decrease was mainly due to a decline in the weighted-average cost of 49 basis points to 3.37%, as a portion of maturing higher cost advances were repriced to lower current market interest rates, and a decrease of $5.8 million, or 12.7%, in the average balance of advances outstanding.  A portion of maturing advances were paid off through an increase in retail deposits as noted above.  As also noted above, management modified $8.5 million of FHLB advances during the quarter to extend the average life of its total borrowings while taking advantage of the current low interest rate environment to reduce the carrying cost.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $3.1 million for the three month period ended December 31, 2010, a decrease of $307,000, or 8.9%, compared to the three month period ended December 31, 2009.  The interest rate spread decreased 36 basis points to 3.19% for the 2010 period, compared to 3.55% for the 2009 period.  The net interest margin decreased 38 basis points to 3.26% for the three month period ended December 31, 2010, compared to 3.64% for the three month period ended December 31, 2009.  The decrease in the interest rate spread was due to a shift in asset composition to lower yielding investment securities and cash equivalents from higher yielding loans and mortgage-backed securities as discussed above.

Provision for Loan Losses

Management recorded a $120,000 provision for loan losses for the three month period ended December 31, 2010, a decrease of $450,000 compared to the $570,000 provision for the three month period ended December 31, 2009.  The decrease was mainly due to lower average loan balances and an improvement in underlying economic factors. The provision for loan losses is based on management’s assessment of portfolio performance indicators, including the levels and trends in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, although these ratios trended lower in 2010 compared to 2009, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2010.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans decreased by$90,000, or 15.7%, for the three month period ended December 31, 2010, compared to the three month period ended December 31, 2009.  The decrease was due primarily to the absence of a gain on the sale of available-for-sale securities of $91,000 during the December 31, 2010 three month period, a reduction in service fees, charges and other operating income of $34,000 and reduced gain on loan sales of $16,000, partially offset by an increase of $44,000 in gain on sale of foreclosed assets held for sale.  The decrease in service fees on deposit accounts was due to a decrease in overdraft and monthly statement fees as customers managed their deposit accounts to avoid such fees and the effect of an overall reduction in the level of economic activity in the Company’s market area.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Expense

Noninterest expense increased by $264,000, or 10.0%, to $2.9 million for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  The increase was primarily due to a $241,000 increase in provision for impairment on foreclosed assets held for sale and $28,000 in other operating expenses.  The majority of the increase in other operating expenses was related to an increase in costs related to the foreclosure process and management of foreclosed properties.

Federal Income Taxes

Federal income tax expense was $113,000 for the three month period ended December 31, 2010, a decrease of $52,000, or 31.5%, compared to the three month period ended December 31, 2009.  The decrease was primarily due to a $211,000 decrease in pretax income resulting from the factors discussed above.  The effective tax rate was 19.2% for the 2010 period compared to 20.6% for the 2009 period.  The decrease in the effective tax rate is mainly due to a slight increase in the proportion of tax exempt income generated by municipal securities and bank owned life insurance.

Comparison of Operating Results for the Nine Month Periods Ended December 31, 2010 and 2009

General

Net income for the nine months ended December 31, 2010 totaled $1.8 million, a decrease of $26,000, or 1.4%, compared to the period ended December 31, 2009.  The decrease in net income was primarily due to a decrease in net interest income of $383,000, a decrease in noninterest income of $113,000 and an increase in noninterest expense of $221,000.  These decreases were mostly offset with a decrease in provision for loan losses of $685,000.

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

	For the nine months ended December 31,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$241,863	$10,007	5.52%	$252,698	$10,895	5.75%
Investment securities(2)	128,471	3,514	3.65	114,161	4,132	4.83
Interest-earning deposits(3)	13,936	168	1.61	13,075	179	1.83
Total interest-earning assets	384,270	13,689	4.75	379,934	15,206	5.34
Noninterest-earning assets	25,270			23,059

Total assets	$409,540			$402,993

Interest-bearing liabilities:
Deposits	$316,316	$2,873	1.21%	$306,807	$3,720	1.62%
Other short-term borrowings	7,496	22	0.39	8,573	26	0.40
Borrowings	42,915	1,155	3.59	47,044	1,438	4.08
Total interest-bearing liabilities	366,727	4,050	1.47	362,424	5,184	1.91

Noninterest bearing liabilities	4,533			4,537
Total liabilities	371,260			366,961
Stockholders’ equity	38,280			36,032
Total liabilities and stockholders’ equity	$409,540			$402,993
Net interest income		$9,639			$10,022
Interest rate spread(4)			3.28%			3.43%
Net yield on interest-earning assets(5)			3.34%			3.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.78%			104.83%

_________________________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $1.5 million or 10.0%, to $13.7 million for the nine months ended December 31, 2010, compared to the same period in 2009.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.75% in the 2010 period from 5.34% for the 2009 period, partially offset  with an increase of $4.3 million in the average balance of interest-earning assets outstanding to $384.3 million for the 2010 period compared to an average balance of $379.9 million for the 2009 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2009 period to the 2010 period through resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $888,000, or 8.2%, for the nine month period ended December 31, 2010, compared to the same period in 2009, primarily due to a reduction in the weighted-average rate on loans from 5.75% for the nine months ended December 31, 2009 to 5.52% for the nine months ended December 31, 2010.  As discussed earlier, the yield decrease was due to lower overall market rates for new loan originations and the refinancing of existing loans, combined with a decrease in the average balance of loans outstanding of $10.8 million, or 4.3%, to $241.9 million for the 2010 period compared to $252.7 million for the 2009 period.  Loan prepayments have increased due to the low interest rate environment and loan demand from qualified borrowers has been significantly reduced by the continued difficult economic conditions in 2010.

Interest income on securities decreased by $618,000, or 15.0%, during the nine months ended December 31, 2010, compared to the same period in 2009.  This decrease was due primarily to a decrease of 118 basis points in the weighted-average rate to 3.65% for the 2010 period, compared to 4.83% for the 2009 period, partially offset by an increase in the average balance of $14.3 million, or 12.5%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide cash flow to meet loan demand in future periods.

Dividends on Federal Home Loan Bank stock and other income decreased by $11,000 for the nine month period ending December 31, 2010 compared to the 2009 period.   The weighted-average yield decreased by 22 basis points to 1.61% as a result of reductions in short term market interest rates. The decrease was partially offset by the increase in the average balance of $861,000 to $13.9 million in the 2010 period, compared to $13.1 million in the 2009 period.

Interest Expense

Interest expense totaled $4.1 million for the nine month period ended December 31, 2010, a decrease of $1.1 million, or 21.9%, compared to $5.2 million for the nine month period ended December 31, 2009.  The decrease was mainly due to a 44 basis point decrease in the weighted-average cost of funds to 1.47% for the 2010 period compared to 1.91% for the 2009 period, partially offset by an increase in the average balance of $4.3 million, or 1.2%, for the 2010 period compared to the 2009 period.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on deposits totaled $2.9 million for the nine months ended December 31, 2010, a decrease of $847,000, or 22.8%, compared to $3.7 million for the nine months ended December 31, 2009.  The decrease resulted from a 41 basis point decrease in the weighted-average cost of deposits, to 1.21% for the 2010 period compared to 1.62% for the 2009 period, partially offset with an increase in the average balance of $9.5 million, or 3.1%, to $316.3 million for the 2010 period compared to $306.8 million for the 2009 period.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings decreased by $4,000 for the nine month period ended December 31, 2010, from the similar 2009 period.  The decrease was primarily due to a decrease in the average balance of $1.1 million, or 12.6%. The weighted-average cost of funds decreased from 0.40% for the 2010 period to 0.39% for the 2009 period.

Interest expense on Federal Home Loan Bank advances totaled $1.2 million for the nine month period ended December 31, 2010, a decrease of $283,000 compared to $1.4 million for the 2009 period.  The decrease was primarily due to a 49 basis point decline in the weighted-average cost to 3.59%, as a portion of maturing higher cost advances were repriced to lower current market interest rates, and a decrease of $4.1 million, or 8.8%, in the average balance of advances outstanding.  A portion of maturing advances were paid off through an increase in retail deposits as noted above.  As also noted above, management modified $8.5 million of FHLB advances during the quarter to extend the average life of its total borrowings while taking advantage of the current low interest rate environment.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $9.6 million for the nine month period ended December 31, 2010, a decrease of $383,000, or 3.8%, compared to the nine month period ended December 31, 2009.  The interest rate spread decreased 15 basis points to 3.28% for the 2010 period, compared to 3.43% for the 2009 period.  The net interest margin decreased 18 basis points to 3.34% for the nine month period ended December 31, 2010, compared to 3.52% for the nine month period ended December 31, 2009.  The decrease in the interest rate spread was due to a shift in asset composition to lower yielding investment securities and cash equivalents from higher yielding loans and mortgage-backed securities as discussed above.

Provision for Loan Losses

Management recorded a $430,000 provision for loan losses for the nine month period ended December 31, 2010, a decrease of $685,000 compared to the $1.1 million provision for the nine month period ended December 31, 2009.  The decrease was mainly due to lower average loan balances and improvements in underlying economic factors. The provision for loan losses is based on management’s assessment of portfolio performance indicators, primarily the levels and trends in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, although these ratios trended lower in 2010 compared to 2009, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of December 31, 2010.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans decreased by $113,000, or 7.2%, for the nine month period ended December 31, 2010, compared to the nine month period ended December 31, 2009.  The decrease was mainly due to a reduction in service fees, charges and other operating income of $100,000, or 9.7% and the absence of a gain on the sale of available-for-sale securities of $91,000 during the December 31, 2010 nine month period, partially offset by an increase in gain on sale of foreclosed assets held for sale of $69,000.  The decrease in service fees on deposit accounts is mainly due to a decrease in overdraft and monthly statement fees as customers better manage their deposit accounts to avoid such fees and an overall decrease in economic activity in the Company’s market area.

Noninterest Expense

Noninterest expense increased by $221,000, or 2.7%, to $8.4 million for the nine months ended December 31, 2010, compared to the nine months ended December 31, 2009.  The increase was mainly due to an increase of $267,000 in provision for impairment on foreclosed assets held for sale combined with an increase in salaries and employee benefits of $136,000, or 3.1%, and an increase in other noninterest expenses of $93,000, or 6.5%.  Salaries and employee benefits increased $136,000 compared to the prior period mainly due to annual merit increases in compensation, increased pension, ESOP and other employee benefit expenses coupled with a reduced deferral of compensation costs as loan originations were lower for the 2010 nine month period compared to the 2009 nine month period.  Other operating expenses increased by $93,000 compared to the 2009 period mainly due to an increase in loan expenses and an increase in marketing, internet banking and foreclosure related expenses.  These increases were partially offset by a decrease of $215,000 in federal deposit insurance expense, as a special assessment imposed on all insured institutions by the Federal Deposit Insurance Corporation during the 2009 period was not repeated in the 2010 period.  Additionally, occupancy and equipment decreased $51,000 mainly due to reduced ATM costs as a result of contract negotiations in fiscal 2010 coupled with reduced depreciation expenses as management has carefully managed capital expenditures.

Federal Income Taxes

Federal income tax expense was $516,000 for the nine month period ended December 31, 2010, a decrease of $6,000, or 1.1%, compared to the nine month period ended December 31, 2009.  The effective tax rate was 22.3% for both the 2010 and 2009 periods.

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

Date:	February 8, 2011	By: /s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	February 8, 2011	By: /s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
Executive Vice President and
Chief Financial Officer