Form 10-K
period 2011-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2011-06-13
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2011

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

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 13, 2011, the latest practicable date, there were 3,004,113 issued and outstanding shares of the Registrant’s Common Stock.The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on September 30, 2010, as reported on the Nasdaq National Market, was approximately $20.0 million.

Wayne Savings Bancshares, Inc.
Form 10-K
For the Year Ended March 31, 2011

PART I

ITEM 1.	Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary holding company for Wayne Savings Community Bank (the “Bank”).  The only significant asset of the Company is its investment in the Bank.  The Bank conducts its business from eleven full-service locations.  The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767.  At March 31, 2011, the Company had total assets of $407.7 million, total deposits of $320.1 million, and stockholders’ equity of $38.3 million, or 9.4% of total assets.

Wayne Savings Community Bank

 The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

 The Bank is a community-oriented institution offering a full range of consumer and business financial services to its local community.  The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices.  This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market.  The Bank’s principal business activities consist of originating one-to-four family residential real estate loans, multi-family residential, commercial and non-residential real estate loans.  The Bank also originates consumer loans, and to a lesser extent, construction loans.  The Bank also invests in mortgage-backed securities, state and political subdivisions and a small position of private-label collateralized mortgage obligations and other liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

Since 2005, the Company has placed increased emphasis on commercial lending as a strategic initiative to diversify the composition of the balance sheet away from long duration residential mortgage loans and low yielding mortgage securities while maintaining a relatively low risk profile and a sustainable income stream.   However, the Company has experienced repayments of approximately $6.5 million more than originations on non-residential real estate and commercial business loans during the most recent five fiscal year period.  Due to low interest rates, commercial real estate loans collateralized by residential properties and fifteen year residential mortgage loans have contributed to a slight increase in one-to-four family residential mortgage loans from $155.0 million, or 62.2% of the total loan portfolio at March 31, 2007, to $162.4 million, or 66.6% of the total loan portfolio, at March 31, 2011.  Over the previous five years, commercial lending collateralized by 1-4 family properties increased $8.3 million.  Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans.  The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross-sell its varied product offerings.  This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities.  Growth in the loan portfolio peaked during fiscal 2009.  Loan demand decreased during fiscal 2011, resulting in a decline in the loan portfolio and a corresponding increase in the securities portfolio.

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio.  Wooster is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry.  It is one of the leading agricultural counties in the state.  Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University.  In addition, Wayne County is also the home base of such nationally known companies like The J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company.  It is also the home of many industrial plants, including LuK USA LLC, Packaging Corporation of America, International Paper Company, Morton Salt and Frito-Lay, Inc.  The City of Wooster is a developing regional medical center, with a successful city-owned hospital and significant commitment by the world renowned Cleveland Clinic as they have established new state of the art medical facilities.  Wayne County is also known for its excellence in education.  The College of Wooster was founded in 1866 and serves 1,800 students during the school season.  Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron.  Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in both Rittman and Creston.

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

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans.  The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less.  At March 31, 2011, approximately $105.1 million, or 30.1%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties.  One-to-four family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity.  From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments.  In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the 2010 and 2011 fiscal years, the Company sold $4.0 million and $5.9 million, respectively, of fixed rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers.  The Company retains servicing on its sold mortgage loans.  The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base.  The Company has three experienced commercial lenders to manage this portfolio.  The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000.  Overall, commercial business loans decreased to $8.2 million at March 31, 2011, as compared to $10.9 million at March 31, 2007, nonresidential real estate and land loans decreased from $66.3 million, or 26.6%, of the total loan portfolio at March 31, 2007, to $62.5 million, or 25.6%, of the total loan portfolio at March 31, 2011.

Analysis of Loan Portfolio.  Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	At March 31,
	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$162,435	66.57%	$159,140	62.96%	$159,257	61.32%	$155,363	62.90%	$155,002	62.24%
Residential construction loans	160	0.07	2,098	0.83	1,587	0.61	1,637	0.66	2,020	0.81
Multi-family residential	8,308	3.40	9,011	3.56	8,970	3.45	9,293	3.76	8,938	3.59
Non-residential real estate/land(2)	62,508	25.61	70,167	27.76	75,521	29.08	65,789	26.63	66,304	26.62
Total mortgage loans	233,411	95.65	240,416	95.11	245,335	94.46	232,082	93.95	232,264	93.26
Other loans:
Consumer loans(3)	2,414	0.99	3,402	1.35	4,912	1.89	6,126	2.48	5,884	2.36
Commercial business loans	8,204	3.36	8,942	3.54	9,469	3.65	8,830	3.57	10,908	4.38
Total other loans	10,618	4.35	12,344	4.89	14,381	5.54	14,956	6.05	16,792	6.74
Total loans before net items	244,029	100.00%	252,760	100.00%	259,716	100.00%	247,038	100.00%	249,056	100.00%
Less:
Loans in process	413		2,507		2,506		2,616		7,334
Deferred loan origination fees	420		421		400		390		425
Allowance for loan losses	3,203		2,826		2,484		1,777		1,523
Total loans receivable, net	$239,993		$247,006		$254,326		$242,255		$239,774

(1)
Includes equity loans collateralized by second mortgages in the aggregate amount of $15.8 million, $16.5 million, $16.9 million, $17.0 million and $19.2 million, as of March 31, 2011, 2010,  2009, 2008 and 2007, respectively.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $2.8 million, $2.7 million, $1.7 million, $1.3 million and $828,000 as of March 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(3)	Includes second mortgage loans of $988,000, $1.1 million, $1.3 million, $1.7 million and $1.6 million as of March 31, 2011, 2010, 2009, 2008 and 2007, respectively.

                Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of March 31, 2011, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In Thousands)

Mortgage loans:
One-to-four family residential
Adjustable	$29,193	$11,677	$2,128	$-	$-	$-	$42,998
Fixed	492	2,237	2,109	12,069	62,046	40,484	119,437
Construction:
Adjustable	-	-	-	-	-	-	-
Fixed	-	-	-	-	50	110	160
Multi-family residential, nonresidential and land:
Adjustable	16,448	17,378	16,160	3,941	417	-	54,344
Fixed	2,356	739	240	1,575	7,630	3,932	16,472
Other Loans:
Commercial business loans	4,402	979	1,959	646	218	-	8,204
Consumer	369	773	491	781	-	-	2,414

Total loans	$53,260	$33,783	$23,087	$19,012	$70,361	$44,526	$244,029

The following table sets forth at March 31, 2011, the dollar amount of all fixed rate and adjustable rate loans maturing or repricing after March 31, 2012.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One-to-four family residential	$118,945	$13,805
Construction	160	—
Multi-family residential, non-residential and land	14,116	37,896
Consumer	2,024	21
Commercial business	2,403	1,399
Total loans	$137,648	$53,121

One-to-four family Residential Real Estate Loans.  The Company’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area.  The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties.  The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area.  At March 31, 2011, the Company had $162.4 million, or 66.6%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

The Company’s fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market.  Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions.  The Company’s fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month.  One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The Company’s one-to-four family residential portfolio has increased $3.3 million or 2.1%, from March 31, 2010, to March 31, 2011.  Sales into the secondary market were $4.0 million, $5.9 million and $4.1 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  Such sales generally constituted current period originations.  The Company had no new secondary market sales for both fiscal 2008 and 2007.  There were no loans identified as held-for-sale at year end in any of the last five fiscal years ended as of March 31, 2011.

The Company currently offers one-to-four family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates.  Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate risk gap position, and loan products offered by the Company’s competitors.  The low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans.  As a result, during the year ended March 31, 2011, the Company’s ARM portfolio decreased by $1.9 million, or 4.3%.

The Company offers one ARM loan product.  The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan.  The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin.  However, these loans are underwritten at the fully-indexed interest rate.  All loans require monthly principal and interest payments and negative amortization is not permitted.  One-to-four family residential ARM loans totaled $43.0 million, or 17.6%, of the Company’s total loan portfolio at March 31, 2011.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence.  In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%.  The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index.  Home equity loans include fixed term adjustable rate loans, as well as lines of credit.  As of March 31, 2011, the Company’s equity loan portfolio totaled $15.8 million, or 9.8%, of its one-to-four family mortgage loan portfolio.

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

Multi-Family Residential Real Estate Loans.  Loans secured by multi-family real estate constituted approximately $8.3 million, or 3.4%, of the Company’s total loan portfolio at March 31, 2011.  The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings.  At March 31, 2011, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $554,000.   The largest multi-family real estate loan had a principal balance of $3.3 million.  Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans.  The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years.  The Company currently does not have any multi-family real estate construction loans.

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

Non-Residential Real Estate and Land Loans.  Loans secured by non-residential real estate constituted approximately $59.7 million, or 24.4%, of the Company’s total loan portfolio at March 31, 2011 compared to $65.5 million or 26.3% of the total loan portfolio at March 31, 2007.  The Company has continued it’s strategy to diversify its loan portfolio but has experienced a decline in loan demand over the past two fiscal years.  The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings.  Approximately $51.1 million of these loans are borrower occupied.  At March 31, 2011, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area with an average balance of $328,000.  The largest non-residential real estate loan had a principal balance of $4.1 million.  The terms of each non-residential real estate loan are negotiated on a case by case basis.  Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate long term non-residential real estate loans.  Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years.  The Company currently does not emphasize non-residential real estate construction loans.  Included in the loan tables above are non-residential construction loans totaling $1.1 million, of which $253,000 is undisbursed.

Loans secured by non-residential real estate generally involve a greater degree of risk than one-to- four family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction.  In addition the Company originated loans to commercial customers with land held as the collateral.  Also included in this total was developed building lots of approximately $1.2 million.  Land loans totaled $2.8 million at March 31, 2011.

Residential Construction Loans.  To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property.  At March 31, 2011, the Company had $160,000 of its total loan portfolio invested in interim construction loans.  The Company makes construction loans to private individuals and to builders.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase.  Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans.  Commercial business loans totaled $8.2 million, or 3.4% of the Company’s total loan portfolio at March 31, 2011. The Company has three experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

As of March 31, 2011, consumer loans totaled $2.4 million, or 1.0%, of the Company’s total loan portfolio.  The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts.  Consumer loans are offered primarily on a fixed rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less.  Such loans are offered on a fixed rate basis with terms of up to ten years.  At March 31, 2011, second mortgage loans totaled $988,000, or 0.6%, of one-to-four family mortgage loans.

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

Loan Originations, Solicitation, Processing and Commitments.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  The Company has also entered into a number of participation loans with high quality lead lenders.  The participations are outside the Company’s normal lending area and diversify the loan portfolio.  Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan.  An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided.  Conventional mortgage loans up to $240,000 can be approved by the manager of the mortgage loan department.  The mortgage department manager can also approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000.  All loans up to $300,000 can be approved by the Commercial Lending Vice President while the Chief Operations Officer and the Chief Financial Officer can

approve only commercial loans up to $300,000.  Any loans between $300,000 and $500,000 must be approved by the Senior Vice President of Commercial Lending or the Chief Executive Officer.   The Loan Committee must approve loans from $500,000 to $1,000,000 and loans in excess of $1,000,000 must be approved by the Board of Directors.  The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority.  All approvals subsequently are ratified monthly by the full Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At March 31, 2011, the Company had commitments to originate $434,000 of loans.

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

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	At March 31,
	2011	2010	2009
	(In Thousands)

Total loans receivable, net at beginning of year	$247,006	$254,326	$242,255
Loans originated:
One-to-four family residential(1)(2)	33,739	37,319	30,401
Multi-family residential	3,279	324	285
Non-residential real estate/land(2)	9,641	8,961	16,381
Consumer loans	3,222	1,071	1,683
Commercial loans	776	20,439	22,894
Total loans originated	50,657	68,114	71,644
Loans sold:
Whole loans	(4,014)	(5,881)	(4,142)
Total loans sold	(4,014)	(5,881)	(4,142)

Mortgage loans transferred to REO	(1,187)	(3,025)	(826)
Loan repayments	(52,469)	(66,528)	(54,605)
Total loans receivable, net at end of year	$239,993	$247,006	$254,326
__________________________
(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income.  In addition to interest earned on loans, the Company generally receives loan origination fees.  The Company accounts for loan origination fees in accordance with FASB ASC 310-20.  To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired.  Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan.  At March 31, 2011, the Company had $420,000 of deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations.  The Company recognized fees and service charges of $1.2 million, $1.3 million and $1.3 million, for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Loans to One Borrower.  Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At March 31, 2011, the Company’s largest concentration of loans to one borrower totaled $4.1 million.  All of the loans in this concentration were current in accordance with their original terms at March 31, 2011.  The Company had no loans at March 31, 2011, which exceeded the loans to one borrower regulations.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.  With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

At March 31, 2011, the Company had non-performing loans totaling $5.2 million composed of $2.8 million in residential mortgage loans and four commercial loans totaling $2.4 million.  The ratio of non-performing and impaired loans to loans receivable was 4.6% at March 31,2011.  The largest commercial real estate loan totaled $1.3 million.  In the opinion of management, as of March 31, 2011, no significant unreserved loss is anticipated on any non-performing loan.   At March 31, 2010, the Company had non-performing loans of $4.3 million and a ratio of non-performing and impaired loans to loans receivable of 2.63%.  Of the non-performing loans at March 31, 2010, $2.1 million were one-to-four family residential mortgage loans.  The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.  There was one commercial real estate loan totaling $1.4 million and five commercial loans totaling $772,000 on non-accrual status at March 31, 2010.

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure (“REO”) is deemed REO until such time as it is sold.  When REO is acquired, it is recorded at the fair value, less estimated selling expenses.  Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired through foreclosure at the dates indicated.  For all the dates indicated, the Company did not have any material loans which had been restructured pursuant to FASB ASC 310-40.

	At March 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)

Non-accrual loans:
Mortgage loans:
One-to-four family residential	$2,739	$2,072	$1,356	$670	$639
All other mortgage loans	70	152	53	120	44
Nonresidential real estate loans	2,292	1,320	3,027	1,038	267
Non-mortgage loans:
Commercial business loans	33	772	558	42	-
Consumer	23	3	4	1	-
Total non-accrual loans	5,157	4,319	4,998	1,871	950
Accruing loans 90 days or more delinquent	-	-	-	-	-

Total non-performing loans (1)	5,157	4,319	4,998	1,871	950
Loans deemed impaired (2)	5,827	2,185	180	-	-
Total non-performing and impaired loans	10,984	6,504	5,178	1,871	950
Total real estate owned (3)	2,214	2,888	594	93	-
Total non-performing and impaired assets	$13,198	$9,392	$5,772	$1,964	$950

Total non-performing and impaired loans to net loans receivable	4.58%	2.63%	2.04%	0.77%	0.40%
Total non-performing and impaired loans to total assets	2.69%	1.60%	1.28%	0.47%	0.23%
Total non-performing and impaired assets to total assets	3.24%	2.31%	1.43%	0.49%	0.23%
________________________________
(1)	Includes $3.5 million of impaired loans at March 31, 2011.
(2)	Includes loans deemed impaired of $3.7 million that are currently performing
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the year ended March 31, 2011 and 2010, gross interest income of $174,000 and $196,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest income recognized on non-accrual loans totaled $51,000 and $100,000 for the years ended March 31, 2011 and 2010, respectively.  The Company recognized interest income on impaired loans for fiscal 2011 of $270,000 and $199,000 for fiscal 2010.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	At March 31,
	2011	2010	2009	2008	2007
	(In Thousands)

Loans past due 60-89 days	$203	$1,095	$83	$819	$281
Loans past due 90 days or more	3,188	3,804	4,998	1,871	950
Total past due 60 days or more	$3,391	$4,899	$5,081	$2,690	$1,231

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	At March 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Substandard assets(1)	$13,129	$8,571	$5,900	$2,283	$1,280
Doubtful assets	-	-	-	-	-
Loss assets	-	-	-	-	-
Total classified assets	$13,129	$8,571	$5,900	$2,283	$1,280
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

During the fiscal years ended March 31, 2011, 2010 and 2009, the Company added $552,000, $1.6 million and $1.1 million, respectively, to the provision for loan losses.  The Company’s allowance for loan losses totaled $3.2 million, $2.8 million and $2.5 million at March 31, 2011, 2010 and 2009, respectively.  The provision for loan losses in fiscal years 2011, 2010 and 2009 was based on the level of non-performing loans and charge-offs, as well as the size and risk profile of the loan portfolio.  While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.  To the best of management’s knowledge, all known losses as of March 31, 2011, have been recorded.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At or for the Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Loans receivable, gross	$243,196	$249,832	$256,810	$244,032	$241,297
Average loans receivable, net	241,396	252,020	250,220	244,800	237,118
Allowance balance (at beginning of period)	2,826	2,484	1,777	1,523	1,484
Provision for losses	552	1,643	1,068	234	100
Charge-offs:
Mortgage loans:
One-to-four family	(112)	(267)	(49)	(15)	(31)
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	(5)	(784)	(245)	-	(31)
Other loans:
Consumer	(1)	-	(3)	(1)	(21)
Commercial	(81)	(279)	(74)	-	-
Gross charge-offs	(199)	(1,330)	(371)	(16)	(83)
Recoveries:
Mortgage loans:
One-to-four family	8	28	-	13	1
Residential construction	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Non-residential real estate and land	15	-	-	-	-
Other loans:
Consumer	1	1	10	23	21
Commercial	-	-	-	-	-
Gross recoveries	24	29	10	36	22
Net (charge-offs) recoveries	(175)	(1,301)	(361)	20	(61)

Allowance for loan losses balance (at end of period)	$3,203	$2,826	$2,484	$1,777	$1,523
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.32%	1.13%	0.97%	0.73%	0.63%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.07%	0.52%	0.14%	(0.01)%	0.03%
Ratio of allowance for loan losses to total non-performing assets at end of period	43.45%	39.22%	43.04%	90.49%	160.32%
Ratio of allowance for loan losses to non-performing loans at end of period	62.11%	65.43%	49.70%	94.98%	160.32%

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

	At March 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,073	66.5%	$1,175	62.9%	$829	61.2%	$404	62.9%	$488	62.2%
Residential construction	-	0.1	-	0.8	-	0.6	-	0.6	-	0.8
Multi-family residential	231	3.4	123	3.6	6	3.5	123	3.8	-	3.6
Non-residential real estate and land	1,736	25.6	1,325	27.8	1,479	29.1	1,088	26.6	636	26.6
Other loans:
Consumer	5	1.0	40	1.4	27	1.9	44	2.5	84	2.4
Commercial	158	3.4	163	3.5	143	3.7	118	3.6	315	4.4
Total allowance for loan losses	$3,203	100.0%	$2,826	100.0%	$2,484	100.0%	$1,777	100.0%	$1,523	100.0%

Investment Activities

The Company’s investment portfolio is comprised of investment securities, corporate bonds and notes and state and local obligations.  The carrying value of the Company’s investment securities totaled $27.5 million at March 31, 2011, compared to $23.7 million at March 31, 2010.   The Company’s cash and cash equivalents, consisting of cash and due from banks, federal funds sold and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $8.3 million at March 31, 2011, compared to $9.9 million at March 31, 2010, a decrease of $1.6 million, or 16.2%.

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

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or rated AAA by a nationally recognized credit rating organization in accordance with the Board approved investment policy that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives and to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk.    Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities.  These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  Total mortgage-backed securities, including those designated as available-for-sale, increased from $96.9 million at March 31, 2010 to $105.0 million at March 31, 2011, primarily due to an excess of prepayments over originations in the Bank’s loan portfolio and growth in deposits due to customer preferences for liquid bank deposits over other non-bank or time deposit alternatives.

The Company’s holdings of private-label collateralized mortgage obligations totaled $2.3 million at March 31, 2011 compared to $3.5 million at March 31, 2010.  As noted above, all such securities were rated AAA at the time of purchase and the remaining four holdings continue to be rated AAA.  The four positions contain collateral that was originated during 2003 or earlier.  In addition, management reviews a monthly analysis of actual and projected cashflows for the four securities to determine whether or not any other-than-temporary impairment  (“OTTI”) exists.  At March 31, 2011 and 2010, no OTTI was identified with respect to these securities.

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

	At March 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Investment securities:

U.S. Government and agency obligations	$2,091	$2,160	$2,651	$2,771	$9,246	$9,490
Municipal obligations	25,351	25,374	20,531	20,891	20,469	20,409
Mortgage-backed securities of government
sponsored entities	100,196	102,687	90,646	93,461	78,394	80,517
Private-label collateralized mortgage obligations	2,282	2,338	3,659	3,451	8,837	8,270
Federal Home Loan Bank Stock	5,025	5,025	5,025	5,025	5,025	5,025
Total investments	$134,945	$137,584	$122,512	$125,599	$121,971	$123,711

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at March 31, 2011.  The Company does not hold any investment securities with maturities in excess of 30 years.

	At March 31, 2011
	One to Five Years		Five to Ten Years		More than Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	$1,761	4.98%	$—	—%	$330	0.82%
Municipal obligations (tax equivalent yields)	1,254	5.87	8,484	5.65	15,613	6.16
Mortgage-backed securities of government
sponsored entities	3,628	3.36	22,179	3.52	74,389	3.17
Private-label collateralized mortgage obligations	—	—	—	—	2,282	4.94
Total investment securities	$6,643	4.26%	$30,663	4.03%	$92,614	3.71%

	At March 31, 2011
	Total Investment Securities
	Average Life In Years	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in Thousands)

Investment Securities:
U.S. Government and agency obligations	3.43	$2,091	$2,160	4.32%
Municipal obligations (tax equivalent yields)	13.07	25,351	25,374	6.03
Mortgage-backed securities of government
sponsored entities	15.32	100,196	$102,687	3.26
Private-label collateralized mortgage obligations	20.48	2,282	2,338	4.94
Total investment securities	14.78	$129,920	$132,559	3.84%

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

Deposits.  Consumer and commercial deposits are attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market accounts, term certificate of deposit accounts and individual retirement accounts.  The Company accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  The Company does not obtain funds through brokers, nor does it solicit funds outside its market area.

Deposit Portfolio.  Savings and other deposits in the Company as of March 31, 2011, were comprised of the following:

Weighted Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Amount	Balances	Percentage of Total Deposits
			(In Thousands)

0.07%	None	Checking accounts	$100	$63,208	19.74%
0.20	None	Savings accounts	25	58,563	18.30
0.45	None	Money market accounts	2,500	46,523	14.54

		Certificates of Deposit

0.65	12 months or less	Fixed term, fixed rate	500	24,579	7.68
1.20	12 to 24 months	Fixed term, fixed rate	500	25,046	7.83
2.04	25 to 36 months	Fixed term, fixed rate	500	29,051	9.08
3.58	36 months or more	Fixed term, fixed rate	500	62,238	19.44
0.69	Negotiable	Jumbo certificates	100,000	10,864	3.39
				$320,072	100.00%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at March 31, 2011	Percent of Deposits	Increase (Decrease)	Balance at March 31, 2010	Percent of Deposits	Increase (Decrease)	Balance at March 31, 2009	Percent of Deposits
	(Dollars in Thousands)

Checking accounts	$63,208	19.74%	$6,102	$57,106	18.31%	$4,021	$53,085	17.15%
Savings accounts	58,563	18.30	7,956	50,607	16.22	5,251	45,356	14.65
Money market accounts	46,523	14.54	2,541	43,982	14.10	5,579	38,403	12.41
Certificates of deposit(1)
Original maturities of:
12 months or less	24,579	7.68	(9,972)	34,551	11.07	(17,104)	51,655	16.68
12 to 24 months	25,046	7.83	(13,577)	38,623	12.38	6,817	31,806	10.28
25 to 36 months	29,051	9.08	8,662	20,389	6.54	4,082	16,307	5.27
36 months or more	62,238	19.44	10,340	51,898	16.64	8,340	43,558	14.07
Negotiated jumbo	10,864	3.39	(3,914)	14,778	4.74	(14,586)	29,364	9.49
Total	$320,072	100.00%	$8,138	$311,934	100.00%	$2,400	$309,534	100.00%
______________________________
(1)
Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances.  IRAs totaled $34.9 million, $34.9 million and $35.3 million, as of March 31, 2011, 2010 and 2009, respectively.

The following table sets forth the average dollar amount and weighted average rate of deposits in the various types of accounts offered by the Company.
	Years Ended March 31,
	2011			2010			2009
	Average Balance	Percent of Deposits	Weighted Average Rate	Average Balance	Percent of Deposits	Weighted Average Rate	Average Balance	Percent of Deposits	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$24,952	7.86%	0.00%	$25,980	8.23%	0.00%	$17,138	5.48%	0.00%
Checking accounts	35,787	11.27	0.12	39,038	12.36	0.13	35,008	11.20	0.29
Savings accounts	53,845	16.96	0.22	47,164	14.93	0.36	44,462	14.22	0.53
Money market accounts	44,962	14.16	0.46	40,906	12.95	0.62	38,835	12.42	1.44
Certificates of deposit	157,931	49.75	2.12	162,755	51.53	2.51	177,127	56.68	3.74
Total deposits	$317,477	100.00%	1.17%	$315,843	100.00%	1.54%	$312,570	100.00%	2.35%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At March 31,
	2011	2010	2009
	(In Thousands)
Rate
0.00- 2.00%	$93,121	$89,501	$41,978
2.01- 4.00%	41,347	48,867	82,740
4.01- 5.39%	17,310	21,871	47,972
Total	$151,778	$160,239	$183,036

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2011.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
Rate	(In Thousands)
0.00- 2.00%	$65,495	$22,165	$1,947	$3,514	$93,121
2.01- 4.00%	6,962	6,389	11,371	16,625	41,347
4.01- 5.39%	10,431	6,823	6	50	17,310
Total	$82,888	$35,377	$13,324	$20,189	$151,778

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2011.

Maturity Period	Certificates of Deposit
(In Thousands)

Three months or less	$9,125
Over three months through six months	7,735
Over six months through twelve months	8,904
Over twelve months	24,044
Total	$49,808

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes.  The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes.  Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank.  At March 31, 2011, the Company had $40.0 million in advances outstanding offset with $493,000 in deferred prepayment penalties.

The FHLB functions as a central reserve bank providing credit for member savings associations and financial institutions.  Members of the FHLB are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on a fixed percentage of a member institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral available to secure additional borrowings.

Other short-term borrowings consist of repurchase agreements executed with customers as part of a commercial account sweep program.  A portion of the Bank’s securities portfolio is used to support this program.

	Year Ended March 31,
	2011	2010	2009
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$45,500	$50,000	$46,000
Balance at end of period	39,507	45,500	46,000
Average balance	42,071	46,616	43,064

Weighted average interest rate on:
Balance at end of period	3.71%	4.10%	4.13%
Average balance for period	3.48	4.01	4.41

	Year Ended March 31,
	2011	2010	2009
	(Dollars in thousands)

Other short term borrowings:
Maximum month-end balance	$8,362	$10,229	$11,781
Balance at end of period	6,373	7,454	10,154
Average balance	7,302	8,346	9,263

Weighted average interest rate on:
Balance at end of period	0.42%	0.45%	0.66%
Average balance for period	0.37	0.40	0.72

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

Subsidiaries

At March 31, 2011, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 96 full-time employees and 24 part-time employees at March 31, 2011.  None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of March 31, 2011, the Company maintained 82.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  A “well-capitalized” institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years.  As of March 31, 2011, the Bank was a “well-capitalized” institution.

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

During the first quarter of fiscal 2010 the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions that was paid on September 30, 2009.  Additionally, the FDIC imposed a prepaid risk-based assessment of premiums on all banks for the 2010 through 2012 calendar years in order to rebuild its insurance fund.  The Bank paid $1.9 million in December 2009 and has a remaining prepaid balance of $1.1 million as of March 31, 2011.

The Bank and the Company are participants in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), adopted by the FDIC on November 21, 2008.  The program has two components, the Debt Guarantee Program (“Debt Program”) and the Transaction Account Guarantee Program (“TAG Program”).  Neither the Bank or the Company have issued any debt guaranteed by the Debt Program.  The TAG Program, which has been extended to December 31, 2012, provides insurance for the full amount of business non-interest bearing transaction account balances.  The FDIC charges an additional assessment for participation in the TAG program on the quarterly assessment invoices.  The balances insured and the premium assessment are not material to the Company’s financial statements.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at March 31, 2011, of $5.0 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  FHLB dividends were 4.4% for the fiscal year ended March 31, 2011.  In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI.  Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities.  Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS but may also be conducted on an alternating basis.  The Bank’s most recent examination during the third quarter of fiscal 2010 was conducted by the ODFI.  Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Retained earnings as of March 31, 2011 include approximately $2.7 million for which no provision for Federal income tax has been made.  This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2007 have been closed by statute or examination.

Ohio Taxation.  The Bank files Ohio franchise tax returns.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.  The Company paid Delaware franchise taxes of $31,000 in fiscal 2011.

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

The Company is subject to a number of general categories of risks that may adversely affect its financial condition or results of operations, many of which are outside of management’s direct control, though efforts are made to manage those risks while optimizing returns.  Among the types of risks assumed are: (1) credit risk, which the risk of loss due to loan customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to the Company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks.

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

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties.  Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.  The current economic climate, with associated legislative and regulatory initiatives, may materially adversely affect the Company’s operations.  One example of this affect is the increase in FDIC insurance premiums and special assessments due to bank failures.

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

Organizational Documents; Anti-Takeover Provisions.  In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company.  For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes.  Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire  ownership or control of the Company, and the principal stockholders  would be able to defeat any acquisition proposal that requires approval of the Company's  stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company.  Further, the Company has 500,000 shares of authorized but unissued preferred stock, par value $0.10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price.  The Company’s common stock is traded on the Nasdaq Capital Market under the symbol "WAYN." During the 12 months ended March 31, 2011, the average weekly trading volume in the Company’s common stock was approximately 7,850 shares per week.  There can be no assurance given as to the liquidity of the market for the common stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the common stock and other factors beyond the control of the Company.  The market price of the common stock could be adversely affected by the sale of additional shares of common stock owned by the Company's current shareholders.  The market price for the common stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the common stock.

Dependence on Management. The Company's success depends to a great extent on its senior management, including its President and Chief Executive Officer, Rod C. Steiger, Chief Operating Officer and Chief Risk Officer, H. Stewart Fitz Gibbon III and Executive Vice President Steven G. Dimos. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

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

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area.  The following table sets forth information about its offices as of March 31, 2011.

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration

North Market Street Office 151 N. Market Street Wooster, Ohio	Owned	1902	N/A
Cleveland Point Financial Center 1908 Cleveland Road Wooster, Ohio	Owned	1978	N/A
Madison South Office 2024 Millersburg Road Wooster, Ohio	Owned	1999	N/A
Northside Office 543 Riffel Road Wooster, Ohio	Leased	1999	2019
Millersburg Office 90 N. Clay Street Millersburg, Ohio	Owned	1964	N/A
Claremont Avenue Office 233 Claremont Avenue Ashland, Ohio	Owned	1968	N/A
Buehler’s-Sugarbush Office 1055 Sugarbush Drive Ashland, Ohio	Leased	2001	2021
Rittman Office 237 North Main Street Rittman, Ohio	Owned	1972	N/A
Lodi Office 303 Highland Drive Lodi, Ohio	Owned	1980	N/A
North Canton Office 1265 S. Main Street North Canton, Ohio	Owned	1998	N/A
Creston Office 121 N. Main Street Creston, Ohio	Owned	2005	N/A

The Company’s accounting and recordkeeping activities are maintained through an in-house data processing system.

ITEM 3.	Legal Proceedings

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

Fiscal Year Ended March 31, 2011	High	Low	Cash Dividend Declared

First quarter	$9.06	$7.11	$0.06
Second quarter	$8.20	$7.50	$0.06
Third quarter	$9.93	$7.95	$0.06
Fourth quarter	$9.92	$8.19	$0.06

Fiscal Year Ended March 31, 2010	High	Low	Cash Dividend Declared

First quarter	$6.50	$5.07	$0.05
Second quarter	$6.00	$4.80	$0.05
Third quarter	$6.86	$5.25	$0.05
Fourth quarter	$8.95	$5.93	$0.06

As of April 13, 2011, the Company had 1,257 shareholders of record and 3,004,113 shares of common stock outstanding.  This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of Shares Remaining
Plan Category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Available for future issuance (excluding shares reflected in the first column)
Equity Compensation Plans Approved by Security Holders	83,816	$13.95	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
	83,816	$13.95	—

ITEM 6.	Selected Financial Data

The following tables set forth certain consolidated financial and other data of Wayne Savings Bancshares, Inc., at the dates and for the years indicated.  For additional information about the Company, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company.

	At March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$407,738	$406,032	$404,421	$401,584	$405,737
Loans receivable, net	239,993	247,006	254,326	242,255	239,774
Mortgage-backed securities (1)	105,013	96,901	88,788	85,879	69,065
Investment securities	27,534	23,660	29,897	35,531	54,693
Cash and cash equivalents (2)	8,271	9,875	6,790	13,063	17,215
Deposits	320,072	311,934	309,534	317,731	327,987
Stockholders’ equity	38,279	36,995	34,413	34,104	34,433

(1)  Includes mortgage-backed securities available for sale and private-label collateralized mortgage obligations.
(2)  Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	For the Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$17,985	$19,940	$21,472	$22,958	$22,410
Interest expense	5,214	6,645	9,321	11,793	11,198
Net interest income	12,771	13,295	12,151	11,165	11,212
Provision for losses on loans	552	1,643	1,068	234	100
Net interest income after provision for losses
on loans	12,219	11,652	11,083	10,931	11,112
Noninterest income	1,831	2,027	1,733	1,921	1,643
Noninterest expense	11,267	10,836	10,407	10,278	9,744
Income before income taxes	2,783	2,843	2,409	2,574	3,011
Federal income taxes	585	606	546	610	850

NET INCOME	$2,198	$2,237	$1,863	$1,964	$2,161

Basic earnings per share	$0.75	$0.77	$0.64	$0.65	$0.68
Diluted earnings per share	$0.75	$0.77	$0.64	$0.65	$0.68
Cash dividends declared
per common share	$0.24	$0.21	$0.41	$0.48	$0.48

	At or For the Year Ended March 31,
	2011	2010	2009	2008	2007

Key Operating Ratios and Other Data:
Return on average assets (net income divided
by average total assets)	0.54%	0.55%	0.46%	0.49%	0.54%

Return on average equity (net income
divided by average equity)	5.75	6.16	5.56	5.69	6.09

Average equity to average assets	9.34	9.00	8.35	8.65	8.83

Equity to assets at year end	9.39	9.11	8.51	8.49	8.49

Interest rate spread (difference between average
yield on interest-earning assets and average
cost of interest-bearing liabilities)	3.26	3.41	3.12	2.82	2.83

Net interest margin (net interest income
as a percentage of average interest-
earning assets)	3.32	3.50	3.21	2.96	2.96

Noninterest expense to average assets (1)	2.75	2.69	2.59	2.58	2.42

Nonperforming and impaired loans
to loans receivable, net	4.58	2.63	2.04	0.94	0.40

Nonperforming and impaired assets
to total assets	3.24	2.31	1.44	0.59	0.23

Average interest-earning assets to average
interest-bearing liabilities	104.77	104.82	103.85	104.62	104.46

Allowance for loan losses to nonperforming
and impaired loans	23.48	43.45	47.97	77.84	160.32

Allowance for loan losses to nonperforming
and impaired assets	19.04	30.09	43.04	74.79	160.32

Net interest income after provision for losses
on loans, to noninterest expense (1)	108.45	107.29	106.50	106.35	114.04

Number of full-service offices	11	11	11	11	11

Dividend payout ratio	31.94	28.21	63.50	76.17	70.59

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

The Company’s net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loans, mortgage-backed securities and investments, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company’s net income also is affected by its provision for loan losses, as well as the amount of noninterest income, including trust income, deposit service charges and gain on the sale of loans into the secondary market, and noninterest expense, such as salaries and employee benefits, federal deposit insurance premiums, occupancy and equipment costs, and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities as more fully described under “Risk Factors” above.

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

Discussion of Financial Condition Changes from March 31, 2010 to March 31, 2011

Forward Looking Statements

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

Critical Accounting Policies

Allowance for Loan Losses

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

Goodwill

The Company recorded all assets and liabilities acquired in prior purchase acquisitions, including goodwill and other intangibles, at fair value as required.  Goodwill is subject, at a minimum, to annual tests for impairment.  Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Management has discussed the development and selection of these critical accounting policies with the audit committee of the Board of Directors.

At March 31, 2011, total assets increased to $407.7 million from the $406.0 million total at March 31, 2010 mainly due to increases in available-for-sale securities of $12.1 million, partially offset by a decrease in loans of $7.0 million, a decrease in cash and cash equivalents of $1.6 million and a decline in foreclosed assets of $674,000.   During the fiscal year ended March 31, 2011, loans receivable decreased $7.0 million, or 2.8%, as the Bank originated and retained $59.4 million of loans, received payments of $65.9 million and transferred $1.2 million to foreclosed assets held for sale.   Rather than reinvest funds from repayments on loans in long-term, fixed rate and lower yielding residential loans, management has invested in shorter term mortgage-backed securities to limit interest rate risk and to provide liquidity in the current rate environment.

At March 31, 2011 and 2010, the allowance for loan losses totaled $3.2 million, or 1.33% of net loans and $2.8 million, or 1.14%, of net loans, respectively.  In determining the amount of the loan loss allowance at any point of time, management and the board systematically determine the risk of loss in the portfolio.  First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value.  At March 31, 2011, all delinquent nonresidential, multi-family and commercial loans were analyzed, with $1.4 million of the reserve being allocated to these categories of loans.  The largest loan in this category totaled $1.3 million at March 31, 2011.  The second step in determining the allowance for loan losses entails the application of historic loss experience to individual loan types in the portfolio.  In addition to the historic loss percentage, management employs an additional risk percentage tailored to the Board’s and management’s perception of the overall risk in the economy.  Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process.  Management recorded a $552,000 provision for losses on loans for fiscal 2011, a decrease of $1.1 million from the $1.6 million recorded for the fiscal year ended March 31, 2010.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004.  In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis.  Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at March 31, 2011.

A prepaid asset of $1.5 million was created in the third fiscal quarter of 2010 due to the FDIC imposing a prepaid assessment on all insured institutions, including the Company’s subsidiary.  The amount of the prepaid premium covered the fourth calendar quarter of 2009 and all of calendar years 2010, 2011 and 2012 and included a 5% deposit growth assumption.  Actual deposit insurance premium expense is calculated by the FDIC on a quarterly basis, with the expense being charged to the prepaid asset.  Any balance remaining in June 2013, will be refunded to the Company’s subsidiary bank.  The balance at March 31, 2011 is $1.1 million.

Deposits totaled $320.1 million at March 31, 2011, an increase of $8.1 million, or 2.6%, from March 31, 2010.  Savings and money market accounts increased by $10.5 million, or 11.1%, and demand accounts increased $6.1 million, or 10.7%, partially offset by a decrease in certificates of deposit of $8.5 million, or 5.3%. The Company experienced an increase in low cost liquid deposit accounts as customers chose to keep funds in more liquid types of accounts due to the low level of market interest rates and as management exercised discipline during the period with regard to the pricing of retail certificates.  In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits.  Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.

Other short term borrowings decreased by $1.1 million as a result of a decrease in commercial repurchase agreements by rate sensitive customers, as reduced economic activity appears to be reducing excess cash balances for a number of the Company’s customers.

Advances from the FHLB decreased $6.0 million, from $45.5 million at March 31, 2010 to $39.5 million at March 31, 2011.  During fiscal 2011, $6.3 million in variable rate, short term cash management advances were taken and paid off within the period.  Another $9.5 million of fixed rate and term advances matured and were renewed into $4 million of new fixed rate and term advances maturing in 2013 and 2015 to extend liability duration for interest rate risk management purposes at a cost lower than attempting to extend liability duration through the acquisition or retention of retail certificates of deposit.  Finally, during December 2010, the Bank modified $8.5 million of existing fixed rate and term advances to reduce the carrying cost and extend the maturity dates of those advances into 2014 and 2015 to take advantage of the current low interest rate environment and to again extend liability duration at a cost lower than the use of retail certificates of deposit.  As part of this restructuring transaction, a $526,000 prepayment penalty was paid and deferred.  The remaining unamortized balance of $493,000 is reflected as a reduction in the carrying value of advances and will be amortized into interest expense over the remaining term of the new advances.

Stockholders’ equity totaled $38.3 million, an increase of $1.3 million, or 3.5%, during the year ended March 31, 2011, due primarily to $2.2 million in net income for the fiscal year ended March 31, 2011 and amortization of the ESOP shares of $73,000.  The increases were offset by decreases of $295,000 in accumulated other comprehensive income, resulting mainly from a reduction to the unrealized gains on available-for-sale securities, and cash dividends totaling $702,000 during fiscal 2011.

Comparison of Operating Results for the Years Ended March 31, 2011 and 2010

General

Net income totaled $2.2 million for the fiscal year ended March 31, 2011, a decrease of $39,000 from net income for the fiscal year ended March 31, 2010.  The decrease in net income was primarily attributable to a decrease in net interest income of $524,000, a decrease in noninterest income of $196,000 and an increase in noninterest expenses of $431,000, partially offset by a decrease in the provision for losses on loans of $1.1 million and reduced provision for federal income taxes of $21,000.

Interest Income

Interest income decreased $2.0 million or 9.8%, to $18.0 million for the fiscal year ended March 31, 2011, compared to fiscal 2010.  This decrease was mainly due to a decrease in the weighted-average yield on interest-earning assets to 4.68% from 5.25% for the fiscal year ended March 31, 2011, offset by an increase in the average balance of $4.4 million, or 1.2%.  The yield decrease was primarily due to the reduction in overall market rates.  These rate decreases have negatively affected the yields earned on the Company’s interest earning assets.

Interest income on loans decreased $1.2 million, or 8.2%, for the year ended March 31, 2011, compared to fiscal 2010, due primarily to a $10.6 million, or 4.2%, decrease in the average balance of loans year over year coupled with a 24 basis point decrease in the weighted-average yield on loans outstanding.  The decrease in the yield was due to the decrease in market interest rates and the corresponding downward impact on new originations.

Interest income on securities decreased $766,000, or 14.3%, during fiscal 2011, compared to fiscal 2010, due primarily to a decrease of 112 basis points in the weighted-average yield to 3.54% as compared to 4.66%, from the comparable 2010 period, generally reflecting reinvestment in lower yielding mortgage backed securities as higher yielding securities prepaid or matured, offset with an increase of $14.5 million, or 12.7%, in the average balance.

Interest income on interest-earning deposits decreased by $11,000, or 4.6%, for the fiscal year ended March 31, 2011, due primarily to a decrease in the weighted-average yield of 14 basis points to 1.66%, partially offset with an increase in the average balance of $457,000, or 3.5%.  The decrease in the yield was primarily due to the overall decrease in market rates.

Interest Expense

Interest expense for the fiscal year ended March 31, 2011, totaled $5.2 million, a decrease of $1.4 million, or 21.5%, compared to interest expense for the fiscal year ended March 31, 2010.  The decrease in interest expense resulted from a decrease in the weighted-average cost of funds of 41 basis points to 1.42% for fiscal 2011, offset by an increase of $4.3 million, or 1.2%, in the average balance of deposits and borrowings outstanding in fiscal 2011.

Interest expense on deposits totaled $3.7 million for fiscal 2011, a decrease of $1.0 million, or 21.6%, compared to fiscal 2010.  The decrease in deposit costs resulted from a decrease of 37 basis points in the weighted-average cost of deposits to 1.17% for fiscal 2011, offset with an increase in the average balance outstanding of $10.0 million, or 3.2%.  In addition, as noted earlier, a shift in the composition of deposits from higher cost certificates of deposit to lower cost checking and savings accounts contributed to the decrease in the cost of deposits, along with a general decline in overall market rates.

Interest expense on other short-term borrowings totaled $27,000 for the year ended March 31, 2011, a decrease of $6,000, or 18.2%, from the 2010 period, due primarily to a decrease in the weighted-average balance decrease of $1.0 million, or 12.5%.

Interest expense on borrowings totaled $1.5 million for the year ended March 31, 2011, a decrease of $402,000, or 21.5%, from the 2010 period, due primarily to a decrease in the weighted-average rate of 52 basis points to 3.48% for the fiscal year ended March 31, 2011, as a result of lower interest rates on renewed advances, combined with a decrease in the average balance of $4.6 million, or 9.8%.  The decrease in the average balance was due to decreased borrowings as funds from deposit growth were used to repay advances.

Net Interest Income

Net interest income totaled $12.8 million for the fiscal year ended March 31, 2011, a decrease of $524,000, or 3.9%, from the amount for fiscal 2010.  The decrease in interest income was mainly due to the repricing effect of the overall low rate environment combined with the shift in composition of loans into lower yielding mortgage-backed securities. The average interest rate spread decreased to 3.26% for fiscal 2011 from 3.42% for fiscal 2010.  The net interest margin decreased to 3.32% for fiscal 2011 from 3.50% for the fiscal year ended March 31, 2010.  The 57 basis point decrease in the yield on average interest earning assets was partially offset by the 41 basis point decrease in the cost of funds.  As noted earlier, a decrease in overall market interest rates and shift in the composition of deposits from higher cost certificates of deposit to lower cost checking and savings accounts contributed to the decrease in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $552,000 for the fiscal year ended March 31, 2011, compared to $1.6 million for the fiscal year ended March 31, 2010.  The principal reasons for the decreased provision are a decrease in the size of the loan portfolio and a modest relative improvement in the economic conditions in the Company’s market area, partially offset by an increase in amounts required to be allocated within the allowance for loan losses to address loans individually evaluated for impairment.  In the opinion of management, as of March 31, 2011, the carrying value of all non-performing loans as of March 31, 2011, is expected to be realized.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, gains on the sale of securities designated as available-for-sale, trust income and deposit service fees decreased by $196,000, or 9.7%, to $1.8 million for the fiscal year ended March 31, 2011, from $2.0 million for the fiscal year ended March 31, 2010.  The decrease was primarily due to a reduction in service fees, charges and other operating income of $155,000, a reduction of $122,000 in gain on the sale of available-for-sale securities, as there were no securities sales in 2011, and a $23,000 decrease in gain on sale of loans.  These decreases were partially offset by an increase in gains from disposal of real estate acquired through foreclosure of $76,000, an increase in trust income of $23,000 and a $5,000 increase in bank-owned life insurance income.  Both trust income and earnings on bank-owned life insurance were up by $23,000 and $5,000, respectively, as trust portfolio market values and insurance portfolio yields increased year over year.  As described under Item 1 above, management engages in limited sales of newly originated loans to limit the buildup of interest rate risk on the balance sheet and to provide liquidity to accommodate additional refinancing activity.  The Company sold $6.0 million loans in fiscal 2010 compared to $4.1 million in fiscal 2011.  Deposit service fees decreased $121,000 due to a decline in transaction and overdraft volume.

Noninterest Expense

Noninterest expense increased by $431,000, or 4.0%, to $11.3 million for the fiscal year ended March 31, 2011, compared to the fiscal year ended March 31, 2010.  The increase in noninterest expense was primarily due to an increase of $621,000 in provision for impairment based on continuing decreases in the carrying values of foreclosed assets held for sale coupled with a $107,000, or 1.8%, increase in salaries and benefits costs.  The increase in salaries and employee benefits was primarily from merit increases, increased employee healthcare and other employee benefit costs.  These increases were offset by a decrease in federal deposit insurance premiums of $211,000, as there was no special assessment imposed on all insured institutions as in 2010, a reduction in occupancy and equipment expense of $56,000, coupled with an other operating expense reduction of $21,000.  The decrease in occupancy and equipment expense of $56,000, or 3.0%, was a result of decreased depreciation expense, as older equipment was fully depreciated and management carefully controlled the purchase of new capital items, and reduced data processing costs associated with new equipment and renegotiated data processing contracts.

Federal Income Taxes

Federal income tax expense was $585,000 for the year ended March 31, 2011, reflecting a decrease of $21,000 from fiscal 2010 primarily due to a decrease of $60,000 in pre-tax income, partially offset by additional tax-exempt securities purchased during the year.  The difference in the effective tax rate of 21.0% from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value of life insurance and other tax-exempt obligations.

AVERAGE BALANCE SHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year Ended March 31,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$241,396	$13,182	5.46%	$252,020	$14,360	5.70%
Investment securities (2)	129,282	4,576	3.54	114,735	5,342	4.66
Interest-earning deposits (3)	13,672	227	1.66	13,215	238	1.80
Total interest-earning assets	384,350	17,985	4.68	379,970	19,940	5.25

Non-interest-earning assets	25,130			23,280

Total assets	$409,480			$403,250

Interest-bearing liabilities:
Deposits	$317,477	3,721	1.17	$307,497	4,744	1.54
Other short term borrowings	7,302	27	0.37	8,346	33	0.40
Borrowings	42,071	1,466	3.48	46,663	1,868	4.00
Total interest-bearing liabilities	366,850	5,214	1.42	362,506	6,645	1.83

Non-interest-bearing liabilities	4,382			4,454

Total liabilities	371,232			366,960

Stockholders’ equity	38,248			36,290

Total liabilities and stockholders’ equity	$409,480			$403,250

Net interest income		$12,771			$13,295

Interest rate spread (4)			3.26%			3.42%

Net yield on interest-earning assets (5)			3.32%			3.50%
Ratio of average interest-earning assets to average
interest-bearing liabilities			104.77%			104.82%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended March 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to		Total increase	Increase (decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
			(In thousands)
Interest income attributable to:
Loans receivable	$(592)	$(586)	$(1,178)	$109	$(1,048)	$(939)
Investment securities	621	(1,387)	(766)	(154)	(385)	(539)
Interest-bearing deposits	8	(19)	(11)	56	(110)	(54)
Total interest-earning assets	37	(1,992)	(1,955)	11	(1,543)	(1,532)

Interest expense attributable to:
Deposits	150	(1,173)	(1,023)	(118)	(2,492)	(2,610)
Other short term borrowings	(4)	(2)	(6)	(6)	(28)	(34)
Federal Home Loan Bank Borrowings	(174)	(228)	(402)	152	(184)	(32)
Total interest-bearing liabilities	(28)	(1,403)	(1,431)	28	(2,704)	(2,676)
Increase (decrease) in net interest income	$65	$(589)	$(524)	$(17)	$1,161	$1,144

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds.  In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements.  Liquid assets outstanding at March 31, 2011 and 2010, amounted to $140.2 million and $129.7 million, respectively.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities.  The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities.  Liquidity management is both a daily and long-term function of business management.  If the Bank requires funds beyond its ability to generate funds internally at a reasonable cost, borrowing agreements exist with the FHLB, which provide an additional source of funds.  As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At March 31, 2011, the Company had $40.0 million in outstanding advances from the FHLB offset with a prepayment penalty of $493,000 due to the restructuring of three FHLB advances as described above.  At March 31, 2011, the Company had additional borrowing capacity from the FHLB totaling $67.9 million based on the Bank’s one-to four-family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multifamily loans.  The Bank also has pledged $22.4 million to secure a line of credit with the Federal Reserve Bank of $21.4 million which is in place to provide a backup, short term source of liquidity.  The Bank has the ability to pledge remaining investment and mortgage-backed securities of $74.8 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2011:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$63	$123	$37	$-	$223
Advances from the Federal Home Loan Bank	13,000	10,500	16,500	-	40,000
Other short term borrowings	6,373	-	-	-	6,373
Certificates of deposit maturities	82,898	48,691	18,405	1,784	151,778

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	172	-	-	-	172
Credit card/overdraft lines of credit	294	-	-	-	294
Home equity/commercial lines of credit	28,620	-	-	-	28,620
One-to-four family and multi-family loans	348	-	-	-	348

Total contractual obligations	$131,768	$59,314	$34,942	$1,784	$227,808

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

Asset and Liability Management-Interest Rate Sensitivity Analysis (continued)

Presented below, as of March 31, 2011 and 2010, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

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

		As of March 31, 2011
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(In thousands)

+300	bp	$29,094	$(18,222)	(39)%	7.81%	(367	)bp
+200	bp	33,382	(13,934)	(29)	8.67	(281)
+100	bp	40,729	(6,587)	(14)	10.20	(128)
0	bp	47,316	-	-	11.48	-
-100	bp	50,005	2,689	6	11.88	40

		As of March 31, 2010
					Net Portfolio Value
Change in		Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(In thousands)

+300	bp	$27,386	$(18,600)	(40)%	7.33%	(384	)bp
+200	bp	33,233	(12,753)	(28)	8.59	(258)
+100	bp	38,981	(7,005)	(15)	9.77	(140)
0	bp	45,986	-	-	11.17	-
-100	bp	47,992	2,006	4	11.43	26

The Company attempts to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost effective long term retail certificates of deposit or the use of long-term FHLB advances.  However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed rate loans to ARM loans.  Accordingly, ARM loan originations were very limited during the fiscal year ended March 31, 2011.  Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term certificate of deposit accounts.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Wayne Savings Bancshares, Inc.
Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2011.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
June 13, 2011

Wayne Savings Bancshares, Inc.
Consolidated Balance Sheets
March 31, 2011 and 2010
(In thousands, except share data)

	2011	2010
Assets
Cash and due from banks	$4,833	$5,853
Interest-bearing deposits	3,438	4,022
Cash and cash equivalents	8,271	9,875

Available-for-sale securities	131,956	119,863
Held-to-maturity securities	591	698
Loans, net of allowance for loan losses of $3,203 and $2,826 at March 31, 2011 and 2010, respectively	239,993	247,006
Premises and equipment	6,892	7,291
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	2,214	2,888
Accrued interest receivable	1,647	1,602
Bank-owned life insurance	7,003	6,754
Goodwill	1,719	1,719
Other intangible assets	287	378
Prepaid federal deposit insurance premiums	1,087	1,541
Other assets	1,045	1,222
Prepaid federal income taxes	8	170
Total assets	$407,738	$406,032

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$63,208	$57,106
Savings and money market	105,086	94,589
Time	151,778	160,239
Total deposits	320,072	311,934
Other short-term borrowings	6,373	7,454
Federal Home Loan Bank advances	39,507	45,500
Interest payable and other liabilities	2,646	2,818
Deferred federal income taxes	861	1,331
Total liabilities	369,459	369,037
Commitments and Contingencies	––	––
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,997	36,012
Retained earnings	15,828	14,332
Shares acquired by ESOP	(719)	(807)
Accumulated other comprehensive income	1,305	1,590
Treasury stock, at cost
Common: 974,618 shares	(14,530)	(14,530)
Total stockholders’ equity	38,279	36,995
Total liabilities and stockholders’ equity	$407,738	$406,032

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Income
Years Ended March 31, 2011 and 2010
(In thousands, except per share data)

	2011	2010
Interest and Dividend Income
Loans	$13,182	$14,360
Securities	4,576	5,342
Dividends on Federal Home Loan Bank stock and other	227	238

Total interest and dividend income	17,985	19,940

Interest Expense
Deposits	3,721	4,744
Other short term borrowings	27	33
Federal Home Loan Bank advances	1,466	1,868

Total interest expense	5,214	6,645

Net Interest Income	12,771	13,295

Provision for Loan Losses	552	1,643

Net Interest Income After Provision for Loan Losses	12,219	11,652

Noninterest Income
Gain on sale of securities available-for-sale	—	122
Gain on loan sales	162	185
Gain (loss) on disposal of real estate acquired through foreclosure	52	(24)
Trust income	220	197
Earnings on bank-owned life insurance	232	227
Service fees, charges and other operating	1,165	1,320

Total noninterest income	1,831	2,027

Noninterest Expense
Salaries and employee benefits	5,929	5,822
Net occupancy and equipment expense	1,799	1,855
Federal deposit insurance premiums	486	697
Franchise taxes	355	358
Provision for impairment on foreclosed assets held for sale	758	137
Loss on disposal of premises and equipment	—	4
Amortization of intangible assets	91	93
Other	1,849	1,870

Total noninterest expense	11,267	10,836

Income Before Federal Income Taxes	2,783	2,843

Provision for Federal Income Taxes	585	606

Net Income	$2,198	$2,237

Basic Earnings Per Share	$.75	$.77

Diluted Earnings Per Share	$.75	$.77

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended March 31, 2011 and 2010
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Acquired By ESOP	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, April 1, 2009	$398	$36,028	$12,726	$(899)	$(14,530)	$690	$34,413
Comprehensive income
Net income	––	––	2,237	––	––	––	2,237
Unrealized gains on securities designated as available for sale, net of related taxes	––	––	––	––	––	881	881
Change in unrecognized net loss in net periodic pension cost, net of related taxes	––	––	––	––	––	19	19
Total comprehensive income							3,137
Cash dividends - $0.21 per share	––	––	(631)	––	––	––	(631)
Amortization of expense related to ESOP	––	(16)	––	92	––	––	76
Balance, March 31, 2010	398	36,012	14,332	(807)	(14,530)	1,590	36,995
Comprehensive income
Net income	––	––	2,198	––	––	––	2,198
Unrealized losses on securities designated as available for sale, net of related taxes	––	––	––	––	––	(295)	(295)
Change in unrecognized net loss in net periodic pension cost, net of related taxes	––	––	––	––	––	10	10
Total comprehensive income							1,913
Cash dividends - $0.24 per share	––	––	(702)	––	––	––	(702)
Amortization of expense related to ESOP	––	(15)	––	88	––	––	73
Balance, March 31, 2011	$398	$35,997	$15,828	$(719)	$(14,530)	$1,305	$38,279

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended March 31, 2011 and 2010
(In thousands)

	2011	2010
Operating Activities
Net income	$2,198	$2,237
Items not requiring (providing) cash
Depreciation and amortization	523	578
Provision for loan losses	552	1,643
Amortization of premiums and discounts on securities	1,151	76
Amortization of mortgage servicing rights	52	37
Amortization of deferred loan originations fees	(78)	(90)
Amortization of intangible asset	91	93
Deferred income taxes	(322)	(206)
Net gains on sales of loans	(162)	(185)
Net gains on sales of available-for-sale securities	—	(122)
Proceeds from sale of loans in the secondary market	4,114	5,982
Origination of loans for sale in the secondary market	(3,952)	(5,797)
Amortization expense of stock benefit plan	73	76
Provision for impairment on foreclosed assets held for sale	758	137
Loss (gain) on sale of foreclosed assets held for sale	(52)	24
Increase in value of bank-owned life insurance	(249)	(246)
Changes in
Accrued interest receivable	(45)	73
Prepaid federal deposit insurance premiums	454	(1,533)
Other assets	287	(362)
Interest payable and other liabilities	(179)	(417)

Net cash provided by operating activities	5,214	1,998

Investing Activities
Purchases of available-for-sale securities	(55,059)	(42,504)
Proceeds from maturities of available-for-sale securities	41,369	36,624
Proceeds from maturities of held-to-maturity securities	106	252
Proceeds from sale of available-for-sale securities	—	5,132
Net change in loans	5,353	2,742
Purchase of premises and equipment	(124)	(316)
Proceeds from sale of foreclosed assets	1,155	570

Net cash provided by (used in) investing activities	(7,200)	2,500

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended March 31, 2011 and 2010
(In thousands)

	2011	2010
Financing Activities
Net change in deposits	$8,138	$2,400
Net change in other short-term borrowings	(1,081)	(2,700)
Proceeds from Federal Home Loan Bank advances	18,750	20,300
Repayments of Federal Home Loan Bank advances	(24,743)	(20,800)
Advances by borrowers for taxes and insurance	20	(12)
Cash dividends paid	(702)	(601)

Net cash provided by (used in) financing activities	382	(1,413)

Increase (Decrease) in Cash and Cash Equivalents	(1,604)	3,085

Cash and Cash Equivalents, Beginning of Year	9,875	6,790

Cash and Cash Equivalents, End of Year	$8,271	$9,875

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$5,304	$6,783

Federal income taxes paid	$745	$965

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate owned and other repossessed assets	$1,187	$3,025

Unrealized gains on securities designated as available for sale, net of related tax effects	$(295)	$881

Minimum pension liability adjustment, net of related tax effects	$10	$19

Recognition of mortgage servicing rights	$48	$59

Dividends payable	$180	$180

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.  Customers are mainly located in Wayne, Holmes, Ashland, Medina and Stark Counties the surrounding localities in northeastern Ohio, and include a wide range of individuals, business and other organizations.  Wayne has historically conducted its business through its main office in Wooster, Ohio.

The Company’s primary deposit products are checking, savings, money market and term certificate accounts.  Wayne Savings Community Bank’s primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Cash Equivalents (continued)

One or more of the financial institutions holding the Company’s cash accounts are participating in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program.  Under the program, through December 31, 2012, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008.  At March 31, 2011, the Company’s cash accounts at institutions other than the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland did not exceed federally insured limits.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Securities not classified as held-to- maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.  At March 31, 2011 and 2010, the Company did not have any loans held for sale.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current for a period of six months and future payments are reasonably assured.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock.  The required investment in the common stock is based on a predetermined formula.  The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value.  At March 31, 2011, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at March 31, 2011 and 2010, is as follows:

	2011	2010
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - gross	974	974
Other intangible assets - amortization	(687)	(596)

Total	$2,006	$2,097

The Company recorded amortization relative to intangible assets totaling $91,000 and $93,000 for the fiscal years ended March 31, 2011 and 2010, respectively.  The Company anticipates $91,000 of amortization for each of fiscal 2012, 2013 and 2014 and $14,000 for 2015. Such amortization is derived using the straight line method for the core deposit asset over ten years.  Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment.  The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment based on fair value at each reporting date.

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment, if necessary, is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

measurement of impairment.  Changes in valuation allowances are reported in the income statement.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.  The Company files consolidated income tax returns with its subsidiary.  With a few exceptions, the Company is no longer subject to tax authorities for years before 2007.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Advertising

Advertising costs are expensed as incurred.  The Company’s advertising expense totaled $37,000 and $53,000 for the fiscal years ended March 31, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2011 financial statement presentation.  These reclassifications had no effect on net income.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at March 31, 2011, was $1.8 million.

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2011:
U.S. government agencies	$1,938	$71	$1	$2,008
Mortgage-backed securities of government sponsored entities	99,779	2,597	118	102,258
Private-label collateralized mortgage obligations	2,282	56	—	2,338
State and political subdivisions	25,330	350	328	25,352

	$129,329	$3,074	$447	$131,956

March 31, 2010:
U.S. government agencies	$2,489	$122	$1	$2,610
Mortgage-backed securities of government sponsored entities	90,146	2,938	134	92,950
Private-label collateralized mortgage obligations	3,659	8	216	3,451
State and political subdivisions	20,495	464	107	20,852

	$116,789	$3,532	$458	$119,863

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2011:
U.S. government agencies	$153	$––	$1	$152
Mortgage-backed securities of government sponsored entities	417	12	––	429
State and political subdivisions	21	1	––	22

	$591	$13	$1	$603

March 31, 2010:
U.S. government agencies	$162	$––	$1	$161
Mortgage-backed securities of government sponsored entities	500	11	––	511
State and political subdivisions	36	3	––	39

	$698	$14	$1	$711

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$2,994	$3,073	$21	$22
Five to ten years	8,484	8,620	––	––
After ten years	15,790	15,667	153	152

	27,268	27,360	174	174

Mortgage-backed securities of government sponsored entities	99,779	102,258	417	429
Private-label collateralized mortgage obligations	2,282	2,338	––	––

Totals	$129,329	$131,956	$591	$603

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $55.7 million and $57.9 million at March 31, 2011 and 2010, respectively.

Gross gains of $135,000 and losses of $13,000 resulting from the sales of available-for-sale securities were recognized in fiscal year 2010.  The Company had no sales of securities in fiscal 2011.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at March 31, 2011 and 2010, was $28.6 million and $31.8 million, which represented approximately 22% and 26%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at March 31, 2011.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and 2010:

March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$-	$-	$329	$2	$329	2
Mortgage-backed securities of government sponsored entities	17,150	118	-	-	17,150	118
State and political subdivisions	10,403	304	761	24	11,164	328
Total temporarily impaired securities	$27,553	$422	$1,090	$26	$28,643	$448

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$-	$-	$349	$2	$349	$2
Mortgage-backed securities of government sponsored entities	21,282	134	-	-	21,282	134
Private-label collateralized mortgage obligations	3,129	216	-	-	3,129	216
State and political subdivisions	6,628	95	433	12	7,061	107
Total temporarily impaired securities	$31,039	$445	$782	$14	$31,821	$459

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, mortgage-backed securities of government sponsored entities, private-label collateralized mortgage obligations and municipal securities were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at March 31 include:

	2011	2010
	(In thousands)

One-to-four family residential	$162,435	$159,140
Multi-family residential	8,308	9,010
Construction	160	2,097
Nonresidential real estate and land	62,508	70,167
Commercial	8,204	8,943
Consumer and other	2,414	3,402
	244,029	252,760
Less:
Undisbursed portion of loans in process	413	2,507
Deferred loan origination fees	420	421
Allowance for loan losses	3,203	2,826

Total loans	$239,993	$247,006

Activity in the allowance for loan losses for the fiscal years ended March 31, 2011 and 2010, was as follows:

	2011	2010
	(In thousands)

Balance, beginning of year	$2,826	$2,484
Provision charged to expense	552	1,643
Losses charged off	(199)	(1,330)
Recoveries	24	29

Balance, end of year	$3,203	$2,826

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2011, the Company had $2.6 million of residential mortgages, $2.6 million of nonresidential mortgages and land and $33,000 of commercial loans that were modified in troubled debt restructurings.  Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $2.5 million in residential mortgage loans and nonresidential real estate and land loans of $1.0 million at March 31, 2011.

Non-accrual loans totaled $4.2 million at March 31, 2010.  Impaired loans totaled $3.3 million at March 31, 2010.  An allowance for losses of $538,000 relates to impaired loans of $2.2 million at March 31, 2010.  At March 31, 2010 impaired loans of $2.1 million had no related allowance for losses.

Interest income of $199,000 was recognized on average impaired loans of $4.1 million during fiscal 2010.

At March 31, 2011 and 2010, there were no accruing loans delinquent 90 days or more.

	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,140	$1,469	$209	$8	$—	$2,826
Provision charged to expense	37	488	30	(3)	—	552
Losses charged off	(112)	(5)	(81)	(1)		(199)
Recoveries	8	15	—	1	—	24
Balance, end of year	$1,073	$1,967	$158	$5	$—	$3,203
Ending balance: individually evaluated for impairment	$149	$1,158	$59	$—	$—	$1,366
Ending balance: collectively evaluated for impairment	$924	$809	$99	$5	$—	$1,837

Loans:
Ending balance	$162,435	$70,976	$8,204	$2,414		$244,029
Ending balance: individually evaluated for impairment	$3,183	$6,017	$123	$—		$9,323
Ending balance: collectively evaluated for impairment	$159,252	$64,959	$8,081	$2,414		$234,706

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2011:

	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating
Pass (risks 1 - 4)	$156,866	$58,341	$7,917	$2,391
Special Mention (risk 5)	834	6,601	164	—
Substandard (risk 6)	4,735	6,034	123	23

Total	$162,435	$70,976	$8,204	$2,414

Risk 1 is unquestioned credit quality for any credit product.  Loans are secured by cash and near cash collateral with immediate access to proceeds

Risk 2 is very low risk with strong credit and repayment sources.  Borrower is well capitalized in a stable industry, financial ratios exceed peers and financial trends are positive.

Risk 3 is very favorable risk with highly adequate credit strength and repayment sources.  Borrower has good overall financial condition and adequate capitalization.

Risk 4 is acceptable, average risk with adequate credit strength and repayment sources.  Collateral position must be within Bank policies.

Risk 5 or “Special Mention”, also known as “watch”, has potential weakness that deserves Management’s close attention.  This risk includes loans where the borrower has developed financial uncertainties or are resolving them.  Bank credits have been secured or negotiations will be ongoing to secure further collateral.

Risk 6 or “Substandard” loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged.  This risk category contains loans that exhibit a weakening of the borrower’s credit strength with limited credit access and all non-performing loans.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
			(In thousands)

One-to-four family residential loans	$1,306	$113	$1,782	$3,201	$159,234	$162,435	$—
All other mortgage loans	888	—	1,386	2,274	68,702	70,976	—
Commercial business loans	—	90	—	90	8,114	8,204	—
Consumer loans	—	—	20	20	2,394	2,414	—

Total	$2,194	$203	$3,188	$5,585	$238,444	$244,029	$—

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Non-accrual loans were comprised of the following at March 31, 2011:

Nonaccrual
(In thousands)

One-to-four family residential loans	$2,739
All other mortgage loans	2,362
Commercial business loans	33
Consumer loans	23

Total	$5,157

The following table presents impaired loans as of and for the year ended March 31, 2011:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family residential loans	$2,319	$2,319	$—	$1,781	$91
All other mortgage loans	919	919	—	839	38

Loans with a specific valuation allowance
One-to-four family residential loans	863	863	149	505	7
All other mortgage loans	5,099	5,099	1,158	3,503	128
Commercial business loans	123	123	59	131	6

Total:
One-to-four family residential loans	$3,182	$3,182	$149	$2,286	$98
All other mortgage loans	6,018	6,018	1,158	4,342	166
Commercial business loans	123	123	59	131	6
	$9,323	$9,323	$1,366	$6,759	$270

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2011	2010
	(In thousands)

Land and improvements	$1,723	$1,719
Office buildings and improvements	7,692	7,666
Furniture, fixtures and equipment	3,092	3,004
Leasehold improvements	356	357

	12,863	12,746
Less accumulated depreciation	5,971	5,455

	$6,892	$7,291

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained.  Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others was $29.9 million and $30.7 million at March 31, 2011 and 2010, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $20,000 and $34,000 are included in loan servicing fees in the income statement at March 31, 2011 and 2010, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $152,000 and $168,000 at March 31, 2011 and 2010, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows:

	2011	2010
	(In thousands)

Carrying amount, beginning of year	$265	$243
Additions
Servicing obligations that result from transfers of financial assets	48	59

Subtractions
Amortization	52	37

Carrying amount, end of year	$261	$265

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of year	$307	$261
Fair value, end of year	$319	$307

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $49.8 million at March 31, 2011, and $53.7 million at March 31, 2010.

At March 31, 2011, the scheduled maturities of time deposits are as follows:

Due during the year ending March 31,	(In thousands)

2012	$82,898
2013	35,367
2014	13,324
2015	5,721
2016	12,684
Thereafter	1,784

$151,778

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at March 31:

	2011	2010
	(In thousands)

Securities sold under repurchase agreements	$6,373	$7,454

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties.  The obligations are secured by available for sale securities and such collateral is held by the Bank.  The maximum amount of outstanding agreements at any month end during fiscal 2011 and 2010 totaled $8.4 million and $10.2 million, respectively, and the average daily balance totaled $7.3 million and $8.3 million for fiscal 2011 and 2010, respectively.  The agreements at March 31, 2011, mature daily.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 9:	Federal Home Loan Bank Advances

At March 31, 2011, advances from the Federal Home Loan Bank were as follows:

Interest rate range	Maturing year ending March 31,
		(In thousands)
3.13%-5.12%	2012	$13,000
1.92%-1.97%	2013	5,500
1.07%-2.60%	2014	5,000
2.63%-2.85%	2015	9,000
2.44%-3.96%	2016	7,500

		$40,000

At March 31, 2011, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended March 31,	(In thousands)

2012	$13,000
2013	5,500
2014	5,000
2015	9,000
2016	7,500
40,000
Deferred prepayment penalty, net of amortization	(493)
$39,507

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity.  During the quarter ended December 31, 2010, the Company prepaid $8.5 million of Federal Home Loan Bank advances which resulted in a prepayment penalty of $526,000. The Company replaced these advances with  lower rate advances of $8.5 million whose present value, based on a discount rate equal to the cost of funds rate of the original advances, was not substantially different than the value of the original advances immediately prior to prepayment. As such, the Company was required to defer the $526,000 penalty over the life of the new advances.  As of March 31, 2011, the Bank had $493,000 in unamortized prepayment penalties.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Additionally, as a member of the Federal Home Loan Bank system at March 31, 2011, the Bank had the ability to obtain up to $67.9 million in additional borrowings.  Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio.  The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At March 31, 2011, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $21.4 million, none of which was drawn.  The Bank had approximately $22.3 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:	Income Taxes

The provision for income taxes includes these components:

	2011	2010
	(In thousands)

Taxes currently payable	$907	$812
Deferred income taxes	(322)	(206)

Income tax expense	$585	$606

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2011	2010
	(In thousands)

Computed at the statutory rate (34%)	$946	$966
Increase (decrease) resulting from
Tax exempt interest	(302)	(302)
Earnings on bank-owned life insurance	(79)	(86)
Other	20	28

Actual tax expense	$585	$606

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2011	2010
	(In thousands)

Deferred tax assets
Deferred loan origination fees	$143	$143
Allowance for loan losses	1,089	961
Real estate owned valuation	226	87
Pension adjustment	221	226
Reserve for uncollected interest	64	49
Benefit plan expenses	140	156

Total deferred tax assets	1,883	1,622

Deferred tax liabilities
Prepaid pension	(130)	(145)
Federal Home Loan Bank stock dividends	(1,217)	(1,217)
Book/tax depreciation differences	(235)	(236)
Financed loan fees	(83)	(92)
Unrealized gains on securities available for sale	(893)	(1,045)
Mortgage servicing rights	(88)	(90)
Purchase price adjustments – net	(98)	(128)

Total deferred tax liabilities	(2,744)	(2,953)

Net deferred tax liability	$(861)	$(1,331)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of March 31, 2011. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at March 31, 2011.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 11:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010
	(In thousands)

Unrealized gains on available-for-sale securities	$(447)	$1,457
Reclassification for realized gains included in income	—	(122)
Change in defined benefit plan unrecognized net loss	(22)	(10)
Amortization of net loss included in net periodic pension cost	35	40
Components of other comprehensive income (loss), before tax effect	(434)	1,365
Tax (expense) benefit	149	(465)

Other comprehensive income (loss)	$(285)	$900

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2011	2010
	(In thousands)

Net unrealized gain on securities available-for-sale	$2,627	$3,074
Net unrealized loss for unfunded status of defined benefit plan liability	(651)	(664)

	1,976	2,410
Tax effect	(671)	(820)

Net-of-tax amount	$1,305	$1,590

Note 12:	Regulatory Matters

Each quarter, in accordance with the Office of Thrift Supervision (the “OTS”) regulations and supervisory policy, the Bank must either apply or provide notice to the OTS and receive either approval or a non-objection letter before declaring a dividend.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2011 and 2010, are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2011
Tangible capital	$34,051	8.4%	$6,053	1.5%	$20,176	5.0%
Core capital	34,051	8.4	16,141	4.0	24,212	6.0
Risk-based capital	35,888	15.1	19,023	8.0	23,779	10.0

As of March 31, 2010
Tangible capital	$32,397	8.1%	$6,019	1.5%	$20,062	5.0%
Core capital	32,397	8.1	16,050	4.0	24,075	6.0
Risk-based capital	34,685	14.2	19,517	8.0	24,396	10.0

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 13:	Related Party Transactions

At March 31, 2011 and 2010, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties).  In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.  Such loans are summarized below.

	2011	2010
	(In thousands)

Aggregate balance – Beginning of year	$2,439	$2,446
New loans	—	113
Repayments	(62)	(120)

Aggregate balance – End of year	$2,377	$2,439

The Bank has undrawn lines of credit to certain directors totaling $706,000 and $691,000 as of March 31, 2011 and 2010, respectively.

Deposits from related parties held by the Bank at March 31, 2011 and 2010, totaled $523,000 and $519,000, respectively.

The Bank paid legal fees to law firms of which, two directors of the Company are counsel.  The amounts paid totaled approximately $42,000 and $43,000 for the years ended March 31, 2011 and 2010, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest.  The current five year lease provides for renewal options through fiscal 2021 and payments totaling approximately $30,000 per year through fiscal 2015 and $2,000 for fiscal 2016.  Rental expense for this lease was $29,000 and $27,000 for the years ended March 31, 2011 and 2010, respectively.

Note 14:	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Company has a frozen noncontributory defined benefit pension plan covering all employees who met the eligibility requirements prior to December 31, 2003.  Compensation and service accruals were frozen at the same date.  The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

The Company expects to contribute approximately $6,000 to the plan in fiscal 2012.

The Company uses a March 31 measurement date for the plan.  Information about the plan’s funded status and pension cost follows:

	Pension Benefits
	2011	2010
	(In thousands)
Change in benefit obligation
Beginning of year	$1,272	$1,032
Interest cost	76	76
Actuarial loss	56	199
Benefits paid	(18)	(26)
Settlements	—	(9)

End of year	1,386	1,272

Change in fair value of plan assets
Beginning of year	1,034	826
Actuarial return on plan assets	94	237
Employer contribution	6	6
Benefits paid	(18)	(26)
Settlements	—	(9)

End of year	1,116	1,034

Funded status at end of year	$(270)	$(238)

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	Pension Benefits
	2011	2010
	(In thousands)

Net loss	$(651)	$(664)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $37,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.4 million and $1.3 million at March 31, 2011 and 2010, respectively.

	March 31,
	2011	2010
	(In thousands)

Components of net periodic benefit cost
Interest cost	$76	$76
Expected return on plan assets	(60)	(49)
Amortization of net loss	35	40

Net periodic benefit cost	$51	$67

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities.  The target asset allocation percentages for 2011 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
At March 31, 2011 and 2010, the fair value of plan assets as a percentage of the total was invested in the following:

	March 31,
	2011	2010

Equity securities	60%	57%
Debt securities	25	32
Cash and cash equivalents	15	11

	100%	100%

Benefit payments expected to be paid from the plan as of March 31, 2011 are as follows:

(In thousands)

2012	$59
2013	36
2014	38
2015	38
2016	48
Thereafter	387

$606

Significant assumptions include:

	Pension Benefits
	2011	2010

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.14%
Rate of compensation increase (frozen)	N/A	N/A

Weighted-average assumptions used to determine benefit cost:
Discount rate	6.14%	7.46%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

The fair value of the Company’s pension plan assets at March 31, 2011, by asset category are as follows:
2011		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Mid Cap Blend (a)	$50	$50	$––	$––
Mid Cap Value (b)	32	32	––	––
Intn’l Large Cap Blend (c)	105	105	––	––
Small Cap Blend (d)	43	43	––	––
Large Cap Blend (e)	13	13	––	––
Cash
Cash Mgm’t Funds-Taxable	167	167	––	––
Accrued Income	3	3
Fixed Income Securities
US Government Obligations	65	65	––	––
Corporate Obligations	216	216	––	––
Equity Securities
Common Stock	375	375	––	––
Common Stock-Foreign	47	47	––	––

Total	$1,116	$1,116	$––	$––

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

2010		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Mid Cap Blend (a)	$40	$40	$––	$––
Mid Cap Value (b)	28	28	––	––
Intn’l Large Cap Blend (c)	94	94	––	––
Small Cap Blend (d)	34	34	––	––
Large Cap Blend (e)	10	10	––	––
Cash
Cash Mgm’t Funds-Taxable	112	112	––	––
Fixed Income Securities
US Government Obligations	62	62	––	––
US Government Agencies	52	52	––	––
Corporate Obligations	216	216	––	––
Equity Securities
Common Stock	340	340	––	––
Common Stock-Foreign	46	46	––	––

Total	$1,034	$1,034	$––	$––

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

ESOP expense for the years ended March 31, 2011 and 2010, was $93,000 and $76,000, respectively.

Share information for the ESOP is as follows at March 31, 2011 and 2010:

	2011	2010

Allocated shares	89,227	80,325
Shares released for allocation	2,150	2,226
Unearned shares	71,888	80,714

Total ESOP shares	163,265	163,265

Fair value of unearned shares at March 31	$615,361	$682,033

At March 31, 2011, the fair value of the 87,077 allocated shares held by the ESOP was approximately $745,000.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees.  The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions for 2011 and 2010.  Expense related to the 401(k) plan totaled $163,000 and $162,000 for the years ended March 31, 2011 and 2010, respectively.

Finally, the Company provides post-retirement benefits to certain officers of the Company under split-dollar life insurance policies.  The Company accounts for the policies in accordance with ASC 715-60, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability is recognized based on the substantive agreement with the employee.  During fiscal 2011 and 2010, the Company recorded expense totaling $27,000 and $26,000, respectively, for the split-dollar life insurance benefits.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Note 15:	Stock Option Plan

The Company’s Share Option Plan (the Plan), which was approved by stockholders, permits the grant of up to 204,081 share options to its employees.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. All outstanding options are fully exercisable.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).  There was no compensation cost recognized in the income statement for share-based payment arrangements during the years ended March 31, 2011 and 2010.

A summary of option activity under the Plan for the fiscal year ended March 31, 2011 is presented below:

	2011
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of year	94,020	$13.95
Granted	––	––
Exercised	––	––
Forfeited or expired	(10,204)	13.95

Outstanding, end of year	83,816	$13.95	3.0	$––

Exercisable, end of year	83,816	$13.95	3.0	$––

As of March 31, 2011 and 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended March 31, 2011
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)

Net income	$2,198

Basic earnings per share
Income available to common stockholders		2,923,637	$0.75

Effect of dilutive securities
Stock options		––

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,198	2,923,637	$0.75

	Year Ended March 31, 2010
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)

Net income	$2,237

Basic earnings per share
Income available to common stockholders		2,914,254	$0.77

Effect of dilutive securities
Stock options		––

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,237	2,914,254	$0.77

Options to purchase 83,816 and 94,020 shares of common stock at an exercise price of $13.95 per share were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares in both years.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Note 17:	Disclosures about Fair Value of Assets and Liabilities

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
2011

U.S. government agencies	$2,008	$––	$2,008	$––
Mortgage-backed securities of government sponsored entities	102,258	––	102,258	––
Private-label collateralized mortgage obligations	2,338	––	2,338	––
State and political subdivisions	25,352	––	25,352	––

2010

U.S. government agencies	$2,610	$––	$2,610	$––
Mortgage-backed securities of government sponsored entities	92,950	––	92,950	––
Private-label collateralized mortgage obligations	3,451	––	3,451	––
State and political subdivisions	20,852	––	20,852	––

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans  (Collateral Dependent)

At March 31, 2011, collateral dependent impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate.  Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011			(In thousands)
Impaired loans	$4,766	$––	$––	$4,766
Foreclosed assets held for sale	1,710	––	––	1,710

2010

Impaired loans	$1,655	$––	$––	$1,655
Foreclosed assets held for sale	642	––	––	642

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

	March 31, 2011		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$8,271	$8,271	$9,875	$9,875
Available-for-sale securities	131,956	131,956	119,863	119,863
Held-to-maturity securities	591	603	698	711
Loans, net of allowance for loan losses	239,993	244,500	247,006	252,806
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,647	1,647	1,602	1,602

Financial liabilities
Deposits	320,072	313,888	311,934	306,778
Other short-term borrowings	6,373	6,373	7,454	7,454
Federal Home Loan Bank advances	39,507	40,215	45,500	46,419
Advances from borrowers for taxes and insurance	559	559	539	539
Interest payable	123	123	213	213

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Held-to-Maturity Securities

Fair value is based on quoted market prices if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Loans

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at March 31, 2011 and 2010.

Note 18:	Commitments and Credit Risk

Total commercial and commercial real estate loans made up 32% and 35% of the loan portfolio at  March 31, 2011 and 2010, respectively, with most of these loans secured by commercial real estate and business assets mainly in Ohio.  Installment loans account for approximately 1% of the loan portfolio in both fiscal 2011 and 2010.  These loans are secured by consumer assets including automobiles, which account for 48% and 55%, respectively, of the installment loan portfolio.  Real estate loans comprise 67% and 64% of the loan portfolio as of March 31, 2011 and 2010, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit.  Included in cash and due from banks as of March 31, 2011 and 2010, is $3.0 million and $2.3 million, respectively, of uninsured deposits in the form of branch cash on hand.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

At March 31, 2011 and 2010, the Company had outstanding commitments to originate fixed rate loans aggregating approximately $434,000 and $2.2 million, respectively.  The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year.  Total mortgage loans in the process of origination amounted to approximately $100,000 and $1.4 million at March 31, 2011 and 2010, respectively.

The Company had undisbursed amounts of residential loans of $204,000, nonresidential loans of $139,000 and $5,000 in land loans at March 31, 2011. Non-residential commercial real estate loans had undisbursed amounts of $588,000 and undisbursed participation non-residential loans of $479,000 at March 31, 2010.

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

The Company had total outstanding standby letters of credit amounting to $172,000 and $160,000, at March 31, 2011 and 2010, respectively, with terms not exceeding eleven months.  At both March 31, 2011 and 2010, the Company had no deferred revenue under standby letter of credit agreements.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

At March 31, 2011, the Company had granted unused lines of credit to borrowers aggregating approximately $12.0 million and $16.9 million for commercial lines and open-end consumer lines, respectively.  At March 31, 2010, unused lines of credit to borrowers aggregated approximately $13.4 million for commercial lines and $16.4 million for open-end consumer lines, respectively.

Leases

The Company leases three branch banking facilities under operating leases of which one lease ended May 31, 2011.  The first lease originated in fiscal 2000 for a ten year term and two five year renewal options of which the Company committed to another five year renewal ending in April 2014.  The Company’s second operating lease commenced in fiscal 2001 for an original five year term with 3 five year renewal options and has currently renewed the third option to expire in April 2016.  The minimum annual lease payments over the current lease term are as follows:

Fiscal year ended	(In thousands)

2012	$63
2013	61
2014	62
2015	35
2016	2

Total	$223

The Company incurred rental expense under operating leases totaling approximately $91,000 and $90,000 for the fiscal years ended March 31, 2011 and 2010, respectively.

There were no other material commitments or contingencies at March 31, 2011.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Note 19:	Recent Accounting Developments

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

FASB Accounting Standards Update (ASU) 2010-06 on Fair Value Measurements and Disclosures (Topic 820), issued in January 2010, concerns improved disclosures about fair value measurements.  The guidance requires the separate reporting of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  The guidance also requires separate disclosure about purchases, sales, issuances and settlements in the activity in Level 3.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 (April 1, 2011 for the Company), and for interim periods within those fiscal years.  The Company adopted the guidance in ASU 2010-06, as required, without material effect on the Company’s financial condition or results of operations.

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

FASB Accounting Standards Update (ASU) 2010-20 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio.  The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment.   The period-end disclosures are effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company).  The activity disclosures were to be effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).  FASB ASU 2011-01 has moved the effective date for disclosures regarding troubled debt restructurings (“TDRs”) to periods ending on or after June 15, 2011 (June 30, 2011 for the Company).  The Company adopted FASB ASU 2010-20 effective December 31, 2010.  The adoption of FASB ASU 2010-20 as amended by FASB ASU 2011-01 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

FASB Accounting Standards Update (ASU) 2011-02 “Receivables:  A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (Topic 310), issued on April 5, 2011, concerns the clarification of the accounting principles applied to loan modification and addresses the recording of an impairment loss.  The guidance is effective for fiscal quarters and years beginning after June 15, 2011 (July 1, 2011 for the Company).  Early adoption is permitted.  The adoption of FASB ASU 2011-02 is not expected to have a material effect on the Company’s financial condition or results of operations.

FASB Accounting Standards Update (ASU) 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (Topic 860), issued on April 29, 2011, concerns the improvement of accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity by amending the criteria for determining effective control of collateral.  The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company).  Early adoption is not permitted.  The adoption of FASB ASU 2011-03 is not expected to have a material effect on the Company’s financial condition or results of operations.

FASB Accounting Standards Update (ASU) 2011-04 “Fair Value Measurement” (Topic 820), issued on May 12, 2011, concerns the establishment of a global standard for applying fair value measurement and clarifies three points in topic 820.  First, only non-financial assets should be valued via a determination of their best use.  Second, an instrument in shareholder’s equity should be measured from the perspective of an investor or trader who owns that instrument.  Third, data will need to be provided and methods disclosed for assets valued in level 3 of the fair value hierarchy.  The guidance is effective

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company).  Early adoption is not permitted.  The adoption of FASB ASU 2011-04 is not expected to have a material effect on the Company’s financial condition or results of operations.

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	March 31,
	2011	2010
	(In thousands)
Assets
Cash and due from banks	$172	$72
Notes receivable from the Bank	852	933
Investment in the Bank	37,387	36,111
Prepaid expenses and other assets	66	76

Total assets	$38,477	$37,192

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$198	$197

Stockholders’ equity
Common stock and additional paid-in capital	36,395	36,410
Retained earnings	15,828	14,332
Shares acquired by ESOP	(719)	(807)
Treasury stock – at cost	(14,530)	(14,530)
Accumulated other comprehensive income	1,305	1,590

Total stockholders’ equity	38,279	36,995

Total liabilities and stockholders’ equity	$38,477	$37,192

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Condensed Statements of Income

	Years Ended March 31,
	2011	2010
	(In thousands)

Operating Income
Interest income	$55	$60
Dividends from the Bank	842	620

Total operating income	897	680

Noninterest Expense	227	196

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	670	484

Federal Income Tax Benefits	(59)	(46)
Income before equity in undistributed income of the Bank	729	530
Equity in undistributed income of the Bank	1,469	1,707

Net Income	$2,198	$2,237

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Condensed Statements of Cash Flows

	Years Ended March 31,
	2011	2010
	(In thousands)
Operating Activities
Net income	$2,198	$2,237
Items not requiring (providing) cash
Equity in undistributed net income of the Bank	(1,469)	(1,707)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(9)	(36)
Accrued expenses and other liabilities	1	(14)
Net cash provided by operating activities	721	480

Investing Activities
Repayment of ESOP loan	81	82

Net cash provided by investing activities	81	82

Financing Activities
Payment of dividends on common stock	(702)	(601)

Net cash used in financing activities	(702)	(601)

Net Change in Cash and Cash Equivalents	100	(39)

Cash and Cash Equivalents at Beginning of Year	72	111

Cash and Cash Equivalents at End of Year	$172	$72

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
Note 21:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended March 31, 2011 and 2010:

	Three Months Ended
2011:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$4,707	$4,601	$4,381	$4,296
Total interest expense	1,435	1,367	1,248	1,164

Net interest income	3,272	3,234	3,133	3,132

Provision for loan losses	190	120	120	122
Noninterest income	492	487	484	368
Noninterest expense	2,741	2,714	2,908	2,904

Income before income taxes	833	887	589	474
Federal income taxes	190	213	113	69

Net income	$643	$674	$476	$405

Earnings per share
Basic	$0.22	$0.23	$0.16	$0.14

Diluted	$0.22	$0.23	$0.16	$0.14

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

	Three Months Ended
2010:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$5,142	$5,075	$4,989	$4,734
Total interest expense	1,894	1,741	1,549	1,461

Net interest income	3,248	3,334	3,440	3,273

Provision for loan losses	165	380	570	528
Noninterest income	490	512	574	451
Noninterest expense	2,894	2,604	2,644	2,694

Income before income taxes	679	862	800	502
Federal income taxes	147	210	165	84

Net income	$532	$652	$635	$418

Earnings per share
Basic	$0.18	$0.23	$0.21	$0.15

Diluted	$0.18	$0.23	$0.21	$0.15

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A(T).	Controls and Procedures

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of March 31, 2011.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Rod C. Steiger	/s/ Myron Swartzentruber
Rod C. Steiger	Myron Swartzentruber
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
June 13, 2011	June 13, 2011

ITEM 9B.	Other Information

Not Applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on July 28, 2011, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about June 13, 2011.

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

(a)(3)       Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.0(2)	Form of Common Stock Certificate of Wayne Savings Bancshares, Inc.
10.1(3)	Employment Agreement between Wayne Savings Community Bank and Steven G. Dimos dated April 14, 2008
10.2(4)	Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 30, 2006
10.3(8)	Employment Agreement between Wayne Savings Community Bank and Rod C. Steiger dated January 15, 2011
10.4(5)	The Wayne Savings and Loan Company 1993 Incentive Stock Option Plan
10.5(6)	Wayne Savings Bancshares, Inc. Amended and Restated 2003 Stock Option Plan
11.0(7)	Statement re: computation of per share earnings
21.0	Subsidiaries of Registrant-Reference is made to Item 1 – "Business" for the Required Information
23.0	Consent of BKD, LLP
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

_______________________

(1)
Filed as exhibits to the Plan of Conversion and Reorganization filed as Exhibit 2 to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(2)	Filed as Exhibit 4, to the Registrant's registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(3)	Incorporated by reference to the Exhibits to the Company's Form 8-K filed on April 18, 2008 (File No. 000-23433).

(4)	Incorporated by reference to the Exhibits to the Company's Form 8-K filed on December 6, 2006 (File No. 000-23433).

(5)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on December 4, 1997 (File No. 333-41479).

(6)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed on October 5, 2004 (File No. 333-119556).

(7)	Incorporated by reference to Note A.8. of "Notes to Consolidated Financial Statements" in Item 8 hereof.

(b)	The Exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

(8)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on January 18, 2011 (File No. 000-23433)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: June 13, 2011	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Rod C. Steiger	By:	/s/Myron Swartzentruber
	Rod C. Steiger, President and Chief		Myron Swartzentruber,
	Executive Officer and Director		Senior Vice President and
	(Principal Executive Officer)		Chief Financial Officer

Date: June 13, 2011	Date: June 13, 2011

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Director

Date: June 13, 2011	Date: June 13, 2011

By:	/s/Jonathan Ciccotelli	By:	/s/James C. Morgan
	Jonathan Ciccotelli, Director		James C. Morgan
Chairman of the Board of Directors
Date: June 13, 2011			Date: June 13, 2011

By:	/s/Terry A. Gardner	By:	/s/Debra A. Marthey
	Terry A. Gardner, Director		Debra A. Marthey, Director

Date: June 13, 2011	Date: June 13, 2011