Form 10-Q
period 2011-07-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2011-08-08
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐   No   ☒
As of August 5, 2011, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
 Wayne Savingss Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$11,236	$4,833
Interest-bearing demand deposits	2,485	3,438
Cash and cash equivalents	13,721	8,271

Available-for-sale securities	135,652	131,956
Held-to-maturity securities	573	591
Loans receivable – net of allowance for loan losses of $3,221 and $3,203 at June 30, 2011 and March 31, 2011, respectively	235,126	239,993
Premises and equipment	7,065	6,892
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	2,234	2,214
Accrued interest receivable	1,369	1,647
Bank-owned life insurance	7,064	7,003
Goodwill	1,719	1,719
Other intangible assets	264	287
Prepaid Federal Deposit Insurance Corporation premiums	1,010	1,087
Other assets	882	1,045
Prepaid federal income taxes	—	8
Total assets	$411,704	$407,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$69,129	$63,208
Savings and money market	105,685	105,086
Time	152,999	151,778
Total deposits	327,813	320,072

Other short-term borrowings	5,959	6,373
Federal Home Loan Bank advances	35,037	39,507
Accrued interest payable and other liabilities	1,960	2,646
Accrued federal income taxes	152	—
Deferred federal income taxes	1,283	861
Total liabilities	372,204	369,459

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,993	35,997
Retained earnings	16,167	15,828
Shares acquired by ESOP	(697)	(719)
Accumulated other comprehensive income, net of tax effects	2,169	1,305
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	39,500	38,279
Total liabilities and stockholders’ equity	$411,704	$407,738

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the three months ended June 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three months
	ended
	June 30,
	2011	2010
Interest and Dividend Income
Loans	$3,137	$3,434
Securities	1,177	1,216
Dividends on Federal Home Loan Bank stock and other	58	57
Total interest and dividend income	4,372	4,707

Interest Expense
Deposits	792	1,012
Other short-term borrowings	5	7
Federal Home Loan Bank advances	293	416
Total interest expense	1,090	1,435

Net Interest Income	3,282	3,272

Provision for Loan Losses	70	190

Net Interest Income After Provision for Loan Losses	3,212	3,082

Noninterest Income
Gain on loan sales	18	67
Gain on sale of foreclosed assets held for sale	—	14
Trust income	72	48
Earnings on bank-owned life insurance	57	58
Service fees, charges and other operating	294	305
Total noninterest income	441	492

Noninterest Expense
Salaries and employee benefits	1,569	1,524
Net occupancy and equipment expense	452	452
Federal deposit insurance premiums	85	122
Franchise taxes	94	87
Provision for impairment on foreclosed assets held for sale	287	46
Amortization of intangible assets	23	23
Other	492	487
Total noninterest expense	3,002	2,741

Income Before Federal Income Taxes	651	833

Provision for Federal Income Taxes	136	190

Net Income	$515	$643

Basic Earnings Per Share	$0.18	$0.22

Diluted Earnings Per Share	$0.18	$0.22

Dividends Per Share	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the three months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	Three months
	ended
	June 30,
	2011	2010
Net Income	$515	$643
Other comprehensive income: Unrealized holding gains on securities, net of related taxes of $445 and $256 during the respective periods	864	497
Comprehensive income	$1,379	$1,140
Accumulated other comprehensive income	$2,169	$2,087

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Operating Activities
Net income	$515	$643
Items not requiring (providing) cash
Depreciation and amortization	130	138
Provision for loan losses	70	190
Amortization of premiums and discounts on securities – net	278	178
Amortization of mortgage servicing rights	7	5
Amortization of deferred loan origination fees	(18)	(16)
Amortization of intangible assets	23	23
Increase in value of bank owned life insurance	(61)	(61)
Amortization expense of stock benefit plan	18	23
Provision for impairment on foreclosed assets held for sale	287	46
Gain on sale of foreclosed assets held for sale	—	(14)
Net gain on sale of loans	(18)	(67)
Proceeds from sale of loans in secondary market	513	1,703
Origination of loans for sale in the secondary market	(495)	(1,636)
Deferred income taxes	(23)	(49)
Changes in
Accrued interest receivable	278	225
Other assets	164	199
Prepaid federal deposit insurance premiums	77	114
Interest payable and other liabilities	(87)	(132)
Net cash provided by operating activities	1,658	1,512

Investing Activities
Purchase of available-for-sale securities	(11,663)	(17,594)
Proceeds from maturities of available-for-sale securities	9,000	10,402
Proceeds from maturities of held-to-maturity securities	16	46
Net change in loans	4,410	2,981
Purchase of premises and equipment	(303)	(53)
Proceeds from the sale of foreclosed assets	98	633
Net cash provided by (used in) investing activities	1,558	(3,585)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the three months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Financing Activities
Net change in deposits	$7,741	$1,885
Net change in other short-term borrowings	(414)	908
Proceeds from Federal Home Loan Bank advances	—	4,500
Repayments of Federal Home Loan Bank advances	(4,470)	(6,500)
Advances by borrowers for taxes and insurance	(447)	(419)
Cash dividends paid	(176)	(175)
Net cash provided by financing activities	2,234	199

Increase (Decrease) in Cash and Cash Equivalents	5,450	(1,874)

Cash and Cash equivalents, Beginning of period	8,271	9,875

Cash and Cash equivalents, End of period	$13,721	$8,001

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$1,102	$1,469

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$341	$169

Unrealized gains on securities designated as available-for-sale,
net of related tax effects	$864	$497

Dividends payable	$180	$180

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three months ended June 30, 2011 and 2010, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2011.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three months ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2011, has been derived from the consolidated balance sheet of the Company as of that date.

Critical Accounting Policies – The Company’s critical accounting policies relate to the allowance for loan losses and goodwill.  The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses.  The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.  The Company recorded all assets and liabilities acquired in prior purchase acquisitions, including goodwill and other intangibles, at fair value as required.  Goodwill is subject, at a minimum, to annual tests for impairment.  Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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
Notes to Condensed Consolidated Financial Statements

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

	For the three months ended June 30,
	2011	2010
Weighted-average common shares outstanding (basic)	2,930,075	2,921,174
Dilutive effect of assumed exercise of stock options	––	––
Weighted-average common shares outstanding (diluted)	2,930,075	2,921,174

None of the outstanding options were included in the diluted earnings per share calculation for the three months ended June 30, 2011 and 2010, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of June 30, 2011, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the three months ended June 30, 2011 and 2010.  There was no compensation expense recognized for the stock option plan during the three months ended June 30, 2011 and 2010, as all options were fully vested prior to these periods.

A summary of the status of the Company’s stock option plan as of and for the three months ended June 30, 2011, and for the years ended March 31, 2011 and 2010, is presented below:

	Three months ended June 30,		Year ended March 31,
	2011		2011		2010
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	83,816	$13.95	94,020	$13.95	94,020	$13.95
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	(20,408)	13,.95	(10,204)	13.95	—	—

Outstanding at end of period	63,408	$13.95	83,816	$13.95	94,020	$13.95

Options exercisable at period-end	63,408	$13.95	83,816	$13.95	94,020	$13.95

The following information applies to options outstanding at June 30, 2011:

Number outstanding	63,408
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	2.75 years

Note 5:	Regulatory Matters

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

As of June 30, 2011, the Bank had approval from the OTS for the payment of an amount sufficient to cover the quarterly dividend declared and payable as of that date.  With the dissolution of the OTS on July 21, 2011, the Bank believes that further notices or applications for dividends are not required to be made but that it is subject to existing regulatory guidance where, in general, a dividend is permissible without regulatory approval if the institution is considered to be “well capitalized” and the dividend does not exceed current year to date net income plus the change in retained earnings for the previous two calendar years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  As of June 30, 2011, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2011, based on the computations for the OTS Thrift Financial Report (TFR) the Bank is classified as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since June 30, 2011 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2011 and March 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2011
Tangible capital	$34,464	8.5%	$6,097	1.5%	$20,323	5.0%
Core capital	34,464	8.5	16,258	4.0	24,387	6.0
Risk-based capital	36,275	15.4	18,845	8.0	23,556	10.0

As of March 31, 2011
Tangible capital	$34,051	8.4%	$6,053	1.5%	$20,176	5.0%
Core capital	34,051	8.4	16,141	4.0	24,212	6.0
Risk-based capital	35,888	15.1	19,023	8.0	23,779	10.0

Note 6:	Recent Accounting Developments

FASB Accounting Standards Update (ASU) 2010-28 “Intangibles – Goodwill and Other” (Topic 350), issued in December 2010, concerns when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance clarifies the circumstances under which step 2 of the goodwill impairment test must be performed.  The guidance is effective for fiscal years beginning after December 15, 2010 (April 1, 2011 for the Company), and for interim periods within those fiscal years.  The adoption of FASB ASC 2010-28 did not have a material effect on the Company’s financial condition or results of operations.

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

FASB Accounting Standards Update (ASU) 2011-05 “Comprehensive Income” (Topic 220), issued on June 16, 2011, concerns the presentation of comprehensive income in financial statements.  An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company).  Early adoption is permitted.  The adoption of FASB ASU 2011-05 is not expected to have a material effect on the Company’s financial condition or results of operations.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 7:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2011:
U.S. government agencies	$1,818	$82	$1	$1,899
Mortgage-backed securities of government sponsored entities	104,174	3,216	15	107,375
Private-label collateralized mortgage obligations	2,122	67	-	2,189
State and political subdivisions	23,600	675	86	24,189

Totals	$131,714	$4,040	$102	$135,652

March 31, 2011:
U.S. government agencies	$1,938	$71	$1	$2,008
Mortgage-backed securities of government sponsored entities	99,779	2,597	118	102,258
Private-label collateralized mortgage obligations	2,282	56	—	2,338
State and political subdivisions	25,330	350	328	25,352

Totals	$129,329	$3,074	$447	$131,956

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2011:
U.S. government agencies	$150	$––	$1	$149
Mortgage-backed securities of government sponsored entities	409	15	––	424
State and political subdivisions	14	1	––	15

	$573	$16	$1	$588

March 31, 2011:
U.S. government agencies	$153	$––	$1	$152
Mortgage-backed securities of government sponsored entities	417	12	––	429
State and political subdivisions	21	1	––	22

	$591	$13	$1	$603

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2011 by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$764	$791	$14	$15
One to five years	2,125	2,192	—	—
Five to ten years	7,479	7,775	––	––
After ten years	15,050	15,330	150	149

	25,418	26,088	164	164

Mortgage-backed securities of government sponsored entities	104,174	107,375	409	424
Private-label collateralized mortgage obligations	2,122	2,189	—	—

Totals	$131,714	$135,652	$573	$588

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $52.8 million and $55.7 million at June 30, 2011 and March 31, 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at June 30, 2011 and March 31, 2011, was $9.2 million and $28.6 million, which represented approximately 7% and 22%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at June 30, 2011.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

June 30, 2011

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$324	$2	$324	$2
Mortgage-backed securities of government sponsored entities	3,716	15	—	—	3,716	15
State and political subdivisions	4,426	64	762	22	5,188	86
Total temporarily impaired securities	$8,142	$79	$1,086	$24	$9,228	$103

March 31, 2011

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$329	$2	$329	$2
Mortgage-backed securities of government sponsored entities	17,150	118	—	—	17,150	118
State and political subdivisions	10,403	304	761	24	11,164	328
Total temporarily impaired securities	$27,553	$422	$1,090	$26	$28,643	$448

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Fair Value Measurements

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and March 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2011
U.S. government agencies	$1,899	$––	$1,899	$––
Mortgage-backed securities of government sponsored entities	107,375	––	107,375	––
Private-label collateralized mortgage obligations	2,189	—	2,189	—
State and political subdivisions	24,189	––	24,189	––

March 31, 2011
U.S. government agencies	$2,008	$––	$2,008	$––
Mortgage-backed securities of government sponsored entities	102,258	––	102,258	––
Private-label collateralized mortgage obligations	2,338	—	2,338	—
State and political subdivisions	25,352	––	25,352	––

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the Company’s balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and March 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

June 30, 2011
Impaired loans	$1,166	$––	$––	$1,166
Foreclosed assets	1,832	––	––	1,832
March 31, 2011
Impaired loans	$4,766	$––	$––	$4,766
Foreclosed assets	1,710	––	––	1,710

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

	June 30, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$13,721	$13,721	$8,271	$8,271
Available-for-sale securities	135,652	135,652	131,956	131,956
Held-to-maturity securities	573	588	591	603
Loans, net of allowance for loan losses	235,126	240,350	239,993	244,500
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,369	1,369	1,647	1,647

Financial liabilities
Deposits	327,813	323,751	320,072	313,888
Other short-term borrowings	5,959	5,959	6,373	6,373
Federal Home Loan Bank advances	35,037	36,057	39,507	40,215
Advances from borrowers for taxes and insurance	112	112	559	559
Interest payable	111	111	123	123

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at June 30, 2011 and March 31, 2011.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 9:	Credit Quality of Loans and the Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011 and March 31, 2011:

June 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated		Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,073	$1,967	$158	$5		$—	$3,203
Provision charged to expense	55	(127)	137	5		—	70
Losses charged off	(53)	—	—	—		—	(53)
Recoveries	1	—	—	—		—	1
Balance, end of year	$1,076	$1,840	$295	$10	$		$3,221
Ending balance: individually evaluated for impairment	$134	$1,114	$162	$—		$—	$1,410
Ending balance: collectively evaluated for impairment	$942	$726	$133	$10		$—	$1,811

Loans:
Ending balance	$157,952	$68,947	$9,659	$2,456			$239,014
Ending balance: individually evaluated for impairment	$3,156	$7,077	$203	$—			$10,436
Ending balance: collectively evaluated for impairment	$154,796	$61,870	$9,456	$2,456			$228,578

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,140	$1,469	$209	$8	$—	$2,826
Provision charged to expense	37	488	30	(3)	—	552
Losses charged off	(112)	(5)	(81)	(1)		(199)
Recoveries	8	15	—	1	—	24
Balance, end of year	$1,073	$1,967	$158	$5	$—	$3,203
Ending balance: individually evaluated for impairment	$149	$1,158	$59	$—	$—	$1,366
Ending balance: collectively evaluated for impairment	$924	$809	$99	$5	$—	$1,837

Loans:
Ending balance	$162,435	$70,976	$8,204	$2,414		$244,029
Ending balance: individually evaluated for impairment	$3,183	$6,017	$123	$—		$9,323
Ending balance: collectively evaluated for impairment	$159,252	$64,959	$8,081	$2,414		$234,706

Total loans in above tables do not include deferred loan origination fees of $402,000 and $420,000 or loans in process of $265,000 and $413,000 for June 30, 2011 and March 31, 2011, respectively.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2011 and March 31, 2011:

June 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$152,848	$59,273	$9,326	$2,452
Special Mention (Risk 5)	125	2,597	130	—
Substandard (Risk 6)	4,979	7,077	203	4

Total	$157,952	$68,947	$9,659	$2,456

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$156,866	$58,341	$7,917	$2,391
Special Mention (Risk 5)	834	6,601	164	—
Substandard (Risk 6)	4,735	6,034	123	23

Total	$162,435	$70,976	$8,204	$2,414

* Ratings are generally assigned to consumer and residential mortgage loans on a “pass” or “fail” basis, where “fail” results in a substandard classification.  Commercial loans, both secured by real estate or other assets or unsecured are analyzed in accordance with an analytical matrix codified in the Bank’s loan policy that produces a risk rating as described below.

Risk 1 is unquestioned credit quality for any credit product.  Loans are secured by cash and near cash collateral with immediate access to proceeds.

Risk 2 is very low risk with strong credit and repayment sources.  Borrower is well capitalized in a stable industry, financial ratios exceed peers and financial trends are positive.

Risk 3 is very favorable risk with highly adequate credit strength and repayment sources.  Borrower has good overall financial condition and adequate capitalization.

Risk 4 is acceptable, average risk with adequate credit strength and repayment sources.  Collateral positions must be within Bank policies.

Risk 5 or “Special Mention,” also known as “watch,” has potential weakness that deserves Management’s close attention.  This risk includes loans where the borrower has developed financial uncertainties or are resolving them.  Bank credits have been secured or negotiations will be ongoing to secure further collateral.

Risk 6 or “Substandard” loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged.  This risk category contains loans that exhibit a weakening of the borrower’s credit strength with limited credit access and all non-performing loans.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2011 and  March 31, 2011:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$288	$157	$814	$1,259	$156,693	$157,952	$—
All other mortgage loans	637	342	1,384	2,363	66,584	68,947	—
Commercial business loans	64	—	—	64	9,595	9,659	—
Consumer loans	11	—	16	27	2,429	2,456	—

Total	$1,000	$499	$2,214	$3,713	$235,301	$239,014	$—

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,306	$113	$1,782	$3,201	$159,234	$162,435	$—
All other mortgage loans	888	—	1,386	2,274	68,702	70,976	—
Commercial business loans	—	90	—	90	8,114	8,204	—
Consumer loans	—	—	20	20	2,394	2,414	—

Total	$2,194	$203	$3,188	$5,585	$238,444	$244,029	$—

Non-accrual loans were comprised of the following at:

	June 30, 2011	March 31, 2011
	Nonaccrual	Nonaccrual
	(In thousands)	(In thousands)

One-to-four family residential loans	$1,829	$2,739
All other mortgage loans	2,672	2,362
Commercial business loans	203	33
Consumer loans	—	23

Total	$4,704	$5,157

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Information with respect to the Company’s impaired loans at June 30, 2011 and March 31, 2011 is presented below:

June 30, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family residential loans	$2,886	$2,886	$—	$2,603	$28
All other mortgage loans	2,066	2,066	—	1,493	5

Loans with a specific valuation allowance
One-to-four family residential loans	270	270	134	567	5
All other mortgage loans	5,011	5,011	1,114	5,055	49
Commercial business loans	203	203	161	163	—

Total:
One-to-four family residential loans	$3,156	$3,156	$134	$3,170	$33
All other mortgage loans	7,077	7,077	1,114	6,548	54
Commercial business loans	203	203	161	163	—
	$10,436	$10,436	$1,409	$9,085	$87

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

March 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family residential loans	$2,319	$2,319	$—	$1,781	$91
All other mortgage loans	919	919	—	839	38

Loans with a specific valuation allowance
One-to-four family residential loans	863	863	149	505	7
All other mortgage loans	5,099	5,099	1,158	3,503	128
Commercial business loans	123	123	59	131	6

Total:
One-to-four family residential loans	$3,182	$3,182	$149	$2,286	$98
All other mortgage loans	6,018	6,018	1,158	4,342	166
Commercial business loans	123	123	59	131	6
	$9,323	$9,323	$1,366	$6,759	$270

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discussion of Financial Condition Changes from March 31, 2011 to June 30, 2011

At June 30, 2011, the Company had total assets of $411.7 million, an increase of $4.0 million, or 1.0%, over total assets at March 31, 2011.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $9.1 million, or 6.5%, to $149.4 million at June 30, 2011.  The increase was primarily due to an increase of $6.4 million in cash and due from banks and an increase in available-for-sale securities of $3.7 million, or 2.8%.  These increases were in turn due to regular payments and “prepayments” on loans that reduced the loan portfolio and an increase in deposit balances due to customer preferences for insured deposit accounts over other investment alternatives.  Increased payments on loans, also known as “prepayments,” occur in low interest rate environments where borrowers can exercise an option to refinance existing loans either with or without a prepayment penalty.  Similarly, low interest rates induce depositors to select liquid types of accounts over time deposits and other investment alternatives.

Total securities increased by $3.7 million, or 2.8%, during the three month period ended June 30, 2011.  The increase was primarily due to purchases of $11.7 million and an increase in the fair value of available-for-sale investment securities of $1.3 million, partially offset by maturities and principal repayments of $9.0 million.  Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios and an increase in deposit balances as more fully described above.

Net loans receivable decreased by $4.9 million, or 2.0% at June 30, 2011 compared to March 31, 2011.  The Bank originated $8.8 million of loans, received payments of $13.7 million and originated and sold $420,000 of 30-year fixed-rate mortgage loans into the secondary market. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.  As part of an overall strategy to manage liquidity and interest rate risk, management has executed a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the accumulation of interest rate risk on the balance sheet and to keep the secondary market channel open as a backup source of liquidity.  Similarly, in order to further limit the accumulation of interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the origination and retention of long term fixed-rate residential mortgages.  To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide future cash flows to fund loan demand in future periods while also limiting the interest rate risk exposure of the Company.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

	June 30, 2011		March 31, 2011
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$157,902	66.06%	$162,435	66.57%
Residential construction loans	50	0.02	160	0.07
Multi-family residential	8,744	3.66	8,308	3.40
Non-residential real estate/land(2)	60,203	25.19	62,508	25.61
Total mortgage loans	226,899	94.93	233,411	95.65
Other loans:
Consumer loans(3)	2,456	1.03	2,414	0.99
Commercial business loans	9,659	4.04	8,204	3.36
Total other loans	12,115	5.07	10,618	4.35
Total loans before net items	239,014	100.00%	244,029	100.00%
Less:
Loans in process	265		413
Deferred loan origination fees	402		420
Allowance for loan losses	3,221		3,203
Total loans receivable, net	$235,126		$239,993
_______________________________

(1)
Includes loans collateralized by second mortgages in the aggregate amount of $15.9 million at June 30, 2011, and $15.8 million at March 31, 2011.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $2.8 million for both June 30, 2011 and March 31, 2011.
(3)	Includes second mortgage loans of $1.1 million and $988,000 for June 30, 2011 and March 31, 2011, respectively.

Non-performing loans amounted to $4.7 million at June 30, 2011 compared to $5.2 million at March 31, 2011.  At June 30, 2011, non-performing loans consisted primarily of residential mortgage loans of approximately $1.8 million, nonresidential property loans with a balance of $2.6 million and $222,000 combined commercial business and consumer loans compared to $2.7 million in residential loans, $2.4 million  in nonresidential property loans and $56,000 combined commercial business and consumer loans at March 31, 2011.

Foreclosed assets held for sale amounted to $2.2 million at both June 30, 2011 and March 31, 2011.  Activity during the quarter consisted of six acquisitions totaling $341,000 and the capitalization of improvements totaling $64,000, offset by write downs (provisions for impairment on foreclosed assets held for sale) totaling $287,000 and sales of $98,000.  These write downs are reflected in the carrying values of foreclosed assets at the end of each period.  Despite the difficult real property markets in the Company’s market area, transactions continue to be executed.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.  Total non-performing and impaired assets amounted to $12.7 million at June 30, 2011, compared to $13.2 million at March 31, 2011.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Deposits totaled $327.8 million at June 30, 2011, an increase of $7.7 million, or 2.4%, over $320.1 million at March 31, 2011.  All categories of deposits increased as demand accounts increased by $5.9 million, time deposits increased by $1.2 million and savings and money market accounts increased by $599,000.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks.  Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in secure products offered by the Bank.

Other short-term borrowings, in the form of recurring repurchase agreements with commercial customers of the Bank, declined $414,000 over the quarter to a balance of $6.0 million.  These customer repurchase agreements are offered by the Bank in order to retain customer funds and to afford commercial customers the opportunity to earn a return on a short term secured transaction.  Average balances are shown in the tables below and reflect no significant variation during the periods.  The interest rate paid on these borrowings was 0.30% for both  June 30, 2011 and March 31, 2011.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $35.0 million at June 30, 2011, and $39.5 million at March 31, 2011.  The Company primarily uses advances from the FHLB for short term cash management purposes and to extend liability duration for interest rate risk management purposes.  Repricing risk associated with advances is mitigated through the laddering of advance maturities over time.  The weighted average cost of FHLB advances was 3.13% at June 30, 2011, compared to 3.15% at March 31, 2011.

Stockholders’ equity increased by $1.2 million, or 3.2%, during the three months ended June 30, 2011, mainly due to the addition of accumulated other comprehensive income of $864,000 and net income of $515,000, partially offset by declared dividends of $176,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2011 and 2010

General

Net income for the three months ended June 30, 2011 totaled $515,000, a decrease of $128,000, or 19.9%, compared to $643,000 for the three month period ended June 30, 2010.  The decrease in net income was primarily due to an increase of $241,000 in provision for impairment on foreclosed assets held for sale and a decrease in the gain on sale of loans of $49,000 partially offset by a decrease of $120,000 in provision for loan losses and a $54,000 decrease in tax expense.

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

	For the three months ended June 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$238,152	$3,137	5.27%	$245,542	$3,434	5.59%
Investment securities(2)	133,338	1,177	3.53	123,996	1,216	3.92
Interest-earning deposits(3)	14,150	58	1.64	13,346	57	1.71
Total interest-earning assets	385,640	4,372	4.53	382,884	4,707	4.92
Noninterest-earning assets	24,232			25,297

Total assets	$409,872			$408,181

Interest-bearing liabilities:
Deposits	$324,192	$792	0.98%	$314,571	$1,012	1.29%
Other short-term borrowings	5,993	5	0.33	7,266	7	0.39
Borrowings	36,860	293	3.18	44,588	416	3.73
Total interest-bearing liabilities	367,045	1,090	1.19	366,425	1,435	1.57

Noninterest bearing liabilities	3,588			4,156
Total liabilities	370,633			370,581
Stockholders’ equity	39,239			37,600
Total liabilities and stockholders’ equity	$409,872			$408,181
Net interest income		$3,282			$3,272
Interest rate spread(4)			3.34%			3.35%
Net yield on interest-earning assets(5)			3.40%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.07%			104.49%
__________________________________________
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

Interest Income

Interest income decreased by $335,000 or 7.1%, to $4.4 million for the three months ended June 30, 2011, compared to the same period in 2010.  The decrease was due to a decline in the weighted-average yield on

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

interest-earning assets to 4.53% in the 2011 period from 4.92% for the 2010 period, partially offset by an increase of $2.8 million in the average balance of interest-earning assets outstanding to $385.6 million for the 2011 period compared to an average balance of $382.9 million for the 2010 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2010 period to the 2011 period through resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $297,000, or 8.7%, for the three month period ended June 30, 2011, compared to the same period in 2010, due to a reduction in the portfolio yield coupled with a decrease in the average balance of loans outstanding.  The yield on the loan portfolio decreased from 5.59% for the three months ended June 30, 2010 to 5.27% for the three months ended June 30, 2011, again due to reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates.  The average balance of loans outstanding decreased $7.4 million, or 3.0%, to $238.2 million for the 2011 period compared to $245.5 million for the 2010 period.  Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2011.

Interest income on securities decreased by $39,000, or 3.2%, during the three months ended June 30, 2011, compared to the same period in 2010.  This decrease was due primarily to a decrease of 39 basis points in the weighted-average rate to 3.53% for the 2011 period, compared to 3.92% for the 2010 period, partially offset by an increase in the average balance of $9.3 million, or 7.5%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income increased by $1,000 to $58,000 for the three month period ended June 30, 2011 compared to the 2010 period.   The increase can be attributed to the increased average balance of $804,000 to $14.2 million.  A partial offset was due to the decrease in the weighted-average yield of 7 basis points to 1.64% as a result of reductions in short term market interest rates.

Interest Expense

Interest expense totaled $1.1 million for the three month period ended June 30, 2011, a decrease of $345,000, or 24.0%, compared to $1.4 million for the three month period ended June 30, 2010.  The decrease was mainly due to a 38 basis point decrease in the weighted-average cost of funds to 1.19% for the 2011 period compared to 1.57% the previous year, partially offset by an increase in the average balance of total interest-bearing liabilities of $620,000 for the 2011 period compared to the 2010 period.

Interest expense on deposits totaled $792,000, a decrease of $220,000, or 21.7%, compared to $1.0 million for the same period in the previous year.  The decrease was mainly due to a 31 basis point decrease in the weighted-average cost of deposits, to 0.98% for the 2011 period compared to 1.29% for the 2010 period, partially offset by an increase in the average balance of $9.6 million, or 3.1%, to $324.2 million for the period ending June 30, 2011.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest expense on other short-term borrowings totaled $5,000 for the three month period ended June 30, 2011, a $2,000 decrease over the same period in the previous year.  The weighted-average cost decreased 6 basis points to 0.33% and the average balance decreased $1.3 million, or 17.5%

Interest expense on Federal Home Loan Bank advances totaled $293,000 for the three month period ended June 30, 2011, a decrease of $123,000 compared to the expense of $416,000 for the 2010 period.  The decrease was mainly due to a decline in the weighted-average cost of 55 basis points to 3.18%, and a decrease of $7.7 million, or 17.3%, in the average balance of advances outstanding.  The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.  During December 2010, the Bank modified $8.5 million of FHLB advances to reduce the carrying cost and extend the maturity dates of those advances to take advantage of the current low interest rate environment.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $3.3 million for the three month period ended June 30, 2011, which remained relatively unchanged from the previous year’s three month period ended June 30, 2010.  The interest rate spread decreased only 1 basis point to 3.34% period over period.  Similarly, the net interest margin decreased 2 basis points to 3.40% for the three month period ended June 30, 2011.  The relatively equivalent rates can be attributed to management’s close monitoring of borrowings and pricing of existing products.  The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a $70,000 provision for loan losses for the three month period ended June 30, 2011, a decrease of $120,000 compared to the $190,000 provision for the three month period ended June 30, 2010.  The decrease was mainly due to lower average loan balances and an improvement in underlying economic factors. The provision for loan losses is based on management’s assessment of portfolio performance indicators, including the levels and trends in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, although these ratios trended lower in 2011 compared to 2010, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of June 30, 2011.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans decreased by

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

$51,000, or 10.4%, for the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010.  The decrease was due primarily to a decrease in the gain on sale of loans of $49,000, the absence of a gain on the sale of real estate acquired through foreclosure which totaled $14,000 for the same period in the previous year and a reduction in service fees, charges and other operating income of $11,000.  Trust income partially offset the above decreases with a $24,000 increase during the first quarter.

The decrease in service fees on deposit accounts was due to a decrease in overdraft and monthly statement fees as customers managed their deposit accounts to avoid such fees and the effect of an overall reduction in the level of economic activity in the Company’s market area.

Noninterest Expense

Noninterest expense increased by $261,000, or 9.5%, to $3.0 million for the three months ended June 30, 2011, compared to $2.7 million for the three months ended June 30, 2010.  The increase was primarily due to a $241,000 increase in provision for impairment on foreclosed assets held for sale, of which $187,000 was related to a single commercial real estate property, and an increase of $45,000 in salaries and employee benefits.  The large increase in the provision for impairment on foreclosed assets is related to the continued evaluation and appraisal of foreclosed property held by the Bank.  Federal deposit insurance premiums decreased by $37,000 due to lower assessment rates for the 2011 period compared to the 2010 period.

Federal Income Taxes

Federal income tax expense was $136,000 for the three month period ended June 30, 2011, a decrease of $54,000, or 28.4%, compared to the three month period ended June 30, 2010.  The decrease was primarily due to a $182,000 decrease in pretax income resulting from the factors discussed above.  The effective tax rate was 20.9% for the 2011 period compared to 22.8% for the 2010 period.  The decrease in the effective tax rate was mainly due to a slight increase in the proportion of tax exempt income generated by municipal securities and bank owned life insurance.

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

Index
Wayne Savings Bancshares, Inc.
 Part I

ITEM 3                 Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2011.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

Date:	August 8, 2011	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	August 8, 2011	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer