Form 10-Q
period 2011-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2011-11-09
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐                No  ☒
As of November 8, 2011, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index
 Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$7,122	$4,833
Interest-bearing demand deposits	5,100	3,438
Cash and cash equivalents	12,222	8,271

Available-for-sale securities	137,474	131,956
Held-to-maturity securities	564	591
Loans receivable – net of allowance for loan losses of $3,629 and $3,203 at September 30, 2011 and March 31, 2011, respectively	229,660	239,993
Premises and equipment	7,276	6,892
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	1,482	2,214
Accrued interest receivable	1,598	1,647
Bank-owned life insurance	7,129	7,003
Goodwill	1,719	1,719
Other intangible assets	242	287
Prepaid Federal Deposit Insurance Corporation premiums	940	1,087
Other assets	875	1,045
Prepaid federal income taxes	98	8
Total assets	$406,304	$407,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$70,927	$63,208
Savings and money market	104,786	105,086
Time	152,219	151,778
Total deposits	327,932	320,072

Other short-term borrowings	5,339	6,373
Federal Home Loan Bank advances	29,067	39,507
Accrued interest payable and other liabilities	2,575	2,646
Deferred federal income taxes	1,379	861
Total liabilities	366,292	369,459

Commitments and Contingencies	––	––

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	––	––
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,990	35,997
Retained earnings	16,301	15,828
Shares acquired by ESOP	(676)	(719)
Accumulated other comprehensive income, net of tax effects	2,529	1,305
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	40,012	38,279
Total liabilities and stockholders’ equity	$406,304	$407,738

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income
For the six and three months ended September 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans	$6,204	$6,763	$3,067	$3,329
Securities	2,268	2,430	1,091	1,214
Dividends on Federal Home Loan Bank stock and other	112	115	54	58
Total interest and dividend income	8,584	9,308	4,212	4,601

Interest Expense
Deposits	1,544	1,970	752	958
Other short-term borrowings	8	15	3	8
Federal Home Loan Bank advances	565	817	272	401
Total interest expense	2,117	2,802	1,027	1,367

Net Interest Income	6,467	6,506	3,185	3,234

Provision for Loan Losses	512	310	442	120

Net Interest Income After Provision for Loan Losses	5,955	6,196	2,743	3,114

Noninterest Income
Gain on loan sales	53	123	35	56
Gain on sale of foreclosed assets held for sale	8	14	8	14
Trust income	153	96	81	48
Earnings on bank-owned life insurance	119	116	62	58
Service fees, charges and other operating	642	630	348	325
Total noninterest income	975	979	534	487

Noninterest Expense
Salaries and employee benefits	3,139	3,012	1,570	1,488
Net occupancy and equipment expense	913	885	461	433
Federal deposit insurance premiums	162	245	77	123
Franchise taxes	187	173	93	86
Provision for impairment on foreclosed assets held for sale	510	76	223	30
Amortization of intangible assets	45	46	22	23
Other	998	1,018	506	531
Total noninterest expense	5,954	5,455	2,952	2,714

Income Before Federal Income Taxes	976	1,720	325	887

Provision for Federal Income Taxes	152	403	16	213

Net Income	$824	$1,317	$309	$674

Basic Earnings Per Share	$0.28	$0.45	$0.10	$0.23

Diluted Earnings Per Share	$0.28	$0.45	$0.10	$0.23

Dividends Per Share	$0.12	$0.12	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the six and three months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	Six months		Three months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$824	$1,317	$309	$674
Other comprehensive income:
Unrealized holding gains on securities, net of related taxes of $631, $366, $185 and $110 during the respective periods	1,224	711	360	214
Comprehensive income	$2,048	$2,028	$669	$888
Accumulated other comprehensive income	$2,529	$2,301	$2,529	$2,301

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Operating Activities
Net income	$824	$1,317
Items not requiring (providing) cash
Depreciation and amortization	271	271
Provision for loan losses	512	310
Amortization of premiums and discounts on securities – net	684	399
Amortization of mortgage servicing rights	21	19
Amortization of deferred loan origination fees	(32)	(36)
Amortization of intangible assets	45	46
Increase in value of bank owned life insurance	(126)	(124)
Amortization expense of stock benefit plan	36	36
Provision for impairment on foreclosed assets held for sale	510	76
Gain on sale of foreclosed assets held for sale	(8)	(14)
Net gain on sale of loans	(53)	(123)
Proceeds from sale of loans in secondary market	1,163	2,972
Origination of loans for sale in the secondary market	(1,110)	(2,849)
Deferred income taxes	(112)	(99)
Changes in
Accrued interest receivable	49	75
Other assets	59	(291)
Prepaid federal deposit insurance premiums	147	—
Interest payable and other liabilities	(28)	20
Net cash provided by operating activities	2,852	2,005

Investing Activities
Purchase of available-for-sale securities	(22,564)	(30,569)
Proceeds from maturities of available-for-sale securities	18,217	19,859
Proceeds from maturities of held-to-maturity securities	26	76
Net change in loans	9,334	6,600
Purchase of premises and equipment	(655)	(60)
Proceeds from the sale of foreclosed assets	749	633
Net cash provided by (used in) investing activities	5,107	(3,461)

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Financing Activities
Net change in deposits	$7,860	$3,039
Net change in other short-term borrowings	(1,034)	(433)
Proceeds from Federal Home Loan Bank advances	—	10,250
Repayments of Federal Home Loan Bank advances	(10,440)	(10,250)
Advances by borrowers for taxes and insurance	(43)	(10)
Cash dividends paid	(351)	(351)
Net cash provided by (used in) by financing activities	(4,008)	2,245

Increase in Cash and Cash Equivalents	3,951	789

Cash and Cash equivalents, Beginning of period	8,271	9,875

Cash and Cash equivalents, End of period	$12,222	$10,664

Supplemental Cash Flows Information Cash Paid For:
Interest on deposits and borrowings	$2,142	$2,847

Federal Income Taxes	$355	$345

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$455	$345

Unrealized gains on securities designated as available-for-sale,
net of related tax effects	$1,224	$711

Dividends payable	$180	$180

See accompanying notes to condensed consolidated financial statements.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and six months ended September 30, 2011 and 2010, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended March 31, 2011.  Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included.  The results of operations for the three and six months ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.  The condensed consolidated balance sheet of the Company as of March 31, 2011, has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the six months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding (basic)	2,930,075	2,921,174	2,930,075	2,921,174
Dilutive effect of assumed exercise of stock options	––	––	––	––
Weighted-average common shares outstanding (diluted)	2,930,075	2,921,174	2,930,075	2,921,174

None of the outstanding options were included in the diluted earnings per share calculation for the three and six months ended September 30, 2011 and 2010, as the average fair value of the shares was less than the option exercise prices.

Note 4:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock.  As of September 30, 2011, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in fiscal 2014 unless otherwise exercised or forfeited.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10.  FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date.  Compensation cost is then recognized over the vesting period.  There were no options granted during the six months ended September 30, 2011 and 2010.  There was no compensation expense recognized for the stock option plan during the six months ended September 30, 2011 and 2010, as all options were fully vested prior to these periods.

A summary of the status of the Company’s stock option plan as of and for the six months ended September 30, 2011, and for the years ended March 31, 2011 and 2010, is presented below:

	Six months ended September 30,		Year ended March 31,
	2011		2011		2010
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	83,816	$13.95	94,020	$13.95	94,020	$13.95
Granted	––	––	––	––	––	––
Exercised	––	––	––	––	––	––
Forfeited	(20,408)	13,.95	(10,204)	13.95	—	—

Outstanding at end of period	63,408	$13.95	83,816	$13.95	94,020	$13.95

Options exercisable at period-end	63,408	$13.95	83,816	$13.95	94,020	$13.95

The following information applies to options outstanding at September 30, 2011:

Number outstanding	63,408
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	2.50 years

Note 5:	Regulatory Matters

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Following the dissolution of the OTS on July 21, 2011, the Bank must give notice to the Federal Reserve Bank of Cleveland prior to declaring a dividend to the Company and is subject to existing regulatory guidance where, in general, a dividend is permissible without regulatory approval if the institution is considered to be “well capitalized” and the dividend does not exceed current year to date net income plus the change in retained earnings for the previous two calendar years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined).  As of September 30, 2011, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2011, based on the computations for the Thrift Financial Report (TFR) the Bank is classified as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since September 30, 2011 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of September 30, 2011 and March 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011
Tangible capital	$34,700	8.7%	$6,006	1.5%	$20,021	5.0%
Core capital	34,700	8.7	16,016	4.0	24,025	6.0
Risk-based capital	37,613	16.1	18,645	8.0	23,307	10.0

As of March 31, 2011
Tangible capital	$34,051	8.4%	$6,053	1.5%	$20,176	5.0%
Core capital	34,051	8.4	16,141	4.0	24,212	6.0
Risk-based capital	35,888	15.1	19,023	8.0	23,779	10.0

Note 6:	Recent Accounting Developments

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

FASB Accounting Standards Update (ASU) 2011-02 “Receivables:  A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (Topic 310), issued on April 5, 2011, concerns the clarification of the accounting principles applied to loan modification and addresses the recording of an impairment loss.  The guidance is effective for fiscal quarters and years beginning after June 15, 2011 (July 1, 2011 for the Company).  The adoption of FASB ASU 2011-02 did not have a material effect on the Company’s financial condition or results of operations.

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

FASB Accounting Standards Update (ASU) 2011-08 Intangibles – Goodwill and Other” (Topic 350),  issued on September 15, 2011, concerns the cost and complexity of performing the first step of the two step goodwill impairment test.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the original ASU topic 350.    The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company).  Early adoption is permitted.  The adoption of FASB ASU 2011-08 is not expected to have a material effect on the Company’s financial condition or results of operations.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 7:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2011:
U.S. government agencies	$1,687	$48	$1	$1,734
Mortgage-backed securities of government sponsored entities	104,905	3,238	88	108,055
Private-label collateralized mortgage obligations	1,950	56	—	2,006
State and political subdivisions	24,449	1,257	27	25,679

Totals	$132,991	$4,599	$116	$137,474

March 31, 2011:
U.S. government agencies	$1,938	$71	$1	$2,008
Mortgage-backed securities of government sponsored entities	99,779	2,597	118	102,258
Private-label collateralized mortgage obligations	2,282	56	—	2,338
State and political subdivisions	25,330	350	328	25,352

Totals	$129,329	$3,074	$447	$131,956

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2011:
U.S. government agencies	$148	$––	$1	$147
Mortgage-backed securities of government sponsored entities	402	14	––	416
State and political subdivisions	14	1	––	15

	$564	$15	$1	$578

March 31, 2011:
U.S. government agencies	$153	$––	$1	$152
Mortgage-backed securities of government sponsored entities	417	12	––	429
State and political subdivisions	21	1	––	22

	$591	$13	$1	$603

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2011 by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$1,516	$1,563	$14	$15
One to five years	1,258	1,291	—	—
Five to ten years	7,475	7,932	––	––
After ten years	15,887	16,627	148	147

	26,136	27,413	162	162

Mortgage-backed securities of government sponsored entities	104,905	108,055	402	416
Private-label collateralized mortgage obligations	1,950	2,006	—	—

Totals	$132,991	$137,474	$564	$578

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $52.1 million and $55.7 million at September 30, 2011 and March 31, 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The total fair value of these investments at September 30, 2011 and March 31, 2011, was $13.4 million and $28.6 million, which represented approximately 10% and 22%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio.  These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at September 30, 2011.

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$318	$2	$318	$2
Mortgage-backed securities of government sponsored entities	11,713	88	—	—	11,713	88
State and political subdivisions	—	—	1,323	27	1,323	27
Total temporarily impaired securities	$11,713	$88	$1,641	$29	$13,354	$117

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$329	$2	$329	$2
Mortgage-backed securities of government sponsored entities	17,150	118	—	—	17,150	118
State and political subdivisions	10,403	304	761	24	11,164	328
Total temporarily impaired securities	$27,553	$422	$1,090	$26	$28,643	$448

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Fair Value Measurements

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and March 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011
U.S. government agencies	$1,734	$––	$1,734	$––
Mortgage-backed securities of government sponsored entities	108,055	––	108,055	––
Private-label collateralized mortgage obligations	2,006	—	2,006	—
State and political subdivisions	25,679	––	25,679	––

March 31, 2011
U.S. government agencies	$2,008	$––	$2,008	$––
Mortgage-backed securities of government sponsored entities	102,258	––	102,258	––
Private-label collateralized mortgage obligations	2,338	—	2,338	—
State and political subdivisions	25,352	––	25,352	––

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and March 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

September 30, 2011
Impaired loans	$1,810	$––	$––	$1,810
Foreclosed assets	1,389	––	––	1,389

March 31, 2011
Impaired loans	$4,766	$––	$––	$4,766
Foreclosed assets	1,710	––	––	1,710

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

	September 30, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$12,222	$12,222	$8,271	$8,271
Available-for-sale securities	137,474	137,474	131,956	131,956
Held-to-maturity securities	564	578	591	603
Loans, net of allowance for loan losses	229,660	237,172	239,993	244,500
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,598	1,598	1,647	1,647

Financial liabilities
Deposits	327,932	327,201	320,072	313,888
Other short-term borrowings	5,339	5,339	6,373	6,373
Federal Home Loan Bank advances	29,067	30,228	39,507	40,215
Advances from borrowers for taxes and insurance	516	516	559	559
Interest payable	98	98	123	123

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  Fair values of commitments were not material at September 30, 2011 and March 31, 2011.

Note 9:	Credit Quality of Loans and the Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2011 and March 31, 2011:

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

September 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated		Total
Quarterly	(In thousands)
Allowance for loan losses: Balance, June 30,2011	$1,076	$1,840	$295	$10		$—	$3,221
Provision charged to expense	(53)	487	8	—		—	442
Losses charged off	(34)	—	—	—		—	(34)
Recoveries	—	—	—	—		—	—
Balance, September 30, 2011	$989	$2,327	$303	$10	$		$3,629
Six months year to date
Balance, March 31, 2011	$1,073	$1,967	$158	$5		$—	$3,203
Provision charged to expense	2	360	145	5		—	512
Losses charged off	(87)	—	—	—		—	(87)
Recoveries	1	—	—	—		—	1
Balance, September 30, 2011	$989	$2,327	$303	$10	$		$3,629
Ending balance: individually evaluated for impairment	$186	$1,703	$196	$—		$—	$2,085
Ending balance: collectively evaluated for impairment	$803	$624	$107	$10		$—	$1,544

Loans:
Ending balance	$154,979	$68,540	$8,954	$2,288			$234,761
Ending balance: individually evaluated for impairment	$3,498	$6,858	$238	$—			$10,594
Ending balance: collectively evaluated for impairment	$153,061	$61,682	$8,716	$2,288			$225,747

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,140	$1,469	$209	$8	$—	$2,826
Provision charged to expense	37	488	30	(3)	—	552
Losses charged off	(112)	(5)	(81)	(1)		(199)
Recoveries	8	15	—	1	—	24
Balance, end of year	$1,073	$1,967	$158	$5	$—	$3,203
Ending balance: individually evaluated for impairment	$149	$1,158	$59	$—	$—	$1,366
Ending balance: collectively evaluated for impairment	$924	$809	$99	$5	$—	$1,837
Loans:
Ending balance	$162,435	$70,976	$8,204	$2,414		$244,029
Ending balance: individually evaluated for impairment	$3,183	$6,017	$123	$—		$9,323
Ending balance: collectively evaluated for impairment	$159,252	$64,959	$8,081	$2,414		$234,706

Total loans in the above tables do not include deferred loan origination fees of $395,000 and $420,000 or loans in process of $1.1 million  and  $402,000 for September 30, 2011 and March 31, 2011, respectively.

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2011 and March 31, 2011:

September 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$149,363	$58,192	$8,590	$2,285
Special Mention (Risk 5)	431	3,490	126	—
Substandard (Risk 6)	5,185	6,858	238	3

Total	$154,979	$68,540	$8,954	$2,288

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$156,866	$58,341	$7,917	$2,391
Special Mention (Risk 5)	834	6,601	164	—
Substandard (Risk 6)	4,735	6,034	123	23

Total	$162,435	$70,976	$8,204	$2,414

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

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2011 and  March 31, 2011:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$193	$411	$972	$1,576	$153,403	$154,979	$—
All other mortgage loans	45	511	1,899	2,455	66,085	68,540	—
Commercial business loans	23	38	35	96	8,858	8,954	—
Consumer loans	10	10	16	36	2,252	2,288	—

Total	$271	$970	$2,922	$4,163	$230,598	$234,761	$—

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,306	$113	$1,782	$3,201	$159,234	$162,435	$—
All other mortgage loans	888	—	1,386	2,274	68,702	70,976	—
Commercial business loans	—	90	—	90	8,114	8,204	—
Consumer loans	—	—	20	20	2,394	2,414	—

Total	$2,194	$203	$3,188	$5,585	$238,444	$244,029	$—

Non-accrual loans were comprised of the following at:

	September 30, 2011	March 31, 2011
	Nonaccrual
	(In thousands)

One-to-four family residential loans	$2,770	$2,739
All other mortgage loans	3,158	2,362
Commercial business loans	237	33
Consumer loans	3	23

Total	$6,168	$5,157

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Information with respect to the Company’s impaired loans at September 30, 2011 and March 31, 2011 is presented below:

September 30, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	QTD Average Investment in Impaired Loans	YTD Average Investment in Impaired Loans	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$3,003	$3,003	$—	$2,945	$3,280	$22	$50
All other mortgage loans	1,777	1,777	—	1,922	2,191	29	34

Loans with a specific valuation allowance
One-to-four family residential loans	494	494	186	382	573	13	18
All other mortgage loans	5,082	5,082	1,703	5,047	5,265	5	54
Commercial business loans	238	238	196	221	583	—	—

Total:
One-to-four family residential loans	$3,497	$3,497	$186	$3,327	$3,853	$35	$68
All other mortgage loans	6,859	6,859	1,703	6,969	7,456	34	88
Commercial business loans	238	238	196	221	583	—	—
	$10,594	$10,594	$2,085	$10,517	$11,892	$69	$156

Index
Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

March 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$2,319	$2,319	$—	$1,781	$91
All other mortgage loans	919	919	—	839	38

Loans with a specific valuation allowance
One-to-four family residential loans	863	863	149	505	7
All other mortgage loans	5,099	5,099	1,158	3,503	128
Commercial business loans	123	123	59	131	6

Total:
One-to-four family residential loans	$3,182	$3,182	$149	$2,286	$98
All other mortgage loans	6,018	6,018	1,158	4,342	166
Commercial business loans	123	123	59	131	6
	$9,323	$9,323	$1,366	$6,759	$270

	Quarter-to-Date			Year-to-Date
September 30, 2011	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
Troubled Debt Restructurings	(dollars in thousands)

One-to-four family residential loans	1	$141	$141	1	$141	$141
All other mortgage loans	—	—	—	1	323	323
Commercial business loans	1	42	42	2	179	179

All the above TDR classifications occurred due to an effective interest rate below the market interest rate of similar debt.  Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation.

There were no TDR classifications which defaulted during the three and six month period ended September 30, 2011.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 (the ASU), the Company reassessed all restructurings occurring on or after the beginning of its current fiscal year (April 1, 2011) for identification of TDRs.  The Company identified no additional TDRs for which an allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company is engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon.

These initiatives include the development of a comprehensive marketing and sales program to increase top line revenue of the company through loans and fee income generating activities, a comprehensive review of the branch facilities and staff to identify opportunities for cost effective reductions to improve operational efficiency, evaluation of alternative approaches for the delivery of trust services to ensure profitable operation of the department and evaluation of information technology solutions to improve internal efficiency and customer service.

In addition, the Board of Directors has established the position of Chief Risk Officer, with responsibility for the development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

Discussion of Financial Condition Changes from March 31, 2011 to September 30, 2011

At September 30, 2011, the Company had total assets of $406.3 million, a decrease of $1.4 million, or 0.4%, from total assets at March 31, 2011.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, increased by $9.5 million, or 6.8%, to $149.7 million at September 30, 2011 compared to $140.2 million at March 31, 2011.  The increase was primarily due to an increase of $4.0 million in cash and cash equivalents and an increase in available-for-sale securities of $5.5 million, or 4.2%.  These increases were in turn due to regular payments and “prepayments” on loans that reduced the loan portfolio and an increase in deposit balances due to customer preferences for insured deposit accounts over other investment alternatives.  Increased payments on loans, also known as “prepayments,” occur in low interest rate environments where borrowers can exercise an option to refinance existing loans either with or without a prepayment penalty.  Similarly, low interest rates induce depositors to select liquid types of accounts over time deposits and other investment alternatives.

Total securities increased by $5.5 million, or 4.1%, during the six month period ended September 30, 2011.  The increase was primarily due to purchases of $22.6 million and an increase in the fair value of available-for-sale investment securities of $1.9 million, partially offset by maturities and principal repayments of $18.2 million and amortization of premiums of $684,000 for the year.  Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios and an increase in deposit balances as more fully described above.

Net loans receivable decreased by $10.3 million, or 4.3% at September 30, 2011 compared to March 31, 2011.  The Bank originated $18.7 million of loans, received payments of $29.1 million and originated and sold $1.1 million of 30-year fixed-rate mortgage loans into the secondary market. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

As part of an overall strategy to manage liquidity and interest rate risk, management has executed a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the accumulation of interest rate risk on the balance sheet and to keep the secondary market channel open as a backup source of liquidity.  Similarly, in order to further limit the accumulation of interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the origination and retention of long term fixed-rate residential mortgages.  To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide future cash flows to fund loan demand in future periods while also limiting the interest rate risk exposure of the Company.  Investments generally contribute to higher risk based capital ratios, compared to loans, as the investments the Company purchases are risk weighted less than the loan originations.  When loan volume accelerates, risk based capital will decline.

	September 30, 2011		March 31, 2011
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$154,979	66.02%	$162,435	66.57%
Residential construction loans	537	0.23	160	0.07
Multi-family residential	8,682	3.70	8,308	3.40
Non-residential real estate/land(2)	59,321	25.27	62,508	25.61
Total mortgage loans	223,579	95.22	233,411	95.65
Other loans:
Consumer loans(3)	2,288	0.97	2,414	0.99
Commercial business loans	8,954	3.81	8,204	3.36
Total other loans	11,242	4.78	10,618	4.35
Total loans before net items	234,761	100.00%	244,029	100.00%
Less:
Loans in process	1,077		413
Deferred loan origination fees	395		420
Allowance for loan losses	3,629		3,203
Total loans receivable, net	$229,660		$239,993
_____________________________

(1)
Includes loans collateralized by second mortgages in the aggregate amount of $15.8 million at both September 30, 2011 and  March 31, 2011.  Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.

(2)	Includes land loans of $2.8 million for both September 30, 2011 and March 31, 2011.
(3)	Includes second mortgage loans of $1.2 million and $988,000 for September 30, 2011 and March 31, 2011, respectively.

Foreclosed assets held for sale amounted to $1.5 million at September 30, 2011 and $2.2 million at March 31, 2011.  Activity during the year consisted of eight acquisitions totaling $455,000 and the capitalization of improvements totaling $64,000, offset by write downs (provisions for impairment on foreclosed assets held for sale) totaling $510,000 and sales of $620,000.  These write downs are reflected in the carrying values of foreclosed assets at the end of each period.  Despite the difficult real property markets in the Company’s market area, transactions continue to be executed.  Management has been actively working to maximize current net proceeds compared to estimates of expected future carrying costs and potential future values.  Total non-performing and impaired assets amounted to $13.8 million at September 30, 2011, compared to $13.2 million at March 31, 2011.

Deposits totaled $327.9 million at September 30, 2011, an increase of $7.9 million, or 2.5%, over $320.1 million at March 31, 2011.  Demand accounts increased by $7.7 million and time deposits increased by $441,000, partially offset by a $300,000 decrease in savings and money market accounts.  Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

 rates close to market benchmarks.  Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in secure products offered by the Bank.

Other short-term borrowings, in the form of recurring repurchase agreements with commercial customers of the Bank, declined $1.0 million over the six months to a balance of $5.3 million.  These customer repurchase agreements are offered by the Bank in order to retain customer funds and to afford commercial customers the opportunity to earn a return on a short term secured transaction.  Average balances are shown in the tables below and reflect no significant variation during the periods.  The interest rate paid on these borrowings was 0.15% for September 30, 2011 and 0.30% for March 31, 2011.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $29.1 million at September 30, 2011, and $39.5 million at March 31, 2011.  The Company uses advances from the FHLB for short term cash management purposes and to extend liability duration for interest rate risk management purposes.  Repricing risk associated with advances is mitigated through the laddering of advance maturities over time.  The weighted average cost of FHLB advances was 2.85% at September 30, 2011, compared to 3.15% at March 31, 2011.

Stockholders’ equity increased by $1.7 million, or 4.5%, during the six months ended September 30, 2011, mainly due to the addition of accumulated other comprehensive income of $1.2 million  and net income of $824,000, partially offset by declared dividends of $351,000.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2011 and 2010

General

Net income for the three months ended September 30, 2011 totaled $309,000, a decrease of $365,000, or 54.2%, compared to $674,000 for the three month period ended September 30, 2010.  The decrease in net income was primarily due to an increase of $322,000 in provision for loan losses, an increase of $193,000 in provision for impairment on foreclosed assets held for sale and a $49,000 decrease in net interest income partially offset  by a $197,000 decrease in tax expense.

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

	For the three months ended September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$232,467	$3,067	5.28%	$241,765	$3,329	5.51%
Investment securities(2)	139,498	1,091	3.13	129,805	1,214	3.74
Interest-earning deposits(3)	16,616	54	1.30	13,543	58	1.71
Total interest-earning assets	388,581	4,212	4.34	385,113	4,601	4.78
Noninterest-earning assets	23,818			25,208

Total assets	$412,399			$410,321

Interest-bearing liabilities:
Deposits	$328,638	$752	0.92%	$315,966	$958	1.21%
Other short-term borrowings	5,904	3	0.20	7,485	8	0.43
Borrowings	34,298	272	3.17	44,075	401	3.64
Total interest-bearing liabilities	368,840	1,027	1.11	367,526	1,367	1.49

Noninterest bearing liabilities	3,653			4,145
Total liabilities	372,493			371,671
Stockholders’ equity	39,906			38,650
Total liabilities and stockholders’ equity	$412,399			$410,321
Net interest income		$3,185			$3,234
Interest rate spread(4)			3.23%			3.29%
Net yield on interest-earning assets(5)			3.28%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.35%			104.79%

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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $389,000 or 8.5%, to $4.2 million for the three months ended September 30, 2011, compared to the same period in 2010.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.34% in the 2011 period from 4.78% for the 2010 period, partially offset by an increase of $3.5 million in the average balance of interest-earning assets outstanding to $388.6 million for the 2011 period compared to an average balance of $385.1 million for the 2010 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2010 period to the 2011 period through interest rate resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $262,000, or 7.9%, for the three month period ended September 30, 2011, compared to the same period in 2010, due to a decrease in the average balance of loans outstanding of $9.3 million and a reduction of 23bps in the portfolio yield.  The yield on the loan portfolio decreased from 5.51% for the three months ended September 30, 2010 to 5.28% for the three months ended September 30, 2011, again due to reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates.  The average balance of loans outstanding decreased $9.3 million, or 3.8%, to $232.5 million for the 2011 period compared to $241.8 million for the 2010 period.  Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2011.

Interest income on securities decreased by $123,000, or 10.1%, during the three months ended September 30, 2011, compared to the same period in 2010.  This decrease was due primarily to a decrease of 61 basis points in the weighted-average rate to 3.13% for the 2011 period, compared to 3.74% for the 2010 period, partially offset by an increase in the average balance of $9.7 million, or 7.5%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income decreased by $4,000 to $54,000 for the three month period ended September 30, 2011 compared to the 2010 period.   The decrease can be attributed to the decrease in the weighted-average yield of 41 basis points to 1.30% as a result of reductions in short term market interest rates.  The decrease in the weighted average yield was offset by an increase in weighted average balances of $3.1 million.

Interest Expense

Interest expense totaled $1.0 million for the three month period ended September 30, 2011, a decrease of $340,000, or 24.9%, compared to $1.4 million for the three month period ended September 30, 2010.  The decrease was mainly due to a 38 basis point decrease in the weighted-average cost of funds to 1.11% for the 2011 period compared to 1.49% the previous year, partially offset by an increase in the average balance of total interest-bearing liabilities of $1.3 million for the 2011 period compared to the 2010 period.

Interest expense on deposits totaled $752,000, a decrease of $206,000, or 21.5%, compared to $958,000 for the same period in the previous year.  The decrease was mainly due to a 29 basis point decrease in the

Index
Wayne Savings Bancshares, Inc.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

weighted-average cost of deposits, to 0.92% for the 2011 period compared to 1.21% for the 2010 period, partially offset by an increase in the average balance of $12.7 million, or 4.0%, to $328.6 million for the period ending September 30, 2011.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $3,000 for the three month period ended September 30, 2011, a $5,000 decrease over the same period in the previous year.  The weighted-average cost decreased 23 basis points to 0.20% and the average balance decreased $1.6 million, or 21.1%

Interest expense on Federal Home Loan Bank advances totaled $272,000 for the three month period ended September 30, 2011, a decrease of $129,000 compared to the expense of $401,000 for the 2010 period.  The decrease was mainly due to a decline of $9.8 million, or 22.2%, in the average balance outstanding along with a decrease in the weighted-average cost of 47 basis points to 3.17%.  The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.  During December 2010, the Bank modified $8.5 million of FHLB advances to reduce the carrying cost and extend the maturity dates of those advances to take advantage of the interest rate environment at that time.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $3.2 million for the three month period ended September 30, 2011, a decrease of $49,000, or 1.5%, from the three month period ended September 30, 2010.  The interest rate spread decreased 7 basis point to 3.22% for the 2011 period  compared to the 2010 period.  Similarly, the net interest margin decreased 8 basis points to 3.28% for the three month period ended September 30, 2011.  The relatively equivalent rates can be attributed to management’s close monitoring of borrowed funds balances and pricing of existing loan and deposit products.  The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a $442,000 provision for loan losses for the three month period ended September 30, 2011, an increase of $322,000 compared to the $120,000 provision for the three month period ended September 30, 2010.  The increase was mainly due to an additional allocated  allowance required for an updated appraisal on a single commercial real estate property . The provision for loan losses is based on management’s assessment of portfolio performance indicators, including the levels and trends in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, although these ratios trended lower in 2011 compared to 2010, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2011.

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans increased by $47,000, or 9.7%, for the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010.  The increase was due primarily to increased trust income of $33,000 and a $23,000 increase in other service fees, charges and other operating income from increased fee income related to sales of non-deposit investment products.  These increased income levels were mainly due to non-recurring fee items.  These increases were partially offset by a decrease in the gain on sale of loans of $21,000.

The increase in service fees on deposit accounts was due to a non-recurring increase in annuity fee sales offset by reduced overdraft and monthly statement fees as customers managed their deposit accounts to avoid such fees and the effect of an overall reduction in the level of economic activity in the Company’s market area.

Noninterest Expense

Noninterest expense increased by $238,000, or 8.8%, to $3.0 million for the three months ended September 30, 2011, compared to $2.7 million for the three months ended September 30, 2010.  The increase was primarily due to a $193,000 increase in provision for impairment on foreclosed assets held for sale, of which $150,000 was related to a single commercial real estate property, and an increase of $82,000 in salaries and employee benefits.  The large increase in the provision for impairment on foreclosed assets is related to the continued evaluation and appraisal of foreclosed property held by the Bank.  Salaries and employee benefits increased mainly due to merit increases and increased commission based compensation year over year.  Federal deposit insurance premiums decreased by $46,000 due to lower assessment rates for the 2011 period compared to the 2010 period.

Federal Income Taxes

Federal income tax expense was $16,000 for the three month period ended September 30, 2011, a decrease of $197,000 compared to the three month period ended September 30, 2010.  The decrease was primarily due to a $562,000 decrease in pretax income resulting from the factors discussed above.  The effective tax rate was 4.9% for the 2011 period compared to 24.0% for the 2010 period.  The decrease in the effective tax rate was mainly due to an increase in the proportion of tax exempt income generated by municipal securities and bank owned life insurance to total income.

Comparison of Operating Results for the Six Month Periods Ended September 30, 2011 and 2010

General

Net income for the six months ended September 30, 2011 totaled $824,000, a decrease of $493,000, or 37.4%, compared to $1.3 million for the six month period ended September 30, 2010.  The decrease in net income was primarily due to an increase of $434,000 in provision for impairment on foreclosed assets held

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

for sale, a $202,000 increase in provision for loan losses and a $127,000 increase in salaries and employee benefits offset  by a $251,000 decrease in tax expense.

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

	For the six months ended September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$235,294	$6,204	5.27%	$246,620	$6,763	5.48%
Investment securities(2)	136,435	2,268	3.32	126,915	2,430	3.83
Interest-earning deposits(3)	15,390	112	1.46	13,447	115	1.71
Total interest-earning assets	387,119	8,584	4.43	386,982	9,308	4.81
Noninterest-earning assets	24,025			22,275

Total assets	$411,144			$409,257

Interest-bearing liabilities:
Deposits	$326,426	$1,544	0.95%	$315,272	$1,970	1.25%
Other short-term borrowings	5,949	8	0.27	7,377	15	0.41
Borrowings	35,572	565	3.18	44,330	817	3.69
Total interest-bearing liabilities	367,947	2,117	1.15	366,979	2,802	1.53

Noninterest bearing liabilities	3,624			4,153
Total liabilities	371,571			371,132
Stockholders’ equity	39,573			38,125
Total liabilities and stockholders’ equity	$411,144			$409,257
Net interest income		$6,467			$6,506
Interest rate spread(4)			3.28%			3.28%
Net yield on interest-earning assets(5)			3.34%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.21%			105.45%
__________________________________
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

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Interest Income

Interest income decreased by $724,000 or 7.8%, to $8.6 million for the six months ended September 30, 2011, compared to the same period in 2010.  The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.43% in the 2011 period from 4.81% for the 2010 period, partially offset by an increase of $137,000 in the average balance of interest-earning assets outstanding to $387.1 million for the 2011 period compared to an average balance of $387.0 million for the 2010 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2010 period to the 2011 period through resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $559,000, or 8.3%, for the six month period ended September 30, 2011, compared to the same period in 2010, due to a decrease in the average balance of loans outstanding of $11.3 million coupled with a reduction of 21bps in the portfolio yield.  The yield on the loan portfolio decreased from 5.48% for the six months ended September 30, 2010 to 5.27% for the six months ended September 30, 2011, again due to reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates.  The average balance of loans outstanding decreased $11.3 million, or 4.6%, to $235.3 million for the 2011 period compared to $246.6 million for the 2010 period.  Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2011.

Interest income on securities decreased by $162,000, or 6.7%, during the six months ended September 30, 2011, compared to the same period in 2010.  This decrease was due primarily to a decrease of 51 basis points in the weighted-average rate to 3.32% for the 2011 period, compared to 3.83% for the 2010 period, partially offset by an increase in the average balance of $9.5 million, or 7.5%.  As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income decreased by $3,000 to $112,000 for the six month period ended September 30, 2011 compared to the 2010 period.   The decrease can be attributed to the decrease in the weighted-average yield of 25 basis points to 1.46% as a result of reductions in short term market interest rates.  The decrease in the weighted average yield was offset by an increase in weighted average balances of $1.9 million.

Interest Expense

Interest expense totaled $2.1 million for the six month period ended September 30, 2011, a decrease of $685,000, or 24.4%, compared to $2.8 million for the six month period ended September 30, 2010.  The decrease was mainly due to a 38 basis point decrease in the weighted-average cost of funds to 1.15% for the 2011 period compared to 1.53% the previous year, partially offset by an increase in the average balance of total interest-bearing liabilities of $968,000 for the 2011 period compared to the 2010 period.

Interest expense on deposits totaled $1.5 million a decrease of $426,000, or 21.6%, compared to $2.0 million for the same period in the previous year.  The decrease was mainly due to a 30 basis point decrease in the weighted-average cost of deposits, to 0.95% for the 2011 period compared to 1.25% for the 2010

Index
Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

period, partially offset by an increase in the average balance of $11.2 million, or 3.5%, to $326.4 million for the period ending September 30, 2011.  The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $8,000 for the six month period ended September 30, 2011, a $7,000 decrease over the same period in the previous year.  The weighted-average cost decreased 14 basis points to 0.27% and the average balance decreased $1.4 million, or 19.4%

Interest expense on Federal Home Loan Bank advances totaled $565,000 for the six month period ended September 30, 2011, a decrease of $252,000 compared to the expense of $817,000 for the 2010 period.  The decrease was mainly due to a decline in the weighted-average cost of 51 basis points to 3.18%, and a decrease of $8.8 million, or 19.8%, in the average balance of advances outstanding.  The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.  During December 2010, the Bank modified $8.5 million of FHLB advances to reduce the carrying cost and extend the maturity dates of those advances to take advantage of the current low interest rate environment.  Management will continue to reserve FHLB borrowing capacity as a possible substitute for higher cost retail deposits and as a means of extending liability duration to manage interest rate risk on the balance sheet.

Net Interest Income

Net interest income totaled $6.5 million for the six month period ended September 30, 2011, which decreased $39,000, or 0.6%, from the previous year’s six month period ended September 30, 2010.  The interest rate spread remained at 3.28% for both periods.  The net interest margin decreased 2 basis points to 3.34% for the six month period ended September 30, 2011.  The relatively equivalent rates can be attributed to management’s close monitoring of borrowings and pricing of existing products.  The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a $512,000 provision for loan losses for the six month period ended September 30, 2011, an increase of $202,000 compared to the $310,000 provision for the six month period ended September 30, 2010.  The increase was mainly due to an additional allocated  allowance required for an updated appraisal on a single commercial real estate property . The provision for loan losses is based on management’s assessment of portfolio performance indicators, including the levels and trends in delinquent loans, non-performing loans and charge-offs, and economic conditions in the Company’s market area, characterized by continuing high levels of unemployment and foreclosure activity, although these ratios trended lower in 2011 compared to 2010, partially offset by a decrease in the size of the loan portfolio.  To the best of management’s knowledge, all known and inherent losses that are probable and which can be reasonably estimated have been recorded as of September 30, 2011.

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income, gain on sale of foreclosed assets and gain on the sale of loans declined by

Index
Wayne Savings Bancshares, Inc.

 Part I

$4,000 for the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010.  The decrease was due primarily to a decrease in the gain on sale of loans of $70,000, partially offset by increased trust income of $57,000 coupled with a $12,000 increase in other service fees, charges and other operating income related to sales of non-deposit investment products.  The trust income increased levels was mainly due to non-recurring fee items.

The increase in service fees on deposit accounts was due to a non-recurring increase in the volume of fee income related to sales of non-deposit investment products offset by reduced overdraft and monthly statement fees as customers managed their deposit accounts to avoid such fees and the effect of an overall reduction in the level of economic activity in the Company’s market area.

Noninterest Expense

Noninterest expense increased by $499,000, or 9.2%, to $6.0 million for the six months ended September 30, 2011, compared to $5.5 million for the six months ended September 30, 2010.  The increase was primarily due to a $434,000 increase in provision for impairment on foreclosed assets held for sale, of which $337,000 was related to a single commercial real estate property, and an increase of $127,000 in salaries and employee benefits mainly due to merit increases year to year.  The large increase in the provision for impairment on foreclosed assets is related to the continued evaluation and appraisal of foreclosed property held by the Bank.  Federal deposit insurance premiums decreased by $83,000 due to lower assessment rates for the 2011 period compared to the 2010 period.

Federal Income Taxes

Federal income tax expense was $152,000 for the six month period ended September 30, 2011, a decrease of $251,000 compared to the six month period ended September 30, 2010.  The decrease was primarily due to a $744,000 decrease in pretax income resulting from the factors discussed above.  The effective tax rate was 15.6% for the 2011 period compared to 23.4% for the 2010 period.  The decrease in the effective tax rate was mainly due to an increase in the proportion of tax exempt income generated by municipal securities and bank owned life insurance to total income.

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

Index
Wayne Savings Bancshares, Inc.

 Part I

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
Not applicable.

Index
Wayne Savings Bancshares, Inc.
PART II

ITEM 6.                      Exhibits

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-101	Interactive financial data (XBRL)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2011	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	November 9, 2011	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer