Form 10-K
period 2011-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2012-03-23
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer  ☐ Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 22, 2012, the latest practicable date, there were 3,004,113 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 30, 2011, as reported on the Nasdaq Global Market, was approximately $22.1 million.

Wayne Savings Bancshares, Inc.

Form 10-K

For the Nine Months Period Ended December 31, 2011

PART I

ITEM 1.	Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary holding company for Wayne Savings Community Bank (the “Bank”). The only significant asset of the Company is its investment in the Bank. The Bank conducts its business from eleven full-service locations. The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767. At December 31, 2011, the Company had total assets of $410.1 million, total deposits of $333.8 million, and stockholders’ equity of $39.7 million, or 9.7% of total assets.

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

In 2005, the Company began a strategic initiative to diversify the composition of its balance sheet by placing an increased emphasis on commercial lending. The primary objective was to reallocate financial resources away from long duration residential mortgage loans and low yielding mortgage securities while maintaining a relatively low risk profile with a sustainable income stream. However, the Company has experienced repayments of approximately $1.2 million more than originations in non-residential real estate and commercial business loans during the most recent five fiscal periods. Mortgage refinancings caused by the low interest rate environment entirely offset the growth of commercial business loans collateralized by residential properties causing a $2.3 million decrease in one-to-four family residential mortgage loans from $155.4 million, or 62.9% of the total loan portfolio at March 31, 2008, to $153.1 million, or 64.3% of the total loan portfolio, at December 31, 2011. Over the previous five fiscal periods, commercial lending collateralized by one-to-four family properties increased $5.2 million. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans. The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross-sell its varied product offerings. This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities. Growth in the loan portfolio peaked during fiscal 2009. Loan demand decreased during the fiscal period ended December 31, 2011, resulting in a decline in the loan portfolio and a corresponding increase in cash and cash equivalents.

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio. Wooster is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of such nationally known companies like The J.M. Smucker Company, Worthington Industries/The Gertsenslager Company, and the Wooster Brush Company. It is also the home of many industrial plants, including LuK GmbH & Co. KG, International Paper Company, Morton Salt and Frito-Lay, Inc. The City of Wooster is a developing regional medical center, with a successful city-owned hospital and significant commitment by the world renowned Cleveland Clinic as they have established new state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 2,000 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron. Wayne Savings operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in both Rittman and Creston.

Ashland County, which is located due west of Wayne County, also has a diverse economic base. In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items. Ashland is also the home of Ashland University, which was founded in 1878 and serves 6,000 students. The City of Ashland is the county seat and the location of two of the Bank’s branch offices.

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

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less. At December 31, 2011, approximately $106.2 million, or 30.9%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties. One-to-four family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments. In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the March and December 2011 fiscal periods, the Company sold $2.5 million and $4.0 million, respectively, of fixed rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers. The Company retains servicing on its sold mortgage loans. The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base. The Company has four experienced commercial lenders to manage this portfolio. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Overall, commercial business loans increased to $10.5 million at December 31, 2011, as compared to $8.8 million at March 31, 2008, nonresidential real estate and land loans decreased from $65.8 million, or 26.6%, of the total loan portfolio at March 31, 2008, to $62.9 million, or 26.4%, of the total loan portfolio at December 31, 2011.

Analysis of Loan Portfolio. Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	December 31,		At March 31
	2011		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$153,064	64.30%	$162,435	66.57%	$159,140	62.96%	$159,257	61.32%	$155,363	62.90%
Residential construction loans	753	0.32	160	0.07	2,098	0.83	1,587	0.61	1,637	0.66
Multi-family residential	8,589	3.61	8,308	3.40	9,011	3.56	8,970	3.45	9,293	3.76
Non-residential real estate/land(2)	62,864	26.40	62,508	25.61	70,167	27.76	75,521	29.08	65,789	26.63
Total mortgage loans	225,270	94.63	233,411	95.65	240,416	95.11	245,335	94.46	232,082	93.95
Other loans:
Consumer loans(3)	2,257	0.95	2,414	0.99	3,402	1.35	4,912	1.89	6,126	2.48
Commercial business loans	10,526	4.42	8,204	3.36	8,942	3.54	9,469	3.65	8,830	3.57
Total other loans	12,783	5.37	10,618	4.35	12,344	4.89	14,381	5.54	14,956	6.05
Total loans before net items	238,053	100.00%	244,029	100.00%	252,760	100.00%	259,716	100.00%	247,038	100.00%
Less:
Loans in process	1,691		413		2,507		2,506		2,616
Deferred loan origination fees	409		420		421		400		390
Allowance for loan losses	3,854		3,203		2,826		2,484		1,777
Total loans receivable, net	$232,099		$239,993		$247,006		$254,326		$242,255

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.9 million, $15.8 million, $16.5 million, $16.9 million and $17.0 million, as of December 31, 2011, March 31, 2011, 2010, 2009 and 2008, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.7 million, $2.8 million, $2.7 million, $1.7 million and $1.3 million as of December 31, 2011, March 31, 2011, 2010, 2009 and 2008, respectively.
(3)	Includes second mortgage loans of $1.2 million, $988,000, $1.1 million, $1.3 million and $1.7 million as of December 31, 2011, March 31, 2011, 2010, 2009 and 2008, respectively.

Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of December 31, 2011, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

		One	Three	Five	Ten
		Through	Through	Through	Through	Beyond
	Within One Year	Three Years	Five Years	Ten Years	Twenty Years	Twenty Years	Total
	(In Thousands)

Mortgage loans:
One-to-four family residential
Adjustable	$28,772	$9,250	$1,479	$—	$—	$—	$39,501
Fixed	688	1,599	2,246	8,876	64,346	35,808	113,563
Construction:
Adjustable	—	—	—	—	—	—	—
Fixed	—	—	—	—	—	753	753
Multi-family residential, nonresidential and land:
Adjustable	16,886	20,619	17,754	1,024	—	—	56,283
Fixed	2,433	301	370	1,201	7,104	3,761	15,170
Other Loans:
Commercial business loans	5,487	1,903	2,518	410	208	—	10,526
Consumer	520	522	437	778	—	—	2,257

Total loans	$54,786	$34,193	$24,804	$12,289	$71,658	$40,323	$238,053

The following table sets forth at December 31, 2011, the dollar amount of all fixed rate and adjustable rate loans maturing or repricing after December 31, 2012.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One-to-four family residential	$112,875	$10,729
Construction	753	—
Multi-family residential, non-residential and land	12,737	39,397
Consumer	1,737	—
Commercial business	1,770	3,269
Total loans	$129,872	$53,395

One-to-four family Residential Real Estate Loans. The Company’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area. The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties. The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area. At December 31, 2011, the Company had $153.1 million, or 64.3%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

The Company’s fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions. The Company’s fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company’s one-to-four family residential portfolio has decreased $9.4 million or 5.8%, from March 31, 2011, to December 31, 2011. Sales into the secondary market were $2.5 million, $4.0 million and $5.9 million for the fiscal periods ended December 31, 2011, March 31, 2011 and 2010, respectively. Such sales generally constituted current period originations. The Company had no new secondary market sales for fiscal 2008. There were no loans identified as held-for-sale at December 31, 2011 or in any of the last four fiscal years ended as of March 31.

The Company currently offers one-to-four family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate risk gap position, and loan products offered by the Company’s competitors. The low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans. As a result, during the period ended December 31, 2011, the Company’s ARM portfolio decreased by $3.2 million, or 7.3%.

The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully-indexed interest rate. All loans require monthly principal and interest payments and negative amortization is not permitted. One-to-four family residential ARM loans totaled $39.8 million, or 16.7%, of the Company’s total loan portfolio at December 31, 2011.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company as predictable cash flows compared to long-term, fixed rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company’s credit risk associated with its ARM loans is reduced because the Company has either a 3% or 5% cap on interest rate increases during the life of its ARM loans.

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of December 31, 2011, the Company’s home equity loan portfolio totaled $15.9 million, or 10.4%, of its one-to-four family mortgage loan portfolio.

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

Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $8.6 million, or 3.6%, of the Company’s total loan portfolio at December 31, 2011. The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At December 31, 2011, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $452,000. At December 31, 2011, the Company’s largest multi-family real estate loan had a principal balance of $3.2 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not have any multi-family real estate construction loans.

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

Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $60.1 million, or 25.3%, of the Company’s total loan portfolio at December 31, 2011 compared to $64.5 million or 26.1% of the total loan portfolio at March 31, 2008. The Company has continued it’s strategy to diversify its loan portfolio but has experienced a decline in loan demand over the past three fiscal periods. The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At December 31, 2011, approximately $52.0 million, or 86.5%, of these loans are borrower occupied. At December 31, 2011, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area. The Company’s largest non-residential real estate loan at December 31, 2011 had a principal balance of $4.0 million and the average balance of such loans was $390,000. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate, long-term, non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans. Included in the loan tables above are non-residential construction loans totaling $386,000 which were undisbursed at December 31, 2011.

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

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originated loans to commercial customers with land held as the collateral. Also included in this total was developed building lots of approximately $1.2 million. Land loans totaled $2.7 million at December 31, 2011.

Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property. At December 31, 2011, the Company had $753,000 of its total loan portfolio invested in construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans. Commercial business loans totaled $10.5 million, or 4.4% of the Company’s total loan portfolio at December 31, 2011. The Company has four experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

As of December 31, 2011, consumer loans totaled $2.3 million, or 1.0%, of the Company’s total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At December 31, 2011, second mortgage loans totaled $1.2 million, or 0.8%, of one-to-four family mortgage loans.

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

Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company’s normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Conventional mortgage loans up to $240,000 can be approved by the manager of the mortgage loan department. The mortgage department manager can also approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000. All loans up to $300,000 can be approved by the Commercial Lending Vice President while the Chief Operating Officer can approve only commercial loans up to $300,000. Any loans between $300,000 and $500,000 must be approved by the Senior Vice President/Senior Lender or the Chief Executive Officer. The Loan Committee must approve loans from $500,000 to $1,000,000 and loans in excess of $1,000,000 must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority. All approvals are subsequently ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2011, the Company had commitments to originate $731,000 of loans.

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

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	December 31,	March 31,
	2011	2011	2010
	(In Thousands)

Total loans receivable, net at beginning of period	$239,993	$247,006	$254,326
Loans originated:
One-to-four family residential(1)(2)	25,006	33,739	37,319
Multi-family residential	—	3,279	324
Non-residential real estate/land(2)	7,493	9,641	8,961
Consumer loans	611	3,222	1,071
Commercial loans	2,464	776	20,439
Total loans originated	35,574	50,657	68,114
Loans sold:
Whole loans	(2,503)	(4,014)	(5,881)
Total loans sold	(2,503)	(4,014)	(5,881)

Mortgage loans transferred to REO	(511)	(1,187)	(3,025)
Loan repayments	(40,454)	(52,469)	(66,528)
Total loans receivable, net at end of period	$232,099	$239,993	$247,006

(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with FASB ASC 310-20. To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2011, the Company had $409,000 of deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Company recognized fees and service charges of $962,000 for the nine month period ended December 31, 2011 and $1.2 million and $1.3 million for the fiscal years ended March 31, 2011 and 2010, respectively.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2011, the Company’s largest concentration of loans to one borrower totaled $4.0 million. All of the loans in this concentration were current in accordance with their original terms at December 31, 2011. The Company had no loans at December 31, 2011, which exceeded the loans to one borrower regulations.

Delinquencies and Classified Assets

Delinquencies. The Company’s collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. This notice is followed with a letter again requesting payment when the payment becomes 20 days past due. If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, a repayment plan is established. If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by HUD regulations. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been established or adhered to by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The exception to this rule is a Troubled Debt Restructured loan or “TDR”. A loan is considered a TDR when the Bank concedes to terms normally not extended to a borrower experiencing a financial hardship. With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried at the lower of cost or fair value. At December 31, 2011, the Company had $5.1 million of impaired loans, all of which were performing in accordance with their terms at such date.

At December 31, 2011, the Company had non-performing loans totaling $5.8 million composed of $2.4 million in residential mortgage loans, other mortgage loans of $3.3 million and commercial loans totaling $92,000. The ratio of non-performing and impaired loans to loans receivable was 4.7% at December 31, 2011. At December 31, 2011, the largest non-performing commercial real estate loan totaled $1.3 million. In the opinion of management, as of December 31, 2011, no significant unreserved loss is anticipated on any non-performing loan. At March 31, 2011, the Company had non-performing loans of $5.2 million and a ratio of non-performing and impaired loans to loans receivable of 4.6%. Of the non-performing loans at March 31, 2011, $2.8 million were one-to-four family residential mortgage loans. The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio. At March 31, 2011 there were commercial real estate loans totaling $2.4 million.

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

	December	March 31,
	31, 2011	2011	2010	2009	2008
Non-accrual loans:		(Dollars In Thousands)
Mortgage loans:
One-to-four family residential	$2,433	$2,739	$2,072	$1,356	$670
All other mortgage loans	—	70	152	53	120
Nonresidential real estate loans	3,271	2,292	1,320	3,027	1,038
Non-mortgage loans:
Commercial business loans	92	33	772	558	42
Consumer	12	23	3	4	1
Total non-accrual loans	5,808	5,157	4,319	4,998	1,871
Accruing loans 90 days or more delinquent	—	—	—	—	—
Total non-performing loans (1)	5,808	5,157	4,319	4,998	1,871
Loans deemed impaired (2)	5,145	5,827	2,185	180	—
Total non-performing and impaired loans	10,953	10,984	6,504	5,178	1,871
Total real estate owned (3)	1,283	2,214	2,888	594	93
Total non-performing and impaired assets	$12,236	$13,198	$9,392	$5,772	$1,964

Total non-performing and impaired loans to net loans receivable	4.72%	4.58%	2.63%	2.04%	0.77%
Total non-performing and impaired loans to total assets	2.67%	2.69%	1.60%	1.28%	0.47%
Total non-performing and impaired assets to total assets	2.98%	3.24%	2.31%	1.43%	0.49%

(1)	Includes $3.8 million of impaired loans at December 31, 2011.
(2)	Includes loans deemed impaired of $5.1 million at December 31, 2011 that were performing, as of such date.
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the nine months ended December 31, 2011 and the twelve months ended March 31, 2011, gross interest income of $170,000 and $174,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $9,000 and $51,000 for the nine month period ended December 31, 2011 and the year ended March 31, 2011, respectively. The Company recognized interest income on impaired loans for the nine month period ended December 31, 2011 of $177,000 and $270,000 for fiscal year ended March 31, 2011.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	December	March 31,
	31, 2011	2011	2010	2009	2008
	(In Thousands)
Loans past due 60-89 days	$289	$203	$1,095	$83	$819
Loans past due 90 days or more	2,784	3,188	3,804	4,998	1,871
Total past due 60 days or more	$3,073	$3,391	$4,899	$5,081	$2,690

Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the FDIC to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management.

When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	December 31,	At March 31,
	2011	2011	2010	2009	2008
	(In Thousands)
Substandard assets(1)	$13,354	$13,129	$8,571	$5,900	$2,283
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$13,354	$13,129	$8,571	$5,900	$2,283

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

During the nine month fiscal period ended December 31, 2011 and fiscal years ended March 31, 2011 and 2010, the Company added $806,000, $552,000 and $1.6 million, respectively, to the provision for loan losses. The Company’s allowance for loan losses totaled $3.9 million, $3.2 million and $2.8 million at December 31, 2011, March 31, 2011 and 2010, respectively. The provision for loan losses in the fiscal periods ended December 31, 2011 and March 31, 2011 and 2010 was based on the level of non-performing loans and charge-offs, as well as the size and risk profile of the loan portfolio. While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management’s knowledge, all known losses as of December 31, 2011, have been recorded.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the Nine Months Ended December 31,	For the Year Ended March 31,
	2011	2011	2010	2009	2008
	(Dollars in Thousands)

Loans receivable, gross	$235,953	$243,196	$249,832	$256,810	$244,032
Average loans receivable, net	233,374	241,396	252,020	250,220	244,800
Allowance balance (at beginning of period)	3,203	2,826	2,484	1,777	1,523
Provision for losses	806	552	1,643	1,068	234
Charge-offs:
Mortgage loans:
One-to-four family	(157)	(112)	(267)	(49)	(15)
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Non-residential real estate and land	—	(5)	(784)	(245)	—
Other loans:
Consumer		(1)	—	(3)	(1)
Commercial	—	(81)	(279)	(74)	—
Gross charge-offs	(157)	(199)	(1,330)	(371)	(16)
Recoveries:
Mortgage loans:
One-to-four family	—	8	28	—	13
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Non-residential real estate and land	—	15	—	—	—
Other loans:
Consumer	2	1	1	10	23
Commercial	—	—	—	—	—
Gross recoveries	2	24	29	10	36
Net (charge-offs) recoveries	(155)	(175)	(1,301)	(361)	20

Allowance for loan losses balance (at end of period)	$3,854	$3,203	$2,826	$2,484	$1,777
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.63%	1.32%	1.13%	0.97%	0.73%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.07%	0.07%	0.52%	0.14%	(0.01)%
Ratio of allowance for loan losses to total non-performing assets at end of period	54.35%	43.45%	39.22%	43.04%	90.49%
Ratio of allowance for loan losses to non-performing loans at end of period	66.36%	62.11%	65.43%	49.70%	94.98%

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

	December 31,		March 31,
	2011		2011		2010		2009		2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,129	64.3%	$1,073	66.5%	$1,175	62.9%	$829	61.2%	$404	62.9%
Residential construction	—	0.3	—	0.1	—	0.8	—	0.6	—	0.6
Multi-family residential	77	3.6	231	3.4	123	3.6	6	3.5	123	3.8
Non-residential real estate and land	2,470	26.4	1,736	25.6	1,325	27.8	1,479	29.1	1,088	26.6
Other loans:
Consumer	9	1.0	5	1.0	40	1.4	27	1.9	44	2.5
Commercial	169	4.4	158	3.4	163	3.5	143	3.7	118	3.6
Total allowance for loan losses	$3,854	100.0%	$3,203	100.0%	$2,826	100.0%	$2,484	100.0%	$1,777	100.0%

Investment Activities

The Company’s investment portfolio is comprised of investment securities, and state and local obligations. The carrying value of the Company’s investment securities totaled $27.7 million at December 31, 2011, compared to $27.5 million at March 31, 2011. The Company’s cash and cash equivalents, consisting of cash and due from banks and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $19.8 million at December 31, 2011, compared to $8.3 million at March 31, 2011, an increase of $11.5 million.

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

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or rated AAA by a nationally recognized credit rating organization in accordance with the Board approved investment policy that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives and to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities. These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). Total mortgage-backed securities, including those designated as available-for-sale, decreased from $105.0 million at March 31, 2011 to $104.6 million at December 31, 2011, primarily due to an increase in cash and cash equivalents.

The Company’s holdings of private-label collateralized mortgage obligations totaled $1.7 million at December 31, 2011 compared to $2.3 million at March 31, 2011. As noted above, all such securities were rated AAA at the time of purchase and the remaining four holdings continue to be rated AAA. The four positions contain collateral that was originated during 2003 or earlier. In addition, management reviews a monthly analysis of actual and projected cashflows for the four securities to determine whether or not any other-than-temporary impairment (“OTTI”) exists. At December 31, 2011 and March 31, 2011, no OTTI was identified with respect to these securities.

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

	At December 31,		March 31,
	2011		2011		2010
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Investment portfolio:

U.S. Government and agency obligations	$1,704	$1,729	$2,091	$2,160	$2,651	$2,771
Municipal obligations	24,701	25,991	25,351	25,374	20,531	20,891
Mortgage-backed securities of government sponsored entities	100,343	102,871	100,196	102,687	90,646	93,461
Private-label collateralized mortgage obligations	1,693	1,741	2,282	2,338	3,659	3,451
Federal Home Loan Bank Stock	5,025	5,025	5,025	5,025	5,025	5,025
Total investments	$133,466	$137,357	$134,945	$137,584	$122,512	$125,599

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at December 31, 2011. At such date, the Company did not hold any investment securities with maturities in excess of 30 years.

	At December 31, 2011
	Less than one year		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Investment Portfolio:
U.S. Government and agency obligations	$1,390	5.04%	$—	—%	$—	—%	$314	0.82%
Municipal obligations (tax equivalent yields)	7	8.09	1,519	6.74	7,785	5.83	15,390	6.00
Mortgage-backed securities of government sponsored entities	487	5.53	2,603	2.56	21,646	3.07	75,607	2.56
Private-label collateralized mortgage obligations	—	—	—	—	—	—	1,693	5.21
Total investment securities	$1,884	5.18%	$4,122	4.10%	$29,431	3.80%	$93,004	3.17%

	At December 31, 2011
	Total Investment
	Securities
	Average	Weighted
	Life	Amortized	Market	Average
	In Years	Cost	Value	Yield
	(Dollars in Thousands)

Investment Portfolio:
U.S. Government and agency obligations	3.02	$1,704	$1,729	4.26%
Municipal obligations (tax equivalent yields)	12.64	24,701	25,991	5.99
Mortgage-backed securities of government sponsored entities	14.84	100,343	102,871	2.68
Private-label collateralized mortgage obligations	19.74	1,693	1,741	5.21
Total investment securities	14.32	$128,441	$132,332	3.37%

Sources of Funds

General. Deposits are the major source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the FHLB, the Federal Reserve discount window, brokered CD’s and Certificate of Deposit Account Registry Service “CDARS”. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan and mortgage-backed security prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, particularly the management of interest rate risk.

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

Deposit Portfolio. Savings and other deposits in the Company as of December 31, 2011, were comprised of the following:

Weighted
Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Amount	Balances	Percentage of Total Deposits
			(In Thousands)

0.04%	None	Checking accounts	$100	$76,750	22.99%
0.09	None	Savings accounts	25	59,698	17.88
0.15	None	Money market accounts	2,500	49,236	14.75

		Certificates of Deposit

0.32	12 months or less	Fixed term, fixed rate	500	26,749	8.01
0.77	12 to 24 months	Fixed term, fixed rate	500	25,552	7.65
1.64	25 to 36 months	Fixed term, fixed rate	500	23,268	6.97
2.94	36 months or more	Fixed term, fixed rate	500	56,675	16.98
0.50	Negotiable	Jumbo certificates	100,000	15,920	4.77
				$333,848	100.00%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at			Balance at			Balance at
	December 31,	Percent of	Increase	March 31,	Percent of	Increase	March 31,	Percent of
	2011	Deposits	(Decrease)	2011	Deposits	(Decrease)	2010	Deposits
	(Dollars in Thousands)

Checking accounts	$76,750	22.99%	$13,542	$63,208	19.74%	$6,102	$57,106	18.31%
Savings accounts	59,698	17.88	1,135	58,563	18.30	7,956	50,607	16.22
Money market accounts	49,236	14.75	2,713	46,523	14.54	2,541	43,982	14.10
Certificates of deposit(1)
Original maturities of:
12 months or less	26,749	8.01	2,170	24,579	7.68	(9,972)	34,551	11.07
12 to 24 months	25,552	7.65	506	25,046	7.83	(13,577)	38,623	12.38
25 to 36 months	23,268	6.97	(5,783)	29,051	9.08	8,662	20,389	6.54
36 months or more	56,675	16.98	(5,563)	62,238	19.44	10,340	51,898	16.64
Negotiated jumbo	15,920	4.77	5,056	10,864	3.39	(3,914)	14,778	4.74
Total	$333,848	100.00%	$13,776	$320,072	100.00%	$8,138	$311,934	100.00%

(1)	Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances. IRAs totaled $32.9 million, $34.9 million and $34.9 million, as of December 31, 2011, March 31, 2011 and 2010, respectively.

The following table sets forth the average dollar amount and weighted average rate of deposits in the various types of accounts offered by the Company for the periods indicated.

	Nine Months Ended December 31,			Years Ended March 31,
	2011			2011			2010
		Percent	Weighted		Percent	Weighted		Percent	Weighted
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$27,548	8.41%	0.00%	$24,952	7.86%	0.00%	$25,980	8.23%	0.00%
Checking accounts	42,422	12.94	0.08	35,787	11.27	0.12	39,038	12.36	0.13
Savings accounts	59,608	18.19	0.09	53,845	16.96	0.22	47,164	14.93	0.36
Money market accounts	46,656	14.24	0.17	44,962	14.16	0.46	40,906	12.95	0.62
Certificates of deposit	151,486	46.22	1.36	157,931	49.75	2.12	162,755	51.53	2.51
Total deposits	$327,720	100.00%	0.68%	$317,477	100.00%	1.17%	$315,843	100.00%	1.54%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At December 31,	March 31,
	2011	2011	2010
	(In Thousands)
Rate
0.00- 2.00%	$103,350	$93,121	$89,501
2.01- 4.00%	36,068	41,347	48,867
4.01- 5.01%	8,746	17,310	21,871
Total	$148,164	$151,778	$160,239

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2011.

	Amount Due
	Less Than	1-2	2-3	After
	One Year	Years	Years	3 Years	Total
Rate	(In Thousands)
0.00- 2.00%	$66,137	$20,180	$5,387	$11,646	$103,350
2.01- 4.00%	6,784	8,292	7,703	13,289	36,068
4.01- 5.01%	8,692	6	—	48	8,746
Total	$81,613	$28,478	$13,090	$24,983	$148,164

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011.

Maturity Period	Certificates of Deposit
(In Thousands)

Three months or less	$8,111
Over three months through six months	11,728
Over six months through twelve months	11,972
Over twelve months	23,348
Total	$55,159

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At December 31, 2011, the Company had $27.0 million in advances outstanding offset with $403,000 in deferred prepayment penalties.

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

	Nine Months	Year Ended
	December 31,	March 31,
	2011	2011	2010
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$37,027	$45,500	$50,000
Balance at end of period	26,597	39,507	45,500
Average balance	32,619	42,071	46,616

Weighted average interest rate on:
Balance at end of period	2.67%	3.15%	3.82%
Average balance for period	3.05	3.48	4.01

	Nine Months	Year Ended
	December 31,	March 31,
	2011	2011	2010
	(Dollars in thousands)

Other short term borrowings:
Maximum month-end balance	$6,221	$8,362	$10,229
Balance at end of period	5,278	6,373	7,454
Average balance	5,541	7,302	8,346

Weighted average interest rate on:
Balance at end of period	0.15%	0.30%	0.40%
Average balance for period	0.24	0.37	0.40

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

Subsidiaries

At December 31, 2011, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 99 full-time employees and 25 part-time employees at December 31, 2011. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

The regulatory environment for both the Company and the Bank changed significantly on July 21, 2011 in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  On July 21, 2011, the regulatory responsibilities of the Office of Thrift Supervision (the “OTS”), formerly the primary federal regulator of both the Company and the Bank were transferred to other regulatory agencies.  As a Savings and Loan Holding Company, the Company became subject to examination, supervision and extensive regulation by the Federal Reserve Bank of Cleveland (the “FRB”).  With respect to the Bank, the federal examination responsibilities formerly held by the OTS were transferred to the FDIC.  In addition, savings and loan associations are subject to regulations and rules as promulgated by the Office of the Comptroller of the Currency (the “OCC”). As part of the regulatory transition from the OTS to the FDIC, the Bank will be required to transition from the OTS Thrift Financial Report to the Call Report used by the FDIC effective with the March 31, 2012 quarterly filing.

As a state-chartered, FDIC insured institution, the Bank is subject to examination, supervision and extensive regulation by the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”), and the FDIC. The Bank is a member of, and owns stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The FDIC and ODFI regularly examine the Bank and prepare reports of examination addressed to the Company’s Board of Directors regarding any deficiencies that they may find in the Company’s operations. The FDIC also may examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”). The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents. Any change in such regulation, whether by the FDIC, ODFI, or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings and Loan Holding Companies

In accordance with the provisions of the Dodd-Frank Act, the OTS was abolished on July 21, 2011.  The supervisory responsibilities formerly assigned to the OTS with respect to the Company were transferred to the FRB.  As a unitary thrift holding company, the Company is deemed to be “non-complex” by the FRB.  As a non-complex holding company, the supervision of the Company is largely determined by the examination ratings given to the Bank by the FDIC.  As part of the regulatory transition from the OTS to the FRB, the Company will be required to transition from the OTS reporting formats to the FRB reporting format over the next two calendar years.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2011, the Company maintained 81.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. Regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A “well-capitalized” institution can, after prior notice and non-objection by the regulatory authorities, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of December 31, 2011, the Bank was a “well-capitalized” institution.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company received a “satisfactory” CRA rating under the current CRA regulations in its most recent federal examination by the FDIC.

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

Enforcement. Under the FDI Act, the FDIC has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

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

Capital Requirements. Banking regulations have established minimum capital regulations requiring savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. The regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the capital regulation based on the risks which are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

Prompt Corrective Regulatory Action

Under the regulatory framework for prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the regulator within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The regulator could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. Currently, FDIC deposit insurance rates generally range from 2.5 basis points to 45 basis points, depending on the assessment risk classification assigned to the depository institution.

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

During the first quarter of fiscal 2010, the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions that was paid on September 30, 2009. Additionally, the FDIC imposed a prepaid risk-based assessment of premiums on all banks for the 2010 through 2012 calendar years in order to rebuild its insurance fund. The Bank paid $1.9 million in December 2009 and has a remaining prepaid balance of $868,000 as of December 31, 2011.

The Bank and the Company are participants in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), adopted by the FDIC on November 21, 2008. The program has two components, the Debt Guarantee Program (“Debt Program”) which extends through June 2012 and the Transaction Account Guarantee Program (“TAG Program”) that expires December 2012. Neither the Bank or the Company have issued any debt guaranteed by the Debt Program.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at December 31, 2011, of $5.0 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.2% for the fiscal year ended December 31, 2011. In the likely event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Company’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI are usually conducted on a joint basis with the FDIC but may also be conducted on an alternating basis. The Bank’s most recent examination during the quarter ending September 30, 2011 was conducted by the FDIC. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Holding Company Regulation

Holding Company Acquisitions. The Company is a registered savings and loan holding company within the meaning of Section 10 of the HOLA, and is subject to FRB examination and supervision as well as certain reporting requirements. Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

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

•         underwriting, dealing in or making a market in securities; and

•         merchant banking activities.

If the regulator determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the regulator may impose such restrictions as deemed necessary to address such risk. These restrictions include limiting the following:

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

Retained earnings as of December 31, 2011 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2008 have been closed by statute or examination.

Ohio Taxation. The Bank files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Company paid Delaware franchise taxes of $25,000 for the fiscal year ended December 31, 2011.

ITEM 1A.	Risk Factors

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company’s future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company’s filings with the SEC. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company encounters a number of risks in the conduct of its business. A discussion of such risks follows.

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

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties. Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies. The current economic climate, with associated legislative and regulatory initiatives, may materially adversely affect the Company’s operations. One example of this effect is the increase in FDIC insurance premiums and special assessments due to bank failures.

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

The strength and stability of other financial institutions may adversely affect our business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, mutual funds and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to marketwide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan. Any such losses could materially and adversely affect our results of operations.

There are increased risks involved with commercial real estate, commercial business and consumer lending activities. Our lending activities include loans secured by existing commercial real estate. Commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans to small- to medium-sized businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans, deposit account secured loans and unsecured loans. Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

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

We may not be able to successfully manage continued growth. The Company has pursued and continues to pursue a strategy of organic growth. The success of the Company’s growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services. This growth strategy may present special risks, such as the risk that the Company will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing new products and services, the risk that the Company will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

Anti-Takeover Provisions could negatively impact the Company’s shareholders. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company’s Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company’s Articles of Incorporation do not exempt the Company from the provisions of Ohio’s "control share acquisition" and "merger moratorium" statutes. Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company’s articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the principal stockholders would be able to defeat any acquisition proposal that requires approval of the Company’s stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. Further, the Company has 500,000 shares of authorized but unissued preferred stock, par value $0.10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

The Company’s common stock trading volume may not provide adequate liquidity for investors. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol "WAYN." During the nine months ended December 31, 2011, the average weekly trading volume in the Company’s common stock was approximately 12,995 shares per week. There can be no assurance given as to the liquidity of the market for the common stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the common stock and other factors beyond the control of the Company.

The market price of the Company’s common stock can be volatile, which may make it more difficult to resell Company common stock at a desired time and price. The market price for the common stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may make it more difficult for a shareholder to resell the Company common stock when a shareholder wants to and at prices a shareholder finds attractive or at all.

The loss of key personnel may adversely impact our financial stability. The Company’s success depends to a great extent on its senior management, including its President and Chief Executive Officer, Rod C. Steiger and Chief Operating Officer and Chief Risk Officer, H. Stewart Fitz Gibbon III. The loss of their individual services could have a material adverse impact on the Company’s financial stability and its operations. In addition, the Company’s future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company’s financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company’s management.

We may not be able to successfully compete with others for business. Banking institutions operate in a highly competitive environment. The Company competes with other commercial banks, credit unions, savings institutions, finance companies, mortgage companies, mutual funds, and other financial institutions, many of which have substantially greater financial resources than the Company. Certain of these competitors offer products and services that are not offered by the Company and certain competitors are not subject to the same extensive laws and regulations as the Company. Additionally, consolidation of the financial services industry in Ohio and in the Midwest in recent years has increased the level of competition. Recent and proposed regulatory changes may further intensify competition in the Company’s market area.

Our ability to pay dividends may be limited. The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from the Bank to the Company. Under state and federal banking law, the payment of dividends by the Bank to the Company is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company’s ability to pay dividends to its shareholders.

Goodwill Impairment may adversely impact our results of operations. Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are evaluated for impairment periodically or when impairment indicators are present. Evaluation of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full service branch offices located in its market area. The following table sets forth information about its offices as of December 31, 2011.

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

			Cash
Nine Months Ended			Dividend
December 31, 2011	High	Low	Declared

First quarter	$8.87	$8.10	$0.06
Second quarter	$9.23	$8.09	$0.06
Third quarter	$9.45	$7.11	$0.06

			Cash
Fiscal Year Ended			Dividend
March 31, 2011	High	Low	Declared

First quarter	$9.06	$7.11	$0.06
Second quarter	$8.20	$7.50	$0.06
Third quarter	$9.93	$7.95	$0.06
Fourth quarter	$9.92	$8.19	$0.06

As of January 11, 2012, the Company had 1,224 shareholders of record and 3,004,113 shares of common stock outstanding. This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

The Company’s primary source of funds with which to pay dividends is cash and cash equivalents held at the holding company level and dividends from the Bank. The Bank’s ability to pay dividends to the Company is limited by regulations, and the Bank is required to notify and receive non-objection from the Federal Reserve Bank of the payment of dividends to the Company.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Shares Remaining
Plan Category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Available for future issuance (excluding shares reflected in the first column)
Equity Compensation
Plans Approved by Security Holders	63,408	$13.95	—
Equity Compensation
Plans Not Approved by Security Holders	—	—	—
	63,408	$13.95	—

ITEM 6.	Selected Financial Data

The following tables set forth certain consolidated financial and other data of Wayne Savings Bancshares, Inc., at the dates and for the years indicated. For additional information about the Company, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company.

	At December	At March 31,
	31, 2011	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$410,097	$407,738	$406,032	$404,421	$401,584
Loans receivable, net	232,099	239,993	247,006	254,326	242,255
Mortgage-backed securities (1)	104,596	105,013	96,901	88,788	85,879
Investment securities	27,720	27,534	23,660	29,897	35,531
Cash and cash equivalents (2)	19,816	8,271	9,875	6,790	13,063
Deposits	333,848	320,072	311,934	309,534	317,731
Stockholders’ equity	39,715	38,279	36,995	34,413	34,104

(1)	Includes mortgage-backed securities available for sale and private-label collateralized mortgage obligations.
(2)	Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	For the Nine Months Ended	For the Year Ended March 31,
	December 31, 2011	2011	2010	2009	2008
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$12,608	$17,985	$19,940	$21,472	$22,958
Interest expense	2,979	5,214	6,645	9,321	11,793
Net interest income	9,629	12,771	13,295	12,151	11,165
Provision for losses on loans	806	552	1,643	1,068	234
Net interest income after provision for losses	8,823	12,219	11,652	11,083	10,931
Noninterest income	1,490	1,831	2,027	1,733	1,921
Noninterest expense	8,745	11,267	10,836	10,407	10,278
Income before income taxes	1,568	2,783	2,843	2,409	2,574
Federal income taxes	234	585	606	546	610

NET INCOME	$1,334	$2,198	$2,237	$1,863	$1,964

Basic earnings per share	$0.46	$0.75	$0.77	$0.64	$0.65
Diluted earnings per share	$0.46	$0.75	$0.77	$0.64	$0.65
Cash dividends declared per common share	$0.18	$0.24	$0.21	$0.41	$0.48

	At or for the nine months	At or for the year ended March 31
	ended December 31, 2011	2011	2010	2009	2008

Key Operating Ratios and Other Data:
Return on average assets (net income divided by average total assets) (1)	0.43%	0.54%	0.55%	0.46%	0.49%

Return on average equity (net income divided by average equity) (1)	4.49	5.75	6.16	5.56	5.69

Average equity to average assets	9.68	9.34	9.00	8.35	8.65

Equity to assets at year end	9.68	9.39	9.11	8.51	8.49

Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.26	3.26	3.41	3.12	2.82

Net interest margin (net interest income as a percentage of average interest-earning assets) (1)	3.32	3.32	3.50	3.21	2.96

Noninterest expense to average assets (1)(2)	2.85	2.75	2.69	2.59	2.58

Nonperforming and impaired loans to loans receivable, net	4.72	4.58	2.63	2.04	0.94

Nonperforming and impaired assets to total assets	2.98	3.24	2.31	1.44	0.59

Average interest-earning assets to average interest-bearing liabilities	105.32	104.77	104.82	103.85	104.62

Allowance for loan losses to nonperforming and impaired loans	35.19	23.48	43.45	47.97	77.84

Allowance for loan losses to nonperforming and impaired assets	31.50	19.04	30.09	43.04	74.79

Net interest income after provision for losses on loans, to noninterest expense (2)	100.89	108.45	107.29	106.50	106.35

Number of full-service offices	11	11	11	11	11

Dividend payout ratio	39.51	31.94	28.21	63.50	76.17

(1)	December 31, 2011 is a nine month period requiring these ratios to be annualized.
(2)	In calculating this ratio, noninterest expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure.

ITEM7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Initiatives

As part of the aforementioned business strategy, the Company pursues an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors. The Company is engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon. These initiatives include the development of a comprehensive marketing and sales program to increase top line revenue of the Company through loans and fee income generating activities, an ongoing review of the branch facilities and staff to identify opportunities for cost effective reductions to improve operational efficiency, evaluation of alternative approaches for the delivery of trust services to ensure profitable operation of the department and evaluation of information technology solutions to improve internal efficiency and customer service. A comprehensive review of the Company’s branch facilities conducted during 2011 yielded no opportunities for consolidation of branch facilities that would not reduce the Company’s current or future profitability as compared to alternatives included in the Company’s strategic plan.

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

Critical Accounting Policies

Allowance for Loan Losses The Company considers the allowance for loan losses and related loss provision to be a critical accounting policy. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

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

Discussion of Financial Condition Changes from March 31, 2011 to December 31, 2011

At December 31, 2011, total assets increased to $410.1 million from the $407.7 million at March 31, 2011 mainly due to increases in cash and cash equivalents of $11.5 million, partially offset by a decrease in loans of $7.9 million, or 3.3%, a decrease in securities of $231,000 and a decline in foreclosed assets of $931,000. During the nine months ended December 31, 2011, the Bank originated and retained $33.1 million of loans, received payments of $40.5 million and transferred $511,000 to foreclosed assets held for sale. As loan volume was reduced during the nine months ended December 31, 2011, management used the refinancing cash flow to reduce $12.9 million of FHLB borrowings. To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide future cash flows to fund loan demand in future periods while also limiting the interest rate risk exposure of the Company.

At December 31, 2011 and March 31, 2011, the allowance for loan losses totaled $3.9 million, or 1.66% of net loans and $3.2 million, or 1.33%, of net loans, respectively. In determining the amount of the loan loss allowance at any point of time, management systematically determines the risk of loss in the portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At December 31, 2011, all delinquent nonresidential, multi-family and commercial loans were analyzed, with $2.3 million of the reserve being allocated to these categories of loans. The largest loan in this category consisted of a commercial real estate loan amounting to $1.3 million at December 31, 2011. The second step in determining the allowance for loan losses entails the application of historic loss experience to individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to their perception of the overall risk in the economy. Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process. Management recorded a $806,000 provision for losses on loans for the nine month period ended December 31, 2011, an increase of $254,000 from the $552,000 recorded for the fiscal year ended March 31, 2011.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2011.

A prepaid asset of $1.5 million was created in the third fiscal quarter of 2010 due to the FDIC imposing a prepaid assessment on all insured institutions, including the Company’s subsidiary. The amount of the prepaid premium covered the fourth calendar quarter of 2009 and all of calendar years 2011, 2012 and 2013 and included a 5% deposit growth assumption. Actual deposit insurance premium expense is calculated by the FDIC on a quarterly basis, with the expense being charged to the prepaid asset. Any balance remaining in June 2013, will be refunded to the Company’s subsidiary bank. The balance at December 31, 2011 was $868,000.

Deposits totaled $333.8 million at December 31, 2011, an increase of $13.8 million, or 4.3%, from March 31, 2011. Demand accounts increased $13.5 million, or 21.4% and savings and money market accounts increased by $3.8 million, or 3.7%, partially offset by a decrease in certificates of deposit of $3.6 million, or 2.4%. The Company experienced an increase in low cost liquid deposit accounts as customers chose to keep funds in more liquid types of accounts due to the low level of market interest rates and as management exercised discipline during the period with regard to the pricing of retail certificates. In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits. Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit shoppers to move to other alternatives.

Other short term borrowings decreased by $1.1 million as a result of a decrease in commercial repurchase agreements by rate sensitive customers, as reduced economic activity appears to be reducing excess cash balances for a number of the Company’s customers.

Advances from the FHLB decreased $12.9 million, from $39.5 million at March 31, 2011 to $26.6 million at December 31, 2011 mainly due to the maturity of fixed rate and term advances. Finally, during December 2010, the Bank modified $8.5 million of existing fixed rate and term advances to reduce the carrying cost and extend the maturity dates of those advances into 2014 and 2015 to take advantage of the current low interest rate environment and to again extend liability duration at a cost lower than the use of retail certificates of deposit. As part of this restructuring transaction, a $526,000 prepayment penalty was paid and deferred. The remaining unamortized balance of $403,000 is reflected as a reduction in the carrying value of advances and will be amortized into interest expense over the remaining term of the new advances.

At December 31, 2011, stockholders’ equity totaled $39.7 million, an increase of $1.4 million, or 3.8%, compared to the level at March 31, 2011, due primarily to $1.3 million in net income for the fiscal period ended December 31, 2011 and an increase to the unrealized gains on available-for-sale securities of $824,000. The increases were offset by decreases of cash dividends totaling $527,000 during the nine month period ended December 31, 2011, $248,000 in accumulated other comprehensive income and amortization of the ESOP shares of $53,000.

Comparison of operating results for the nine month period ended December 31, 2011 and fiscal year ended March 31, 2011

General

Net income totaled $1.3 million for the nine month fiscal period ended December 31, 2011, a decrease of $864,000, or 39.3%, from the fiscal year ended March 31, 2011. The decrease in net income was primarily attributable to the Company’s change in fiscal year end to December 31 from March 31, resulting in a nine month period ended December 31, 2011 compared to a twelve month period ended March 31, 2011, coupled with increased provision of $254,000 due to amounts required to be allocated within the allowance for loan losses to address loans individually evaluated for impairment.

Interest Income

Interest income decreased $5.4 million, or 29.9%, to $12.6 million for the nine month fiscal period ended December 31, 2011, compared to fiscal year ended March 31, 2011. The nine month fiscal period ended December 31, 2011 compared to the twelve month period ended March 31, 2011 caused $4.1 million of the $5.4 million decline in interest income. Additionally, there was also a decrease in the weighted-average yield on interest-earning assets to 4.34% from 4.68% for the fiscal year ended March 31, 2011. Although the average balance of interest earning assets increased, the reduced average rate resulted in a decline in the interest income. The yield decrease was primarily due to the reduction in overall market rates. These rate decreases have negatively affected the yields earned on the Company’s interest earning assets.

Interest income on loans decreased $4.0 million, or 30.1%, for the nine month period ended December 31, 2011, compared to the fiscal year ended March 31, 2011, due primarily to a shortened fiscal year end period, a 22 basis point decrease in the weighted-average yield on loans outstanding and a decrease of $8.0 million, or 3.3%, in the average balance of loans for the nine month period ended December 31, 2011 compared to the year ended March 31, 2011. The decrease in the yield was due to the decrease in market interest rates and the corresponding downward impact on new originations.

Interest income on securities decreased $1.3 million, or 29.4%, during the nine month fiscal period ended December 31, 2011, compared to the fiscal year ended March 31, 2011, due primarily to a nine month fiscal period coupled with a decline of 39 basis points in the weighted-average yield to 3.15% as compared to 3.54%, for the March 31, 2011 fiscal year period, generally reflecting reinvestment in lower yielding mortgage-backed securities as higher yielding securities prepaid or matured, offset by an increase of $6.9 million, or 5.3%, in the average balance.

Interest income on interest-earning deposits decreased by $58,000, or 25.6%, for the nine month fiscal period ended December 31, 2011, due primarily to a nine month year end of December 31, 2011. Also interest earning deposits incurred a decrease in the weighted-average yield of 24 basis points to 1.42%, partially offset with an increase in the average balance of $2.1 million, or 15.5%. The decrease in the yield was primarily due to the overall decrease in market rates.

Interest Expense

Interest expense for the fiscal nine month period ended December 31, 2011, totaled $3.0 million, a decrease of $2.2 million, or 42.9%, compared to interest expense for the fiscal year ended March 31, 2011. The decrease in interest expense resulted from a nine month fiscal year end, a decrease in the weighted-average cost of funds of 34 basis points to 1.08% for the fiscal period ended December 31, 2011, and a decrease of $970,000, or 0.3%, in the average balance of deposits and borrowings outstanding.

Interest expense on deposits totaled $2.2 million for the nine month fiscal period ended December 31, 2011, a decrease of $1.5 million, or 40.3%, compared to the amount for the fiscal year ended March 31, 2011. The decrease in deposit costs resulted from three months less expense due to the short fiscal period ended December 31, 2011 and a decrease of 27 basis points in the weighted-average cost of deposits to 0.90% for the fiscal period ended December 31, 2011, offset with an increase in the average balance outstanding of $10.2 million, or 3.2%. In addition, a shift in the composition of deposits from higher cost certificates of deposit to lower cost checking, money market and savings accounts contributed to the decrease in the cost of deposits, along with a general decline in overall market rates.

Interest expense on other short-term borrowings totaled $10,000 for the nine month fiscal period ended December 31, 2011, a decrease of $17,000 from the amount for the fiscal year ended March 31, 2011, due primarily to decrease in the weighted-average cost of other short term borrowings to 0.24% from 0.37% for the fiscal year ended March 31, 2011 coupled with a balance decrease of $1.8 million, or 24.1%.

Interest expense on borrowings totaled $749,000 for the nine month period ended December 31, 2011, a decrease of $717,000, or 48.9%, from the amount for the fiscal year ended March 31, 2011, due primarily to a short fiscal year of nine months, a decrease in the weighted-average balance of $9.5 million, or 22.5%, combined with a rate decline of 43 basis points to 3.05% for the fiscal period ended December 31, 2011, as a result of lower interest rates on renewed advances. The decrease in the average balance was due to higher rate advance maturities, as funds from deposit growth were used to repay advances.

Net Interest Income

Net interest income totaled $9.6 million for the nine month fiscal period ended December 31, 2011, a decrease of $3.1 million, or 24.6%, from the amount for the fiscal year ended March 31, 2011. The decrease in net interest income was mainly due to the shortened fiscal year and the repricing effect of the overall low rate environment combined with the decrease in loan demand and the investment of excess liquidity into lower yielding mortgage-backed securities. The average interest rate spread remained at 3.26% for nine month fiscal period ended December 31, 2011. The net interest margin also remained at 3.32% for the nine month fiscal period ended December 31, 2011. The 34 basis point decrease in the yield on average interest earning assets was equally offset by the 34 basis point decrease in the cost of funds. As noted earlier, a decrease in overall market interest rates and shift in the composition of deposits from higher cost certificates of deposit to lower cost checking, money market and savings accounts contributed to the decrease in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for losses on loans totaling $806,000 for the nine month fiscal period ended December 31, 2011, compared to $552,000 for the fiscal year ended March 31, 2011. The principal reason for the increased provision was an increase in amounts required to be allocated within the allowance for loan losses to address loans individually evaluated for impairment. In the opinion of management, as of December 31, 2011, the carrying value of all non-performing loans as of December 31, 2011, is expected to be realized.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, gains on the sale of securities designated as available-for-sale, trust income and deposit service fees decreased by $341,000, or 18.6%, to $1.5 million for the nine month fiscal period ended December 31, 2011, from $1.8 million for the fiscal year ended March 31, 2011. The decrease was primarily due to the nine month fiscal period ended December 31, 2011 compared to the twelve month year ended March 31, 2011, a $60,000 decrease in gain on sale of loans and a $46,000 reduction in gain on disposal of real estate acquired through foreclosure. These decreases were partially offset with an increased fee income related to the sales of non-deposit investment products of $65,000. As described under Item 1 above, management engages in sales of newly originated loans to limit the buildup of interest rate risk on the balance sheet and to provide liquidity to accommodate additional refinancing activity. The Company sold $2.6 million of loans during the fiscal period ended December 31, 2011 compared to $4.1 million during fiscal year ended March 31, 2011.

Noninterest Expense

Noninterest expense decreased by $2.5 million, or 22.4%, to $8.7 million for the nine month fiscal period ended December 31, 2011, compared to the fiscal year ended March 31, 2011. The decrease in noninterest expense was primarily due to reduced operating expenses due to the short fiscal year, reduced FDIC premiums due to lower assessment rates for the December fiscal period and decreased provision for impairment on foreclosed assets held for sale. These decreases were offset by increases due to the annualized change in salaries and benefits costs primarily from merit increases, increased employee healthcare and other employee benefit costs, increased occupancy and equipment expenses mainly due to amortizing capital items and noncapital equipment maintenance costs and increased marketing and costs related to the change of the fiscal year end to December 31.

Federal Income Taxes

Federal income tax expense was $234,000 for the nine month fiscal period ended December 31, 2011, reflecting a decrease of $351,000 from the fiscal year ended March 31, 2011, primarily due to a decrease of $1.2 million in pre-tax income, partially offset by additional tax-exempt income recognized during the nine months ended December 31, 2011. The difference in the effective tax rate of 14.9% for the nine month period ended December 31, 2011 from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value of life insurance and other tax-exempt obligations.

Average Balance sHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine month period ended December 31,			Year ended March 31,
	2011			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$233,371	$9,209	5.24%	$241,396	$13,182	5.46%
Investment securities (2)	136,196	3,230	3.15	129,282	4,576	3.54
Interest-earning deposits (3)	15,789	169	1.42	13,672	227	1.66
Total interest-earning assets	385,356	12,608	4.34	384,350	17,985	4.68

Non-interest-earning assets	23,876			25,130

Total assets	$409,232			$409,480

Interest-bearing liabilities:
Deposits	$327,720	2,220	0.90	$317,477	3,721	1.17
Other short term borrowings	5,541	10	0.24	7,302	27	0.37
Borrowings	32,619	749	3.05	42,071	1,466	3.48
Total interest-bearing liabilities	365,880	2,979	1.08	366,850	5,214	1.42

Non-interest-bearing liabilities	3,753			4,382

Total liabilities	369,633			371,232

Stockholders’ equity	39,599			38,248

Total liabilities and stockholders’ equity	$409,232			$409,480

Net interest income		$9,629			$12,771

Interest rate spread (4)			3.26%			3.26%

Net yield on interest-earning assets (5)			3.32%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.32%			104.77%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For the year ending December 31, 2011 there were only nine months of activity for each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) Decrease due to number of months is calculated using the nine months income or expense divided by 275 days multiplied by 365 days to get a twelve month equivalent; (ii)changes in average volume (changes in average volume multiplied by old rate); and (iii) changes in rate (change in rate multiplied by old average volume). Changes in rate-volume (changes in rate multiplied by the change in average volume) have been allocated proportionately between changes in rate and changes in volume;

	Nine months ended December 31, 2011				Year ended March 31,
	vs Year Ended March 31, 2011				2011 vs. 2010
	(Decrease)	Increase			Increase
	due to	(decrease)		Total	(decrease)		Total
	Number	due to		increase	due to		increase
	of Months	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest income attributable to:
Loans receivable	$(3,014)	$(430)	$(529)	$(3,973)	$(592)	$(586)	$(1,178)
Investment securities	(1,057)	153	(442)	(1,346)	621	(1,387)	(766)
Interest-bearing deposits	(55)	24	(27)	(58)	8	(19)	(11)
Total interest-earning assets	(4,126)	(253)	(998)	(5,377)	37	(1,992)	(1,955)

Interest expense attributable to:
Deposits	(727)	64	(838)	(1,501)	150	(1,173)	(1,023)
Other short term borrowings	(3)	(6)	(8)	(17)	(4)	(2)	(6)
Federal Home Loan Bank
Borrowings	(245)	(303)	(169)	(717)	(174)	(228)	(402)
Total interest-bearing liabilities	(975)	(245)	(1,015)	(2,235)	(28)	(1,403)	(1,431)
Increase (decrease) in net interest income	$(3,151)	$(8)	$17	$(3,142)	$65	$(589)	$(524)

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Liquid assets outstanding at December 31, 2011 and March 31, 2011, amounted to $150.5 million and $140.2 million, respectively. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate funds internally at a reasonable cost, borrowing agreements exist with the FHLB, which provide an additional source of funds. As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At December 31, 2011, the Company had $27.0 million in outstanding advances from the FHLB offset with a prepayment penalty of $403,000 due to the restructuring of three FHLB advances as described above. At December 31, 2011, the Company had additional borrowing capacity from the FHLB totaling $77.1 million based on the Bank’s one-to four-family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multifamily loans. The Bank also has pledged $22.1 million to secure a line of credit with the Federal Reserve Bank of $21.7 million which is in place to provide a backup, short term source of liquidity. The Bank has the ability to pledge remaining investment and mortgage-backed securities of $76.7 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2011:

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$60	$61	$41	$41	$203
Advances from the Federal Home Loan Bank	5,500	14,000	7,500	—	27,000
Other short term borrowings	5,278	—	—	—	5,278
Certificates of deposit maturities	81,613	41,569	22,161	2,821	148,164

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	145	—	—	—	145
Credit card/overdraft lines of credit	322	—	—	—	322
Home equity/commercial lines of credit	28,706	—	—	—	28,706
One-to-four family and multi-family loans	966	—	—	—	966

Total contractual obligations	$122,590	$55,630	$29,702	$2,862	$210,784

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

ITEM7A.	Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management-Interest Rate Sensitivity Analysis

The Bank, like other financial institutions, is subject to interest rate risk to the extent that interest-earning assets reprice at a different time than interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, the Bank uses the “net portfolio value” (“NPV”) methodology adopted by the regulators as part of its interest rate sensitivity regulations. The application of NPV methodology illustrates certain aspects of the Bank’s interest rate risk.

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

Asset and Liability Management-Interest Rate Sensitivity Analysis (continued)

Presented below, as of December 31, 2011 and March 31, 2011 , is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

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

As of December 31, 2011
Change in				Net Portfolio Value
Interest Rates	Net Portfolio Value			as% of PV of Assets
(Basis Points)	$Amount	$Change	% Change	NPV Ratio	Change
(In thousands)

+300 bp	$37,082	$(11,754)	(25)%	9.64%	(200	)bp
+200 bp	41,083	(7,753)	(16)	10.33	(131)
+100 bp	46,225	(2,611)	(6)	11.27	(37)
0 bp	48,836	—	—	11.64	—
-100 bp	48,124	(712)	(2)	11.28	(36)

As of March 31, 2011
Change in				Net Portfolio Value
Interest Rates	Net Portfolio Value			as% of PV of Assets
(Basis Points)	$Amount	$Change	% Change	NPV Ratio	Change
(In thousands)

+300 bp	$29,094	$(18,222)	(39)%	7.81%	(367	)bp
+200 bp	33,382	(13,934)	(29)	8.67	(281)
+100 bp	40,729	(6,587)	(14)	10.20	(128)
0 bp	47,316	—	—	11.48	—
-100 bp	50,005	2,689	6	11.88	40

The Company attempts to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost effective long-term retail certificates of deposit or the use of long-term FHLB advances. However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the fiscal year ended December 31, 2011. Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term certificate of deposit accounts. The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

ITEM8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wayne Savings Bancshares, Inc.

Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of December 31, 2011 and March 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the nine-month period ended December 31, 2011 and for the year ended March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of December 31, 2011 and March 31, 2011, and the results of its operations and its cash flows for the nine-month period ended December 31, 2011 and for the year ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 23, 2012

Wayne Savings Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2011 and March 31, 2011

(In thousands, except share data)

	December 31, 2011	March 31, 2011
Assets
Cash and due from banks	$14,215	$4,833
Interest-bearing deposits	5,601	3,438
Cash and cash equivalents	19,816	8,271

Available-for-sale securities	130,637	131,956
Held-to-maturity securities	1,679	591
Loans, net of allowance for loan losses of $3,854 and $3,203 at December 31, 2011 and March 31, 2011, respectively	232,099	239,993
Premises and equipment	7,165	6,892
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	1,283	2,214
Accrued interest receivable	1,314	1,647
Bank-owned life insurance	7,193	7,003
Goodwill	1,719	1,719
Other intangible assets	219	287
Prepaid federal deposit insurance premiums	868	1,087
Other assets	1,026	1,045
Prepaid federal income taxes	54	8
Total assets	$410,097	$407,738

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$76,750	$63,208
Savings and money market	108,934	105,086
Time	148,164	151,778
Total deposits	333,848	320,072
Other short-term borrowings	5,278	6,373
Federal Home Loan Bank advances	26,597	39,507
Interest payable and other liabilities	3,751	2,646
Deferred federal income taxes	908	861
Total liabilities	370,382	369,459
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,986	35,997
Retained earnings	16,635	15,828
Shares acquired by ESOP	(655)	(719)
Accumulated other comprehensive income	1,881	1,305
Treasury stock, at cost
Common: 974,618 shares	(14,530)	(14,530)
Total stockholders’ equity	39,715	38,279
Total liabilities and stockholders’ equity	$410,097	$407,738

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.

Consolidated Statements of Income

Periods Ended December 31, 2011 and March 31, 2011

(In thousands, except per share data)

	December 31, 2011 (9 months)	March 31, 2011 (12 months)
Interest and Dividend Income
Loans	$9,209	$13,182
Securities	3,230	4,576
Dividends on Federal Home Loan Bank stock and other	169	227

Total interest and dividend income	12,608	17,985

Interest Expense
Deposits	2,220	3,721
Other short term borrowings	10	27
Federal Home Loan Bank advances	749	1,466

Total interest expense	2,979	5,214

Net Interest Income	9,629	12,771

Provision for Loan Losses	806	552

Net Interest Income After Provision for Loan Losses	8,823	12,219

Noninterest Income
Gain on loan sales	102	162
Gain (loss) on disposal of real estate acquired through foreclosure	6	52
Trust income	221	220
Earnings on bank-owned life insurance	199	232
Service fees, charges and other operating	962	1,165

Total noninterest income	1,490	1,831

Noninterest Expense
Salaries and employee benefits	4,588	5,929
Net occupancy and equipment expense	1,402	1,799
Federal deposit insurance premiums	240	486
Franchise taxes	281	355
Provision for impairment on foreclosed assets held for sale	681	758
Amortization of intangible assets	68	91
Other	1,485	1,849

Total noninterest expense	8,745	11,267

Income Before Federal Income Taxes	1,568	2,783

Provision for Federal Income Taxes	234	585

Net Income	$1,334	$2,198

Other comprehensive income (loss):

Unrealized gains (losses) on available-for-sale securities	1,248	(447)
Change in defined benefit plan unrecognized net less loss	(402)	(22)
Amortization of net loss included in net periodic pension cost	27	35
Components of other comprehensive income (loss), before tax effect	873	(434)
Tax (expense) benefit	(297)	149

Other comprehensive income (loss)	$576	$(285)

Accumulated other comprehensive income	$1,881	$1,305

Basic Earnings Per Share	$0.46	$0.75

Diluted Earnings Per Share	$0.46	$0.75

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

Periods Ended December 31, 2011 and March 31, 2011

(In thousands, except per share data)

				Shares		Accumulated
		Additional		Acquired		Other
	Common	Paid-in	Retained	By	Treasury	Comprehensive
	Stock	Capital	Earnings	ESOP	Stock	Income	Total
Balance, March 31, 2010	398	36,012	14,332	(807)	(14,530)	1,590	36,995
Comprehensive income
Net income	—	—	2,198	—	—	—	2,198
Unrealized losses on securities designated as available for sale, net of related taxes	—	—	—	—	—	(295)	(295)
Change in unrecognized net loss in net periodic pension cost, net of related taxes	—	—	—	—	—	10	10
Total comprehensive income							1,913
Cash dividends - $0.24 per share	—	—	(702)	—	—	—	(702)
Amortization of expense related to ESOP	—	(15)	—	88	—	—	73
Balance, March 31, 2011	398	35,997	15,828	(719)	(14,530)	1,305	38,279
Comprehensive income
Net income (nine months)	—	—	1,334	—	—	—	1,334
Unrealized gains on securities designated as available for sale, net of related taxes	—	—	—	—	—	824	824
Change in unrecognized net loss in net periodic pension cost, net of related taxes	—	—	—	—	—	(248)	(248)
Total comprehensive income							1,910
Cash dividends - $0.18 per share	—	—	(527)	—	—	—	(527)
Amortization of expense related to ESOP	—	(11)	—	64	—	—	53
Balance, December 31, 2011	$398	$35,986	$16,635	$(655)	$(14,530)	$1,881	$39,715

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows

Periods Ended December 31, 2011 and March 31, 2011

(In thousands)

	December 31, 2011	March 31, 2011
	9 months	12 months
Operating Activities
Net income	$1,334	$2,198
Items not requiring (providing) cash
Depreciation and amortization	426	523
Provision for loan losses	806	552
Amortization of premiums and discounts on securities	1,169	1,151
Amortization of mortgage servicing rights	43	52
Amortization of deferred loan originations fees	(56)	(78)
Amortization of intangible asset	68	91
Deferred income taxes	(249)	(322)
Net gains on sales of loans	(102)	(162)
Proceeds from sale of loans in the secondary market	2,605	4,114
Origination of loans for sale in the secondary market	(2,503)	(3,952)
Amortization expense of stock benefit plan	53	73
Provision for impairment on foreclosed assets held for sale	681	758
Gain on sale of foreclosed assets held for sale	(6)	(52)
Increase in value of bank-owned life insurance	(190)	(249)
Changes in
Accrued interest receivable	333	(45)
Prepaid federal deposit insurance premiums	219	454
Other assets	(69)	287
Interest payable and other liabilities	347	(179)

Net cash provided by operating activities	4,909	5,214

Investing Activities
Purchases of available-for-sale securities	(28,499)	(55,059)
Purchases of held-to-maturity securities	(1,136)	—
Proceeds from maturities of available-for-sale securities	29,898	41,369
Proceeds from maturities of held-to-maturity securities	47	106
Net change in loans	6,570	5,353
Purchase of premises and equipment	(699)	(124)
Proceeds from sale of foreclosed assets	830	1,155

Net cash used in investing activities	(7,011)	(7,200)

See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows (continued)

Periods Ended December 31, 2011 and March 31, 2011

(In thousands)

	December 31, 2011	March 31, 2011
	9 months	12 months
Financing Activities
Net change in deposits	$13,776	$8,138
Net change in other short-term borrowings	(1,095)	(1,081)
Proceeds from Federal Home Loan Bank advances	—	18,750
Repayments of Federal Home Loan Bank advances	(12,910)	(24,743)
Advances by borrowers for taxes and insurance	382	20
Cash dividends paid	(527)	(702)

Net cash provided by (used in) financing activities	(374)	382

Increase (Decrease) in Cash and Cash Equivalents	11,545	(1,604)

Cash and Cash Equivalents, Beginning of Period	8,271	9,875

Cash and Cash Equivalents, End of Period	$19,816	$8,271

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$3,036	$5,304

Federal income taxes paid	$530	$745

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate owned and other repossessed assets	$511	$1,187

Unrealized gains on securities designated as available for sale, net of related tax effects	$824	$(295)

Minimum pension liability adjustment, net of related tax effects	$248	$10

Recognition of mortgage servicing rights	$31	$48

Dividends payable	$180	$180

 See Notes to Consolidated Financial Statements

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 1:           Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Wayne, Holmes, Ashland, Medina and Stark Counties the surrounding localities in northeastern Ohio, and include a wide range of individuals, businesses and other organizations. Wayne has historically conducted its business through its main office in Wooster, Ohio.

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Cash Equivalents (continued)

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000. Management considers the risk of loss to be very low.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At December 31, 2011 and March 31, 2011, the Company did not have any loans held for sale.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

December 31, 2011 and March 31, 2011

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

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The required investment in the common stock is based on a predetermined formula. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. At December 31, 2011, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - gross	974	974
Other intangible assets - amortization	(755)	(687)

Total	$1,938	$2,006

The Company recorded amortization relative to intangible assets totaling $91,000 for the fiscal year ended March 31, 2011 and $68,000 for the fiscal period ended December 31, 2011. The Company anticipates $91,000 of amortization for each of fiscal 2012, 2013 and $37,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to tax authorities for years before 2008.

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

Advertising

Advertising costs are expensed as incurred. The Company’s advertising expense totaled $75,000 for the fiscal period ended December 31, 2011 and $37,000 for the fiscal year ended March 31, 2011.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net income.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Fiscal Year Change

As of April 2011, the Company decided to change its fiscal year end to December 31 to facilitate consistency with regulatory reporting. The prior regulatory reporting was reported on a quarter-to-date basis under the OTS. However, as of March 31, 2012 the Company will be reporting to the FDIC on a calendar year-to-date period. The result of the fiscal year end change was a nine month period ended December 31, 2011.

Note 2:           Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2011, was $2.1 million.

Note 3:           Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2011:
U.S. government agencies	$1,559	$26	$1	$1,584
Mortgage-backed securities of government sponsored entities	98,816	2,636	124	101,328
Private-label collateralized mortgage obligations	1,693	48	—	1,741
State and political subdivisions	24,694	1,315	25	25,984

	$126,762	$4,025	$150	$130,637

March 31, 2011:
U.S. government agencies	$1,938	$71	$1	$2,008
Mortgage-backed securities of government sponsored entities	99,779	2,597	118	102,258
Private-label collateralized mortgage obligations	2,282	56	—	2,338
State and political subdivisions	25,330	350	328	25,352

	$129,329	$3,074	$447	$131,956

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2011:
U.S. government agencies	$145	$—	$—	$145
Mortgage-backed securities of government sponsored entities	1,527	16	—	1,543
State and political subdivisions	7	—	—	7

	$1,679	$16	$—	$1,695

March 31, 2011:
U.S. government agencies	$153	$—	$1	$152
Mortgage-backed securities of government sponsored entities	417	12	—	429
State and political subdivisions	21	1	—	22

	$591	$13	$1	$603

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$1,390	$1,416	$7	$7
One to five years	1,519	1,578	—	—
Five to ten years	7,785	8,201	—	—
After ten years	15,559	16,373	145	145

	26,253	27,568	152	152

Mortgage-backed securities of government sponsored entities	98,816	101,328	1,527	1,543
Private-label collateralized mortgage obligations	1,693	1,741	—	—

Totals	$126,762	$130,637	$1,679	$1,695

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $53.9 million and $55.7 million at December 31, 2011 and March 31, 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2011 and March 31, 2011, was $17.7 million and $28.6 million, which represented approximately 14% and 22%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio. These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at December 31, 2011.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and March 31, 2011:

December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$313	$1	$313	1
Mortgage-backed securities of government sponsored entities	16,624	124	—	—	16,624	124
State and political subdivisions	—	—	759	25	759	25
Total temporarily impaired securities	$16,624	$124	$1,072	$26	$17,696	$150

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$329	$2	$329	2
Mortgage-backed securities of government sponsored entities	17,150	118	—	—	17,150	118
State and political subdivisions	10,403	304	761	24	11,164	328
Total temporarily impaired securities	$27,553	$422	$1,090	$26	$28,643	$448

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, mortgage-backed securities of government sponsored entities, private-label collateralized mortgage obligations and municipal securities were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 4:           Loans and Allowance for Loan Losses

Categories of loans as of the following dates:

	December 31, 2011	March 31, 2011
	(In thousands)

One-to-four family residential	$153,064	$162,435
Multi-family residential	8,589	8,308
Construction	753	160
Nonresidential real estate and land	62,864	62,508
Commercial	10,526	8,204
Consumer and other	2,257	2,414
	238,053	244,029
Less:
Undisbursed portion of loans in process	1,691	413
Deferred loan origination fees	409	420
Allowance for loan losses	3,854	3,203

Total loans	$232,099	$239,993

Activity in the allowance for loan losses for the fiscal periods ended December 31, 2011 and March 31, 2011, was as follows:

	December 31, 2011	March 31, 2011
	(In thousands)

Balance, beginning of period	$3,203	$2,826
Provision charged to expense	806	552
Losses charged off	(157)	(199)
Recoveries	2	24

Balance, end of period	$3,854	$3,203

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2011, the Company had $3.0 million of residential mortgages, $5.5 million of nonresidential mortgages and land and $57,000 of commercial loans that were modified in troubled debt restructurings. Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $2.4 million in residential mortgage loans, nonresidential real estate and land loans of $2.8 million and $40,000 of commercial loans at December 31, 2011.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

At December 31, 2011 and March 31, 2011, there were no accruing loans delinquent 90 days or more.

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, March 31, 2011	$1,073	$1,967	$158	$5	$—	$3,203
Provision charged to expense	212	580	11	3	—	806
Losses charged off	(157)	—	—	—	—	(157)
Recoveries	—	—	—	2	—	2
Balance, December 31, 2011	$1,128	$2,547	$169	$10	$—	$3,854
Ending balance: individually evaluated for impairment	$320	$1,941	$53	$—	$—	$2,314
Ending balance: collectively evaluated for impairment	$808	$606	$116	$10	$—	$1,540

Loans:
Ending balance	$153,064	$72,206	$10,526	$2,257		$238,053
Ending balance: individually evaluated for impairment	$3,744	$6,955	$92	$—		$10,791
Ending balance: collectively evaluated for impairment	$149,320	$65,251	$10,434	$2,257		$227,262

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,140	$1,469	$209	$8	$—	$2,826
Provision charged to expense	37	488	30	(3)	—	552
Losses charged off	(112)	(5)	(81)	(1)		(199)
Recoveries	8	15	—	1	—	24
Balance, end of year	$1,073	$1,967	$158	$5	$—	$3,203
Ending balance: individually evaluated for impairment	$149	$1,158	$59	$—	$—	$1,366
Ending balance: collectively evaluated for impairment	$924	$809	$99	$5	$—	$1,837

Loans:
Ending balance	$162,435	$70,976	$8,204	$2,414		$244,029
Ending balance: individually evaluated for impairment	$3,183	$6,017	$123	$—		$9,323
Ending balance: collectively evaluated for impairment	$159,252	$64,959	$8,081	$2,414		$234,706

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2011 and March 31, 2011:

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$145,061	$61,970	$10,268	$2,257
Special Mention (Risk 5)	2,979	3,281	166	—
Substandard (Risk 6)	5,024	6,955	92	—
Total	$153,064	$72,206	$10,526	$2,257

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$156,866	$58,341	$7,917	$2,391
Special Mention (Risk 5)	834	6,601	164	—
Substandard (Risk 6)	4,735	6,034	123	23
Total	$162,435	$70,976	$8,204	$2,414

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

Risk 5 or “Special Mention,” also known as “watch,” has potential weakness that deserves Management’s close attention. This risk includes loans where the borrower has developed financial uncertainties or are resolving them. Bank credits have been secured or negotiations will be ongoing to secure further collateral. In accordance with regulatory guidance, this category is generally regarded as temporary, as successful remedial actions will either successfully move the credit back up to Risk 4 or unsuccessful remedial actions will result in the credit being downgraded to Risk 6.

Risk 6 or “Substandard” loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that exhibit a weakening of the borrower’s credit strength with limited credit access and all non-performing loans.

Risk 7 or “Doubtful” loans are significantly under protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that are likely to experience a loss of some magnitude, but where the amount of the expected loss is not known with enough certainty to allow for an accurate calculation of a loss amount for charge off. This category is considered to be temporary until a charge off amount can be reasonably determined.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2011 and March 31, 2011:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,513	$280	$844	$2,637	$150,427	$153,064	$—
All other mortgage loans	903	—	1,905	2,808	69,398	72,206	—
Commercial business loans	17	—	35	52	10,474	10,526	—
Consumer loans	17	9	—	26	2,231	2,257	—

Total	$2,450	$289	$2,784	$5,523	$232,530	$238,053	$—

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,306	$113	$1,782	$3,201	$159,234	$162,435	$—
All other mortgage loans	888	—	1,386	2,274	68,702	70,976	—
Commercial business loans	—	90	—	90	8,114	8,204	—
Consumer loans	—	—	20	20	2,394	2,414	—

Total	$2,194	$203	$3,188	$5,585	$238,444	$244,029	$—

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Non-accrual loans were comprised of the following at December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
Nonaccrual
	(In thousands)

One-to-four family residential loans	$2,433	$2,739
Nonresidential real estate loans	3,271	2,292
All other mortgage loans	—	70
Commercial business loans	92	33
Consumer loans	12	23

Total	$5,808	$5,157

The following table presents impaired loans as of and for the year ended December 31, 2011 and March 31, 2011:

December 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family residential loans	$1,613	$1,613	$—	$1,966	$35
All other mortgage loans	1,771	1,771	—	1,345	52

Loans with a specific valuation allowance
One-to-four family residential loans	250	250	224	557	15
All other mortgage loans	5,184	5,184	1,941	5,142	75
Commercial business loans	92	92	53	76	—

Total:
One-to-four family residential loans	$1,863	$1,863	$224	$2,523	$50
All other mortgage loans	6,955	6,955	1,941	6,487	127
Commercial business loans	92	92	53	76	—
	$8,910	$8,910	$2,218	$9,086	$177

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

March 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One-to-four family residential loans	$2,319	$2,319	$—	$1,781	$91
All other mortgage loans	919	919	—	839	38

Loans with a specific valuation allowance
One-to-four family residential loans	863	863	149	505	7
All other mortgage loans	5,099	5,099	1,158	3,503	128
Commercial business loans	123	123	59	131	6

Total:
One-to-four family residential loans	$3,182	$3,182	$149	$2,286	$98
All other mortgage loans	6,018	6,018	1,158	4,342	166
Commercial business loans	123	123	59	131	6
	$9,323	$9,323	$1,366	$6,759	$270

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

	Quarter-to-Date			Year-to-Date
December 31, 2011	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
Troubled Debt Restructurings	(dollars in thousands)

One-to-four family residential loans	2	$205	$205	2	$205	$205
All other mortgage loans	1	1,051	1,051	2	1,366	1,366
Commercial business loans	—	—	—	2	162	162

All the above TDR classifications occurred due to an effective interest rate below  the market interest rate of similar debt.  Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation.

There were no TDR classifications which defaulted during fiscal period ended December 31, 2011.

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

Note 5:           Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31, 2011	March 31, 2011
	(In thousands)

Land and improvements	$1,748	$1,723
Office buildings and improvements	7,861	7,692
Furniture, fixtures and equipment	3,409	3,092
Leasehold improvements	350	356

	13,368	12,863
Less accumulated depreciation	6,203	5,971

	$7,165	$6,892

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 6:           Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained. Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $28.9 million and $29.9 million at December 31, 2011 and March 31, 2011, respectively. Contractually specified servicing fees, late fees and ancillary fees of approximately $17,000 and $20,000 are included in loan servicing fees in the income statement at December 31, 2011 and March 31, 2011, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $595,000 and $152,000 at December 31, 2011 and March 31, 2011, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows:

	December 31, 2011	March 31, 2011
	(In thousands)

Carrying amount, beginning of period	$261	$265
Additions
Servicing obligations that result from transfers of financial assets	31	48

Subtractions
Amortization	43	52

Carrying amount, end of period	$249	$261

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of period	$319	$307
Fair value, end of period	$249	$319

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 7:           Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $55.2 million at December 31, 2011, and $49.8 million at March 31, 2011.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Due during the year ending December 31,	(In thousands)

2012	$81,613
2013	28,478
2014	13,090
2015	16,565
2016	5,597
Thereafter	2,821

$148,164

Note 8:           Other Short-Term Borrowings

Short-term borrowings included at the following dates:

	December 31, 2011	March 31, 2011
	(In thousands)

Securities sold under repurchase agreements	$5,278	$6,373

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by available-for-sale securities and such collateral is held by the Bank. The maximum amount of outstanding agreements at any month end during fiscal period ended December 31, 2011 and March 31, 2011 totaled $6.2 million and $8.4 million, respectively, and the average daily balance totaled $5.6 million and $7.3 million for fiscal periods ended December 31, 2011 and March 31, 2011, respectively. The agreements at December 31, 2011, mature daily.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 9:           Federal Home Loan Bank Advances

At December 31, 2011, advances from the Federal Home Loan Bank were as follows:

Interest rate range	Maturing year ending December 31,
	(In thousands)

1.92%-1.97%	2012	$5,500
1.07%-2.60%	2013	5,000
2.63%-2.86%	2014	9,000
2.44%-3.96%	2015	7,500

		$27,000

At December 31, 2011, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended December 31,	(In thousands)

2012	$5,500
2013	5,000
2014	9,000
2015	7,500
27,000
Deferred prepayment penalty, net of amortization	(403)
$26,597

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. During the quarter ended December 31, 2010, the Company prepaid $8.5 million of Federal Home Loan Bank advances which resulted in a prepayment penalty of $526,000. The Company replaced these advances with lower rate advances of $8.5 million whose present value, based on a discount rate equal to the cost of funds rate of the original advances, was not substantially different than the value of the original advances immediately prior to prepayment. As such, the Company was required to defer the $526,000 penalty over the life of the new advances. As of December 31, 2011, the Bank had $403,000 in unamortized prepayment penalties.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Additionally, as a member of the Federal Home Loan Bank system at December 31, 2011, the Bank had the ability to obtain up to $77.1 million in additional borrowings. Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio. The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At December 31, 2011, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $21.8 million, none of which was drawn. The Bank had approximately $22.1 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:       Income Taxes

The provision for income taxes includes these components:

	December 31, 2011	March 31, 2011
	(In thousands)

Taxes currently payable	$483	$907
Deferred income taxes	(249)	(322)

Income tax expense	$234	$585

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31, 2011	March 31, 2011
	(In thousands)

Computed at the statutory rate (34%)	$533	$946
Increase (decrease) resulting from
Tax exempt interest	(222)	(302)
Earnings on bank-owned life insurance	(85)	(79)
Other	8	20

Actual tax expense	$234	$585

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31, 2011	March 31, 2011
	(In thousands)

Deferred tax assets
Deferred loan origination fees	$139	$143
Allowance for loan losses	1,310	1,089
Real estate owned valuation	388	226
Pension adjustment	349	221
Reserve for uncollected interest	109	64
Benefit plan expenses	116	140

Total deferred tax assets	2,411	1,883

Deferred tax liabilities
Prepaid pension	(119)	(130)
Federal Home Loan Bank stock dividends	(1,217)	(1,217)
Book/tax depreciation differences	(423)	(235)
Financed loan fees	(85)	(83)
Unrealized gains on securities available-or-sale	(1,317)	(893)
Mortgage servicing rights	(84)	(88)
Purchase price adjustments – net	(74)	(98)

Total deferred tax liabilities	(3,319)	(2,744)

Net deferred tax liability	$(908)	$(861)

Prior to fiscal 1997, Wayne Savings was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of December 31, 2011. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at December 31, 2011.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 11:       Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31, 2011	March 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$3,876	$2,627
Net unrealized loss for unfunded status of defined benefit plan liability	(1,026)	(651)

	2,850	1,976
Tax effect	(969)	(671)

Net-of-tax amount	$1,881	$1,305

Note 12:       Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, based on the computations for the Thrift Financial Report (TFR) the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2011 that management believes have changed the Bank’s capital classification.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The Bank’s actual capital amounts and ratios as of December 31, 2011 and March 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Tangible capital	$35,132	8.7%	$6,074	1.5%	$20,248	5.0%
Core capital	35,132	8.7	16,198	4.0	24,297	6.0
Risk-based capital	38,070	16.2	18,802	8.0	23,503	10.0

As of March 31, 2011
Tangible capital	$34,051	8.4%	$6,053	1.5%	$20,176	5.0%
Core capital	34,051	8.4	16,141	4.0	24,212	6.0
Risk-based capital	35,888	15.1	19,023	8.0	23,779	10.0

Note 13:       Related Party Transactions

At December 31, 2011 and March 31, 2011, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features. Such loans are summarized below.

	December 31, 2011	March 31, 2011
	(In thousands)

Aggregate balance – Beginning of period	$2,377	$2,439
New loans	—	—
Repayments	(37)	(62)

Aggregate balance – End of period	$2,340	$2,377

The Bank has undrawn lines of credit to certain directors totaling $217,000 and $706,000 as of December 31, 2011 and March 31, 2011, respectively.

Deposits from related parties held by the Bank at December 31, 2011 and March 31, 2011, totaled $515,000 and $523,000, respectively.

The Bank paid legal fees to a law firms of which a director of the Company is counsel. The amounts paid totaled approximately $7,000 and $42,000 for the periods ended December 31, 2011 and March 31, 2011, respectively.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through fiscal 2020 and payments totaling approximately $30,000 per year through fiscal 2014 and $10,000 for fiscal 2015. Rental expense for this lease was $21,000 and $29,000 for the periods ended December 31, 2011 and March 31, 2011, respectively.

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

The Company expects to contribute approximately $5,000 to the plan in fiscal 2012.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	Pension Benefits
	December 31, 2011	March 31, 2011
	(In thousands)
Change in benefit obligation
Beginning of year	$1,386	$1,272
Interest cost	58	76
Actuarial loss	315	56
Benefits paid	(15)	(18)
Settlements	(47)	—

End of year	1,697	1,386

Change in fair value of plan assets
Beginning of year	1,116	1,034
Actuarial return on plan assets	(39)	94
Employer contribution	5	6
Benefits paid	(15)	(18)
Settlements	(47)	—

End of year	1,020	1,116

Funded status at end of year	$(677)	$(270)

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	Pension Benefits
	December 31, 2011	March 31, 2011
	(In thousands)

Net loss	$(1,026)	$(651)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $62,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.7 million and $1.4 million at December 31, 2011 and March 31, 2011, respectively.

	December 31, 2011	March 31, 2011
	(In thousands)

Components of net periodic benefit cost
Interest cost	$59	$76
Expected return on plan assets	(49)	(60)
Amortization of net loss	27	35

Net periodic benefit cost	$37	$51

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

At December 31, 2011 and March 31, 2011, the fair value of plan assets as a percentage of the total was invested in the following:

	December 31, 2011	March 31, 2011

Equity securities	61%	60%
Debt securities	32	25
Cash and cash equivalents	7	15

	100%	100%

Benefit payments expected to be paid from the plan as of December 31, 2011 are as follows:

(In thousands)

2012	$37
2013	40
2014	40
2015	51
2016	58
Thereafter	451

$677

Significant assumptions include:

	Pension Benefits
	December 31, 2011	March 31, 2011

Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.40%	5.75%
Rate of compensation increase (frozen)	N/A	N/A

Weighted-average assumptions used to determine benefit cost:
Discount rate	5.75%	6.14%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

The fair value of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

December 31, 2011		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Mid Cap Blend (a)	$46	$46	$—	$—
Large Cap Value (b)	32	32	—	—
Intn’l Large Cap Blend (c)	91	91	—	—
Mid Cap Blend (d)	57	57	—	—
Natural Resources (e)	20	20	—	—
Mutual funds-Fixed Income
Short-Term Bond (f)	36	36	—	—
Cash
Cash Mgm’t Funds-Taxable	66	66	—	—
Cash Receivable	3	3	—	—
Fixed Income Securities
US Government Obligations	65	65	—	—
US Government Agencies	50	50
Corporate Obligations	216	216	—	—
Equity Securities
Common Stock	313	313	—	—
Common Stock-Foreign	25	25	—	—
Total	$1,020	$1,020	$—	$—

(a)This category seeks long-term capital appreciation by investing primarily in equity securities of mid-cap companies.
(b)This category contains primarily companies which seek total return on investment, with dividend income as an important component of that return.
(c)This category seeks total return by investing in equities of large cap international companies. The focus of the category’s investments is in companies that have demonstrated the ability to grow the value of the enterprise at a higher rate than the cost of capital.
(d)This category pursues primarily mid cap companies with goals of long-term capital appreciation. It invests in a strategic combination of U.S. and foreign companies whose situs, or geographical locations, gives them a competitive advantage and the potential to outperform.
(e)This category’s objective is to reduce risk related to inflation and diversify into investments which are less correlated to U.S. stocks and Bonds.
(f)This category’s objective is to invest in high quality corporate bonds, U.S. Treasuries and government agencies to increase income without assuming a great deal of risk.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

March 31, 2011		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Mid Cap Blend (a)	$50	$50	$—	$—
Mid Cap Value (b)	32	32	—	—
Intn’l Large Cap Blend (c)	105	105	—	—
Small Cap Blend (d)	43	43	—	—
Large Cap Blend (e)	13	13	—	—
Cash
Cash Mgm’t Funds-Taxable	167	167	—	—
Accrued Income	3	3	—	—
Fixed Income Securities
US Government Obligations	65	65	—	—
Corporate Obligations	216	216	—	—
Equity Securities
Common Stock	375	375	—	—
Common Stock-Foreign	47	47	—	—

Total	$1,116	$1,116	$—	$—

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

December 31, 2011 and March 31, 2011

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

ESOP expense for the nine month period ended December 31, 2011 and the year ended March 31, 2011, was $67,000 and $93,000, respectively.

Share information for the ESOP is as follows at December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011

Allocated shares	97,812	89,227
Shares released for allocation	—	2,150
Unearned shares	65,453	71,888

Total ESOP shares	163,265	163,265

Fair value of unearned shares at end of period	$507,915	$615,361

At December 31, 2011, the fair value of the 97,812 allocated shares held by the ESOP was approximately $759,000.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees. The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions. Expense related to the 401(k) plan totaled $112,000 and $163,000 for the fiscal periods ended December 31, 2011 and March 31, 2011, respectively.

Finally, the Company provides post-retirement benefits to certain officers of the Company under split-dollar life insurance policies. The Company accounts for the policies in accordance with ASC 715-60, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability is recognized based on the substantive agreement with the employee. During the fiscal period ended December 31, 2011, the Company recorded income of $51,000 based on an actuarial adjustment and expense of $27,000 during the period ended March 31, 2011, for the split-dollar life postretirement insurance benefits.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 15:       Stock Option Plan

The Company’s Share Option Plan (the Plan), which was approved by stockholders, permits the grant of up to 204,081 share options to its employees. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. All outstanding options are fully exercisable. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). There was no compensation cost recognized in the income statement for share-based payment arrangements during the fiscal periods ended December 31, 2011 and March 31, 2011.

A summary of option activity under the Plan for the fiscal year ended December 31, 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	83,816	$13.95
Granted	–	–
Exercised	–	–
Forfeited or expired	20,408	$13.95

Outstanding, end of period	63,408	$13.95	1.75	$–

Exercisable, end of period	63,408	$13.95	1.75	$–

As of December 31, 2011 and March 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 16:       Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Nine Month Period Ended December 31, 2011
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)

Net income	$1,334

Basic earnings per share
Income available to common stockholders		2,930,106	$0.46

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,334	2,930,106	$0.46

	12 Month Period Ended March 31, 2011
	Net Income	Weighted-Average Shares	Per Share Amount
	(In thousands)

Net income	$2,198

Basic earnings per share
Income available to common stockholders		2,923,637	$0.75

Effect of dilutive securities
Stock options		–

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,198	2,923,637	$0.75

Options to purchase 63,408 shares of common stock at an exercise price of $13.95 per share were outstanding at December 31, 2011 and 83,816 at March 31, 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares in both years.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and March 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
December 31, 2011

U.S. government agencies	$1,584	$—	$1,584	$—
Mortgage-backed securities of government sponsored entities	101,328	—	101,328	—
Private-label collateralized mortgage obligations	1,741	—	1,741	—
State and political subdivisions	25,984	—	25,984	—

March 31, 2011

U.S. government agencies	$2,008	$—	$2,008	$—
Mortgage-backed securities of government sponsored entities	102,258	—	102,258	—
Private-label collateralized mortgage obligations	2,338	—	2,338	—
State and political subdivisions	25,352	—	25,352	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

At December 31, 2011, collateral dependent impaired loans consisted primarily of loans secured by multi-family residential real estate, nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluation of appraisals performed.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and March 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011			(In thousands)
Impaired loans	$3,468	$—	$—	$3,468
Foreclosed assets held for sale	1,283	—	—	1,283
March 31, 2011
Impaired loans	$4,766	$—	$—	$4,766
Foreclosed assets held for sale	1,710	—	—	1,710

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

	December 31, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$19,816	$19,816	$8,271	$8,271
Available-for-sale securities	130,637	130,637	131,956	131,956
Held-to-maturity securities	1,679	1,695	591	603
Loans, net of allowance for loan losses	232,099	239,983	239,993	244,500
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025
Interest receivable	1,314	1,314	1,647	1,647

Financial liabilities
Deposits	333,848	332,222	320,072	313,888
Other short-term borrowings	5,278	5,278	6,373	6,373
Federal Home Loan Bank advances	26,597	27,717	39,507	40,215
Advances from borrowers for taxes and insurance	941	941	559	559
Interest payable	66	66	123	123

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

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at December 31, 2011 and March 31, 2011.

Note 18:       Commitments and Credit Risk

Total commercial and commercial real estate loans made up 34% and 32% of the loan portfolio at December 31, 2011 and March 31, 2011, respectively, with most of these loans secured by commercial real estate and business assets mainly in Ohio. Installment loans account for approximately 1% of the loan portfolio in both fiscal periods ending December 31, 2011 and March 31, 2011. These loans are secured by consumer assets including automobiles, which account for 38% and 48%, respectively, of the installment loan portfolio. Real estate loans comprise 64% and 67% of the loan portfolio as of December 31, 2011 and March 31, 2011, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks as of December 31, 2011 and March 31, 2011, is $2.6 million and $3.0 million, respectively, of uninsured deposits in the form of branch cash on hand.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

At December 31, 2011 and March 31, 2011, the Company had outstanding commitments to originate fixed rate loans aggregating approximately $731,000 and $434,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year. Total mortgage loans in the process of origination amounted to approximately $330,000 and $100,000 at December 31, 2011 and March 31, 2011, respectively.

The Company had undisbursed amounts of residential loans of $320,000, nonresidential of $250,000 and commercial loans of $66,000 at December 31, 2011. The Company had undisbursed amounts of residential loans of $204,000, nonresidential loans of $139,000 and $5,000 in land loans at March 31, 2011.

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

The Company had total outstanding standby letters of credit amounting to $145,000 and $172,000, at December 31, 2011 and March 31, 2011, respectively, with terms not exceeding eleven months. At both December 31, 2011 and March 31, 2011, the Company had no deferred revenue under standby letter of credit agreements.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

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

At December 31, 2011, the Company had granted unused lines of credit to borrowers aggregating approximately $11.3 million and $17.7 million for commercial lines and open-end consumer lines, respectively. At March 31, 2011, unused lines of credit to borrowers aggregated approximately $12.0 million for commercial lines and $16.9 million for open-end consumer lines, respectively.

Leases

The Company currently leases two branch banking facilities under an operating lease. The first lease originated in fiscal 2000 for a ten year term and two five year renewal options of which the Company committed to another five year renewal ending in April 2014. The Company’s second operating lease commenced in fiscal 2001 for an original five year term with 3 five year renewal options and has currently renewed the third option to expire in April 2016. The minimum annual lease payments over the current lease term are as follows:

Fiscal year ended	(In thousands)

2012	$60
2013	61
2014	41
2015	31
2016	10

Total	$203

The Company incurred rental expense under operating leases totaling approximately $50,000 and $91,000 for the fiscal periods ended December 31, 2011 and March 31, 2011, respectively.

There were no other material commitments or contingencies at December 31, 2011.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 19:       Recent Accounting Developments

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

FASB Accounting Standards Update (ASU) 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (Topic 860), issued on April 29, 2011, concerns the improvement of accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity by amending the criteria for determining effective control of collateral. The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company). Early adoption is not permitted. The adoption of FASB ASU 2011-03 did not have a material effect on the Company’s financial condition or results of operations.

FASB Accounting Standards Update (ASU) 2011-04 “Fair Value Measurement” (Topic 820), issued on May 12, 2011, concerns the establishment of a global standard for applying fair value measurement and clarifies three points in topic 820. First, only non-financial assets should be valued via a determination of their best use. Second, an instrument in shareholder’s equity should be measured from the perspective of an investor or trader who owns that instrument. Third, data will need to be provided and methods disclosed for assets valued in level 3 of the fair value hierarchy. The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company). Early adoption is not permitted. The adoption of FASB ASU 2011-04 did not have a material effect on the Company’s financial condition or results of operations.

FASB Accounting Standards Update (ASU) 2011-05 “Comprehensive Income” (Topic 220), issued on June 16, 2011, concerns the presentation of comprehensive income in financial statements. An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company). Early adoption is permitted. The adoption of FASB ASU 2011-05 did not have a material effect on the Company’s financial condition or results of operations.

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

FASB Accounting Standards Update (ASU) 2011-08 Intangibles – Goodwill and Other” (Topic 350), issued on September 15, 2011, concerns the cost and complexity of performing the first step of the two step goodwill impairment test. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the original ASU topic 350. The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company). Early adoption is permitted. The adoption of FASB ASU 2011-08 did not have a material effect on the Company’s financial condition or results of operations.

Note 20:       Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31, 2011	March 31, 2011
	(In thousands)
Assets
Cash and due from banks	$150	$172
Notes receivable from the Bank	770	852
Investment in the Bank	38,974	37,387
Prepaid expenses and other assets	17	66

Total assets	$39,911	$38,477

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$196	$198

Stockholders’ equity
Common stock and additional paid-in capital	36,384	36,395
Retained earnings	16,635	15,828

Shares acquired by ESOP	(655)	(719)
Treasury stock – at cost	(14,530)	(14,530)
Accumulated other comprehensive income	1,881	1,305

Total stockholders’ equity	39,715	38,279

Total liabilities and stockholders’ equity	$39,911	$38,477

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Condensed Statements of Income

	December 31, 2011	March 31, 2011
	9 months	12 months
	(In thousands)

Operating Income
Interest income	$38	$55
Dividends from the Bank	501	842
Total operating income	539	897

Noninterest Expense	206	227

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	333	670

Federal Income Tax Benefits	(56)	(59)
Income before equity in undistributed income of the Bank	389	729

Equity in undistributed income of the Bank	945	1,469

Net Income	$1,334	$2,198

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Condensed Statements of Cash Flows

	December 31, 2011	March 31, 2011
	9 months	12 months
	(In thousands)
Operating Activities
Net income	$1,334	$2,198
Items not requiring (providing) cash
Equity in undistributed net income of the Bank	(945)	(1,469)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	35	(9)
Accrued expenses and other liabilities	(1)	1
Net cash provided by operating activities	423	721

Investing Activities
Repayment of ESOP loan	82	81

Net cash provided by investing activities	82	81

Financing Activities
Payment of dividends on common stock	(527)	(702)

Net cash used in financing activities	(527)	(702)

Net Change in Cash and Cash Equivalents	(22)	100

Cash and Cash Equivalents at Beginning of Period	172	72

Cash and Cash Equivalents at End of Period	$150	$172

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

Note 21:       Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the nine month period ended December 31, 2011 and the year ended March 31, 2011:

	Three Months Ended
Nine month Period Ended December 31, 2011:	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$4,372	$4,212	$4,024
Total interest expense	1,090	1,027	862

Net interest income	3,282	3,185	3,162

Provision for loan losses	70	442	294
Noninterest income	441	534	515
Noninterest expense	3,002	2,952	2,791

Income before income taxes	651	325	592
Federal income taxes	136	16	82

Net income	$515	$309	$510

Earnings per share
Basic	$0.18	$0.10	$0.18

Diluted	$0.18	$0.10	$0.18

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and March 31, 2011

	Three Months Ended
Year ended March 2011:	June 30,	September 30,	December 31,	March 31,
	(In thousands, except per share data)

Total interest income	$4,707	$4,601	$4,381	$4,296
Total interest expense	1,435	1,367	1,248	1,164

Net interest income	3,272	3,234	3,133	3,132

Provision for loan losses	190	120	120	122
Noninterest income	492	487	484	368
Noninterest expense	2,741	2,714	2,908	2,904

Income before income taxes	833	887	589	474
Federal income taxes	190	213	113	69

Net income	$643	$674	$476	$405

Earnings per share
Basic	$0.22	$0.23	$0.16	$0.14

Diluted	$0.22	$0.23	$0.16	$0.14

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2011.

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

/s/ Rod C. Steiger	/s/ Myron Swartzentruber
Rod C. Steiger	Myron Swartzentruber
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
March 23, 2012	March 23, 2012

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 24, 2012, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about April 15, 2012.

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

(a)(3)	Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.0(2)	Form of Common Stock Certificate of Wayne Savings Bancshares, Inc.
10.1(3)	Employment Agreement between Wayne Savings Community Bank and Steven G. Dimos dated April 14, 2008
10.2(4)	Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 30, 2006
10.3(8)	Employment Agreement between Wayne Savings Community Bank and Rod C. Steiger dated January 15, 2011
10.4(5)	The Wayne Savings and Loan Company 1993 Incentive Stock Option Plan
10.5(6)	Wayne Savings Bancshares, Inc. Amended and Restated 2003 Stock Option Plan
11.0(7)	Statement re: computation of per share earnings
21.0	Subsidiaries of Registrant-Reference is made to Item 1 – "Business" for the Required Information
23.0	Consent of BKD, LLP
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

104

________________________

(1)	Filed as exhibits to the Plan of Conversion and Reorganization filed as Exhibit 2 to the Registrant’s registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(2)	Filed as Exhibit 4, to the Registrant’s registration statement on Form SB-2, initially filed on September 18, 2001, as amended (Registration No. 333-69600).

(3)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on April 18, 2008 (File No. 000-23433).

(4)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on December 6, 2006 (File No. 000-23433).

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on December 4, 1997 (File No. 333-41479).

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on October 5, 2004 (File No. 333-119556).

(7)	Incorporated by reference to Note A.8. of "Notes to Consolidated Financial Statements" in Item 8 hereof.

(b)	The Exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

(8)	Incorporated by reference to the Exhibits to the Company’s Form 8-K filed on January 18, 2011 (File No. 000-23433)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: March 23, 2012	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Rod C. Steiger	By:	/s/Myron Swartzentruber
	Rod C. Steiger, President and Chief		Myron Swartzentruber,
	Executive Officer and Director		Senior Vice President and
	(Principal Executive Officer)		Chief Financial Officer

Date: March 23, 2012		Date: March 23, 2012

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Director

Date: March 23, 2012		Date: March 23, 2012

By:	/s/Jonathan Ciccotelli	By:	/s/James C. Morgan
	Jonathan Ciccotelli, Director		James C. Morgan
Chairman of the Board of Directors

Date: March 23, 2012		Date: March 23, 2012

By:	/s/Terry A. Gardner	By:	/s/Debra A. Marthey
	Terry A. Gardner, Director		Debra A. Marthey, Director

Date: March 23, 2012		Date: March 23, 2012

Exhibit 23.0

Consent of Registered Independent Public Accounting Firm

We consent to the incorporation by reference in Registration Statements No. 333-105845 and No. 333-119556 of Wayne Savings Bancshares, Inc. on Forms S-8 of our report dated March 23, 2012 on our audit of the consolidated financial statements of Wayne Savings Bancshares, Inc. as of and for the nine-month period ended December 31, 2011 and for the year ended March 31, 2011, which is included in this Annual Report on Form 10-K of Wayne Savings Bancshares, Inc., for the nine-month period ended December 31, 2011.

/s/ BKD, LLP

Cincinnati, Ohio

March 23, 2012

Exhibit 31.1

PURSUANT TO RULE 13a-14(a) AND 15d-14(a)

OF THE SECURITIES EXHANGE ACT OF 1934

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Rod C. Steiger, certify that:

1.	I have reviewed this annual report on Form 10-K of Wayne Savings Bancshares, Inc. (the "Registrant");

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: March 23, 2012	/s/ Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Exhibit 31.2

PURSUANT TO RULE 13a-14(a) AND 15d-14(a)

OF THE SECURITIES EXHANGE ACT OF 1934

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Myron Swartzentruber, certify that:

1.	I have reviewed this annual report on Form 10-K of Wayne Savings Bancshares, Inc. (the "Registrant");

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)	Designed such disclosure controls and procedures, caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 23, 2012	/s/ Myron Swartzentruber
Myron Swartzentruber
Senior Vice President
and Chief Financial Officer

Exhibit 32.0

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

I, Rod C. Steiger, President and Chief Executive Officer, and Myron Swartzentruber, Senior Vice President and Chief Financial Officer, of Wayne Savings Bancshares, Inc. (the "Company"), hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)                 The Annual Report on Form 10-K of the Company for the year ended December 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(2)                 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 23, 2012	By:	/s/ Rod C. Steiger
Rod C. Steiger, President and
Chief Executive Officer

Date: March 23, 2012	By:	/s/ Myron Swartzentruber
Myron Swartzentruber, Senior Vice President
and Chief Financial Officer

Note: A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Wayne Savings Bancshares, Inc. and will be retained by Wayne Savings Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.