Form 10-K/A
period 2011-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2012-03-23
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Wayne Savings Bancshares, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 23, 2012, is to amend Exhibit 101 to the Form 10-K to remove references from the original XBRL (eXtensible Business Reporting Language) files which contained the word “unaudited.”

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Date:	March 23, 2012	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	March 23, 2012	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer