Form 10-Q
period 2012-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2012-05-09
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 4, 2012, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$12,586	$14,215
Interest-bearing demand deposits	3,911	5,601
Cash and cash equivalents	16,497	19,816

Available-for-sale securities	132,673	130,637
Held-to-maturity securities	1,665	1,679
Loans receivable – net of allowance for loan losses of $4,574 and $3,854 at March 31, 2012 and December 31, 2011, respectively	231,458	232,099
Premises and equipment	7,105	7,165
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	105	1,283
Accrued interest receivable	1,547	1,314
Bank-owned life insurance	8,507	7,193
Goodwill	1,719	1,719
Other intangible assets	196	219
Prepaid Federal Deposit Insurance Corporation premiums	795	868
Other assets	1,377	1,026
Prepaid federal income taxes	217	54
Total assets	$408,886	$410,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$75,546	$76,750
Savings and money market	111,196	108,934
Time	145,142	148,164
Total deposits	331,884	333,848

Other short-term borrowings	6,897	5,278
Federal Home Loan Bank advances	26,627	26,597
Accrued interest payable and other liabilities	2,916	3,751
Deferred federal income taxes	958	908
Total liabilities	369,282	370,382

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,982	35,986
Retained earnings	16,611	16,635
Shares acquired by ESOP	(634)	(655)
Accumulated other comprehensive income, net of tax effects	1,777	1,881
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	39,604	39,715
Total liabilities and stockholders’ equity	$408,886	$410,097

See accompanying notes to condensed consolidated financial statements. 2

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For three months ended March 31, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Interest and Dividend Income
Loans	$2,986	$3,175
Securities	942	1,062
Dividends on Federal Home Loan Bank stock and other	59	59
Total interest and dividend income	3,987	4,296

Interest Expense
Deposits	610	848
Other short-term borrowings	2	5
Federal Home Loan Bank advances	179	311
Total interest expense	791	1,164

Net Interest Income	3,196	3,132

Provision for Loan Losses	787	122

Net Interest Income After Provision for Loan Losses	2,409	3,010

Noninterest Income
Gain on loan sales	46	7
Trust income	92	65
Earnings on bank-owned life insurance	73	57
Service fees, charges and other operating	257	235
Total noninterest income	468	364

Noninterest Expense
Salaries and employee benefits	1,637	1,441
Net occupancy and equipment expense	476	472
Federal deposit insurance premiums	79	122
Franchise taxes	101	94
Provision for impairment on foreclosed assets held for sale	—	421
Loss (Gain) on sale of foreclosed assets held for sale	13	(4)
Amortization of intangible assets	23	23
Other	456	331
Total noninterest expense	2,785	2,900

Income Before Federal Income Taxes	92	474

Provision (Benefit) for Federal Income Taxes	(60)	69

Net Income	$152	$405

Other comprehensive income (loss):

Unrealized gains (losses) on available-for-sale securities	(157)	38
Change in defined benefit plan unrecognized net loss	—	(22)
Amortization of net loss included in net periodic pension cost	—	35
Components of other comprehensive income (loss), before tax effect	(157)	51
Tax (expense) benefit	53	(16)

Other comprehensive income (loss)	(104)	35

Comprehensive income	48	440

Basic Earnings Per Share	$0.05	$0.14

Diluted Earnings Per Share	$0.05	$0.14

Dividends Per Share	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements. 3

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011

Operating Activities
Net income	$152	$405
Items not requiring (providing) cash
Depreciation and amortization	134	127
Provision for loan losses	787	122
Amortization of premiums and discounts on securities – net	510	391
Amortization of mortgage servicing rights	17	11
Amortization of deferred loan origination fees	(21)	(16)
Amortization of intangible assets	23	23
Increase in value of bank owned life insurance	(71)	(62)
Amortization expense of stock benefit plan	17	19
Provision for impairment on foreclosed assets held for sale	—	421
Loss (gain) on sale of foreclosed assets held for sale	13	(4)
Gain on sale of loans	(46)	(7)
Proceeds from sale of loans in secondary market	1,374	385
Origination of loans for sale in the secondary market	(1,328)	(378)
Deferred income taxes	104	(157)
Changes in
Accrued interest receivable	(233)	(356)
Other assets	(531)	222
Prepaid federal deposit insurance premiums	73	114
Interest payable and other liabilities	(502)	(527)
Net cash provided by operating activities	472	733

Investing Activities
Purchase of available-for-sale securities	(13,885)	(11,066)
Proceeds from maturities of available-for-sale securities	11,182	10,543
Proceeds from maturities of held-to-maturity securities	13	12
Net change in loans	(125)	(2,309)
Purchase of Bank owned life insurance	(1,243)	—
Purchase of premises and equipment	(74)	(24)
Proceeds from the sale of foreclosed assets	1,165	121
Net cash used in investing activities	(2,967)	(2,723)

See accompanying notes to condensed consolidated financial statements. 4

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011

Financing Activities
Net change in deposits	$(1,964)	$89
Net change in other short-term borrowings	1,619	(1,086)
Proceeds from Federal Home Loan Bank and Federal Reserve advances	10	—
Repayments of Federal Home Loan Bank and Federal Reserve advances	20	30
Advances by borrowers for taxes and insurance	(333)	(395)
Cash dividends paid	(176)	(177)
Net cash used in by financing activities	(824)	(1,539)

Decrease in Cash and Cash Equivalents	(3,319)	(3,529)

Cash and Cash equivalents, Beginning of period	19,816	11,800

Cash and Cash equivalents, End of period	$16,497	$8,271

Supplemental Cash Flows Information:
Interest paid on deposits and borrowings	$788	$646

Federal income taxes paid	$—	$175

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$77

Unrealized gains on securities designated as available-for-sale,
net of related tax effects	$(104)	$25

Dividends payable	$180	$180

See accompanying notes to condensed consolidated financial statements. 5

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the nine month fiscal period ended December 31, 2011. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year. The condensed consolidated balance sheet of the Company as of December 31, 2011, has been derived from the consolidated balance sheet of the Company as of that date.

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

	For the three months ended March 31,
	2012	2011
Weighted-average common shares outstanding (basic)	2,938,660	2,930,075
Dilutive effect of assumed exercise of stock options	—	—
Weighted-average common shares outstanding (diluted)	2,938,660	2,930,075

None of the outstanding options were included in the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011, as the average fair value of the shares was less than the option exercise prices.

Note 4: Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. As of March 31, 2012, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in August of 2013 unless otherwise exercised or forfeited.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10. FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. There were no options granted during the three months ended March 31, 2012 and 2011. There was no compensation expense recognized for the stock option plan during the three months ended March 31, 2012 and 2011, as all options were fully vested prior to these periods.

A summary of the status of the Company’s stock option plan as of and for the three months ended March 31, 2012, and for the year ended December 31, 2011 is presented below:

	Three months ended March 31,		Year ended December 31,
	2012		2011
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	63,408	$13.95	83,816	$13.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,000)	13.95	(20,408)	13.95

Outstanding at end of period	61,408	$13.95	63,408	$13.95

Options exercisable at period-end	61,408	$13.95	63,408	$13.95

The following information applies to options outstanding at March 31, 2012:

Number outstanding	61,408
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	1.50 years

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined). As of March 31, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2012, the Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2012 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2012
Tangible capital	$35,197	8.7%	$6,106	1.5%	$20,355	5.0%
Core capital	35,197	8.7	16,284	4.0	24,426	6.0
Risk-based capital	38,016	17.0	17,904	8.0	22,380	10.0

As of December 31, 2011
Tangible capital	$35,132	8.7%	$6,074	1.5%	$20,248	5.0%
Core capital	35,132	8.7	16,198	4.0	24,297	6.0
Risk-based capital	38,070	16.2	18,802	8.0	23,503	10.0

Note 6: Recent Accounting Developments

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12, issued in December 2011 is a deferral of only those changes in update 2011-05 that relates to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in Update 2011-05 are not affected by this update, including the requirements to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on the Company’s consolidated financial statements.

Note 7: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities:
March 31, 2012:
U.S. government agencies	$1,471	$16	$1	$1,486
Mortgage-backed securities of government sponsored entities	100,771	2,615	73	103,313
Private-label collateralized mortgage obligations	1,515	49	—	1,564
State and political subdivisions	25,198	1,144	32	26,310

Totals	$128,955	$3,824	$106	$132,673
10

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities:
December 31, 2011:
U.S. government agencies	$1,559	$26	$1	$1,584
Mortgage-backed securities of government sponsored entities	98,816	2,636	124	101,328
Private-label collateralized mortgage obligations	1,693	48	—	1,741
State and political subdivisions	24,694	1,315	25	25,984

Totals	$126,762	$4,025	$150	$130,637

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2012:
U.S. government agencies	$143	$—	$1	$142
Mortgage-backed securities of government sponsored entities	1,515	15	—	1,530
State and political subdivisions	7	—	—	7

	$1,665	$15	$1	$1,679

December 31, 2011:
U.S. government agencies	$145	$—	$—	$145
Mortgage-backed securities of government sponsored entities	1,527	16	—	1,543
State and political subdivisions	7	—	—	7

	$1,679	$16	$—	$1,695

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$1,305	$1,321	$7	$7
One to five years	1,531	1,590	—	—
Five to ten years	7,783	8,111	—	—
After ten years	16,050	16,774	143	142

	26,669	27,796	150	149

Mortgage-backed securities of government sponsored entities	100,771	103,313	1,515	1,530
Private-label collateralized mortgage obligations	1,515	1,564	—	—

Totals	$128,955	$132,673	$1,665	$1,679

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $56.8 million and $53.9 million at March 31, 2012 and December 31, 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2012 and December 31, 2011, was $21.8 million and $17.7 million, which represented approximately 16% and 14%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio. These declines resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at March 31, 2012.

Should the impairment of any of these government agency, mortgage-backed and state and political subdivision securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

March 31, 2012

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$449	$2	$449	$2
Mortgage-backed securities of government sponsored entities	18,403	62	847	11	19,250	73
Private-label collateralized mortgage obligations	91	0	—	—	91	0
State and political subdivisions	1,360	7	759	25	2,119	32
Total temporarily impaired securities	$19,854	$69	$2,055	$38	$21,909	$107

December 31, 2011

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$313	$1	$313	$1
Mortgage-backed securities of government sponsored entities	16,624	124	—	—	16,624	124
State and political subdivisions	—	—	759	25	759	25
Total temporarily impaired securities	$16,624	$124	$1,072	$26	$17,696	$150

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 8: Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Recurring Measurements

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
U.S. government agencies	$1,486	$—	$1,486	$—
Mortgage-backed securities of government sponsored entities	103,313	—	103,313	—
Private-label collateralized mortgage obligations	1,564	—	1,564	—
State and political subdivisions	26,310	—	26,310	—

December 31, 2011
U.S. government agencies	$1,584	$—	$1,584	$—
Mortgage-backed securities of government sponsored entities	101,328	—	101,328	—
Private-label collateralized mortgage obligations	1,741	—	1,741	—
State and political subdivisions	25,984	—	25,984	—

Nonrecurring Measurements

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

dependent and subsequently as necessary. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by estimated costs to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
Collateral-dependent impaired loans	$419	$—	$—	$419

December 31, 2011
Collateral-dependent impaired loans	$3,468	$—	$—	$3,468
Foreclosed assets	1,283	—	—	1,283

 Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at 3/31/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$419,000	Market comparable properties	Selling Cost	10%
16

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012	(In thousands)
Financial assets
Cash and cash equivalents	$16,497	$16,497	$—	$—
Held-to-maturity securities	1,665	—	1,679	—
Loans, net of allowance for loan losses	231,458	—	—	240,596
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,547	—	1,547	—

Financial liabilities
Deposits	331,884	—	330,035	—
Other short-term borrowings	6,897	—	6,897	—
Federal Home Loan Bank advances	26,627	—	27,692	—
Advances from borrowers for taxes and insurance	608	—	608	—
Interest payable	71	—	71	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011	(In thousands)
Financial assets
Cash and cash equivalents	$19,816	$19,816	$—	$—
Held-to-maturity securities	1,679	—	1,695	—
Loans, net of allowance for loan losses	232,099	—	—	239,983
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,314	—	1,314	—

Financial liabilities
Deposits	333,848	—	332,222	—
Other short-term borrowings	5,278	—	5,278	—
Federal Home Loan Bank advances	26,597	—	27,717	—
Advances from borrowers for taxes and insurance	941	—	941	—
Interest payable	66	—	66	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2012 and December 31, 2011.

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

The risk characteristics of each portfolio segment are as follows:

Residential Real Estate Loans

For residential mortgage loans that are secured by one-to-four family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

All Other Mortgage Loans

All other mortgage loans consist of residential construction loans, non-residential real estate loans, land loans and multifamily real estate loans.

Residential construction loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated. These loans are generally owner-occupied and the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.

Non-residential real estate loans are negotiated on a case by case basis. Loans secured by non-residential real estate generally involve a greater degree of risk than one-to- four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential real estate is typically

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originated loans to commercial customers with land held as the collateral.

Multi-family real estate loans generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Business Loans

Commercial business loans carry a higher degree of risk than one-to-four family residential loans. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company originates commercial loans generally in the $50,000 to $1,000,000 range with the majority of these loans being under $500,000. Commercial loans are generally underwritten based on the borrower’s ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral. Each loan is evaluated for a level of risk and assigned a rating from “1” (the highest rating) to “7” (the lowest rating).

Consumer Loans

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2012 and March 31, 2011:

March 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$—	$3,854
Provision charged to expense	185	598	5	(1)	—	787
Losses charged off	(65)	(5)	—	—	—	(70)
Recoveries	3	—	—	—	—	3
Ending balance	$1,251	$3,140	$174	$9	$—	$4,574

March 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,199	$1,603	$253	$8	$2	$3,065
Provision charged to expense	(127)	349	(95)	(3)	(2)	122
Losses charged off	—	—	—	—	—	—
Recoveries	1	15	—	—	—	16
Ending balance	$1,073	$1,967	$158	$5	$—	$3,203

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:
	(in thousands)
Ending balance: individually evaluated for impairment	$350	$2,461	$42	$—	$—	$2,853
Ending balance: collectively evaluated for impairment	$901	$679	$132	$9	$—	$1,721
Total allowance for loan losses	$1,251	$3,140	$174	$9	$—	$4,574

Loan Balances:

Ending balance: individually evaluated for impairment	$4,596	$7,385	$51	$—		$12,032
Ending balance: collectively evaluated for impairment	$147,047	$64,003	$11,626	$2,126		$224,802
Ending balance	$151,643	$71,388	$11,677	$2,126		$236,834

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:
	(in thousands)
Ending balance: individually evaluated for impairment	$320	$1,941	$53	$—	$—	$2,314
Ending balance: collectively evaluated for impairment	$808	$606	$116	$10	$—	$1,540
Total allowance for loan losses	$1,128	$2,547	$169	$10	$—	$3,854

Loan Balances:

Ending balance: individually evaluated for impairment	$3,744	$6,955	$92	$—		$10,791
Ending balance: collectively evaluated for impairment	$149,320	$65,251	$10,434	$2,257		$227,262
Ending balance	$153,064	$72,206	$10,526	$2,257		$238,053

Total loans in the above tables do not include deferred loan origination fees of $432,000 and $409,000 or loans in process of $370,000 and $1.7 million for March 31, 2012 and December 31, 2011, respectively.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011:

March 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$145,850	$59,770	$11,466	$2,126
Special Mention (Risk 5)	3,012	4,234	160	—
Substandard (Risk 6)	2,781	6,787	51	—
Doubtful (Risk 7)	—	597	—	—

Total	$151,643	$71,388	$11,677	$2,126

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$145,061	$61,970	$10,268	$2,257
Special Mention (Risk 5)	2,979	3,281	166	—
Substandard (Risk 6)	5,024	6,358	92	—

Total	$153,064	$72,206	$10,526	$2,257

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for March 31, 2012 and December 31, 2011:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
			(In thousands)

One-to-four family residential loans	$1,505	$13	$239	$1,757	$149,886	$151,643	$—
All other mortgage loans	1,106	473	1,902	3,481	67,907	71,388	—
Commercial business loans	33	5	3	41	11,636	11,677	—
Consumer loans	6	—	4	10	2,116	2,126	—

Total	$2,650	$491	$2,148	$5,289	$231,545	$236,834	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
			(In thousands)

One-to-four family residential loans	$1,513	$280	$844	$2,637	$150,427	$153,064	$—
All other mortgage loans	903	—	1,905	2,808	69,398	72,206	—
Commercial business loans	17	—	35	52	10,474	10,526	—
Consumer loans	17	9	—	26	2,231	2,257	—

Total	$2,450	$289	$3,188	$5,523	$232,530	$238,053	$—

Non-accrual loans were comprised of the following at:

	March 31, 2012	December 31, 2011
	Nonaccrual	Nonaccrual
	(In thousands)

One-to-four family residential loans	$2,195	$2,433
All other mortgage loans	3,732	3,271
Commercial business loans	54	92
Consumer loans	8	12

Total	$5,989	$5,808

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at March 31, 2012 and March 31, 2011 is presented below:

March 31, 2012	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$3,298	$3,298	$—	$3,232	$39
All other mortgage loans	2,074	2,074	—	1,923	27

Loans with a specific valuation allowance
One-to-four family residential loans	1,298	1,298	350	821	25
All other mortgage loans	5,311	5,311	2,461	5,248	20
Commercial business loans	51	51	42	71	—

Total:
One-to-four family residential loans	$4,596	$4,596	$350	$4,053	$64
All other mortgage loans	7,385	7,385	2,461	7,171	47
Commercial business loans	51	51	42	71	—
	$12,032	$12,032	$2,853	$11,295	$111

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
	As of December 31, 2011			3 months ended March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance	(in thousands)
One-to-four family residential loans	$3,238	$3,238	$—	$2,441	$23
All other mortgage loans	1,771	1,771	—	866	10

Loans with a specific valuation allowance
One-to-four family residential loans	506	506	320	321	2
All other mortgage loans	5,184	5,184	1,941	3,932	32
Commercial business loans	92	92	53	107	2

Total:
One-to-four family residential loans	$3,744	$3,744	$320	$2,762	$25
All other mortgage loans	6,955	6,955	1,941	4,798	42
Commercial business loans	92	92	53	107	2
	$10,791	$10,791	$2,314	$7,667	$69

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

	March 31, 2012 Quarter-to-Date
	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
Troubled Debt Restructurings	(dollars in thousands)

One-to-four family residential loans	2	$538	$538

The TDR classifications which occurred in the March 31, 2012 quarter were due to an effective interest rate below the market interest rate of similar debt. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation.

There were no TDR classifications which defaulted during the three month period ended March 31, 2012.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 10: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$3,718	$3,876
Net unrealized loss for unfunded status of defined benefit plan liability	(1,026)	(1,026)

	2,692	2,850
Tax effect	(915)	(969)
Net-of-tax amount	$1,777	$1,881

Note 11: Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - gross	974	974
Other intangible assets - amortization	(778)	(755)

Total	$1,915	$1,938

The Company recorded amortization relative to intangible assets totaling $23,000 for both quarters ended March 31, 2012 and March 31, 2011. The Company anticipates $91,000 of amortization for each of fiscal 2012, 2013 and $37,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at March 31, 2012 indicated there was no impairment in the carrying value of these assets.

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

Discussion of Financial Condition Changes from December 31, 2011 to March 31, 2012

At March 31, 2012, the Company had total assets of $408.9 million, a decrease of $1.2 million, or 0.3%, from total assets at December 31, 2011.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, decreased by $1.3 million, or 0.9%, to $149.2 million at March 31, 2012 compared to $150.5 million at December 31, 2011. The decrease was primarily due to a decrease of $3.3 million in cash and cash equivalents and an increase in available-for-sale securities of $2.0 million, or 1.6%. The increase in available-for-sale securities was in turn due to regular payments and “prepayments” on loans that reduced the loan portfolio. Increased payments on loans, also known as “prepayments,” occur in low interest rate environments where borrowers can exercise an option to refinance existing loans either with or without a prepayment penalty. Similarly, low interest rates induce depositors to select liquid types of accounts over time deposits and other investment alternatives.

Total securities increased by $2.0 million, or 1.5%, during the three month period ended March 31, 2012. The increase was primarily due to purchases of $13.9 million partially offset by a decrease in the fair value of available-for-sale investment securities of $157,000 and by maturities and principal repayments of $11.2 million and amortization of premiums of $510,000 for the quarter. Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios and an increase in deposit balances as more fully described below.

Net loans receivable decreased by $641,000, or 0.3% at March 31, 2012 compared to December 31, 2011. The Bank originated $13.1 million of loans, received payments of $13.0 million, originated and sold $1.3 million of 30-year fixed-rate mortgage loans into the secondary market and made a provision for loan losses of $787,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.

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

	March 31, 2012		December 31, 2011
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$151,643	64.02%	$153,064	64.30%
Residential construction loans	824	0.35	753	0.32
Multi-family residential	8,520	3.60	8,589	3.61
Non-residential real estate/land(2)	62,044	26.20	62,864	26.40
Total mortgage loans	223,031	94.17	225,270	94.63
Other loans:
Consumer loans(3)	2,126	0.90	2,257	0.95
Commercial business loans	11,677	4.93	10,526	4.42
Total other loans	13,803	5.83	12,783	5.37
Total loans before net items	236,834	100.00%	238,053	100.00%
Less:
Loans in process	370		1,691
Deferred loan origination fees	432		409
Allowance for loan losses	4,574		3,854
Total loans receivable, net	$231,458		$232,099

(1)	Includes loans collateralized by second mortgages in the aggregate amount of $15.6 million at March 31, 2012 and $15.9 million at December 31, 2011. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.2 million for March 31, 2012 and $2.7 million for December 31, 2011.
(3)	Includes second mortgage loans of $1.2 million for both March 31, 2012 and December 31, 2011.

Foreclosed assets held for sale amounted to $105,000 at March 31, 2012 and $1.3 million at December 31, 2011. Activity during the quarter consisted of one sale of a nonresidential property of $1.2 million. Total non-performing and impaired assets amounted to $13.8 million at March 31, 2012, compared to $12.2 million at December 31, 2011.

Bank Owned Life Insurance (BOLI) increased by $1.3 million during the period ended March 31, 2012. Management executed a strategy to improve the credit quality of the existing portfolio by exchanging insurance policies. As part of this process, management invested additional funds to generate additional earnings to offset compensation and benefits costs while meeting minimum issuance requirements.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at March 31, 2012.

Deposits totaled $331.9 million at March 31, 2012, a decrease of $2.0 million, or 0.6%,compared to $333.8 million at December 31, 2011. Demand accounts decreased by $1.2 million and time deposits decreased by $3.0 million, partially offset by a $2.3 million increase in savings and money market accounts. Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks and not competing for certificates where a profitable customer relationship was not involved. Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in insured checking, savings and money market products offered by the Bank.

Other short-term borrowings, in the form of recurring repurchase agreements with commercial customers of the Bank, increased $1.6 million over the three months to a balance of $6.9 million. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both March 31, 2012 and December 31, 2011.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $26.6 million at March 31, 2012, and $26.6 million at December 31, 2011. The Company uses advances from the FHLB for short-term cash management purposes and to extend liability duration for interest rate risk management purposes, as the cost of duration purchased from the FHLB is less expensive than obtaining a similar duration through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted average cost of FHLB advances was 2.67% at both March 31, 2012 and December 31, 2011.

Stockholders’ equity decreased by $111,000, or 0.3%, during the three months ended March 31, 2012, mainly due to declared dividends of $180,000 and the reduction of accumulated other comprehensive income of $104,000 caused by the decline in unrealized gains on securities available for sale partially offset by net income of $152,000.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2012 and 2011

General

Net income for the three months ended March 31, 2012 totaled $152,000, a decrease of $253,000, or 62.5%, compared to $405,000 for the three month period ended March 31, 2011. The decrease in net income was primarily due to an increase of $665,000 in provision for loan losses partially offset by an increase of $104,000 in noninterest income, an increase of $64,000 in net interest income before provision for loan losses, a decrease in noninterest expenses of $115,000 and decreased provision for federal income taxes of $129,000.

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

	For the three months ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$231,663	$2,986	5.16%	$240,338	$3,175	5.28%
Investment securities(2)	136,932	942	2.75	131,759	1,062	3.22
Interest-earning deposits(3)	13,852	59	1.70	12,871	59	1.83
Total interest-earning assets	382,447	3,987	4.17	384,968	4,296	4.46
Noninterest-earning assets	23,837			24,517

Total assets	$406,284			$409,485

Interest-bearing liabilities:
Deposits	$329,567	$610	0.74%	$321,182	$848	1.06%
Other short-term borrowings	5,947	2	0.13	6,708	5	0.30
Borrowings	26,608	179	2.69	39,493	311	3.15
Total interest-bearing liabilities	362,122	791	0.87	367,383	1,164	1.27

Noninterest bearing liabilities	4,173			3,996
Total liabilities	366,295			371,379
Stockholders’ equity	39,989			38,106
Total liabilities and stockholders’ equity	$406,284			$409,485
Net interest income		$3,196			$3,132
Interest rate spread(4)			3.30%			3.19%
Net yield on interest-earning assets(5)			3.34%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.61%			104.79%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
33

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased by $309,000 or 7.2%, to $4.0 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.17% in the 2012 period from 4.46% for the 2011 period, accompanied by a decrease of $2.5 million in the average balance of interest-earning assets outstanding to $382.4 million for the 2012 period compared to an average balance of $385.0 million for the 2011 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2011 period to the 2012 period through interest rate resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $189,000, or 6.0%, for the three month period ended March 31, 2012, compared to the same period in 2011, due to a decrease in the average balance of loans outstanding of $8.7 million and a reduction of 12bps in the portfolio yield. The yield on the loan portfolio decreased from 5.28% for the three months ended March 31, 2011 to 5.16% for the three months ended March 31, 2012, again due to reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates. The average balance of loans outstanding decreased $8.7 million, or 3.6%, to $231.7 million for the 2012 period compared to $240.3 million for the 2011 period. Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2012.

Interest income on securities decreased by $120,000, or 11.3%, during the three months ended March 31, 2012, compared to the same period in 2011. This decrease was due primarily to a decrease of 47 basis points in the weighted-average rate to 2.75% for the 2012 period, compared to 3.22% for the 2011 period, partially offset by an increase in the average balance of $5.2 million, or 3.9%. As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income remained constant at $59,000 for both the three month periods ended March 31, 2012 and March 31, 2011. The decrease of 13bps in rate from 1.83% at March 31, 2011 to 1.70% at March 31, 2012 was offset equally by the increase in the average balance of $981,000, or 7.6%.

Interest Expense

Interest expense totaled $791,000 for the three month period ended March 31, 2012, a decrease of $373,000, or 32.0%, compared to $1.2 million for the three month period ended March 31, 2011. The decrease was mainly due to a 40 basis point decrease in the weighted-average cost of funds to 0.87% for the 2012 period compared to 1.27% the previous year and ,to a lesser extent, with a decrease in the average balance of total interest-bearing liabilities of $5.3 million, or 1.4%, for the 2012 period compared to the 2011 period.

Interest expense on deposits totaled $610,000, a decrease of $238,000, or 28.1%, compared to $848,000 for the same period in the previous year. The decrease was mainly due to a 32 basis point decrease in the

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

weighted-average cost of deposits, to 0.74% for the 2012 period compared to 1.06% for the 2011 period, partially offset by an increase in the average balance of $8.4 million, or 2.6%, to $329.6 million for the period ended March 31, 2012. The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $2,000 for the three month period ended March 31, 2012, a $3,000 decrease over the same period in the previous year. The weighted-average cost decreased 17 basis points to 0.13% and the average balance decreased $761,000, or 11.3%.

Interest expense on Federal Home Loan Bank advances totaled $179,000 for the three month period ended March 31, 2012, a decrease of $132,000 compared to the expense of $311,000 for the 2011 period. The decrease was mainly due to a decline of $12.9 million, or 32.6%, in the average balance outstanding along with a decrease in the weighted-average cost of 46 basis points to 2.69%. The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.

Net Interest Income

Net interest income totaled $3.2 million for the three month period ended March 31, 2012, an increase of $64,000, or 2.0%, from the three month period ended March 31, 2011. The interest rate spread increased 11 basis points to 3.30% for the 2012 period compared to 3.19% for the 2011 period. Similarly, the net interest margin increased 9 basis points to 3.34% for the three month period ended March 31, 2012 compared to 3.25% for the 2011 period. The relatively equivalent rates can be attributed to management’s close monitoring of borrowed funds balances and pricing of existing loan and deposit products. The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a $787,000 provision for loan losses for the three month period ended March 31, 2012, an increase of $665,000 compared to the $122,000 provision for the three month period ended March 31, 2011. The provision is based on management’s assessment of probable incurred losses in the loan portfolio. The increase was mainly due to the specific evaluation of a commercial real estate loan where the Bank holds a second mortgage position on the collateral and repayment is now considered doubtful. Additionally, two other relationships were evaluated based on a change in circumstance that resulted in a recognized impairment. One relationship was downgraded and classified as a troubled debt restructuring and the other relationship involved a property where the Bank initiated foreclosure proceedings. Finally, part of the additional provision was due to an increase in classified loan balances.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income and gain on the sale of loans increased by $104,000, or 28.6%, for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011. The increase was due primarily to increased gain on sale of loans of $39,000, nonrecurring trust income of $27,000, an increase in other service fees, charges and other operating income of $22,000 and an increase in bank owned life insurance income of $16,000 mainly due to the additional purchase of $1.3 million of bank owned life insurance. The increase in other service fees, charges and other operating was mainly due to increased debit card fees and nonrecurring income from the Bank’s real estate owned portfolio. The purchase of bank owned life insurance is used to generate income to offset the costs of employee benefits.

Noninterest Expense

Noninterest expense decreased by $115,000, or 4.0%, to $2.8 million for the three months ended March 31, 2012, compared to $2.9 million for the three months ended March 31, 2011. The decrease was primarily due to a $421,000 decrease in provision for impairment on foreclosed assets held for sale of which $400,000 was related to a single commercial real estate property which was sold during the March 2012 quarter. Federal deposit insurance premiums decreased by $43,000 due to lower assessment rates for the 2012 period compared to the 2011 period. These decreases were partially offset with an increase of $196,000, or 13.6% in salaries and employee benefits, an increase of $125,000, or 37.8%, in other operating expense and an increase in loss on sale of foreclosed assets held for sale of $17,000. Salaries and employee benefits increased mainly due to a non-recurring health savings account contribution, newly added corporate staff for the commercial lending and marketing departments as part of the Company’s strategic plan and increased pension plan expense compared to the prior year quarter. Other noninterest expense increased due mainly to additional legal, appraisal and other services related to valuation and compliance activities in the 2012 quarter compared to the 2011 quarter and increased marketing expenses incurred as part of the Company’s strategic initiative to increase top line revenues.

Federal Income Taxes

A federal income tax benefit of $60,000 was recognized for the three month period ended March 31, 2012, a decrease of $129,000 compared to the three month period ended March 31, 2011. The decrease was primarily due to a $382,000 decrease in pretax income resulting from the factors discussed above.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the nine month period ended December 31, 2011.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the nine month fiscal period ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Index Wayne Savings Bancshares, Inc. PART II

ITEM 6. Exhibits

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-101	Interactive financial data (XBRL)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2012	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	May 9, 2012	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

