Form 10-Q
period 2012-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2012-08-10
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 9, 2012, the latest practicable date, 3,004,113 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$11,684	$14,215
Interest-bearing demand deposits	3,840	5,601
Cash and cash equivalents	15,524	19,816

Available-for-sale securities	129,519	130,637
Held-to-maturity securities	1,636	1,679
Loans receivable – net of allowance for loan losses of $3,592 and $3,854 at June 30, 2012 and December 31, 2011, respectively	235,483	232,099
Premises and equipment	7,153	7,165
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	70	1,283
Accrued interest receivable	1,302	1,314
Bank-owned life insurance	8,579	7,193
Goodwill	1,719	1,719
Other intangible assets	174	219
Prepaid Federal Deposit Insurance Corporation premiums	727	868
Other assets	1,588	1,026
Prepaid federal income taxes	314	54
Total assets	$408,813	$410,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$78,126	$76,750
Savings and money market	113,797	108,934
Time	140,085	148,164
Total deposits	332,008	333,848

Other short-term borrowings	8,318	5,278
Federal Home Loan Bank advances	24,157	26,597
Accrued interest payable and other liabilities	2,890	3,751
Deferred federal income taxes	1,301	908
Total liabilities	368,674	370,382

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,980	35,986
Retained earnings	17,027	16,635
Shares acquired by ESOP	(613)	(655)
Accumulated other comprehensive income, net of tax effects	1,877	1,881
Treasury stock, at cost – 974,618 common shares	(14,530)	(14,530)
Total stockholders’ equity	40,139	39,715
Total liabilities and stockholders’ equity	$408,813	$410,097

See accompanying notes to condensed consolidated financial statements. 2

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and Dividend Income
Loans	$2,945	$3,137	$5,931	$6,312
Securities	862	1,177	1,804	2,239
Dividends on Federal Home Loan Bank stock and other	57	58	116	117
Total interest and dividend income	3,864	4,372	7,851	8,668

Interest Expense
Deposits	544	792	1,154	1,640
Other short-term borrowings	3	5	5	10
Federal Home Loan Bank advances	171	293	350	604
Total interest expense	718	1,090	1,509	2,254

Net Interest Income	3,146	3,282	6,342	6,414

Provision (Credit) for Loan Losses	(394)	70	393	192

Net Interest Income After Provision (Credit) for Loan Losses	3,540	3,212	5,949	6,222

Noninterest Income
Gain on loan sales	49	18	95	25
Trust income	73	72	165	137
Earnings on bank-owned life insurance	75	57	148	114
Service fees, charges and other operating	296	294	553	529
Total noninterest income	493	441	961	805

Noninterest Expense
Salaries and employee benefits	1,892	1,569	3,529	3,010
Net occupancy and equipment expense	477	452	953	924
Federal deposit insurance premiums	74	85	153	207
Franchise taxes	100	94	201	188
Provision for impairment on foreclosed assets held for sale	35	287	35	708
Loss (Gain) on sale of foreclosed assets held for sale	—	—	13	(4)
Amortization of intangible assets	22	23	45	46
Other	615	492	1,071	823
Total noninterest expense	3,215	3,002	6,000	5,902

Income Before Federal Income Taxes	818	651	910	1,125

Provision for Federal Income Taxes	194	136	134	205

Net Income	$624	$515	$776	$920

Other comprehensive income:

Unrealized gains (losses) on available-for-sale securities	153	1,311	(4)	1,349
Change in defined benefit plan unrecognized net loss	—	—	—	(22)
Amortization of net loss included in net periodic pension cost	—	—	—	35
Components of other comprehensive income (loss), before tax effect	153	1,311	(4)	1,362
Tax expense	53	447	—	463

Other comprehensive income (loss)	100	864	(4)	899

Comprehensive income	724	1,379	772	1,819

Basic Earnings Per Share	$0.21	$0.18	$0.26	$0.32

Diluted Earnings Per Share	$0.21	$0.18	$0.26	$0.32

Dividends Per Share	$0.07	$0.06	$0.13	$0.12
See accompanying notes to condensed consolidated financial statements. 3

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Operating Activities
Net income	$776	$920
Items not requiring (providing) cash
Depreciation and amortization	270	257
Provision for loan losses	393	192
Amortization of premiums and discounts on securities – net	1,031	669
Amortization of mortgage servicing rights	24	18
Amortization of deferred loan origination fees	(42)	(34)
Amortization of intangible assets	45	46
Increase in value of bank owned life insurance	(143)	(123)
Amortization expense of stock benefit plan	35	37
Provision for impairment on foreclosed assets held for sale	35	708
Loss (gain) on sale of foreclosed assets held for sale	13	(4)
Gain on sale of loans	(95)	(25)
Proceeds from sale of loans in secondary market	2,565	898
Origination of loans for sale in the secondary market	(2,470)	(873)
Deferred income taxes	394	(180)
Changes in
Accrued interest receivable	12	(78)
Other assets	(846)	386
Prepaid federal deposit insurance premiums	141	191
Interest payable and other liabilities	(141)	(614)
Net cash provided by operating activities	1,997	2,391

Investing Activities
Purchase of available-for-sale securities	(25,177)	(22,729)
Proceeds from maturities of available-for-sale securities	25,260	19,543
Proceeds from maturities of held-to-maturity securities	41	28
Net change in loans	(3,734)	2,101
Purchase of Bank owned life insurance	(1,243)	—
Purchase of premises and equipment	(258)	(327)
Proceeds from the sale of foreclosed assets	1,165	219
Net cash used in investing activities	(3,946)	(1,165)

See accompanying notes to condensed consolidated financial statements. 4

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Financing Activities
Net change in deposits	$(1,840)	$7,830
Net change in other short-term borrowings	3,040	(1,500)
Proceeds from Federal Home Loan Bank and Federal Reserve advances	10	—
Repayments of Federal Home Loan Bank and Federal Reserve advances	(2,450)	(4,440)
Advances by borrowers for taxes and insurance	(750)	(842)
Cash dividends paid	(353)	(353)
Net cash provided by (used in) financing activities	(2,343)	695

Increase (decrease) in Cash and Cash Equivalents	(4,292)	1,921

Cash and Cash Equivalents, Beginning of period	19,816	11,800

Cash and Cash Equivalents, End of period	$15,524	$13,721

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,519	$1,748

Federal income taxes paid	$—	$175

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$418

Unrealized gains (losses) on securities designated as available-for-sale,
net of related tax effects	$(4)	$889

Dividends payable	$210	$180

See accompanying notes to condensed consolidated financial statements. 5

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the nine month fiscal period ended December 31, 2011. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year. The condensed consolidated balance sheet of the Company as of December 31, 2011, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities:
June 30, 2012:
U.S. government agencies	$754	$2	$1	$755
Mortgage-backed securities of government sponsored entities	97,941	2,435	91	100,285
Private-label collateralized mortgage obligations	1,288	52	—	1,340
State and political subdivisions	25,665	1,513	39	27,139

Totals	$125,648	$4,002	$131	$129,519
7

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities:
December 31, 2011:
U.S. government agencies	$1,559	$26	$1	$1,584
Mortgage-backed securities of government sponsored entities	98,816	2,636	124	101,328
Private-label collateralized mortgage obligations	1,693	48	—	1,741
State and political subdivisions	24,694	1,315	25	25,984

Totals	$126,762	$4,025	$150	$130,637

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2012:
U.S. government agencies	$135	$—	$1	$134
Mortgage-backed securities of government sponsored entities	1,501	42	—	1,543

	$1,636	$42	$1	$1,677

December 31, 2011:
U.S. government agencies	$145	$—	$—	$145
Mortgage-backed securities of government sponsored entities	1,527	16	—	1,543
State and political subdivisions	7	—	—	7

	$1,679	$16	$—	$1,695

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Within one year	$593	$595	$—	$—
One to five years	1,543	1,610	—	—
Five to ten years	7,781	8,172	—	—
After ten years	16,502	17,517	135	134

	26,419	27,894	135	134

Mortgage-backed securities of government sponsored entities	97,941	100,285	1,501	1,543
Private-label collateralized mortgage obligations	1,288	1,340	—	—

Totals	$125,648	$129,519	$1,636	$1,677

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $53.8 million and $53.9 million at June 30, 2012 and December 31, 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2012 and December 31, 2011, was $16.7 million and $17.7 million, which represented approximately 13% and 14%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio. These declines resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at June 30, 2012.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

June 30, 2012

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$—	$—	$294	$2	$294	$2
Mortgage-backed securities of government sponsored entities	14,163	83	626	8	14,789	91
State and political subdivisions	836	15	758	24	1,594	39
Total temporarily impaired securities	$14,999	$98	$1,678	$33	$16,677	$132

December 31, 2011

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$—	$—	$313	$1	$313	$1
Mortgage-backed securities of government sponsored entities	16,624	124	—	—	16,624	124
State and political subdivisions	—	—	759	25	759	25
Total temporarily impaired securities	$16,624	$124	$1,072	$26	$17,696	$150

Note 4: Credit Quality of Loans and the Allowance for Loan Losses

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and June 30, 2011:

Three months ended June 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,251	$3,140	$174	$9	$—	$4,574
Provision charged to expense	(182)	(181)	(31)	—	—	(394)
Losses charged off	(23)	(597)	—	(4)	—	(624)
Recoveries	36	—	—	—	—	36
Ending balance	$1,082	$2,362	$143	$5	$—	$3,592

Three months ended June 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,073	$1,967	$158	$5	$—	$3,203
Provision charged to expense	55	(127)	137	5	—	70
Losses charged off	(53)	—	—	—	—	(53)
Recoveries	1	—	—	—	—	1
Ending balance	$1,076	$1,840	$295	$10	$—	$3,221

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$—	$3,854
Provision charged to expense	3	417	(26)	(1)	—	393
Losses charged off	(88)	(602)	—	(4)	—	(694)
Recoveries	39	—	—	—	—	39
Ending balance	$1,082	$2,362	$143	$5	$—	$3,592

Six months ended June 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,199	$1,603	$253	$8	$2	$3,065
Provision charged to expense	(72)	222	42	2	(2)	192
Losses charged off	(53)	—	—	—	—	(53)
Recoveries	2	15	—	—	—	17
Ending balance	$1,076	$1,840	$295	$10	$—	$3,221

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of June 30, 2012 and December 31, 2011:

June 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:
	(in thousands)
Ending balance: individually evaluated for impairment	$291	$1,834	$43	$—	$—	$2,168
Ending balance: collectively evaluated for impairment	791	528	100	5	—	1,424
Total allowance for loan losses	$1,082	$2,362	$143	$5	$—	$3,592

Loan Balances:

Ending balance: individually evaluated for impairment	$4,147	$6,694	$47	$—		$10,888
Ending balance: collectively evaluated for impairment	150,685	67,980	11,167	2,095		231,927
Ending balance	$154,832	$74,674	$11,214	$2,095		$242,815

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:
	(in thousands)
Ending balance: individually evaluated for impairment	$320	$1,941	$53	$—	$—	$2,314
Ending balance: collectively evaluated for impairment	808	606	116	10	—	1,540
Total allowance for loan losses	$1,128	$2,547	$169	$10	$—	$3,854

Loan Balances:

Ending balance: individually evaluated for impairment	$3,744	$6,955	$92	$—		$10,791
Ending balance: collectively evaluated for impairment	149,320	65,251	10,434	2,257		227,262
Ending balance	$153,064	$72,206	$10,526	$2,257		$238,053

Total loans in the above tables do not include deferred loan origination fees of $463,000 and $409,000 or loans in process of $3.3 million and $1.7 million for June 30, 2012 and December 31, 2011, respectively.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011:

June 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$147,697	$64,073	$11,022	$2,095
Special Mention (Risk 5)	2,988	3,907	145	—
Substandard (Risk 6)	4,147	6,694	47	—

Total	$154,832	$74,674	$11,214	$2,095

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$145,061	$61,970	$10,268	$2,257
Special Mention (Risk 5)	2,979	3,281	166	—
Substandard (Risk 6)	5,024	6,955	92	—

Total	$153,064	$72,206	$10,526	$2,257

* Ratings are generally assigned to consumer and residential mortgage loans on a “pass” or “fail” basis, where “fail” results in a substandard classification. Commercial loans, both secured by real estate or other assets or unsecured are analyzed in accordance with an analytical matrix codified in the Bank’s loan policy that produces a risk rating as described below.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2012 and December 31, 2011:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
			(In thousands)

One-to-four family residential loans	$183	$503	$344	$1,030	$153,802	$154,832	$—
All other mortgage loans	967	—	1,775	2,742	71,932	74,674	—
Commercial business loans	—	—	2	2	11,212	11,214	—
Consumer loans	2	3	6	11	2,084	2,095	—

Total	$1,152	$506	$2,127	$3,785	$239,030	$242,815	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
			(In thousands)

One-to-four family residential loans	$1,513	$280	$844	$2,637	$150,427	$153,064	$—
All other mortgage loans	903	—	1,905	2,808	69,398	72,206	—
Commercial business loans	17	—	35	52	10,474	10,526	—
Consumer loans	17	9	—	26	2,231	2,257	—

Total	$2,450	$289	$2,784	$5,523	$232,530	$238,053	$—
16

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Non-accrual loans were comprised of the following at:

	June 30, 2012	December 31, 2011
	Nonaccrual	Nonaccrual
	(In thousands)

One-to-four family residential loans	$2,202	$2,433
All other mortgage loans	3,102	3,271
Commercial business loans	47	92
Consumer loans	8	12

Total	$5,359	$5,808

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at June 30, 2012 and December 31, 2011 in combination with activity for the three and six month periods ended June 30, 2012 and June 30, 2011 is presented below:

	As of June 30, 2012			3 months ended June 30, 2012		6 months ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$2,998	$2,998	$—	$3,148	$30	$3,118	$69
All other mortgage loans	2,060	2,060	—	2,067	28	1,916	55

Loans with a specific valuation allowance
One-to-four family residential loans	1,149	1,149	291	1,224	8	828	33
All other mortgage loans	4,634	4,634	1,834	4,973	19	4,909	39
Commercial business loans	47	47	43	49	—	70	—

Total:
One-to-four family residential loans	$4,147	$4,147	$291	$4,372	$38	$3,946	$102
All other mortgage loans	6,694	6,694	1,834	7,040	47	6,825	94
Commercial business loans	47	47	43	49	—	70	—
	$10,888	$10,888	$2,168	$11,461	$85	$10,841	$196
17

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2011			3 months ended June 30, 2011		6 months ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$3,238	$3,238	$—	$2,603	$32	$3,003	$55
All other mortgage loans	1,771	1,771	—	1,493	—	1,985	10
Commercial business loans	—	—	—	—	—	26	—

Loans with a specific valuation allowance
One-to-four family residential loans	506	506	320	567	8	198	10
All other mortgage loans	5,184	5,184	1,941	5,055	65	4,070	97
Commercial business loans	92	92	53	163	—	149	2

Total:
One-to-four family residential loans	$3,744	$3,744	$320	$3,170	$40	$3,201	$65
All other mortgage loans	6,955	6,955	1,941	6,548	65	6,055	107
Commercial business loans	92	92	53	163	—	175	2
	$10,791	$10,791	$2,314	$9,881	$105	$9,431	$174

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

June 30, 2012	Quarter-to-Date			Year-to-Date
	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
Troubled Debt Restructurings	(dollars in thousands)

One-to-four family residential loans	—	$—	$—	2	$538	$538

The TDR classifications which occurred in the year-to-date June 30, 2012 period were due to an effective interest rate below the market interest rate of similar debt. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the six month period ended June 30, 2012.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 5: Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets - gross	974	974
Other intangible assets - amortization	(800)	(755)

Total	$1,893	$1,938

The Company recorded amortization relative to intangible assets totaling $45,000 for the six month period ended June 30, 2012 and $46,000 for the six month period ended June 30, 2011. The Company anticipates $91,000 of amortization for each of fiscal 2012, 2013 and $37,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at March 31, 2012 indicated there was no impairment in the carrying value of these assets.

Note 6: Earnings Per Share

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted-average common shares	2,938,660	2,930,075	2,938,660	2,930,075
Dilutive effect of assumed exercise	—	—	—	—
Weighted-average common shares	2,938,660	2,930,075	2,938,660	2,930,075

None of the outstanding options were included in the diluted earnings per share calculation for the three and six months ended June 30, 2012 and 2011, as the average fair value of the shares was less than the option exercise prices.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 7: Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. As of June 30, 2012, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in August of 2013 unless otherwise exercised or forfeited. The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10. FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. There were no options granted during the six months ended June 30, 2012 and 2011. There was no compensation expense recognized for the stock option plan during the six months ended June 30, 2012 and 2011, as all options were fully vested prior to these periods.

A summary of the status of the Company’s stock option plan as of and for the six months ended June 30, 2012, and for the year ended December 31, 2011 is presented below:

	Six months ended June 30,		Year ended December 31,
	2012		2011
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	63,408	$13.95	83,816	$13.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,000)	13.95	(20,408)	13.95

Outstanding at end of period	61,408	$13.95	63,408	$13.95

Options exercisable at period-end	61,408	$13.95	63,408	$13.95

The following information applies to options outstanding at June 30, 2012:

Number outstanding	61,408
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	1.25 years
20

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined). As of June 30, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2012, the Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2012 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2012
Total risk-based capital (to risk-weighted assets)	$38,612	16.8%	$18,368	8.0%	$22,961	10.0%
Tier I capital (to risk-weighted assets)	35,738	15.6	9,184	4.0	13,776	6.0
Tier I capital (to average assets)	35,738	8.8	16,314	4.0	20,393	5.0

As of December 31, 2011
Tangible capital	$35,132	8.7%	$6,074	1.5%	$20,248	5.0%
Core capital	35,132	8.7	16,198	4.0	24,297	6.0
Risk-based capital	38,070	16.2	18,802	8.0	23,503	10.0

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 9: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$3,871	$3,876
Net unrealized loss for unfunded status of defined benefit plan liability	(1,026)	(1,026)

	2,845	2,850
Tax effect	(968)	(969)
Net-of-tax amount	$1,877	$1,881

Note 10: Fair Value Measurements

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
U.S. government agencies	$755	$—	$755	$—
Mortgage-backed securities of government sponsored entities	100,285	—	100,285	—
Private-label collateralized mortgage obligations	1,340	—	1,340	—
State and political subdivisions	27,139	—	27,139	—

December 31, 2011
U.S. government agencies	$1,584	$—	$1,584	$—
Mortgage-backed securities of government sponsored entities	101,328	—	101,328	—
Private-label collateralized mortgage obligations	1,741	—	1,741	—
State and political subdivisions	25,984	—	25,984	—

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as necessary. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by estimated costs to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
Foreclosed assets	$21	$—	$—	$21

December 31, 2011
Collateral-dependent impaired loans	$3,468	$—	$—	$3,468
Foreclosed assets	1,283	—	—	1,283

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value at 6/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Foreclosed assets	$21	Market comparable properties	Selling Cost	10%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2012 as compared to December 31, 2011.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012	(In thousands)
Financial assets
Cash and cash equivalents	$15,524	$15,524	$—	$—
Held-to-maturity securities	1,636	—	1,677	—
Loans, net of allowance for loan losses	235,483	—	—	249,181
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,302	—	1,302	—

Financial liabilities
Deposits	332,008	—	331,902	—
Other short-term borrowings	8,318	—	8,318	—
Federal Home Loan Bank advances	24,157	—	25,204	—
Advances from borrowers for taxes and insurance	191	—	191	—
Interest payable	56	—	56	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011	(In thousands)
Financial assets
Cash and cash equivalents	$19,816	$19,816	$—	$—
Held-to-maturity securities	1,679	—	1,695	—
Loans, net of allowance for loan losses	232,099	—	—	239,983
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,314	—	1,314	—

Financial liabilities
Deposits	333,848	—	332,222	—
Other short-term borrowings	5,278	—	5,278	—
Federal Home Loan Bank advances	26,597	—	27,717	—
Advances from borrowers for taxes and insurance	941	—	941	—
Interest payable	66	—	66	—

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2012 and December 31, 2011.

Note 11: Recent Accounting Developments

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

Note 12: Transfer and Assumption Agreement

On July 2, 2012, the Bank entered into a Transfer and Assumption Agreement with Thomasville National Bank (“TNB”), the national bank subsidiary of Thomasville Bancshares, Inc. headquartered in Thomasville, Georgia. The agreement provides for the transfer of the Bank’s trust business to TNB. As of June 30, 2012, the Bank had approximately $41 million in trust account assets.

Under terms of the agreement, TNB will maintain a trust office in a Wayne Savings branch or office in Wooster, Ohio. The Bank and TNB will also enter into an office support and referral agreement under which the Bank will be compensated for, among other services, the use of facilities and equipment required for the operation of the TNB trust office. The costs of exiting the trust business include a one-time expense of approximately $334,000. Assuming regulatory approval and closing of the transaction, expected about the end of the third quarter of 2012, the Bank will surrender its trust license to the Ohio Department of Financial Institutions. The bank received no consideration and there is no gain or loss on the transfer other than the one-time expense noted above.

The strategic rationale for this transaction is to partner with a stronger provider of trust services, who will absorb the operating expense overhead and assume the fiduciary risk associated with post-closing management of the trust accounts.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company is engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon. These initiatives include the development of a comprehensive marketing and sales program to increase top line revenue of the Company through loans and fee income generating activities, a comprehensive review of the branch facilities and staff to identify opportunities for cost effective reductions to improve operational efficiency, evaluation of alternative approaches for the delivery of trust services to ensure profitable operation of the department (which resulted in the transfer and assumption agreement discussed in note 12 to the financial statements above) and evaluation of information technology solutions to improve internal efficiency and customer service. A comprehensive review of the Company’s branch facilities conducted during 2011 yielded no opportunities for consolidation of branch facilities that would not reduce the Company’s current or future profitability as compared to alternatives included in the Company’s strategic plan.

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

Discussion of Financial Condition Changes from December 31, 2011 to June 30, 2012

At June 30, 2012, the Company had total assets of $408.8 million, a decrease of $1.3 million, or 0.3%, from total assets at December 31, 2011.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, decreased by $5.4 million, or 3.6%, to $145.0 million at June 30, 2012 compared to $150.5 million at December 31, 2011. The decrease was primarily due to a decrease of $4.3 million in cash and cash equivalents and a decrease in available-for-sale securities of $1.1 million, or 0.9%. The decrease in available-for-sale securities was due to regular payments and “prepayments” on loans securitized within mortgage-backed securities that reduced the available-for-sale securities portfolio of the Bank. Increased payments on loans, also known as “prepayments,” occur in low interest rate environments where borrowers can exercise an option to refinance existing loans either with or without a prepayment penalty.

Total securities decreased by $1.2 million, or 0.9%, during the six month period ended June 30, 2012. The decrease was primarily due to maturities and principal repayments of $25.3 million and amortization of premiums of $1.0 million partially offset with purchases of $25.2 million for the six month period. Purchases were mainly funded by proceeds from principal payments received from the loan and securities portfolios.

Net loans receivable increased by $3.4 million, or 1.5% at June 30, 2012 compared to December 31, 2011. The Bank originated $32.6 million of loans, received payments of $26.8 million, originated and sold $2.5

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

million of 30-year fixed-rate mortgage loans into the secondary market and made a provision for loan losses of $393,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.

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

	June 30, 2012		December 31, 2011
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$154,832	63.77%	$153,064	64.30%
Residential construction loans	1,200	0.49	753	0.32
Multi-family residential	9,412	3.88	8,589	3.61
Non-residential real estate/land(2)	64,062	26.38	62,864	26.40
Total mortgage loans	229,506	94.52	225,270	94.63
Other loans:
Consumer loans(3)	2,095	0.86	2,257	0.95
Commercial business loans	11,214	4.62	10,526	4.42
Total other loans	13,309	5.48	12,783	5.37
Total loans before net items	242,815	100.00%	238,053	100.00%
Less:
Loans in process	3,277		1,691
Deferred loan origination fees	463		409
Allowance for loan losses	3,592		3,854
Total loans receivable, net	$235,483		$232,099

(1)	Includes loans collateralized by second mortgages in the aggregate amount of $15.5 million at June 30, 2012 and $15.9 million at December 31, 2011. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.1 million for June 30, 2012 and $2.7 million for December 31, 2011.
(3)	Includes second mortgage loans of $1.1 million for June 30, 2012 and $1.2 million December 31, 2011.

Foreclosed assets held for sale amounted to $70,000 at June 30, 2012 and $1.3 million at December 31, 2011. Activity during the six months consisted of one sale of a nonresidential property of $1.2 million and a writedown of $35,000 as the Bank lowered the listing price. Total non-performing and impaired assets amounted to $12.2 million at both June 30, 2012 and December 31, 2011.

Bank Owned Life Insurance (BOLI) increased by $1.4 million during the period ended June 30, 2012. Management executed a strategy to improve the credit quality of the existing portfolio by exchanging insurance policies. As part of this process, management invested additional funds to generate additional earnings to offset compensation and benefits costs while meeting minimum issuance requirements.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at March 31, 2012 and there were no interim impairment indicators that would require another valuation at June 30, 2012.

Deposits totaled $332.0 million at June 30, 2012, a decrease of $1.8 million, or 0.6%,compared to $333.8 million at December 31, 2011. Time deposits decreased by $8.1 million, or 5.5%, offset by a $4.9 million increase in savings and money market accounts and an increase of $1.4 million in demand accounts. Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks and not competing for certificates where a profitable customer relationship was not involved. Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in insured checking, savings and money market products offered by the Bank.

Other short-term borrowings, in the form of recurring repurchase agreements with commercial customers of the Bank, increased $3.0 million over the six months to a balance of $8.3 million. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both June 30, 2012 and December 31, 2011.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $24.2 million at June 30, 2012, and $26.6 million at December 31, 2011. The Company uses advances from the FHLB for short-term cash management purposes and to extend liability duration for interest rate risk management purposes, as the cost of duration purchased from the FHLB is less expensive than obtaining a similar duration through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted average cost of FHLB advances was 2.74% at June 30, 2012 compared to 2.67% at December 31, 2011.

Stockholders’ equity increased by $424,000, or 1.1%, during the six months ended June 30, 2012, mainly due to net income of $776,000 partially offset with declared dividends of $390,000.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2012 and 2011

General

Net income for the three months ended June 30, 2012 totaled $624,000, an increase of $109,000, or 21.2%, compared to $515,000 for the three month period ended June 30, 2011. The increase in net income was primarily due to a decrease of $464,000 in provision for loan losses and an increase of $52,000 in noninterest income, partially offset a decrease of $136,000 in net interest income before provision for loan losses, an increase in noninterest expenses of $213,000 and increased provision for federal income taxes of $58,000.

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

	For the three months ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$233,482	$2,945	5.05%	$238,152	$3,137	5.27%
Investment securities(2)	132,458	862	2.60	133,338	1,177	3.53
Interest-earning deposits(3)	16,053	57	1.42	14,150	58	1.64
Total interest-earning assets	381,993	3,864	4.05	385,640	4,372	4.53
Noninterest-earning assets	23,626			24,232

Total assets	$405,619			$409,872

Interest-bearing liabilities:
Deposits	$329,182	$544	0.66%	$324,192	$792	0.98%
Other short-term borrowings	7,222	3	0.17	5,993	5	0.33
Borrowings	24,935	171	2.74	36,860	293	3.18
Total interest-bearing liabilities	361,339	718	0.79	367,045	1,090	1.19

Noninterest bearing liabilities	4,251			3,588
Total liabilities	365,590			370,633
Stockholders’ equity	40,029			39,239
Total liabilities and stockholders’ equity	$405,619			$409,872
Net interest income		$3,146			$3,282
Interest rate spread(4)			3.26%			3.34%
Net yield on interest-earning assets(5)			3.29%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.72%			105.07%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
32

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased by $508,000 or 11.6%, to $3.9 million for the three months ended June 30, 2012, compared to the same period in 2011. The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.05% in the 2012 period from 4.53% for the 2011 period, accompanied by a decrease of $3.6 million in the average balance of interest-earning assets outstanding to $382.0 million for the 2012 period compared to an average balance of $385.6 million for the 2011 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2011 period to the 2012 period through interest rate resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $192,000, or 6.1%, for the three month period ended June 30, 2012, compared to the same period in 2011. The loan portfolio yield decreased from 5.27% for the three months ended June 30, 2011 to 5.05% for the three months ended June 30, 2012, as a result of reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates. The average balance of loans outstanding decreased $4.7 million, or 2.0%, to $233.5 million for the 2012 period compared to $238.2 million for the 2011 period. Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2012.

Interest income on securities decreased by $315,000 during the three months ended June 30, 2012, compared to the same period in 2011. This decrease was due primarily to a decrease of 93 basis points in the weighted-average rate to 2.60% for the 2012 period, compared to 3.53% for the 2011 period, coupled with a decline in the average balance of $880,000. As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income declined $1,000 for three month periods ended June 30, 2012 from June 30, 2011. The decrease resulted from a 22 bps decline in the weighted average rate from 1.64% at June 30, 2011 to 1.42% at June 30, 2012 and was offset almost entirely by the increase in the average balance of $1.9 million, or 13.4%.

Interest Expense

Interest expense totaled $718,000 for the three month period ended June 30, 2012, a decrease of $372,000, or 34.1%, compared to $1.1 million for the three month period ended June 30, 2011. The decrease was mainly due to a 40 basis point decrease in the weighted-average cost of funds to 0.79% for the 2012 period compared to 1.19% the previous year and, to a lesser extent, with a decrease in the average balance of total interest-bearing liabilities of $5.7 million, or 1.6%, for the 2012 period compared to the 2011 period.

Interest expense on deposits totaled $544,000, a decrease of $248,000, or 31.3%, compared to $792,000 for the same period in the previous year. The decrease was mainly due to a 32 basis point decrease in the

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

weighted-average cost of deposits, to 0.66% for the 2012 period compared to 0.98% for the 2011 period, partially offset by an increase in the average balance of $5.0 million, or 1.5%, to $329.2 million for the period ended June 30, 2012. The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $3,000 for the three month period ended June 30, 2012, a $2,000 decrease over the same period in the previous year. The weighted-average cost decreased 16 basis points to 0.17% offset by an increase in the average balance of $1.2 million, or 20.5%.

Interest expense on Federal Home Loan Bank advances totaled $171,000 for the three month period ended June 30, 2012, a decrease of $122,000 compared to the expense of $293,000 for the 2011 period. The decrease was mainly due to a decline of $11.9 million, or 32.4%, in the average balance outstanding along with a decrease in the weighted-average cost of 44 basis points to 2.74%. The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.

Net Interest Income

Net interest income totaled $3.1 million for the three month period ended June 30, 2012, a decrease of $136,000, or 4.1%, from the three month period ended June 30, 2011. The interest rate spread decreased 8 basis points to 3.26% for the 2012 period compared to 3.34% for the 2011 period. Similarly, the net interest margin decreased 11 basis points to 3.29% for the three month period ended June 30, 2012 compared to 3.40% for the 2011 period. The decline in the above rates can be attributed to the continued low interest rate environment, inducing a number of residential and commercial borrowers to refinance existing loans at the lower rates. This causes increases in the loan repayment activity, causing prepayments on the real estate based securities portfolio creating excess amortization of premiums and reduced earnings. The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a reversal of $394,000 in provision for loan losses for the three month period ended June 30, 2012, a decrease of $464,000 compared to the $70,000 provision for the three month period ended June 30, 2011. The negative provision is based on local economic factors such as unemployment and the number of foreclosures within the Bank’s market which moved favorably during the quarter.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income and gain on the sale of loans increased by $52,000, or 11.8%, for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011. The increase was due primarily to increased gain on sale of loans of $31,000 and an increase in bank owned life insurance income of $18,000 mainly due to the additional purchase of $1.3 million of bank owned life insurance. The purchase of bank owned life insurance is used to generate income to offset the costs of employee benefits.

Noninterest Expense

Noninterest expense increased by $213,000, or 7.1%, to $3.2 million for the three months ended June 30, 2012, compared to $3.0 million for the three months ended June 30, 2011. The increase was primarily due to an increase of $323,000, or 20.6%, in salaries and employee benefits, an increase of $123,000, or 25.0%, in other operating expense offset by a decline in provision for impairment on foreclosed assets held for sale of $252,000. The increase in salaries and employee benefits was primarily due to the trust transfer and assumption agreement coupled with the development of a comprehensive marketing and sales program to increase top line revenue of the Company through loans and fee income generating activities and employee training activities in the 2012 quarter which were not in to the 2011 quarter. The increase in other operating expense was primarily increased marketing expenses incurred as part of the Company’s strategic initiative to increase top line revenues coupled with the trust transfer and assumption agreement costs.

Federal Income Taxes

A federal income tax expense of $194,000 was recognized for the three month period ended June 30, 2012, an increase of $58,000 compared to the three month period ended June 30, 2011. The increase was primarily due to a $167,000 increase in pretax income resulting from the factors discussed above.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2012 and 2011

General

Net income for the six months ended June 30, 2012 totaled $776,000, a decrease of $144,000, or 15.7%, compared to $920,000 for the six month period ended June 30, 2011. The decrease in net income was primarily due to an increase of $201,000 in provision for loan losses, an increase in noninterest expenses of $98,000 and a decrease of $72,000 in net interest income partially offset by an increase of $156,000 in noninterest income and decreased provision for federal income taxes of $71,000.

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

	For the six months ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$232,578	$5,931	5.10%	$239,190	$6,312	5.28%
Investment securities(2)	134,683	1,804	2.68	132,549	2,239	3.38
Interest-earning deposits(3)	14,958	116	1.55	13,511	117	1.73
Total interest-earning assets	382,219	7,851	4.11	385,250	8,668	4.50
Noninterest-earning assets	23,731			24,427

Total assets	$405,950			$409,677

Interest-bearing liabilities:
Deposits	$329,373	$1,154	0.70%	$322,685	$1,640	1.02%
Other short-term borrowings	6,588	5	0.15	6,351	10	0.31
Borrowings	25,767	350	2.72	38,177	604	3.16
Total interest-bearing liabilities	361,728	1,509	0.83	367,213	2,254	1.23

Noninterest bearing liabilities	4,215			3,952
Total liabilities	365,943			371,165
Stockholders’ equity	40,007			38,512
Total liabilities and stockholders’ equity	$405,950			$409,677
Net interest income		$6,342			$6,414
Interest rate spread(4)			3.28%			3.27%
Net yield on interest-earning assets(5)			3.32%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.66%			104.91%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
36

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased by $817,000, or 9.4%, to $7.9 million for the six months ended June 30, 2012, compared to the same period in 2011. The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.11% in the 2012 period from 4.50% for the 2011 period, accompanied by a decrease of $3.0 million in the average balance of interest-earning assets outstanding to $382.2 million for the 2012 period compared to an average balance of $385.2 million for the 2011 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2011 period to the 2012 period through interest rate resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $381,000, or 6.0%, for the six month period ended June 30, 2012, compared to the same period in 2011. The loan portfolio yield decreased from 5.28% for the six months ended June 30, 2011 to 5.10% for the six months ended June 30, 2012, from reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates. The average balance of loans outstanding decreased $6.6 million, or 2.8%, to $232.6 million for the 2012 period compared to $239.2 million for the 2011 period. Loan prepayments have increased due to the low interest rate environment and loan originations have decreased due to lack of demand from qualified borrowers resulting from the continued difficult economic conditions in 2012.

Interest income on securities decreased by $435,000, or 19.4%, during the six months ended June 30, 2012, compared to the same period in 2011. This decrease was due primarily to a decrease of 70 basis points in the weighted-average rate to 2.68% for the 2012 period, compared to 3.38% for the 2011 period, offset with an increase in the average balance of $2.1 million, or 1.6%. As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide portfolio cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income declined $1,000 for six month periods ended June 30, 2012 from June 30, 2011. The decrease resulted from a 18 bps decline in the weighted average rate from 1.73% at June 30, 2011 to 1.55% at June 30, 2012 and was offset almost entirely by the increase in the average balance of $1.4 million, or 10.7%.

Interest Expense

Interest expense totaled $1.5 million for the six month period ended June 30, 2012, a decrease of $745,000, or 33.1%, compared to $2.3 million for the six month period ended June 30, 2011. The decrease was mainly due to a 40 basis point decrease in the weighted-average cost of funds to 0.83% for the 2012 period compared to 1.23% the previous year and, to a lesser extent, with a decrease in the average balance of total interest-bearing liabilities of $5.5 million, or 1.5%, for the 2012 period compared to the 2011 period.

Interest expense on deposits totaled $1.2 million, a decrease of $486,000, or 29.6%, compared to $1.6 million for the same period in the previous year. The decrease was mainly due to a 32 basis point decrease

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the weighted-average cost of deposits, to 0.70% for the 2012 period compared to 1.02% for the 2011 period, partially offset by an increase in the average balance of $6.7 million, or 2.1%, to $329.4 million for the period ended June 30, 2012. The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $5,000 for the six month period ended June 30, 2012, a $5,000 decrease over the same period in the previous year. The weighted-average cost decreased 16 basis points to 0.15% partially offset with an increase in the average balance of $237,000, or 3.7%.

Interest expense on Federal Home Loan Bank advances totaled $350,000 for the six month period ended June 30, 2012, a decrease of $254,000 compared to the expense of $604,000 for the 2011 period. The decrease was mainly due to a decline of $12.4 million, or 32.5%, in the average balance outstanding along with a decrease in the weighted-average cost of 44 basis points to 2.72%. The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.

Net Interest Income

Net interest income totaled $6.3 million for the six month period ended June 30, 2012, a decrease of $72,000, or 1.1%, from the six month period ended June 30, 2011. The interest rate spread increased 1 basis point to 3.28% for the 2012 period compared to 3.27% for the 2011 period. Similarly, the net interest margin was a marginal change of a decrease of 1 basis point to 3.32% for the six month period ended June 30, 2012 compared to 3.33% for the 2011 period. The pace of the declining cost on interest bearing liabilities declined at a slightly greater rate than the declining yield on interest earning assets. The continued market rate environment continues to push down on the yield the Bank is earning on interest earning assets. The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a provision for loan losses of $393,000 for the six month period ended June 30, 2012, an increase of $201,000 compared to the $192,000 provision for the six month period ended June 30, 2011. The provision is based on management’s assessment of probable incurred losses in the loan portfolio. The increase was mainly due to a charge-off of a commercial real estate loan where the Bank held a second mortgage position on the collateral and additionally, two other relationships were evaluated based on a change in circumstance that resulted in a recognized impairment. The aforementioned increases were partially offset with a current quarter provision reversal due to the favorable movement of the economic factors related to the Bank’s market area.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on bank-owned life insurance, trust income and gain on the sale of loans increased by $156,000, or 19.4%, for the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011. The increase was due primarily to increased gain on sale of loans of $70,000, an increase in bank owned life insurance income of $34,000 mainly due to the additional purchase of $1.3 million of bank owned life insurance, an increase in non-recurring trust income of $34,000 and other service fees related to debit card increased volume. The purchase of bank owned life insurance is used to generate income to offset the costs of employee benefits.

Noninterest Expense

Noninterest expense increased by $98,000, or 1.7%, to $6.0 million for the six months ended June 30, 2012, compared to $5.9 million for the six months ended June 30, 2011. The increase was primarily due to an increase of $519,000, or 17.2%, in salaries and employee benefits, an increase of $248,000, or 30.1%, in other operating expense offset by a decline in provision for impairment on foreclosed assets held for sale of $673,000. The increase in salaries and employee benefits was primarily due to the trust transfer and assumption agreement expenses and the development of a comprehensive marketing and sales program to increase the top line revenue of the Company. Also in the first quarter there was a non-recurring health savings account contribution and increased post-retirement costs compared to the prior year. The increase in other operating expense was primarily increased marketing expenses.

Federal Income Taxes

A federal income tax expense of $134,000 was recognized for the six month period ended June 30, 2012, a decrease of $71,000 compared to the six month period ended June 30, 2011. The decrease was primarily due to a $215,000 decrease in pretax income resulting from the factors discussed above.

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

Date:	August 10, 2012	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	August 10, 2012	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

