Form 10-Q
period 2012-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2012-11-09
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐     No ☒

As of November 8, 2012, the latest practicable date, 2,993,846 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

1

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,659	$14,215
Interest-bearing demand deposits	4,429	5,601
Cash and cash equivalents	9,088	19,816

Available-for-sale securities	123,247	130,637
Held-to-maturity securities	2,485	1,679
Loans receivable – net of allowance for loan losses of $3,812 and $3,854 at September 30, 2012 and December 31, 2011, respectively	239,789	232,099
Premises and equipment	7,154	7,165
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale - net	59	1,283
Accrued interest receivable	1,537	1,314
Bank-owned life insurance	8,651	7,193
Goodwill	1,719	1,719
Other intangible assets	151	219
Prepaid Federal Deposit Insurance Corporation premiums	661	868
Prepaid federal income taxes	85	54
Other Assets	1,423	1,026
Total assets	$401,074	$410,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$79,063	$76,750
Savings and money market	111,718	108,934
Time	136,592	148,164
Total deposits	327,373	333,848

Other short-term borrowings	7,220	5,278
Federal Home Loan Bank advances	21,187	26,597
Accrued interest payable and other liabilities	3,601	3,751
Deferred federal income taxes	1,254	908
Total liabilities	360,635	370,382

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,977	35,986
Retained earnings	17,289	16,635
Shares acquired by ESOP	(592)	(655)
Accumulated other comprehensive income, net of tax effects	1,989	1,881
Treasury stock, at cost – 984,885 common shares at September 30, 2012 and 974,618 at December 31, 2011	(14,622)	(14,530)
Total stockholders’ equity	40,439	39,715
Total liabilities and stockholders’ equity	$401,074	$410,097

See accompanying notes to condensed consolidated financial statements. 2

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest and Dividend Income
Loans	$2,964	$3,067	$8,895	$9,379
Securities	788	1,091	2,592	3,330
Dividends on Federal Home Loan Bank stock and other	55	54	171	171
Total interest and dividend income	3,807	4,212	11,658	12,880

Interest Expense
Deposits	500	752	1,654	2,392
Other short-term borrowings	3	3	8	13
Federal Home Loan Bank advances	165	272	515	876
Total interest expense	668	1,027	2,177	3,281

Net Interest Income	3,139	3,185	9,481	9,599

Provision for Loan Losses	225	442	618	634

Net Interest Income After Provision for Loan Losses	2,914	2,743	8,863	8,965

Noninterest Income
Gain on loan sales	108	35	203	60
Trust income	62	81	227	218
Earnings on bank-owned life insurance	75	62	223	176
Service fees, charges and other operating	271	348	824	877
Total noninterest income	516	526	1,477	1,331

Noninterest Expense
Salaries and employee benefits	1,532	1,570	5,061	4,580
Net occupancy and equipment expense	468	461	1,421	1,385
Federal deposit insurance premiums	72	77	225	284
Franchise taxes	100	93	301	281
Provision for impairment on foreclosed assets held for sale	11	223	46	931
Loss (Gain) on sale of foreclosed assets held for sale	—	(8)	13	(12)
Amortization of intangible assets	23	22	68	68
Other	634	506	1,705	1,329
Total noninterest expense	2,840	2,944	8,840	8,846

Income Before Federal Income Taxes	590	325	1,500	1,450

Provision for Federal Income Taxes	125	16	259	221

Net Income	$465	$309	$1,241	$1,229

Other comprehensive income:

Unrealized gains on available-for-sale securities	170	545	166	1,894
Change in defined benefit plan unrecognized net loss	—	—	—	(22)
Amortization of net loss included in net periodic pension cost	—	—	—	35
Components of other comprehensive income, before tax effect	170	545	166	1,907
Tax expense	58	185	58	648

Other comprehensive income	112	360	108	1,259

Comprehensive income	577	669	1,349	2,488

Basic Earnings Per Share	$0.16	$0.10	$0.42	$0.42

Diluted Earnings Per Share	$0.16	$0.10	$0.42	$0.42

Dividends Per Share	$0.07	$0.06	$0.20	$0.18
See accompanying notes to condensed consolidated financial statements. 3

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Operating Activities
Net income	$1,241	$1,229
Items not requiring (providing) cash
Depreciation and amortization	411	398
Provision for loan losses	618	634
Amortization of premiums and discounts on securities – net	1,565	1,075
Amortization of mortgage servicing rights	38	32
Amortization of deferred loan origination fees	(92)	(48)
Amortization of intangible assets	68	68
Increase in value of bank owned life insurance	(215)	(188)
Amortization expense of stock benefit plan	53	55
Provision for impairment on foreclosed assets held for sale	46	931
Loss (gain) on sale of foreclosed assets held for sale	13	(12)
Gain on sale of loans	(203)	(60)
Proceeds from sale of loans in secondary market	4,530	1,548
Origination of loans for sale in the secondary market	(4,327)	(1,488)
Deferred income taxes	291	(269)
Changes in
Accrued interest receivable	(223)	(307)
Other assets	(466)	281
Prepaid federal deposit insurance premiums	207	261
Interest payable and other liabilities	125	(555)
Net cash provided by operating activities	3,680	3,585

Investing Activities
Purchase of available-for-sale securities	(32,049)	(33,630)
Purchase of held-to-maturity securities	(867)	—
Proceeds from maturities of available-for-sale securities	38,042	28,760
Proceeds from maturities of held-to-maturity securities	58	38
Net change in loans	(8,217)	7,025
Purchase of Bank owned life insurance	(1,243)	—
Purchase of premises and equipment	(400)	(679)
Proceeds from the sale of foreclosed assets	1,165	870
Net cash provided by (used in) investing activities	$(3,511)	$2,384

See accompanying notes to condensed consolidated financial statements. 4

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Financing Activities
Net change in deposits	$(6,475)	$7,949
Net change in other short-term borrowings	1,942	(2,120)
Proceeds from Federal Home Loan Bank and Federal Reserve advances	14,710	—
Repayments of Federal Home Loan Bank and Federal Reserve advances	(20,120)	(10,410)
Advances by borrowers for taxes and insurance	(305)	(438)
Cash dividends paid	(557)	(528)
Treasury stock purchases	(92)	—
Net cash used in financing activities	(10,897)	(5,547)

Increase (decrease) in Cash and Cash Equivalents	(10,728)	422

Cash and Cash Equivalents, Beginning of period	19,816	11,800

Cash and Cash Equivalents, End of period	$9,088	$12,222

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,189	$3,311

Federal income taxes paid	$—	$745

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$1,187

Unrealized gains on securities designated as available-for-sale,
net of related tax effects	$108	$1,252

Dividends payable	$209	$180

See accompanying notes to condensed consolidated financial statements. 5

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the nine month fiscal period ended December 31, 2011. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year. The condensed consolidated balance sheet of the Company as of December 31, 2011, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities:
September 30, 2012:
U.S. government agencies	$157	$1	$—	$158
Mortgage-backed securities of government sponsored entities	91,630	2,547	62	94,115
Private-label collateralized mortgage obligations	1,184	46	—	1,230
State and political subdivisions	26,235	1,549	40	27,744

Totals	$119,206	$4,143	$102	$123,247
7

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities:
December 31, 2011:
U.S. government agencies	$1,559	$26	$1	$1,584
Mortgage-backed securities of government sponsored entities	98,816	2,636	124	101,328
Private-label collateralized mortgage obligations	1,693	48	—	1,741
State and political subdivisions	24,694	1,315	25	25,984

Totals	$126,762	$4,025	$150	$130,637

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2012:
U.S. government agencies	$133	$1	$1	$133
Mortgage-backed securities of government sponsored entities	1,486	49	—	1,535
State and political subdivisions	866	—	26	840

	$2,485	$50	$27	$2,508

December 31, 2011:
U.S. government agencies	$145	$—	$—	$145
Mortgage-backed securities of government sponsored entities	1,527	16	—	1,543
State and political subdivisions	7	—	—	7

	$1,679	$16	$—	$1,695

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$1,556	$1,625	$—	$—
Five to ten years	7,774	8,162	—	—
After ten years	17,062	18,115	999	973

	26,392	27,902	999	973

Mortgage-backed securities of government sponsored entities	91,630	94,115	1,486	1,535
Private-label collateralized mortgage obligations	1,184	1,230	—	—

Totals	$119,206	$123,247	$2,485	$2,508

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $59.6 million and $53.9 million at September 30, 2012 and December 31, 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2012 and December 31, 2011, was $13.6 million and $17.7 million, which represented approximately 11% and 14%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio. These declines resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these government agency, mortgage-backed and state and political subdivision securities are temporary at September 30, 2012.

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

September 30, 2012

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$—	$—	$67	$1	$67	$1
Mortgage-backed securities of government sponsored entities	7,656	29	2,923	33	10,579	62
State and political subdivisions	2,247	38	754	28	3,001	66
Total temporarily impaired securities	$9,903	$67	$3,744	$62	$13,647	$129

December 31, 2011

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. government agencies	$—	$—	$313	$1	$313	$1
Mortgage-backed securities of government sponsored entities	16,624	124	—	—	16,624	124
State and political subdivisions	—	—	759	25	759	25
Total temporarily impaired securities	$16,624	$124	$1,072	$26	$17,696	$150

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The risk characteristics of each portfolio segment are as follows:

Residential Real Estate Loans

For residential mortgage loans that are secured by one-to-four family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to-four family residences. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

All Other Mortgage Loans

All other mortgage loans consist of residential construction loans, non-residential real estate loans, land loans and multi-family real estate loans.

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Commercial Business Loans

Commercial business loans carry a higher degree of risk than one-to-four family residential loans. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company originates commercial loans generally in the $50,000 to $1,000,000 range with the majority of these loans being under $500,000. Commercial loans are generally underwritten based on the borrower’s ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral. Each loan is evaluated for a level of risk and assigned a rating from “1” (the highest quality rating) to “7” (the lowest quality rating).

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and September 30, 2011:

Three months ended September 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,082	$2,362	$143	$5	$—	$3,592
Provision charged to expense	92	117	14	2	—	225
Losses charged off	(21)	(1)	—	—	—	(22)
Recoveries	2	1	14	—	—	17
Ending balance	$1,155	$2,479	$171	$7	$—	$3,812

Three months ended September 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,076	$1,840	$295	$10	$—	$3,221
Provision charged to expense	(53)	487	8	—	—	442
Losses charged off	(34)	—	—	—	—	(34)
Recoveries	—	—	—	—	—	—
Ending balance	$989	$2,327	$303	$10	$—	$3,629

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Nine months ended September 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$—	$3,854
Provision charged to expense	95	534	(12)	1	—	618
Losses charged off	(109)	(603)	—	(4)	—	(716)
Recoveries	41	1	14	—	—	56
Ending balance	$1,155	$2,479	$171	$7	$—	$3,812

Nine months ended September 30, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,199	$1,603	$253	$8	$2	$3,065
Provision charged to expense	(125)	709	50	2	(2)	634
Losses charged off	(87)	—	—	—	—	(87)
Recoveries	2	15	—	—	—	17
Ending balance	$989	$2,327	$303	$10	$—	$3,629

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of September 30, 2012 and December 31, 2011:

September 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:
	(in thousands)
Ending balance: individually evaluated for impairment	$340	$1,802	$39	$—	$—	$2,181
Ending balance: collectively evaluated for impairment	815	677	132	7	—	1,631
Total allowance for loan losses	$1,155	$2,479	$171	$7	$—	$3,812

Loan Balances:

Ending balance: individually evaluated for impairment	$4,321	$7,398	$39	$—		$11,758
Ending balance: collectively evaluated for impairment	152,433	70,704	12,198	1,677		237,012
Ending balance	$156,754	$78,102	$12,237	$1,677		$248,770

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:
	(in thousands)
Ending balance: individually evaluated for impairment	$320	$1,941	$53	$—	$—	$2,314
Ending balance: collectively evaluated for impairment	808	606	116	10	—	1,540
Total allowance for loan losses	$1,128	$2,547	$169	$10	$—	$3,854

Loan Balances:

Ending balance: individually evaluated for impairment	$3,744	$6,955	$92	$—		$10,791
Ending balance: collectively evaluated for impairment	149,320	65,251	10,434	2,257		227,262
Ending balance	$153,064	$72,206	$10,526	$2,257		$238,053

Total loans in the above tables do not include deferred loan origination fees of $508,000 and $409,000 or loans in process of $4.7 million and $1.7 million for September 30, 2012 and December 31, 2011, respectively.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011:

September 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$151,183	$67,840	$12,037	$1,677
Special Mention (Risk 5)	2,964	2,908	117	—
Substandard (Risk 6)	2,607	7,354	83	—

Total	$156,754	$78,102	$12,237	$1,677

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
		(In thousands)
Rating *
Pass (Risk 1-4)	$145,061	$61,970	$10,268	$2,257
Special Mention (Risk 5)	2,979	3,281	166	—
Substandard (Risk 6)	5,024	6,955	92	—

Total	$153,064	$72,206	$10,526	$2,257

* Ratings are generally assigned to consumer and residential mortgage loans on a “pass” or “fail” basis, where “fail” results in a substandard classification. Commercial loans, both secured by real estate or other assets or unsecured are analyzed in accordance with an analytical matrix codified in the Bank’s loan policy that produces a risk rating as described below.

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

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

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2012 and December 31, 2011:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days& Accruing
			(In thousands)

One-to-four family residential loans	$560	$15	$1,164	$1,739	$155,015	$156,754	$—
All other mortgage loans	1,563	—	1,772	3,335	74,767	78,102	—
Commercial business loans	30	—	2	32	12,205	12,237	—
Consumer loans	7	8	4	19	1,658	1,677	—

Total	$2,160	$23	$2,942	$5,125	$243,645	$248,770	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
			(In thousands)

One-to-four family residential loans	$1,513	$280	$844	$2,637	$150,427	$153,064	$—
All other mortgage loans	903	—	1,905	2,808	69,398	72,206	—
Commercial business loans	17	—	35	52	10,474	10,526	—
Consumer loans	17	9	—	26	2,231	2,257	—

Total	$2,450	$289	$2,784	$5,523	$232,530	$238,053	$—
16

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

 Non-accrual loans were comprised of the following at:

	September 30,	December 31,
	2012	2011
	Nonaccrual	Nonaccrual
	(In thousands)

One-to-four family residential loans	$2,085	$2,433
All other mortgage loans	3,691	3,271
Commercial business loans	39	92
Consumer loans	7	12

Total	$5,822	$5,808

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at September 30, 2012 and December 31, 2011 in combination with activity for the three and nine month periods ended September 30, 2012 and September 30, 2011 is presented below:

	As of September 30, 2012			Three months ended September 30, 2012		Nine months ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$3,050	$3,050	$—	$3,024	$21	$3,144	$90
All other mortgage loans	2,587	2,587	—	2,324	3	2,179	58

Loans with a specific valuation allowance
One-to-four family residential loans	1,271	1,271	340	1,210	2	889	35
All other mortgage loans	4,811	4,811	1,802	4,723	25	4,998	64
Commercial business loans	39	39	39	43	1	66	1

Total:
One-to-four family residential loans	$4,321	$4,321	$340	$4,234	$23	$4,033	$125
All other mortgage loans	7,398	7,398	1,802	7,047	28	7,177	122
Commercial business loans	39	39	39	43	1	66	1
	$11,758	$11,758	$2,181	$11,324	$52	$11,276	$248
17

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements
	As of December 31, 2011			Three months ended September 30, 2011		Nine months ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$3,238	$3,238	$—	$2,945	$22	$3,061	$50
All other mortgage loans	1,771	1,771	—	1,922	29	1,841	34
Commercial business loans	—	—	—	—	—	26	—

Loans with a specific valuation allowance
One-to-four family residential loans	506	506	320	382	13	310	18
All other mortgage loans	5,184	5,184	1,941	5,047	5	4,106	54
Commercial business loans	92	92	53	221	—	166	—

Total:
One-to-four family residential loans	$3,744	$3,744	$320	$3,327	$35	$3,371	$68
All other mortgage loans	6,955	6,955	1,941	6,969	34	5,947	88
Commercial business loans	92	92	53	221	—	192	—
	$10,791	$10,791	$2,314	$10,517	$69	$9,510	$156

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
	(dollars in thousands)
September 30, 2012
One-to-four family residential loans	—	$—	$—	2	$538	$538

September 30, 2011
One-to-four family residential loans	1	$141	$141	1	$141	$141
All other mortgage loans	—	—	—	1	323	323
Commercial business loans	1	42	42	2	179	179

The Troubled Debt Restructured (“TDR”) classifications which occurred in the year-to-date September 30, 2012 period were due to an effective interest rate below the market interest rate of similar debt. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the nine month periods ended September 30, 2012 and 2011. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Note 5:	Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(823)	(755)

Total	$1,870	$1,938

The Company recorded amortization relative to intangible assets totaling $68,000 for both of the nine month periods ended September 30, 2012 and September 30, 2011. The Company anticipates $91,000 of amortization for each of fiscal 2012, 2013 and $37,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at March 31, 2012 indicated there was no impairment in the carrying value of these assets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding (basic)	2,935,469	2,930,075	2,937,589	2,930,075
Dilutive effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding (diluted)	2,935,469	2,930,075	2,937,589	2,930,075

None of the outstanding options were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2012 and 2011, as the average fair value of the shares was less than the option exercise prices.

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Note 7:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. As of September 30, 2012, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in August of 2013 unless otherwise exercised or forfeited. The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10. FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. There were no options granted during the nine months ended September 30, 2012 and 2011. There was no compensation expense recognized for the stock option plan during the nine months ended September 30, 2012 and 2011, as all options were fully vested prior to these periods.

A summary of the status of the Company’s stock option plan as of and for the nine months ended September 30, 2012, and for the year ended December 31, 2011 is presented below:

	Nine months ended September 30,		Year ended December 31,
	2012		2011
	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price
Outstanding at beginning of period	63,408	$13.95	83,816	$13.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(4,500)	13.95	(20,408)	13.95

Outstanding at end of period	58,908	$13.95	63,408	$13.95

Options exercisable at period-end	58,908	$13.95	63,408	$13.95

The following information applies to options outstanding at September 30, 2012:

Number outstanding	58,908
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	1.00 years

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Note 8:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and core capital (as defined) to adjusted total assets (as defined). As of September 30, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2012, the Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2012 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2012
Total risk-based capital (to risk-weighted assets)	$37,335	16.0%	$18,667	8.0%	$23,333	10.0%
Tier I capital (to risk-weighted assets)	34,427	14.8	9,333	4.0	14,000	6.0
Tier I capital (to average assets)	34,427	8.6	16,010	4.0	20,013	5.0

As of December 31, 2011
Tangible capital	$35,132	8.7%	$6,074	1.5%	$20,248	5.0%
Core capital	35,132	8.7	16,198	4.0	24,297	6.0
Risk-based capital	38,070	16.2	18,802	8.0	23,503	10.0

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

Note 9:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$4,041	$3,876
Net unrealized loss for unfunded status of defined benefit plan liability	(1,026)	(1,026)

	3,015	2,850
Tax effect	(1,026)	(969)
Net-of-tax amount	$1,989	$1,881

Note 10:	Fair Value Measurements

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
U.S. government agencies	$158	$—	$158	$—
Mortgage-backed securities of government sponsored entities	94,115	—	94,115	—
Private-label collateralized mortgage obligations	1,230	—	1,230	—
State and political subdivisions	27,744	—	27,744	—

December 31, 2011
U.S. government agencies	$1,584	$—	$1,584	$—
Mortgage-backed securities of government sponsored entities	101,328	—	101,328	—
Private-label collateralized mortgage obligations	1,741	—	1,741	—
State and political subdivisions	25,984	—	25,984	—

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
Collateral-dependent impaired loans	$412	$—	$—	$412
Foreclosed assets	59	—	—	59
December 31, 2011
Collateral-dependent impaired loans	$3,468	$—	$—	$3,468
Foreclosed assets	1,283	—	—	1,283

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value at 9/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$412	Market comparable properties	Selling Cost	10%
Foreclosed assets	59	Market comparable properties	Selling Cost	10%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2012 as compared to December 31, 2011

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012	(In thousands)
Financial assets
Cash and cash equivalents	$9,088	$9,088	$—	$—
Held-to-maturity securities	2,485	—	2,508	—
Loans, net of allowance for loan losses	239,789	—	—	252,344
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,537	—	1,537	—

Financial liabilities
Deposits	327,373	—	319,248	—
Other short-term borrowings	7,220	—	7,220	—
Federal Home Loan Bank advances	21,187	—	22,190	—
Advances from borrowers for taxes and insurance	636	—	636	—
Interest payable	54	—	54	—

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011	(In thousands)
Financial assets
Cash and cash equivalents	$19,816	$19,816	$—	$—
Held-to-maturity securities	1,679	—	1,695	—
Loans, net of allowance for loan losses	232,099	—	—	239,983
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,314	—	1,314	—

Financial liabilities
Deposits	333,848	—	332,222	—
Other short-term borrowings	5,278	—	5,278	—
Federal Home Loan Bank advances	26,597	—	27,717	—
Advances from borrowers for taxes and insurance	941	—	941	—
Interest payable	66	—	66	—

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

Index Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2012 and December 31, 2011.

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

On July 2, 2012, the Bank entered into a Transfer and Assumption Agreement with Thomasville National Bank (“TNB”), the national bank subsidiary of Thomasville Bancshares, Inc. headquartered in Thomasville, Georgia. The agreement provides for the transfer of the Bank’s trust business to TNB. As of September 30, 2012, the Bank’s Trust Department held approximately $44.0 million in trust account assets.

Under terms of the agreement, TNB will maintain a trust office in a Wayne Savings branch or office in Wooster, Ohio. The Bank and TNB will also enter into an office support and referral agreement under which the Bank will be compensated for, among other services, the use of facilities and equipment required for the operation of the TNB trust office. The costs of exiting the trust business include a one-time expense of approximately $334,000 that was recognized during the quarter ended June 30, 2012. Closing of the transaction is expected to occur on November 15, 2012 and the Bank expects to surrender its trust license to the Ohio Division of Financial Institutions (“ODFI”) after the ODFI confirms that the Bank has met the conditions for ceasing to conduct trust business. The Bank received no consideration and there is no gain or loss on the transfer other than the one-time expense noted above.

The strategic rationale for this transaction is to partner with a stronger provider of trust services, who will absorb the operating expense overhead and assume the fiduciary risk associated with post-closing management of the trust accounts.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company is engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon. These initiatives include the development of a comprehensive marketing and sales program to increase top line revenue of the Company through loans and fee income generating activities, a comprehensive review of the branch facilities and staff to identify opportunities for cost effective reductions to improve operational efficiency, evaluation of alternative approaches for the delivery of trust services to ensure profitable operation of the department (which resulted in the transfer and assumption agreement discussed in note 12 to the financial statements above) and evaluation of information technology solutions to improve internal efficiency and customer service. A comprehensive review of the Company’s branch facilities conducted during 2011 and updated during 2012 yielded no opportunities for consolidation of branch facilities that would not reduce the Company’s current or future profitability as compared to alternatives included in the Company’s strategic plan.

Discussion of Financial Condition Changes from December 31, 2011 to September 30, 2012

At September 30, 2012, the Company had total assets of $401.1 million, a decrease of $9.0 million, or 2.2%, from total assets at December 31, 2011.

Liquid assets, consisting of cash, interest-bearing demand deposits and available-for-sale securities, decreased by $18.1 million, or 12.0%, to $132.3 million at September 30, 2012 compared to $150.5 million at December 31, 2011. The decrease was primarily due to a decrease of $10.7 million in cash and cash equivalents and a decrease of $7.4 million, or 5.7%, in available-for-sale securities. The decrease in available-for-sale securities was due to scheduled payments and “prepayments” on loans securitized within mortgage-backed securities that reduced the available-for-sale securities portfolio of the Bank. Increased payments on loans, also known as “prepayments,” occur in low interest rate environments where borrowers can exercise an option to refinance existing loans either with or without a prepayment penalty. These decreases were partially offset by a $7.7 million increase in net loans. Increased loan balances were the result of management’s ongoing efforts to enhance the development of the commercial business loan program combined with historically low residential mortgage rates resulting in increased origination activity.

Total securities decreased by $6.6 million, or 5.0%, during the nine month period ended September 30, 2012. The decrease was primarily due to principal repayments of $38.1 million and amortization of premiums of $1.6 million partially offset with purchases of $32.9 million for the nine month period. Purchases were mainly funded by proceeds from principal payments received from the securities portfolio.

Net loans receivable increased by $7.7 million, or 3.3%, at September 30, 2012 compared to December 31, 2011. The Bank originated $51.4 million of loans, received payments of $33.1 million, originated and sold $4.3 million of 30-year fixed-rate mortgage loans into the secondary market, and made a provision for loan losses of $618,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity, while the continuing difficult economic environment continues to limit the demand for new loans by credit worthy borrowers.

As part of an overall strategy to manage liquidity and interest rate risk, management has executed a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long term fixed-rate residential mortgages. To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods, while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk based capital ratios, compared to loans, as the investments the Company purchases are risk weighted less than the loan originations. As loan volume increases relative to investment volume, risk based capital ratios will decline.

The following table sets forth certain information regarding the Company’s loan portfolio for the periods indicated.

	September 30, 2012		December 31, 2011
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$156,754	63.01%	$153,064	64.30%
Residential construction loans	2,238	0.90	753	0.32
Multi-family residential	9,644	3.88	8,589	3.61
Non-residential real estate/land(2)	66,220	26.62	62,864	26.40
Total mortgage loans	234,856	94.41	225,270	94.63
Other loans:
Consumer loans(3)	1,677	0.67	2,257	0.95
Commercial business loans	12,237	4.92	10,526	4.42
Total other loans	13,914	5.59	12,783	5.37
Total loans before net items	248,770	100.00%	238,053	100.00%
Less:
Loans in process	4,661		1,691
Deferred loan origination fees	508		409
Allowance for loan losses	3,812		3,854
Total loans receivable, net	$239,789		$232,099

(1)	Includes loans collateralized by second mortgages in the aggregate amount of $15.3 million at September 30, 2012 and $15.9 million at December 31, 2011. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.1 million for September 30, 2012 and $2.7 million for December 31, 2011.
(3)	Includes second mortgage loans of $735,000 for September 30, 2012 and $1.2 million December 31, 2011.

Foreclosed assets held for sale totaled $59,000 at September 30, 2012 compared to $1.3 million at December 31, 2011. Activity during the nine months consisted of the sale of a nonresidential property for $1.2 million with an associated writedown of $46,000 to reflect market values. Total non-performing and impaired assets totaled $13.2 million, or 3.3% of total assets, and $12.2 million, or 2.98% of total assets, at September 30, 2012 and December 31, 2011, respectively.

Bank Owned Life Insurance (BOLI) increased by $1.5 million during the nine month period ended September 30, 2012. Management executed a strategy to improve the credit quality of the existing portfolio by exchanging insurance policies. As part of this process, management invested additional funds to generate increased earnings in order to offset compensation and benefits costs while meeting minimum policy issuance requirements.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at March 31, 2012, and there were no interim impairment indicators that would require another evaluation at September 30, 2012.

Deposits totaled $327.4 million at September 30, 2012, a decrease of $6.5 million, or 1.9%, compared to $333.8 million at December 31, 2011. Time deposits decreased by $11.6 million, or 7.8%, partially offset by a $2.8 million increase in savings and money market accounts and an increase of $2.3 million in demand accounts. Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks and not competing for certificates where a profitable customer relationship was not involved. Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in insured checking, savings and money market products offered by the Bank.

Other short-term borrowings, which consists solely of repurchase agreements with commercial customers of the Bank, increased by $1.9 million and totaled $7.2 million at September 30, 2012. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both September 30, 2012 and December 31, 2011.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $21.2 million at September 30, 2012, compared to $26.6 million at December 31, 2011. The Company uses advances from the FHLB for both short-term cash management purposes and to extend liability duration for interest rate risk management purposes, as the cost of duration purchased from the FHLB is less expensive than obtaining a similar duration through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted average cost of FHLB advances was 2.72% at September 30, 2012 compared to 2.67% at December 31, 2011.

Stockholders’ equity increased by $724,000, or 1.8%, during the nine months ended September 30, 2012, primarily due to net income of $1.2 million, partially offset by dividends declared of $599,000.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2012 and 2011

General

Net income for the three months ended September 30, 2012 totaled $465,000, reflecting an increase of $156,000, or 50.5%, compared to $309,000 for the three month period ended September 30, 2011. The increase in net income was primarily due to a decrease of $217,000 in provision for loan losses, and a $212,000 decrease in provision for impairment on foreclosed assets held for sale. These decreases were partially offset with an increase in other noninterest expense of $128,000, an increase in federal income taxes of $109,000 and a decrease of $46,000 in net interest income.

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

	For the three months ended September 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$237,377	$2,964	4.99%	$232,467	$3,067	5.28%
Investment securities(2)	130,419	788	2.42	139,498	1,091	3.13
Interest-earning deposits(3)	11,534	55	1.91	16,616	54	1.30
Total interest-earning assets	379,330	3,807	4.01	388,581	4,212	4.34
Noninterest-earning assets	23,990			23,818

Total assets	$403,320			$412,399

Interest-bearing liabilities:
Deposits	$326,828	$500	0.61%	$328,638	$752	0.92%
Other short-term borrowings	7,035	3	0.17	5,904	3	0.20
Borrowings	24,066	165	2.74	34,298	272	3.17
Total interest-bearing liabilities	357,929	668	0.75	368,840	1,027	1.11

Noninterest bearing liabilities	4,531			3,653
Total liabilities	362,460			372,493
Stockholders’ equity	40,860			39,906
Total liabilities and stockholders’ equity	$403,320			$412,399
Net interest income		$3,139			$3,185
Interest rate spread(4)			3.26%			3.23%
Net yield on interest-earning assets(5)			3.31%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.98%			105.35%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
32

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased by $405,000 or 9.6%, to $3.8 million for the three months ended September 30, 2012, compared to the same period in 2011. The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.01% in the 2012 period from 4.34% for the 2011 period, as well as a decrease of $9.3 million in the average balance of interest-earning assets to $379.3 million for the 2012 period compared to an average balance of $388.6 million for the 2011 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates compared to the 2011 period as a result of interest rate resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $103,000, or 3.4%, for the three month period ended September 30, 2012, compared to the same period in 2011. The loan portfolio yield decreased from 5.28% for the three months ended September 30, 2011 to 4.99% for the three months ended September 30, 2012, as a result of reduced origination yields and the amortization, prepayment and repricing of higher yielding assets due to the low level of market interest rates. The average balance of loans outstanding increased $4.9 million, or 2.1%, to $237.4 million for the 2012 period compared to $232.5 million for the 2011 period. Interest income on securities decreased by $303,000 during the three months ended September 30, 2012, compared to the same period in 2011. This decrease was primarily due to a decrease of 71 basis points in the weighted-average rate to 2.42% for the 2012 period, compared to 3.13% for the 2011 period, and a decline in the average balance of $9.1 million, or 6.5%. As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income increased $1,000 for three month periods ended September 30, 2012 from September 30, 2011. The increase was due to a 61 basis point increase in the weighted average rate from 1.30% at September 30, 2011, to 1.91% at September 30, 2012 and was substantially offset by the decrease in the average balance of $5.1 million, or 30.6%.

Interest Expense

Interest expense totaled $668,000 for the three month period ended September 30, 2012, a decrease of $359,000, or 35.0%, compared to $1.0 million for the three month period ended September 30, 2011. The decrease was primarily due to a 36 basis point decrease in the weighted-average cost of funds to 0.75% for the 2012 period compared to 1.11% for the prior year period and to a lesser extent, due to a decrease in the average balance of total interest-bearing liabilities of $10.9 million, or 3.0%, for the 2012 period compared to the 2011 period.

Interest expense on deposits for the three month period ended September 30, 2012 totaled $500,000, a decrease of $252,000, or 33.5%, compared to $752,000 for the same period in the previous year. The decrease was mainly due to a 31 basis point decrease in the weighted-average cost of deposits, to 0.61% for the 2012 period compared to 0.92% for the 2011 period, as well as a decrease in the average balance of $1.8 million to $326.8 million for the period ended September 30, 2012. The decrease in interest expense

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $3,000 for both three month periods ended September 30, 2012, and 2011. The weighted-average cost decreased 3 basis points to 0.17% which was fully offset by an increase in the average balance of $1.1 million, or 19.1%.

Interest expense on Federal Home Loan Bank advances totaled $165,000 for the three month period ended September 30, 2012, a decrease of $107,000 compared to expense of $272,000 for the 2011 period. The decrease was primarily due to a decline of $10.2 million, or 29.8%, in the average balance outstanding, and a decrease in the weighted-average cost of 43 basis points to 2.74%. The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.

Net Interest Income

Net interest income totaled $3.1 million for the three month period ended September 30, 2012, a decrease of $46,000, or 1.4%, from the three month period ended September 30, 2011. The decline in net interest income was mainly due to a $9.3 million decrease in the average balance of interest-earning assets, partially offset by a $10.9 million decline in the average balances of interest earning liabilities. Despite the decline in net interest income, the interest rate spread increased 3 basis points to 3.26% for the 2012 period compared to 3.23% for the 2011 period. The increase in the above interest rate spread can be attributed to the the higher average balances in higher yielding loans which was more than offset with declines in both the average balances of the lower yielding investment securities and interest earning cash balances. Similarly, the net interest margin increased 3 basis points to 3.31% for the three month period ended September 30, 2012 compared to 3.28% for the 2011 period. This results in increased loan repayment activity, and accelerated the prepayments on the real estate based securities portfolio which creates excess amortization of premiums and reduced earnings. The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded $225,000 in the provision for loan losses for the three month period ended September 30, 2012, resulting in a decrease of $217,000 compared to the $442,000 provision for the three month period ended September 30, 2011. During the 2011 period, the Bank recorded a large provision based on an updated appraisal on a single commercial real estate property. The current provision for loan losses was mainly due to both the increased number of foreclosures within the Bank’s market and increased delinquencies during the quarter.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts decreased $77,000 mainly due to a reduction in customer service charges and investment income from non-depository products, partially offset by an increased gain on the sale of loans of $73,000, for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.

Noninterest Expense

Noninterest expense decreased by $104,000, or 3.5%, to $2.8 million for the three months ended September 30, 2012, compared to $2.9 million for the three months ended September 30, 2011. The decrease was primarily due to a decrease of $212,000 in provision for impairment on foreclosed assets held for sale, as the prior year required provision of $150,000 for a single commercial real estate property, and a decrease of $38,000 in salaries and employee benefits, partially offset by an increase in other operating expense of $128,000, or 25.3%. The decrease in salaries and employee benefits was primarily due to the decline in participants in the employee healthcare plan in the 2012 quarter compared to the 2011 quarter and the attrition of corporate staff positions. The increase in other operating expense was primarily due to increased marketing expenses incurred as part of the Company’s strategic initiative to increase top line revenues as well as with additional special services required to assist the Bank in contract negotiations with vendors and legal services.

Federal Income Taxes

A federal income tax expense of $125,000 was recognized for the three month period ended September 30, 2012, an increase of $109,000 compared to the three month period ended September 30, 2011. The increase was primarily due to a $265,000 increase in pretax income resulting from the factors discussed above.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2012 and 2011

General

Net income for the nine months ended September 30, 2012 totaled $1.2 million, an increase of $12,000, or 1.0%, compared to the nine month period ended September 30, 2011. The increase in net income was primarily due to an increase of $146,000 in noninterest income, primarily due to gain on sale of loans, partially offset by a $118,000 decrease in net interest income as the interest earning asset balances declined.

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

	For the nine months ended September 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$234,195	$8,895	5.06%	$236,921	$9,379	5.28%
Investment securities(2)	133,246	2,592	2.59	134,893	3,330	3.29
Interest-earning deposits(3)	13,804	171	1.65	14,560	171	1.57
Total interest-earning assets	381,245	11,658	4.08	386,374	12,880	4.44
Noninterest-earning assets	23,818			24,186

Total assets	$405,063			$410,560

Interest-bearing liabilities:
Deposits	$328,516	$1,654	0.67%	$324,697	$2,392	0.98%
Other short-term borrowings	6,738	8	0.16	6,199	13	0.28
Borrowings	25,194	515	2.73	36,865	876	3.17
Total interest-bearing liabilities	360,448	2,177	0.81	367,761	3,281	1.19

Noninterest bearing liabilities	4,322			3,834
Total liabilities	364,770			371,595
Stockholders’ equity	40,293			38,965
Total liabilities and stockholders’ equity	$405,063			$410,560
Net interest income		$9,481			$9,599
Interest rate spread(4)			3.27%			3.25%
Net yield on interest-earning assets(5)			3.32%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.77%			105.06%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
36

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased by $1.2 million, or 9.5%, to $11.7 million for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease was due to a decline in the weighted-average yield on interest-earning assets to 4.08% in the 2012 period from 4.44% for the 2011 period, and a decrease of $5.1 million in the average balance of interest-earning assets outstanding to $381.2 million for the 2012 period compared to an average balance of $386.4 million for the 2011 period. The decrease in yield was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates from the 2011 period to the 2012 period as a result of interest rate resets on adjustable rate loans and securities, prepayments, lower rates on new loan originations and reinvestment of securities cashflows at lower market yields.

Interest income on loans decreased by $484,000, or 5.2%, for the nine month period ended September 30, 2012, compared to the same period in 2011. The loan portfolio yield decreased from 5.28% for the nine months ended September 30, 2011 to 5.06% for the nine months ended September 30, 2012, due to reduced origination yields and the amortization, prepayment and downward repricing of higher yielding assets due to the low level of market interest rates. The average balance of loans outstanding decreased $2.7 million, or 1.2%, to $234.2 million for the 2012 period compared to $236.9 million for the 2011 period

Interest income on securities decreased by $738,000, or 22.2%, during the nine months ended September 30, 2012, compared to the same period in 2011. This decrease was primarily due to a decrease of 70 basis points in the weighted-average rate to 2.59% for the 2012 period, compared to 3.29% for the 2011 period, combined with a decrease in the average balance of $1.6 million, or 1.2%. As discussed earlier, maturing securities cash flows are being reinvested at significantly lower market rates, and the duration of purchased securities is being shortened to mitigate the interest rate risk associated with a possible future increase in the level of market interest rates and to provide cash flows to fund future loan demand.

Dividends on Federal Home Loan Bank stock and other income remained constant at $171,000 for both nine month periods ended September 30, 2012 and September 30, 2011. The increase from a weighted average rate of 1.57% in September 30, 2011 to 1.65% at September 30, 2012 was fully offset by a decrease in the weighted average balance of $756,000, or 5.2%.

Interest Expense

Interest expense totaled $2.2 million for the nine month period ended September 30, 2012, a decrease of $1.1 million, or 33.7%, compared to $3.3 million for the nine month period ended September 30, 2011. The decrease was mainly due to a 38 basis point decrease in the weighted-average cost of funds to 0.81% for the 2012 period compared to 1.19% the previous year and, to a lesser extent, by a decrease in the average balance of total interest-bearing liabilities of $7.3 million, or 2.0%, for the 2012 period compared to the 2011 period.

Interest expense on deposits totaled $1.7 million, a decrease of $738,000, or 30.9%, compared to $2.4 million for the same period in the previous year. The decrease was mainly due to a 31 basis point decrease

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in the weighted-average cost of deposits, to 0.67% for the 2012 period compared to 0.98% for the 2011 period, partially offset by an increase in the average balance of $3.8 million, or 1.2%, to $328.5 million for the period ended September 30, 2012. The decrease in interest expense is slowing as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $8,000 for the nine month period ended September 30, 2012, a $5,000 decrease over the same period in the previous year. The weighted-average cost decreased 12 basis points to 0.16% and was partially offset with an increase in the average balance of $539,000, or 8.7%.

Interest expense on Federal Home Loan Bank advances totaled $515,000 for the nine month period ended September 30, 2012, a decrease of $361,000 compared to expense of $876,000 for the 2011 period. The decrease was mainly due to a decline of $11.7 million, or 31.7%, in the average balance outstanding, and a decrease in the weighted-average cost of 44 basis points to 2.73%. The decrease in the rate paid is mainly due to decreases in market interest rates as maturing advances have either been paid off or refinanced at lower rates.

Net Interest Income

Net interest income totaled $9.5 million for the nine month period ended September 30, 2012, a decrease of $118,000, or 1.2%, from the nine month period ended September 30, 2011. The interest rate spread increased 2 basis points to 3.27% for the 2012 period compared to 3.25% for the 2011 period. The net interest margin increased 1 basis point to 3.32% for the nine month period ended September 30, 2012 compared to 3.31% during the same period in 2011. The pace of the declining cost on interest bearing liabilities declined at a slightly greater rate than the declining yield on interest earning assets. The market rate environment continues to push down on the yield the Bank is earning on interest earning assets. The cost of funds was managed in a manner that would allow the Bank to compete with existing market interest rates on interest earning assets.

Provision for Loan Losses

Management recorded a provision for loan losses of $618,000 for the nine month period ended September 30, 2012, a decrease of $16,000 compared to the $634,000 provision for the nine month period ended September 30, 2011. The provision is based on management’s assessment of probable incurred losses in the loan portfolio. The level of provision for loan loss in 2012 was mainly due to a charge-off of a commercial real estate loan where the Bank held a second mortgage position on the collateral and additionally, two other relationships were evaluated based on a change in circumstance that resulted in a recognized impairment. The level of provision for loan loss in 2011 was due primarily to an additional allocated allowance required for an updated appraisal on a single commercial real estate property.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income, consisting of service fees and charges on deposit accounts, earnings on BOLI, trust income and gain on the sale of loans increased by $146,000, or 11.0%, for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011. The increase was due primarily to increased gain on sale of loans of $143,000, an increase in BOLI income of $47,000 mainly due to the additional purchase of $1.3 million of BOLI and an increase in non-recurring trust income of $9,000. These increases were partially offset with reduced service charges on deposit accounts of $53,000. The purchase of BOLI is used to generate income to offset the costs of employee benefits.

Noninterest Expense

Noninterest expense decreased by $6,000, to $8.8 million for the nine months ended September 30, 2012, from the nine months ended September 30, 2011. The decrease was primarily due to decline in provision for impairment on foreclosed assets held for sale of $885,000, as the prior year required a $737,000 charge due to a single commercial real estate property, partially offset by an increase of $481,000, or 10.5%, in salaries and employee benefits, and an increase of $376,000, or 28.3%, in other operating expense. The increase in salaries and employee benefits was primarily due to the trust transfer and assumption agreement expenses and the development of a comprehensive training program. Also in the first quarter there was a non-recurring health savings account contribution and increased post-retirement costs compared to the prior year. The increase in other operating expense was primarily due to increased marketing expenses, additional costs for the trust transfer and assumption agreement and additional consulting fees to negotiate vendor contracts.

Federal Income Taxes

A federal income tax expense of $259,000 was recognized for the nine month period ended September 30, 2012, an increase of $38,000 compared to the nine month period ended September 30, 2011. The increase was primarily due to a $50,000 increase in pretax income resulting from the factors discussed above.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the nine month fiscal period ended December 31, 2011.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2012.
Period	Total # of shares purchased	Average price paid per share	Total # of shares purchased as part of the announced plan	Maximum # of shares which may still be purchased as part of the announced plan
July 1-31, 2012	—	$ —	—	—
August 1-31, 2012	5,267	$ 8.90	5,267	144,939
September 1-30, 2012	5,000	$ 9.05	10,267	139,939

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or five percent (5%) of the Company’s outstanding shares of common stock.

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

Date:	November 9, 2012	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	November 9, 2012	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

