Form 10-K
period 2012-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2013-03-25
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of March 11, 2013, the latest practicable date, there were 2,961,346 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 30, 2012, as reported on the Nasdaq Global Market, was approximately $22.7 million.

Wayne Savings Bancshares, Inc.

Form 10-K

For the Year Ended December 31, 2012

PART I

ITEM 1.           Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary thrift holding company for Wayne Savings Community Bank (the “Bank”). The only significant asset of the Company is its investment in the Bank. The Bank conducts its business from eleven full-service locations. The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767. At December 31, 2012, the Company had total assets of $402.1 million, total deposits of $327.7 million, and stockholders’ equity of $39.8 million, or 9.9% of total assets.

Wayne Savings Community Bank

The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

The Bank is a community-oriented institution offering a full range of consumer and business financial services to the local community. The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices. This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market. The Bank’s principal business activities consist of originating one-to-four family residential real estate loans, multi-family residential, commercial and non-residential real estate loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities, obligations issued by state and political subdivisions and a small position of private-label collateralized mortgage obligations and other liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

In 2005, the Company began a strategic initiative to diversify the composition of its balance sheet by placing an increased emphasis on commercial lending. The primary objective was to reallocate financial resources away from long duration residential mortgage loans and low yielding mortgage securities while maintaining a relatively low risk profile with a sustainable income stream. Mortgage refinancings caused by the low interest rate environment and the growth of commercial business loans collateralized by residential properties caused a $1.6 million increase in one-to-four family residential mortgage loans from $159.3 million, or 61.3% of the total loan portfolio at March 31, 2009, to $160.9 million, or 63.3% of the total loan portfolio, at December 31, 2012. Over the previous five fiscal periods, commercial lending collateralized by one-to-four family properties increased $6.4 million. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans. The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross-sell its varied product offerings. This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities. Loan demand increased during the current year due to the low interest rate environment and increased sales efforts in the commercial lending division resulting in an increase in the loan portfolio funded by a decrease in cash and cash equivalents and cash flows from the available-for-sale securities portfolio.

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio. Wooster is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of several nationally known companies including The J.M. Smucker Company, and the Wooster Brush Company. It is also the home of many industrial plants, including LuK GmbH & Co. KG, International Paper Company, Morton Salt and Frito-Lay, Inc. The City of Wooster is a developing regional medical center, with a successful city-owned hospital and significant commitment by the world renowned Cleveland Clinic through new state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 2,000 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron. In Wayne County, the Bank operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in both Rittman and Creston.

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

Medina County, located just north of Wayne County, is the center of a fertile agricultural region. While farming remains the largest industry in the county in terms of dollar value of goods produced, over 100 small manufacturing firms also operate in the county. The City of Medina is located in the center of the Cleveland-Akron-Lorain Standard Consolidated Statistical Marketing Area. Medina is located approximately 30 miles south of Cleveland and 15 miles west of Akron. Due to its proximity to Akron and Cleveland, a majority of Medina County’s labor force is employed in these two cities. The Bank operates one full-service office in Medina County, which is located in the Village of Lodi.

Holmes County, located directly south of Wayne County, has a mostly rural economy. The local economy depends mostly upon agriculture, light manufacturing, fabrics, and wood products. Because of the scenic beauty and a large Amish community, revenues from tourism are becoming increasingly significant. The county is also noted for its many fine cheese-making operations. A large number of Holmes County residents are employed in Wayne County. The City of Millersburg is the county seat and the location of one of the Bank’s branch offices.

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

Lending Activities

General. Historically, the principal lending activity of the Company has been the origination of fixed and adjustable rate mortgage (“ARM”) loans collateralized by one-to-four family residential properties located in its market area. The Company originates ARM loans for retention in its portfolio, and fixed rate loans that are eligible for resale in the secondary mortgage market. The Company also originates loans collateralized by non-residential and multi-family residential real estate, as well as commercial business loans. In addition, the Company also originates consumer loans to broaden services offered to customers.

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less. At December 31, 2012, approximately $103.1 million, or 30.2%, of the Company’s total loans and mortgage-backed securities consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties. One-to-four family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments. In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the twelve months ended December 31, 2012 and nine months ended December 31, 2011, the Company sold $6.1 million and $2.5 million, respectively, of fixed rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers. The Company retains servicing on its sold mortgage loans. The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base. The Company has four experienced commercial lenders to manage this portfolio. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Overall, commercial business loans increased to $14.2 million at December 31, 2012, as compared to $9.5 million at March 31, 2009, nonresidential real estate and land loans decreased from $75.5 million, or 29.1%, of the total loan portfolio at March 31, 2009, to $65.8 million, or 25.9%, of the total loan portfolio at December 31, 2012.

Analysis of Loan Portfolio. Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	December 31,				At March 31,
	2012		2011		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$160,910	63.25%	$153,064	64,30%	$162,435	66.57%	$159,140	62.96%	$159,257	61.32%
Residential construction loans	2,170	0.85	753	0.32	160	0.07	2,098	0.83	1,587	0.61
Multi-family residential	9,790	3.85	8,589	3.61	8,308	3.40	9,011	3.56	8,970	3.45
Non-residential real estate/land(2)	65,761	25.85	62,864	26,40	62,508	25.61	70,167	27.76	75,521	29.08
Total mortgage loans	238,631	93.80	225,270	94.63	233,411	95.65	240,416	95.11	245,335	94.46
Other loans:
Consumer loans(3)	1,517	0.60	2,257	0.95	2,414	0.99	3,402	1.35	4,912	1.89
Commercial business loans	14,245	5.60	10,526	4.42	8,204	3.36	8,942	3.54	9,469	3.65
Total other loans	15,762	6.20	12,783	5.37	10,618	4.35	12,344	4.89	14,381	5.54
Total loans before net items	254,393	100.00%	238,053	100.00%	244,029	100.00%	252,760	100.00%	259,716	100.00%
Less:
Loans in process	2,647		1,691		413		2,507		2,506
Deferred loan origination fees	569		409		420		421		400
Allowance for loan losses	3,328		3,854		3,203		2,826		2,484
Total loans receivable, net	$247,849		$232,099		$239,993		$247,006		$254,326

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.8 million, $15.9 million, $15.8 million, $16.5 million and $16.9 million, as of December 31, 2012 and 2011, March 31, 2011, 2010 and 2009, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.3 million, $2.7 million, $2.8 million, $2.7 million and $1.7 million as of December 31, 2012 and 2011, March 31, 2011, 2010 and 2009, respectively.
(3)	Includes second mortgage loans of $683,000, $1.2 million, $988,000, $1.1 million and $1.3 million as of December 31, 2012 and 2011, March 31, 2011, 2010 and 2009, respectively.

Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of December 31, 2012, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		One	Three	Five	Ten	Beyond
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total
	(In Thousands)
Mortgage loans:
One-to-four family residential
Adjustable	$29,341	$8,017	$2,245	$—	$—	$—	$39,603
Fixed	794	945	1,857	10,438	74,643	32,630	121,307
Construction:
Adjustable	—	—	—	—	—	—	—
Fixed	—	—	—	—	—	2,170	2,170
Multi-family residential, nonresidential and land:
Adjustable	14,830	19,229	17,348	—	—	—	51,407
Fixed	3,316	257	4,072	962	9,150	6,387	24,144
Other Loans:
Commercial business loans	9,771	1,967	2,220	90	197	—	14,245
Consumer	398	320	454	345	—	—	1,517

Total loans	$58,450	$30,735	$28,196	$11,835	$83,990	$41,187	$254,393

The following table sets forth at December 31, 2012, the dollar amount of all fixed-rate and adjustable rate loans maturing or repricing after December 31, 2013.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One-to-four family residential	$120,513	$10,262
Construction	2,170	—
Multi-family residential, non-residential and land	20,828	36,577
Consumer	1,119	—
Commercial business	2,002	2,472
Total loans	$146,632	$49,311

One-to-four family Residential Real Estate Loans. The Company’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area. The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties. The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area. At December 31, 2012, the Company had $160.9 million, or 63.3%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

The Company’s fixed rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions. The Company’s fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company’s one-to-four family residential portfolio has increased $7.8 million or 5.1%, from December 31, 2011, to December 31, 2012. Sales into the secondary market were $6.1 million and $2.5 million for the periods ended December 31, 2012 and 2011, respectively. Such sales generally constituted current period originations. There were no loans identified as held-for-sale at December 31, 2012 and 2011 or in any of the last three fiscal years ended as of March 31.

The Company currently offers one-to-four family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate risk gap position, and loan products offered by the Company’s competitors. The low interest rate environment over the last few years has resulted in customer preference for fixed rate mortgage loans. During the period ended December 31, 2012, the Company’s commercial lending division was able to increase originations of ARM loans secured by one-to-four family residential property causing an increase to our ARM portfolio of $102,000.

The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully-indexed interest rate. All loans require monthly principal and interest payments and negative amortization is not permitted. One-to-four family residential ARM loans totaled $39.6 million, or 15.6% of the Company’s total loan portfolio at December 31, 2012.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of December 31, 2012, the Company’s home equity loan portfolio totaled $14.8 million, or 9.2%, of its one-to-four family mortgage loan portfolio.

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

Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $9.8 million, or 3.9%, of the Company’s total loan portfolio at December 31, 2012. The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At December 31, 2012, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $426,000. At December 31, 2012, the Company’s largest multi-family real estate loan had a principal balance of $3.1 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not have any multi-family real estate construction loans.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Non-Residential Real Estate and Land Loans. Loans secured by non-residential real estate constituted approximately $63.4 million, or 24.9%, of the Company’s total loan portfolio at December 31, 2012 compared to $60.1 million or 25.3% of the total loan portfolio at December 31, 2011. The Company has continued its strategy to diversify the loan portfolio and has experienced growth in loan demand over the past year. The Company’s non-residential real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. At December 31, 2012, approximately $49.6 million, or 79.5%, of these loans are borrower occupied. At December 31, 2012, most of the Company’s non-residential real estate loans were secured by properties located within the Company’s market area. The Company’s largest non-residential real estate loan at December 31, 2012 had a principal balance of $3.9 million and the average balance of such loans was $380,000. The terms of each non-residential real estate loan are negotiated on a case by case basis. Non-residential real estate loans are currently offered with adjustable interest rates or short term balloon maturities, although in the past the Company has originated fixed rate, long-term, non-residential real estate loans. Non-residential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize non-residential real estate construction loans. Included in the loan tables above are non-residential construction loans totaling $1.1 million which were undisbursed at December 31, 2012.

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

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originates loans to commercial customers with land held as the collateral. Also included in this total were developed building lots of approximately $736,000. Land loans totaled $2.3 million at December 31, 2012.

Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property. At December 31, 2012, the Company had $2.2 million of its total loan portfolio invested in construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans. Commercial business loans totaled $14.2 million, or 5.6% of the Company’s total loan portfolio at December 31, 2012. The Company has four experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

Commercial loans carry a higher degree of risk than one-to-four family residential loans. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company originates commercial loans generally in the $50,000 to $1.0 million range with the majority of these loans being under $500,000. Commercial loans are generally underwritten based on the borrower’s ability to pay and assets such as buildings, land and equipment are taken as additional loan collateral. Each loan is evaluated for a level of risk and assigned a rating from “1” (the highest quality rating) to “7” (the lowest quality rating).

Consumer Loans. Ohio savings associations are authorized to invest in secured and unsecured consumer loans in an aggregate amount which, when combined with investments in commercial paper and corporate debt securities, does not exceed 20% of an association’s assets. In addition, an Ohio savings association is permitted to invest up to 5% of its assets in loans for educational purposes.

As of December 31, 2012, consumer loans totaled $1.5 million, or 0.6%, of the Company’s total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less. Such loans are offered on a fixed rate basis with terms of up to ten years. At December 31, 2012, second mortgage loans totaled $683,000, or 0.4%, of one-to-four family mortgage loans.

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

Consumer loans entail greater credit risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the current level of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on, among other factors, general economic conditions and prior loss experience. See “—Delinquencies and Classified Assets—Non-Performing and Impaired Assets,” and “—Classification of Assets” for information regarding the Company’s loan loss experience and reserve policy.

Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company’s normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Conventional mortgage loans up to $240,000 can be approved by the manager of the mortgage loan department. The mortgage department manager can also approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000. All loans up to $300,000 can be approved by the Commercial Lending Vice President while the Chief Operating Officer can approve only commercial loans up to $300,000. Any loans between $300,000 and $500,000 must be approved by the Senior Vice President/Senior Loan Officer or the Chief Executive Officer. The Loan Committee must approve loans from $500,000 to $1.0 million and loans in excess of $1.0 million must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority. All approvals are subsequently ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2012, the Company had commitments to originate $3.9 million of loans.

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

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	December 31,		March 31,
	2012	2011	2011
	(In Thousands)

Total loans receivable, net at beginning of period	$232,099	$239,993	$247,006
Loans originated:
One-to-four family residential(1)(2)	57,436	25,006	33,739
Multi-family residential	1,590	—	3,279
Non-residential real estate/land(2)	7,532	7,493	9,641
Consumer loans	566	611	3,222
Commercial loans	2,741	2,464	776
Total loans originated	60,257	35,574	50,657
Loans sold:
Whole loans	(6,147)	(2,503)	(4,014)
Total loans sold	(6,147)	(2,503)	(4,014)

Mortgage loans transferred to REO	(302)	(511)	(1,187)
Loan repayments	(47,666)	(40,454)	(52,469)
Total loans receivable, net at end of period	$247,849	$232,099	$239,993

(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with FASB ASC 310-20. To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC SC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2012, the Company had $569,000 deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Company recognized fees and service charges of $1.1 million for the year ended December 31, 2012, $962,000 for the nine month period ended December 31, 2011 and $1.2 million for the year ended March 31, 2011, respectively.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2012, the Company’s largest concentration of loans to one borrower totaled $5.2 million. All of the loans in this concentration were current in accordance with their original terms at December 31, 2012. The Company had no loans at December 31, 2012, which exceeded the loans to one borrower regulations.

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

NonPerforming and Impaired Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The exception to this rule is a Troubled Debt Restructured loan or “TDR”. A loan is considered a TDR when the Bank concedes to terms normally not extended to a borrower experiencing a financial hardship. With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried at the lower of cost or fair value. At December 31, 2012, the Company had $12.9 million of impaired loans, of which $9.2 million were performing in accordance with their terms at such date.

At December 31, 2012, the Company had nonperforming loans totaling $5.3 million composed of $2.1 million in residential mortgage loans, other mortgage loans of $3.1 million and commercial loans totaling $32,000. The ratio of nonperforming and impaired loans to loans receivable was 5.8% at December 31, 2012. At December 31, 2012, the largest nonperforming nonresidential real estate loan totaled $928,000. In the opinion of management, as of December 31, 2012, no significant unreserved loss is anticipated on any non-performing loan. At December 31, 2011, the Company had non-performing loans of $5.8 million and a ratio of non-performing and impaired loans to loans receivable of 4.7%. Of the nonperforming loans at December 31, 2011, $2.4 million were one-to-four family residential mortgage loans, nonresidential real estate loans totaled $3.3 million and commercial loans totaling $92,000. The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.

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

	December 31,		March 31,
	2012	2011	2011	2010	2009
Non-accrual loans:	(Dollars In Thousands)
Mortgage loans:
One-to-four family residential	$2,097	$2,433	$2,739	$2,072	$1,356
All other mortgage loans	—	—	70	152	53
Nonresidential real estate loans	3,123	3,271	2,292	1,320	3,027
Non-mortgage loans:
Commercial business loans	32	92	33	772	558
Consumer	4	12	23	3	4
Total non-accrual loans	5,256	5,808	5,157	4,319	4,998
Accruing loans 90 days or more delinquent	—	—	—	—	—
Total nonperforming loans (1)	5,256	5,808	5,157	4,319	4,998
Loans deemed impaired (2)	9,225	5,145	5,827	2,185	180
Total nonperforming and impaired loans	14,481	10,953	10,984	6,504	5,178
Total real estate owned (3)	318	1,283	2,214	2,888	594
Total nonperforming and impaired assets	$14,799	$12,236	$13,198	$9,392	$5,772

Total nonperforming and impaired loans to net loans receivable	5.84%	4.72%	4.58%	2.63%	2.04%
Total nonperforming and impaired loans to total assets	3.60%	2.67%	2.69%	1.60%	1.28%
Total nonperforming and impaired assets to total assets	3.68%	2.98%	3.24%	2.31%	1.43%

(1)	Includes $3.7 million of impaired loans at December 31, 2012.
(2)	Includes loans deemed impaired of $9.2 million at December 31, 2012 that were performing, as of such date.
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the twelve months ended December 31, 2012 and the nine months ended December 31, 2011, gross interest income of $159,000 and $170,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $16,000 and $9,000 for the twelve month periods ended December 31, 2012 and the nine month period ended December 31, 2011, respectively. The Company recognized interest income on impaired loans for the twelve months ended December 31, 2012 and the nine months ended December 31, 2011 of $300,000 and $177,000, respectively.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	December 31,		March 31,
	2012	2011	2011	2010	2009
	(In Thousands)
Loans past due 60-89 days	$341	$289	$203	$1,095	$83
Loans past due 90 days or more	2,501	2,784	3,188	3,804	4,998
Total past due 60 days or more	$2,842	$3,073	$3,391	$4,899	$5,081

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	December 31,		At March 31,
	2012	2011	2011	2010	2009
	(In Thousands)
Substandard assets(1)	$14,798	$13,354	$13,129	$8,571	$5,900
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$14,798	$13,354	$13,129	$8,571	$5,900

(1)	Includes REO.

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

During the year ended December 31, 2012, the nine month fiscal period ended December 31, 2011 and fiscal year ended March 31, 2011, the Company added $773,000, $806,000 and $552,000, respectively, to the provision for loan losses. The Company’s allowance for loan losses totaled $3.3 million, $3.9 million and $3.2 million at December 31, 2012, 2011 and March 31, 2011, respectively. The provision for loan losses in the fiscal periods ended December 31, 2012, 2011 and March 31, 2011 was based on the level of nonperforming loans and charge-offs, as well as the size and risk profile of the loan portfolio. While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management’s knowledge, all known losses as of December 31, 2012, have been recorded.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	For the Period Ended December 31,
	( 12 months)	(9 months)	For the Year Ended March 31,
	2012	2011	2011	2010	2009
	(Dollars in Thousands)

Loans receivable, gross	$251,177	$235,953	$243,196	$249,832	$256,810
Average loans receivable, net	235,894	233,374	241,396	252,020	250,220
Allowance balance (at beginning of period)	3,854	3,203	2,826	2,484	1,777
Provision for losses	773	806	552	1,643	1,068
Charge-offs:
Mortgage loans:
One-to-four family	(146)	(157)	(112)	(267)	(49)
Residential construction	—	—	—	—	—
Multi-family residential		—	—	—	—
Non-residential real estate and land	(1,199)	—	(5)	(784)	(245)
Other loans:
Consumer	(11)		(1)	—	(3)
Commercial	(1)	—	(81)	(279)	(74)
Gross charge-offs	(1,357)	(157)	(199)	(1,330)	(371)
Recoveries:
Mortgage loans:
One-to-four family	42	—	8	28	—
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Non-residential real estate and land	—	—	15	—	—
Other loans:
Consumer	1	2	1	1	10
Commercial	15	—	—	—	—
Gross recoveries	58	2	24	29	10
Net (charge-offs) recoveries	(1,299)	(155)	(175)	(1,301)	(361)

Allowance for loan losses balance (at end of period)	$3,328	$3,854	$3,203	$2,826	$2,484
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.32%	1.63%	1.32%	1.13%	0.97%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.55%	0.07%	0.07%	0.52%	0.14%
Ratio of allowance for loan losses to total non-performing assets at end of period	59.71%	54.35%	43.45%	39.22%	43.04%
Ratio of allowance for loan losses to non-performing loans at end of period	63.31%	66.36%	62.11%	65.43%	49.70%
14

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

	December 31				March 31,
	2012		2011		2011		2010		2009
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,122	63.2%	$1,129	64.3%	$1,073	66.5%	$1,175	62.9%	$829	61.2%
Residential construction	—	0.8	—	0.3	—	0.1	—	0.8	—	0.6
Multi-family residential	249	3.9	77	3.6	231	3.4	123	3.6	6	3.5
Non-residential real estate and land	1,676	25.9	2,470	26.4	1,736	25.6	1,325	27.8	1,479	29.1
Other loans:
Consumer	6	0.6	9	1.0	5	1.0	40	1.4	27	1.9
Commercial	275	5.6	169	4.4	158	3.4	163	3.5	143	3.7
Total allowance for loan losses	$3,328	100.0%	$3,854	100.0%	$3,203	100.0%	$2,826	100.0%	$2,484	100.0%

Investment Activities

The Company’s investment portfolio is comprised of investment securities, and state and local obligations. The carrying value of the Company’s investment securities totaled $26.8 million at December 31, 2012, compared to $27.7 million at December 31, 2011. The Company’s cash and cash equivalents, consisting of cash and due from banks and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $12.1 million at December 31, 2012, compared to $19.8 million at December 31, 2011, a decrease of $7.7 million.

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

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or meeting investment grade credit quality standards in accordance with the Board approved investment policy and regulatory guidance that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives and to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities. These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). Total mortgage-backed securities, including those designated as available-for-sale, decreased to $88.5 million at December 31, 2012 from $104.6 million at December 31, 2011, primarily due to principal reductions used to fund loan growth and deposit withdrawals during the year.

The Company’s holdings of private-label collateralized mortgage obligations totaled $1.1 million at December 31, 2012 compared to $1.7 million at December 31, 2011. As noted above, all such securities were rated AAA at the time of purchase and the remaining four holdings continue to be rated AAA. The four positions contain collateral that was originated during 2003 or earlier. In addition, management reviews a monthly analysis of actual and projected cashflows for the four securities to determine whether or not any other-than-temporary impairment (“OTTI”) exists. At December 31, 2012 and December 31, 2011, no OTTI was identified with respect to these securities.

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

	At December 31,				March 31,
	2012		2011		2011
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Investment portfolio:

U.S. Government and agency obligations	$285	$286	$1,704	$1,729	$2,091	$2,160
Municipal obligations	24,991	26,522	24,701	25,991	25,351	25,374
Mortgage-backed securities of government
sponsored entities	85,425	87,344	100,343	102,871	100,196	102,687
Private-label collateralized mortgage obligations	1,067	1,106	1,693	1,741	2,282	2,338
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025	5,025	5,025
Total investments	$116,793	$120,283	$133,466	$137,357	$134,945	$137,584

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at December 31, 2012. At such date, the Company did not hold any investment securities with maturities in excess of 30 years.

	At December 31, 2012
	Less than one year		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)

Investment Portfolio:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$285	0.83%
Municipal obligations (tax equivalent yields)	—	—	2,772	5.80	5,610	5.63	16,609	5.57
Mortgage-backed securities of government-
sponsored entities	23	4.13	1,548	5.34	17,106	2.56	66,748	1.59
Private-label collateralized mortgage obligations	—	—	—	—	—	—	1,067	5.46
Total investment securities	$23	4.13%	$4,320	5.64%	$22,716	3.33%	$84,709	2.43%

	At December 31, 2012
	Total Investment
	Securities
	Average			Weighted
	Life	Amortized	Market	Average
	In Years	Cost	Value	Yield
	(Dollars in Thousands)

Investment Portfolio:
U.S. Government and agency obligations	12.92	$285	$286	0.83%
Municipal obligations (tax equivalent yields)	11.86	24,991	26,522	5.61
Mortgage-backed securities of government-
sponsored entities	14.98	85,425	87,344	1.86
Private-label collateralized mortgage obligations	18.78	1,067	1,106	5.46
Total investment securities	14.31	$111,768	$115,258	2.74%

Sources of Funds

General. The Holding Company receives cash for the annual ESOP loan payment and upstream dividends from the Bank for any excess operating expenses, dividends paid and stock repurchases.

Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the FHLB, the Federal Reserve discount window, brokered CD’s and Certificate of Deposit Account Registry Service “CDARS”. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan and mortgage-backed security prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, particularly the management of interest rate risk.

Deposits. Consumer and commercial deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market accounts, term certificate of deposit accounts and individual retirement accounts. The Bank accepts deposits of $100,000 or more and offers negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.

Deposit Portfolio. Savings and other deposits in the Company as of December 31, 2012, were comprised of the following:

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Minimum Term	Checking and Savings Deposits	Amount	Balances	Deposits
			(In Thousands)

0.03%	None	Checking accounts	$100	$80,668	24.62%
0.10	None	Savings accounts	25	65,615	20.02
0.15	None	Money market accounts	2,500	46,614	14.22

		Certificates of Deposit

0.19	12 months or less	Fixed term, fixed rate	500	25,646	7.83
0.54	12 to 24 months	Fixed term, fixed rate	500	27,112	8.27
1.04	25 to 36 months	Fixed term, fixed rate	500	14,759	4.50
2.41	36 months or more	Fixed term, fixed rate	500	50,660	15.46
0.44	Negotiable	Jumbo certificates	100,000	16,663	5.08
				$327,737	100.00%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at			Balance at			Balance at
	December 31,	Percent of	Increase	December 31,	Percent of	Increase	March 31,	Percent of
	2012	Deposits	(Decrease)	2011	Deposits	(Decrease)	2011	Deposits
	(Dollars in Thousands)

Checking accounts	$80,668	24.62%	$3,918	$76,750	22.99%	$13,542	$63,208	19.74%
Savings accounts	65,615	20.02	5,917	59,698	17.88	1,135	58,563	18.30
Money market accounts	46,614	14.22	(2,622)	49,236	14.75	2,713	46,523	14.54
Certificates of deposit(1)
Original maturities of:
12 months or less	25,646	7.83	(1,103)	26,749	8.01	2,170	24,579	7.68
12 to 24 months	27,112	8.27	1,560	25,552	7.65	506	25,046	7.83
25 to 36 months	14,759	4.50	(8,509)	23,268	6.97	(5,783)	29,051	9.08
36 months or more	50,660	15.46	(6,015)	56,675	16.98	(5,563)	62,238	19.44
Negotiated jumbo	16,663	5.08	743	15,920	4.77	5,056	10,864	3.39
Total	$327,737	100.00%	$(6,111)	$333,848	100.00%	$13,776	$320,072	100.00%

(1)	Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances. IRAs totaled $31.1 million, $32.9 million and $34.9 million, as of December 31, 2012 and 2011 and March 31, 2011, respectively.

The following table sets forth the average dollar amount and weighted average rate of deposits in the various types of accounts offered by the Company for the periods indicated.

	Year Ended December 31,			Nine Months Ended December 31,			Year Ended March 31,
	2012			2011			2011
		Percent	Weighted		Percent	Weighted		Percent	Weighted
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$29,566	9.03%	0.00%	$27,548	8.41%	0.00%	$24,952	7.86%	0.00%
Checking accounts	45,947	14.03	0.05	42,422	12.94	0.08	35,787	11.27	0.12
Savings accounts	63,218	19.31	0.10	59,608	18.19	0.09	53,845	16.96	0.22
Money market accounts	48,033	14.67	0.15	46,656	14.24	0.17	44,962	14.16	0.46
Certificates of deposit	140,651	42.96	1.39	151,486	46.22	1.36	157,931	49.75	2.12
Total deposits	$327,415	100.00%	0.65%	$327,720	100.00%	0.68%	$317,477	100.00%	1.17%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At December 31,		March 31,
	2012	2011	2011
	(In Thousands)
Rate
0.00- 2.00%	$102,216	$103,350	$93,121
2.01- 4.00%	32,570	36,068	41,347
4.01- 5.01%	54	8,746	17,310
Total	$134,840	$148,164	$151,778

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2012.

	Amount Due
	Less Than	1-2	2-3	After
	One Year	Years	Years	3 Years	Total
Rate	(In Thousands)
0.00- 2.00%	$61,009	$17,446	$12,424	$11,337	$102,216
2.01- 4.00%	8,172	7,559	10,301	6,538	32,570
4.01- 5.01%	6	—	—	48	54
Total	$69,187	$25,005	$22,725	$17,923	$134,840

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012.

Maturity Period	Certificates of Deposit
(In Thousands)

Three months or less	$6,072
Over three months through six months	4,873
Over six months through twelve months	17,952
Over twelve months	23,291
Total	$52,188

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At December 31, 2012, the Company had $21.5 million in advances outstanding offset with $283,000 in deferred prepayment penalties.

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

	December 31,		March 31,
	2012	2011	2011
	Year	Nine	Year
	Ended	Months	Ended
	(Dollars in thousands)

Federal Home Loan Bank advances:
Maximum month-end balance	$26,627	$37,027	$45,500
Balance at end of period	21,217	26,597	39,507
Average balance	24,134	32,619	42,071

Weighted average interest rate on:
Balance at end of period	2.85%	2.67%	3.15%
Average balance for period	2.78	3.05	3.48

	December 31,		March 31,
	2012	2011	2011
	Year	Nine	Year
	Ended	Months	Ended
	(Dollars in thousands)

Other short term borrowings:
Maximum month-end balance	$8,317	$6,221	$8,362
Balance at end of period	7,077	5,278	6,373
Average balance	6,767	5,541	7,302

Weighted average interest rate on:
Balance at end of period	0.15%	0.15%	0.30%
Average balance for period	0.15	0.24	0.37

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

Subsidiaries

At December 31, 2012, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 93 full-time employees and 24 part-time employees at December 31, 2012. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

The regulatory environment for both the Company and the Bank changed significantly on July 21, 2011 in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  On July 21, 2011, the regulatory responsibilities of the Office of Thrift Supervision (the “OTS”), formerly the primary federal regulator of both the Company and the Bank were transferred to other regulatory agencies.  As a Savings and Loan Holding Company, the Company became subject to examination, supervision and extensive regulation by the Federal Reserve Bank of Cleveland (the “FRB”).  With respect to the Bank, the federal examination responsibilities formerly held by the OTS were transferred to the FDIC.  In addition, savings and loan associations are subject to regulations and rules as promulgated by the Office of the Comptroller of the Currency (the “OCC”). As part of the regulatory transition from the OTS to the FDIC, the Bank was required to transition from the OTS Thrift Financial Report to the Call Report used by the FDIC effective with the March 31, 2012 quarterly filing.

As a state-chartered, FDIC-insured institution, the Bank is subject to examination, supervision and extensive regulation by the Ohio Department of Commerce, Division of Financial Institutions (“ODFI”), and the FDIC. The Bank is a member of, and owns stock in, the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The FDIC and ODFI regularly examine the Bank and prepare reports of examination addressed to the Company’s Board of Directors regarding any deficiencies that they may find in the Company’s operations. The FDIC also may examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”). The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents. Any change in such regulation, whether by the FDIC, ODFI, or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings and Loan Holding Companies

In accordance with the provisions of the Dodd-Frank Act, the OTS was abolished on July 21, 2011.  The supervisory responsibilities formerly assigned to the OTS with respect to the Company were transferred to the FRB.  As a unitary thrift holding company, the Company is deemed to be “non-complex” by the FRB.  As a non-complex holding company, the supervision of the Company is largely determined by the examination ratings given to the Bank by the FDIC.  As part of the regulatory transition from the OTS to the FRB, the Company has transitioned from the OTS reporting formats to the FRB reporting format over the past year.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2012, the Company maintained 76.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. Regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A “well-capitalized” institution can, after prior notice and non-objection by the regulatory authorities, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of December 31, 2012, the Bank was a “well-capitalized” institution.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by federal regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company received a “satisfactory” CRA rating under the current CRA regulations in its most recent federal examination by the FDIC.

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

Enforcement. Under the FDI Act, the FDIC has primary enforcement responsibility over state-chartered savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease-and-desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

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

Capital Requirements. Banking regulations have established minimum capital guidelines requiring savings institutions to maintain certain capital ratios: a 4.0% Tier I capital ratio (core) to both total risk-weighted and average assets (leverage ratio) and an 8.0% Total Capital (risk-based) to risk-weighted assets ratio. Total Capital (risk-based) capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. The regulations also require that, in meeting the core, leverage and risk-based capital ratios, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital guidelines for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital plus Tier 2 capital) to risk-weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the capital regulations based on the risks which are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio. The components of Tier 2 capital currently include qualifying subordinated debt and redeemable preferred stock, cumulative perpetual preferred stock, allowance for loan and lease losses, and unrealized gains on available-for-sale equity securities. Allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of total risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of core capital.

Prompt Corrective Regulatory Action

Under the regulatory framework for prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. At December 31, 2012 the Bank satisfied all requirements for inclusion in the “well capitalized” category.

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

During the first quarter of fiscal 2010, the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions that was paid on September 30, 2009. Additionally, the FDIC imposed a prepaid risk-based assessment of premiums on all banks for the 2010 through 2012 calendar years in order to rebuild its insurance fund. The Bank paid $1.9 million in December 2009 and has a remaining prepaid balance of $596,000 as of December 31, 2012.

The Bank and the Company were participants in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), adopted by the FDIC on November 21, 2008. The program has two components, the Debt Guarantee Program (“Debt Program”) which extended through June 2012 and the Transaction Account Guarantee Program (“TAG Program”) that expired in December 2012. Neither the Bank nor the Company have issued any debt guaranteed by the Debt Program.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at December 31, 2012, of $5.0 million. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.4% for the year ended December 31, 2012. In the event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Bank’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI are usually conducted on a joint basis with the FDIC but may also be conducted on an alternating basis. The Bank’s most recent examination during the quarter ending March 31, 2013 was conducted by the ODFI. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Ohio law authorizes Ohio-chartered savings associations to, among other things: (i) invest up to 15% of assets in the capital stock, obligations, and other securities of service corporations organized under the laws of Ohio, and an additional 20% of net worth may be invested in loans to majority-owned service corporations; (ii) invest up to 10% of assets in corporate equity securities, bonds, debentures, notes, or other evidence of indebtedness; (iii) exceed limits otherwise applicable to certain types of investments (other than investments in service corporations) by and between 3% and 10% of assets, depending upon the level of the institution’s permanent stock, general reserves, surplus, and undivided profits; and (iv) invest up to 15% of assets in any loans or investments not otherwise specifically authorized or prohibited, subject to authorization by the institution’s board of directors.

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

Holding Company Activities. The Company operates as a unitary savings and loan holding company. The activities of the Company and its non-savings institution subsidiaries are restricted to activities traditionally permitted to multiple savings and loan holding companies and to financial holding companies under provisions of the Bank Holding Company Act. Multiple savings and loan holding companies may:

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

Retained earnings as of December 31, 2012 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2009 have been closed by statute or examination.

Ohio Taxation. The Bank files Ohio franchise tax returns. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Company paid Delaware franchise taxes of $34,000 for the year ended December 31, 2012.

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

Changes in interest rates could have a material adverse effect on our operations. The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

The strength and stability of other financial institutions may adversely affect our business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, mutual funds and other institutional clients. Rumors or questions about one or more financial services institutions or the financial services industry in general have led to marketwide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan. Any such losses could materially and adversely affect our results of operations.

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

The Company’s common stock trading volume may not provide adequate liquidity for investors. The Company’s common stock is traded on the Nasdaq Global Market under the symbol "WAYN." During the year ended December 31, 2012, the average weekly trading volume in the Company’s common stock was approximately 9,418 shares per week. There can be no assurance given as to the liquidity of the market for the common stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the common stock and other factors beyond the control of the Company.

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

Our ability to pay dividends may be limited. The Company is a savings and loan holding company, which is substantially dependent on the profitability of its subsidiary and the upstream payment of dividends from the Bank to the Company. Under state and federal banking law, the payment of dividends by the Bank to the Company is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to its shareholders.

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

Material breaches in security of bank systems may have a significant effect on the Company business. The Company’s subsidiary bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by the Bank and third party service providers. The Bank has security, backup and recovery systems in place, as well as a business continuity plan to ensure the Bank’s systems will not be inoperable. The Company’s subsidiary bank also has security to prevent unauthorized access to the system. In addition, the Bank requires third party service providers to maintain similar controls. However, the Bank cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

The Bank’s necessary dependence upon automated systems to record and process the Bank’s transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. The Company’s subsidiary bank may also be subject to disruptions of the operating system arising from events that are beyond the Bank’s control (for example, computer viruses or electrical or telecommunications outages). The Bank is further exposed to the risk that the third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as the Bank). These disruptions may interfere with service to the Bank’s customers and result in a financial loss or liability.

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.            Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full-service branch offices located in its market area. The following table sets forth information about its offices as of December 31, 2012.

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

ITEM 4.          Mine Safety Disclosures

Not applicable

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Nasdaq Global Market using the symbol “WAYN.” The following table sets forth the high and low trading prices of the Company’s common stock during the two most recent calendar years, together with the cash dividends declared.

			Cash
			Dividend
December 31, 2012	High	Low	Declared

First quarter	$9.48	$7.70	$0.06
Second quarter	$9.47	$8.20	$0.07
Third quarter	$9.10	$8.10	$0.07
Fourth quarter	$9.45	$8.78	$0.07

			Cash
			Dividend
December 31, 2011	High	Low	Declared

First quarter	$9.92	$8.19	$0.06
Second quarter	$8.87	$8.10	$0.06
Third quarter	$9.23	$8.09	$0.06
Fourth Quarter	$9.45	$7.11	$0.06

As of February 1, 2013, the Company had 1,170 shareholders of record and 2,961,346 shares of common stock outstanding. This does not reflect the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Shares Remaining
Plan Category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options	Available for future issuance (excluding shares reflected in the first column)
Equity Compensation Plans Approved by Security Holders	58,908	$13.95	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
	58,908	$13.95	—

The following table sets forth information with respect to purchases made on or on behalf of the Company shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	—	—	—	114,939
November 1-30, 2012	15,000	$9.25	15,000	99,939
December 1-31, 2012	17,500	$9.32	17,500	82,439
Total	32,500	$9.29	32,500	82,439

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

	December 31,		At March 31,
	2012	2011	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$402,117	$410,097	$407,738	$406,032	$404,421
Loans receivable, net	247,849	232,099	239,993	247,006	254,326
Mortgage-backed securities (1)	88,405	104,596	105,013	96,901	88,788
Investment securities	26,861	27,720	27,534	23,660	29,897
Cash and cash equivalents (2)	12,055	19,816	8,271	9,875	6,790
Deposits	327,737	333,848	320,072	311,934	309,534
Stockholders’ equity	39,785	39,715	38,279	36,995	34,413

(1)	Includes mortgage-backed securities available-for-sale and private-label collateralized mortgage obligations.
(2)	Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	December 31,		For the Year Ended March 31,
	2012	2011	2011	2010	2009
	Year	Nine Months
	Ended	Ended
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$15,303	$12,608	$17,985	$19,940	$21,472
Interest expense	2,798	2,979	5,214	6,645	9,321
Net interest income	12,505	9,629	12,771	13,295	12,151
Provision for losses on loans	773	806	552	1,643	1,068
Net interest income after provision for losses	11,732	8,823	12,219	11,652	11,083
Noninterest income	1,938	1,490	1,831	2,027	1,733
Noninterest expense	11,570	8,745	11,267	10,836	10,407
Income before income taxes	2,100	1,568	2,783	2,843	2,409
Federal income taxes	378	234	585	606	546

NET INCOME	$1,722	$1,334	$2,198	$2,237	$1,863

Basic earnings per share	$0.59	$0.46	$0.75	$0.77	$0.64
Diluted earnings per share	$0.59	$0.46	$0.75	$0.77	$0.64
Cash dividends declared
per common share	$0.27	$0.18	$0.24	$0.21	$0.41

	At December 31,		At or for the year ended March 31
	2012	2011	2011	2010	2009
	Year	Nine Months
	Ended	Ended
Key Operating Ratios and Other Data:
Return on average assets (net income divided
by average total assets) (1)	0.43%	0.43%	0.54%	0.55%	0.46%

Return on average equity (net income
divided by average equity) (1)	4.28	4.49	5.75	6.16	5.56

Average equity to average assets	9.99	9.68	9.34	9.00	8.35

Equity to assets at year end	9.89	9.68	9.39	9.11	8.51

Interest rate spread (difference between average
yield on interest-earning assets and average
cost of interest-bearing liabilities)	3.31	3.26	3.26	3.41	3.12

Net interest margin (net interest income
as a percentage of average interest-
earning assets) (1)	3.34	3.32	3.32	3.50	3.21

Noninterest expense to average assets (1)(2)	2.87	2.85	2.75	2.69	2.59

Nonperforming and impaired loans
to loans receivable, net	5.84	4.72	4.58	2.63	2.04

Nonperforming and impaired assets
to total assets	3.68	2.98	3.24	2.31	1.44

Average interest-earning assets to average
interest-bearing liabilities	104.43	105.32	104.77	104.82	103.85

Allowance for loan losses to nonperforming
and impaired loans	22.98	35.19	23.48	43.45	47.97

Allowance for loan losses to nonperforming
and impaired assets	22.49	31.50	19.04	30.09	43.04

Net interest income after provision for losses
on loans, to noninterest expense (2)	101.40	100.89	108.45	107.29	106.50

Number of full-service offices	11	11	11	11	11

Dividend payout ratio	45.76%	39.51%	31.94%	28.21%	63.50%

(1)	December 31, 2011 is a nine month period requiring these ratios to be annualized.
(2)	In calculating this ratio, noninterest expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The consolidated financial statements include Wayne Savings Bancshares, Inc. and its wholly owned subsidiary, Wayne Savings Community Bank. Intercompany transactions and balances are eliminated in the consolidated financial statements.

The Company’s net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loans, mortgage-backed securities and investments, and its cost of funds consisting of interest paid on deposits and borrowings. The Company’s net income also is affected by its provision for loan losses, as well as the amount of noninterest income, including deposit service charges and gain on the sale of loans into the secondary market, and noninterest expense, such as salaries and employee benefits, federal deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities as more fully described under “Risk Factors” above.

Business Strategy

The Company’s current business strategy is to operate a well-capitalized, profitable and community-oriented Bank dedicated to providing quality service and products to its customers. The Company has sought to implement this strategy in recent years by: (1) closely monitoring the needs of customers and providing personal, quality customer service; (2) continuing the origination of a wide array of loan products in the Company’s market area; (3) managing interest rate risk exposure by better matching asset and liability maturities and rates; (4) increasing fee income, including participation in the secondary mortgage market; (5) managing asset quality; (6) maintaining a strong retail deposit base; (7) maintaining capital in excess of regulatory minimum requirements; and (8) emphasizing the commercial loan program to add high quality, higher yielding and shorter duration assets to the Company’s loan portfolio.

Strategic Initiatives

As part of the aforementioned business strategy, the Company pursues an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors. The Company is engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon. These continuing initiatives include the development of a comprehensive marketing and sales program to increase top line revenue of the Company through loans and fee income generating activities, an ongoing review of the branch facilities and staff to identify opportunities for cost effective reductions to improve operational efficiency, and evaluation of information technology solutions to improve internal efficiency and customer service.

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

Discussion of Financial Condition Changes December 31, 2012 from December 31, 2011

At December 31, 2012, total assets decreased to $402.1 million from the $410.1 million at December 31, 2011 mainly due to a decrease in cash and cash equivalents of $7.8 million, and a $17.1 million, or 12.9%, decrease in securities, partially offset by an increase in loans of $15.8 million, or 6.8%, and a $1.5 million increase in bank-owned life insurance. During the year ended December 31, 2012, the Bank originated and retained $54.1 million of loans, received payments of $47.7 million and transferred $302,000 to foreclosed assets held for sale. As loan volume increased during the period ended December 31, 2012, management used the cash flow from securities to fund this growth. The Bank also used cash to pay down $5.5 million of FHLB borrowings as they matured.

At December 31, 2012 and December 31, 2011, the allowance for loan losses totaled $3.3 million, or 1.33% of gross loans and $3.9 million, or 1.63%, of gross loans, respectively. In determining the amount of the loan loss allowance at any point of time, management systematically determines the risk of loss in the portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At December 31, 2012, all delinquent and classified residential, nonresidential, multi-family and commercial loans were analyzed, with $1.4 million of the reserve being allocated to these categories of loans. The largest loan in this category consisted of a commercial real estate loan amounting to $931,000 at December 31, 2012. The Company took several partial chargeoffs which reduced this figure from December 2011 of $2.3 million as management evaluated the probability of the repayment of principal. Also assisting this reduction were several relationships which were refinanced in which the Bank received additional collateral or repayment. The second step in determining the allowance for loan losses entails the application of historic loss experience to individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of the overall risk in the economy. Finally, to provide additional assurance regarding the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides independent validation of the Bank’s loan grading process. Management recorded a $773,000 provision for losses on loans for the year ended December 31, 2012, a decrease of $33,000 from the $806,000 recorded for the nine months ended December 31, 2011.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2012.

A prepaid asset of $1.5 million was created in the third fiscal quarter of 2010 due to the FDIC imposing a prepaid assessment on all insured institutions, including the Company’s subsidiary. The amount of the prepaid premium covered the fourth calendar quarter of 2009 and all of calendar years 2011, 2012 and 2013 and included a 5% deposit growth assumption. Actual deposit insurance premium expense is calculated by the FDIC on a quarterly basis, with the expense being charged to the prepaid asset. Any balance remaining in June 2013, will be refunded to the Company’s subsidiary bank. The balance at December 31, 2012 was $596,000.

Deposits totaled $327.7 million at December 31, 2012, a decrease of $6.1 million, or 1.8%, from December 31, 2011. Demand accounts increased $3.9 million, or 5.1%, and savings and money market accounts increased by $3.3 million, or 3.0%, which were offset by a decrease in certificates of deposit of $13.3 million, or 9.0%. The Company experienced an increase in low cost liquid deposit accounts as customers chose to keep funds in more liquid types of accounts due to the low level of market interest rates and as management exercised discipline during the period with regard to the pricing of retail certificates. In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits. Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit customers with no relationship with the Bank to move to other alternatives.

Other short term borrowings increased $1.8 million as a result of an increase in commercial repurchase agreements by rate sensitive customers.

Advances from the FHLB decreased $5.4 million, from $26.6 million at December 31, 2011 to $21.2 million at December 31, 2012 mainly due to the maturity of fixed rate and term advances. During December 2010, the Bank prepaid $8.5 million of existing fixed rate and term advances to reduce the carrying cost and extend the maturity dates of those advances into 2014 and 2015 to take advantage of the low interest rate environment at that time and to again extend liability duration at a cost lower than the use of retail certificates of deposit. As part of this restructuring transaction, a $526,000 prepayment penalty was paid and deferred. The remaining unamortized balance of $283,000 is reflected as a reduction in the carrying value of advances and will be amortized into interest expense over the remaining term of the new advances.

At December 31, 2012, stockholders’ equity totaled $39.8 million, an increase of $70,000, or 0.2%, compared to the balance at December 31, 2011. This increase is primarily due to $1.7 million in net income and amortization of the ESOP shares of $72,000. These increases were partially offset by a decrease in the unrealized gains on available-for-sale securities of $249,000, a reduction in the pension unrecognized net loss of $46,000, an unrecognized loss in the split-dollar benefit plan of $246,000, the repurchase of treasury stock of $393,000 and cash dividends totaling $790,000 during the year ended December 31, 2012. In August 2012, the Board of Directors authorized a stock repurchase program for up to 5% of the Company’s common stock. At December 31, 2012, $1.0 million of retained earnings remained committed to the completion of this program in future periods subject to market conditions and regulatory requirements.

Comparison of operating results for the twelve month period ended December 31, 2012 and nine month period ended December 31, 2011

General

Net income totaled $1.7 million for the year ended December 31, 2012, and $1.3 million for the nine months ended December 31, 2011. The increase in net income was primarily attributable to the Company’s change in fiscal year end to December 31, from March 31, resulting in a nine month period ended December 31, 2011 compared to a twelve month period ended December 31, 2012.

Interest Income

Interest income increased $2.7 million, or 21.4%, to $15.3 million for the twelve months ended December 31, 2012, compared to the nine months ended December 31, 2011. The interest income increased for the period ended December 31, 2012 mainly due to the twelve month current period compared to the December 31, 2011 nine month period. This aforementioned increase was partially offset by a decline in the average yield on interest-earning assets of 25 basis points to 4.09% for December 31, 2012, from 4.34% for the nine month period ending December 31, 2011 causing a decline in interest income of $1.2 million as a result of the overall market rate decline. These rate decreases have negatively affected the yields earned on the Company’s interest-earning assets. Additionally, there was also a decrease in the average balance of interest-earning assets to $374.2 million for the year ended December 31, 2012, from $385.4 million for the nine months ended December 31, 2011.

Interest income on loans increased $2.6 million, or 28.4%, for the twelve months ended December 31, 2012, compared to the nine months ended December 31, 2011, due primarily to a shortened fiscal year end period ended December 31, 2011 and an increase of $2.5 million, or 1.1%, in the average balance of loans for the period ended December 31, 2012, partially offset by a 23 basis point decrease in the weighted-average yield on loans outstanding to 5.01%. The decrease in the yield was due to the decrease in market interest rates and the corresponding downward impact on new originations.

Interest income on securities increased $12,000, or 37.9%, during the twelve months ended December 31, 2012, compared to the nine months ended December 31, 2011, due primarily to a twelve month fiscal period ended December 31, 2012, offset with a decline of 65 basis points in the weighted-average yield to 2.50% as compared to 3.15%, for the nine month fiscal year ended December 31, 2011, generally reflecting reinvestment in lower yielding mortgage-backed securities as higher yielding securities prepaid or matured, as well as a decrease of $6.5 million, or 4.8%, in the average balance.

Interest Expense

Interest expense for the twelve months ended December 31, 2012, totaled $2.8 million, a decrease of $181,000, or 6.1%, compared to interest expense for the nine months ended December 31, 2011. The decrease in interest expense resulted from a decrease in the weighted-average cost of funds of 30 basis points to 0.78% for the fiscal period ended December 31, 2012, and a decrease of $7.6 million, or 2.1%, in the average balance of deposits and borrowings outstanding, partially offset by twelve months in the current year period, compared to the nine months in the prior period ended December 31, 2011.

Interest expense on deposits totaled $2.1 million for the twelve months ended December 31, 2012, a decrease of $102,000, or 4.6%, compared to the nine months ended December 31, 2011. The decrease in deposit costs resulted from a decrease of 25 basis points in the weighted-average cost of deposits to 0.65% for the fiscal period ended December 31, 2012, and a decrease in the average balance outstanding of $305,000, partially offset by twelve months in the current year period, compared to the nine months in the prior period ended December 31, 2011. In addition, a shift in the composition of deposits from higher cost time deposits to lower cost checking, money market and savings accounts contributed to the decrease in the cost of deposits, along with a general decline in overall market rates.

Interest expense on other short-term borrowings totaled $10,000 for both the twelve and nine months ended December 31, 2012 and 2011. There was an increase of $6,000 due to the nine month period ended December 31, 2011 due primarily to three additional months combined with an average balance increase of $1.2 million, or 22.1% in fiscal 2012, fully offset by a decrease in the weighted-average cost of other short-term borrowings to 0.15% in the current year period from 0.24% for the nine months ended December 31, 2011.

Interest expense on Federal Home Loan Bank advances totaled $670,000 for the twelve months ended December 31, 2012, a decrease of $79,000, or 10.6%, compared to the nine months ended December 31, 2011, due primarily to a decrease in the average balance of $8.5 million, or 26.0%, combined with a rate decline of 27 basis points to 2.78% for the fiscal period ended December 31, 2012, partially offset by twelve months in the current year period, compared to the nine months in the prior period ended December 31, 2011. The decrease in the average balance was due to higher rate advance maturities, as funds from deposit growth were used to repay advances.

Net Interest Income

Net interest income totaled $12.5 million for the twelve month period ended December 31, 2012, an increase of $2.9 million, or 29.9%, from the amount for the nine month fiscal year ended December 31, 2011. The increase in net interest income was mainly due to the twelve month fiscal year partially offset with the repricing effect of the overall low rate environment. The average interest rate spread increased to 3.31% for the twelve month period ended December 31, 2012. The net interest margin also increased to 3.34% for the year ended December 31, 2012. The 25 basis point decrease in the yield on average interest-earning assets was more than offset by the 30 basis point decrease in the cost of funds. As noted earlier, a decrease in overall market interest rates and shift in the composition of deposits from higher cost time deposits to lower cost checking, money market and savings accounts contributed to the decrease in the cost of deposits.

Provision for Losses on Loans

The Company recorded a provision for loan losses totaling $773,000 for the twelve months ended December 31, 2012, compared to $806,000 for the nine months ended December 31, 2011. The principal reason for the high level of provision for loans loss was due to increased chargeoffs related to commercial real estate properties partially offset with refinancings in which the bank received additional collateral reducing the amounts required to be allocated within the allowance for loan losses to address loans individually evaluated for impairment. In the opinion of management, as of December 31, 2012, the carrying value of all non-performing loans as of December 31, 2012, is expected to be realized.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, trust income and deposit service fees increased by $454,000, or 30.6%, to $1.9 million for the twelve months ended December 31, 2012, from $1.5 million for the nine months ended December 31, 2011. The increase was primarily due to the nine month fiscal period ended December 31, 2011 compared to the twelve month year ended December 31, 2012, and a $171,000 increase in gain on sale of loans. As described under Item 1 above, management engages in sales of newly originated loans to limit the buildup of interest rate risk on the balance sheet and to provide liquidity to accommodate additional refinancing activity. The Company sold $2.5 million of loans during the nine months ended December 31, 2011 compared to $6.1 million during fiscal year ended December 31, 2012.

Noninterest Expense

Noninterest expense increased by $2.8 million, or 32.4%, totaling $11.6 million for the twelve month period ended December 31, 2012. The increase in noninterest expense was primarily due to increased operating expenses due to the short nine month fiscal period ended December 31, 2011 compared to the full twelve month period ended December 31, 2012. The Company also incurred additional costs to complete the Trust Transfer and Assumption Agreement with Thomasville National Bank of approximately $354,000. Benefits costs increased primarily from increased employee healthcare and other employee benefit costs combined with additional staffing for the marketing initiative to increase the community’s awareness of the Bank’s products and services. Also the Company incurred other operating costs related to the strategic marketing program of a direct mail campaign and additional consulting services to negotiate vendor contracts.

Federal Income Taxes

Provision for Federal income taxes was $378,000 for the twelve months ended December 31, 2012, reflecting an increase of $144,000 from the nine months ended December 31, 2011, primarily due to a $532,000 increase in pre-tax income, partially offset by additional tax-exempt income recognized during the twelve months ended December 31, 2012. The difference in the effective tax rate of 18.0% for the year ended December 31, 2012 from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value of life insurance and other tax-exempt obligations.

Average Balance sHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year ended December 31,			Nine month period ended December 31
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$235,894	$11,828	5.01%	$233,371	$9,209	5.24%
Investment securities (2)	129,694	3,242	2.50	136,196	3,230	3.15
Interest-earning deposits (3)	8,600	233	2.71	15,789	169	1.42
Total interest-earning assets	374,188	15,303	4.09	385,356	12,608	4.34
Non-interest-earning assets	28,747			23,876

Total assets	$402,935			$409,232

Interest-bearing liabilities:
Deposits	$327,415	2,118	0.65	$327,720	2,220	0.90
Other short term borrowings	6,767	10	0.15	5,541	10	0.24
Borrowings	24,134	670	2.78	32,619	749	3.05
Total interest-bearing liabilities	358,316	2,798	0.78	365,880	2,979	1.08

Non-interest-bearing liabilities	4,366			3,753

Total liabilities	362,682			369,633

Stockholders’ equity	40,253			39,599

Total liabilities and stockholders’ equity	$402,935			$409,232

Net interest income		$12,505			$9,629
Interest rate spread (4)			3.31%			3.26%

Net yield on interest-earning assets (5)			3.34%			3.32%
Ratio of average interest-earning assets to average
interest-bearing liabilities			104.43%			105.32%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
47

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For the year ended December 31, 2011 there were only nine months of activity for each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) Decrease due to number of months is calculated using the nine months income or expense divided by 275 days multiplied by 365 days to get a twelve month equivalent; (ii) changes in average volume (changes in average volume multiplied by old rate); and (iii) changes in rate (change in rate multiplied by old average volume). Changes in rate-volume (changes in rate multiplied by the change in average volume) have been allocated proportionately between changes in rate and changes in volume;

	Year ended December 31, 2012 vs				Nine months ended December 31, 2011
	Nine months ended December 31, 2011				vs Year ended March 31, 2011
	Increase due	Increase		Total	Decrease due	Increase		Total
	to number of	(decrease)		increase	to number of	(decrease)		increase
	Months	Volume	Rate	(decrease)	Months	Volume	Rate	(decrease)
Interest Income attributable to:
Loans receivable	$3,092	$116	$(589)	$2,619	$(3,014)	$(430)	$(529)	$(3,973)
Investment securities	1,084	(202)	(870)	12	(1,057)	153	(442)	(1,346)
Interest-bearing deposits	56	(133)	141	64	(55)	24	(27)	(58)
Total interest-earning assets	4,232	(219)	(1,318)	2,695	(4,126)	(253)	(998)	(5,377)

Interest expense attributable to:
Deposits	746	(3)	(845)	(102)	(727)	64	(838)	(1,501)
Other short term borrowings	3	3	(6)	—	(3)	(6)	(8)	(17)
Federal Home Loan Bank borrowings	251	(246)	(84)	(79)	(245)	(303)	(169)	(717)
Total interest-bearing liabilities	1,000	(246)	(935)	(181)	(975)	(245)	(1,015)	(2,235)
Increase (decrease) in net interest income
	$3,232	$27	$(383)	$2,876	$(3,151)	$(8)	$17	$(3,142)

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Liquid assets outstanding at December 31, 2012 and December 31, 2011, totaled $123.6 million and $150.5 million, respectively. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires liquidity beyond its ability to generate funds internally at a reasonable cost, borrowing agreements are in place with the FHLB, which provide an additional source of funds. As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At December 31, 2012, the Company had $21.5 million in outstanding advances from the FHLB, offset with a prepayment penalty of $283,000 due to the restructuring of three FHLB advances as described above. At December 31, 2012, the Company had additional borrowing capacity from the FHLB totaling $70.3 million based on the Bank’s one-to-four family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multi-family loans. The Bank also has pledged $23.6 million to secure a line of credit with the Federal Reserve Bank of $24.7 million which is in place to provide a backup, short term source of liquidity. The Bank has the ability to pledge remaining market value of investment and mortgage-backed securities of $52.8 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2012:

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$61	$41	$31	$10	$143
Advances from the Federal Home Loan Bank	5,000	9,000	7,500	—	21,500
Other short term borrowings	7,077	—	—	—	7,077
Certificates of deposit maturities	69,187	47,730	10,189	7,734	134,840

Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	207	—	—	—	207
Credit card/overdraft lines of credit	316	—	—	—	316
Home equity/commercial lines of credit	29,690	—	—	—	29,690
One-to-four family and multi-family loans	2,186	—	—	—	2,186

Total contractual obligations	$113,724	$56,771	$17,720	$7,744	$195,959

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

Presented below, as of December 31, 2012 and 2011, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from time deposits would likely deviate significantly from those assumed in making the risk calculations.

As of December 31, 2012
				Net Portfolio Value
Change in	Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)	$ Amount	$ Change	% Change	NPV Ratio	Change
(In thousands)

+300 bp	$52,878	$(13,751)	(21)%	13.90%	(205	)bp
+200 bp	59,317	(7,312)	(11)	15.08	(88)
+100 bp	63,514	(3,115)	(5)	15.64	(32)
0 bp	66,629	—	—	15.95	—
-100 bp	59,975	(6,654)	(10)	14.08	(187)

As of December 31, 2011

Change in	Net Portfolio Value			Net Portfolio Value
Interest Rates				as % of PV of Assets
(Basis Points)	$ Amount	$ Change	% Change	NPV Ratio	Change
(In thousands)

+300 bp	$37,082	$(11,754)	(25)%	9.64%	(200	)bp
+200 bp	41,083	(7,753)	(16)	10.33	(131)
+100 bp	46,225	(2,611)	(6)	11.27	(37)
0 bp	48,836	—	—	11.64	—
-100 bp	48,124	(712)	(2)	11.28	(36)

The Company attempts to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost effective long-term retail time deposits or the use of long-term FHLB advances. However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the fiscal year ended December 31, 2012. Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term time deposits. The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wayne Savings Bancshares, Inc.

Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012 and the nine-month period ended December 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of, December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and the nine-month period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD,LLP

Cincinnati, Ohio

March 25, 2013

Wayne Savings Bancshares, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except share data)

	2012	2011
Assets
Cash and due from banks	$7,303	$14,215
Interest-bearing deposits	4,752	5,601
Cash and cash equivalents	12,055	19,816

Available-for-sale securities	111,518	130,637
Held-to-maturity securities	3,748	1,679
Loans, net of allowance for loan losses of $3,328 and $3,854 at December 31, 2012 and 2011, respectively	247,849	232,099
Premises and equipment	7,088	7,165
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	318	1,283
Accrued interest receivable	1,228	1,314
Bank-owned life insurance	8,723	7,193
Goodwill	1,719	1,719
Other intangible assets	128	219
Prepaid federal deposit insurance premiums	596	868
Other assets	1,944	1,026
Prepaid federal income taxes	178	54
Total assets	$402,117	$410,097

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$80,668	$76,750
Savings and money market	112,229	108,934
Time	134,840	148,164
Total deposits	327,737	333,848
Other short-term borrowings	7,077	5,278
Federal Home Loan Bank advances	21,217	26,597
Interest payable and other liabilities	5,173	3,751
Deferred federal income taxes	1,128	908
Total liabilities	362,332	370,382
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,975	35,986
Retained earnings	17,567	16,635
Shares acquired by ESOP	(572)	(655)
Accumulated other comprehensive income	1,340	1,881
Treasury stock, at cost
Common: 1,017,385 and 974,618 shares at December 31, 2012 and 2011, respectively	(14,923)	(14,530)
Total stockholders’ equity	39,785	39,715
Total liabilities and stockholders’ equity	$402,117	$410,097
See Notes to Consolidated Financial Statements 53

Wayne Savings Bancshares, Inc.
Consolidated Statements of Income and Comprehensive Income
Periods Ended December 31, 2012 and 2011
(In thousands, except per share data)

	December 31, 2012 (12 months)	December 31, 2011 (9 months)
Interest and Dividend Income
Loans	$11,828	$9,209
Securities	3,242	3,230
Dividends on Federal Home Loan Bank stock and other	233	169
Total interest and dividend income	15,303	12,608

Interest Expense
Deposits	2,118	2,220
Other short term borrowings	10	10
Federal Home Loan Bank advances	670	749
Total interest expense	2,798	2,979

Net Interest Income	12,505	9,629

Provision for Loan Losses	773	806

Net Interest Income After Provision for Loan Losses	11,732	8,823

Noninterest Income
Gain on loan sales	273	102
Trust Income	288	221
Earnings on bank-owned life insurance	298	199
Service fees, charges and other operating	1,079	962
Total noninterest income	1,938	1,484
Noninterest Expense
Salaries and employee benefits	6,546	4,588
Net occupancy and equipment expense	1,910	1,402
Federal deposit insurance premiums	297	240
Franchise taxes	401	281
Provision for impairment on foreclosed assets held for sale	46	681
(Gain) loss on sale of foreclosed assets held for sale	13	(6)
Amortization of intangible assets	91	68
Other	2,266	1,485
Total noninterest expense	11,570	8,739

Income Before Federal Income Taxes	2,100	1,568

Provision for Federal Income Taxes	378	234

Net Income	$1,722	$1,334

Other comprehensive income (loss):

Unrealized gains (losses) on available-for-sale securities, net of taxes of ($128) and $425 for 2012 and 2011, respectively	(249)	823
Change in split-dollar life insurance policy unrecognized net loss	(246)	—
Change in defined benefit plan unrecognized net loss, net of taxes of ($44) and ($137) for 2012 and 2011, respectively	(87)	(265)
Amortization of net loss included in net periodic pension cost, net of taxes of $21 and $9 for 2012 and 2011, respectively	41	18

Other comprehensive income (loss)	$(541)	$576

Total comprehensive income	$1,181	$1,910

Basic Earnings Per Share	$0.59	$0.46

Diluted Earnings Per Share	$0.59	$0.46
See Notes to Consolidated Financial Statements 54

Wayne Savings Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2012 and 2011
(In thousands, except per share data)

				Shares		Accumulated
		Additional		Acquired		Other
	Common	Paid-in	Retained	By	Treasury	Comprehensive
	Stock	Capital	Earnings	ESOP	Stock	Income	Total
Balance, March 31, 2011	$398	$35,997	$15,828	$(719)	$(14,530)	$1,305	$38,279
Net income (nine months)	—	—	1,334	—	—	—	1,334
Other comprehensive income						576	576
Cash dividends - $0.18 per share	—	—	(527)	—	—	—	(527)
Amortization of expense related to ESOP	—	(11)	—	64	—	—	53
Balance, December 31, 2011	398	35,986	16,635	(655)	(14,530)	1,881	39,715
Net income	—	—	1,722	—	—	—	1,722
Other comprehensive loss						(541)	(541)
Purchase Treasury Shares – at cost	—	—	—	—	(393)	—	(393)
Cash dividends - $0.27 per share	—	—	(790)	—	—	—	(790)
Amortization of expense related to ESOP	—	(11)	—	83	—	—	72
Balance, December 31, 2012	$398	$35,975	$17,567	$(572)	$(14,923)	$1,340	$39,785
See Notes to Consolidated Financial Statements 55

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows
Periods Ended December 31, 2012 and 2011
(In thousands)

	December 31, 2012	December 31, 2011
	12 months	9 months
Operating Activities
Net income	$1,722	$1,334
Items not requiring (providing) cash
Depreciation and amortization	555	426
Provision for loan losses	773	806
Amortization of premiums and discounts on securities	2,125	1,169
Amortization of mortgage servicing rights	65	43
Amortization of deferred loan originations fees	(120)	(56)
Amortization of intangible asset	91	68
Deferred income taxes	371	(249)
Net gains on sales of loans	(273)	(102)
Proceeds from sale of loans in the secondary market	6,420	2,605
Origination of loans for sale in the secondary market	(6,147)	(2,503)
Amortization expense of stock benefit plan	72	53
Provision for impairment on foreclosed assets held for sale	46	681
Loss (gain) on sale of foreclosed assets held for sale	13	(6)
Increase in value of bank-owned life insurance	(287)	(190)
Changes in
Accrued interest receivable	86	333
Prepaid federal deposit insurance premiums	272	219
Other assets	(1,107)	(69)
Interest payable and other liabilities	948	346

Net cash provided by operating activities	5,625	4,908

Investing Activities
Purchases of available-for-sale securities	(36,560)	(28,499)
Purchases of held-to-maturity securities	(2,154)	(1,136)
Proceeds from maturities and paydowns of available-for-sale securities	53,187	29,898
Proceeds from maturities and paydowns of held-to-maturity securities	76	47
Net change in loans	(16,705)	6,570
Purchase of bank-owned life insurance	(1,243)	—
Purchase of premises and equipment	(478)	(699)
Proceeds from sale of foreclosed assets	1,208	830

Net cash provided by (used in) investing activities	$(2,669)	$7,011
See Notes to Consolidated Financial Statements 56

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Periods Ended December 31, 2012 and 2011
(In thousands)

	December 31, 2012	December 31, 2011
	12 months	9 months
Financing Activities
Net change in deposits	$(6,111)	$13,776
Net change in other short-term borrowings	1,799	(1,095)
Proceeds from Federal Home Loan Bank advances	19,710	—
Repayments of Federal Home Loan Bank advances	(25,090)	(12,910)
Advances by borrowers for taxes and insurance	128	382
Dividends on common stock	(760)	(527)
Treasury stock purchases	(393)	—

Net cash used in financing activities	(10,717)	(374)

Increase (Decrease) in Cash and Cash Equivalents	(7,761)	11,545

Cash and Cash Equivalents, Beginning of Period	19,816	8,271

Cash and Cash Equivalents, End of Period	$12,055	$19,816

Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,814	$3,036

Federal income taxes paid	$125	$530

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to real estate owned and other repossessed assets	$302	$511

Recognition of mortgage servicing rights	$61	$31

Dividends payable	$207	$180

See Notes to Consolidated Financial Statements 57

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company’s revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Wayne, Holmes, Ashland, Medina and Stark Counties, and include a wide range of individuals, businesses and other organizations. The Company has historically conducted its business through its main office in Wooster, Ohio.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Wayne Savings Bancshares, Inc. (“Wayne” or the “Company”) and its wholly owned subsidiary, Wayne Savings Community Bank (the “Bank”). All intercompany transactions and balances have been eliminated.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution. The expiration of the FDIC insurance program of all non-interest bearing transaction accounts is not expected to have a material impact on the Bank.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At December 31, 2012 and 2011, the Company did not have any loans held for sale.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is determined based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The required investment in the common stock is based on a predetermined formula. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. At December 31, 2012, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(846)	(755)
Total	$1,847	$1,938
61

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The Company recorded amortization relative to intangible assets totaling $91,000 for the twelve month period ending December 31, 2012 and $68,000 for the nine month period ending December 31, 2011. The Company anticipates $91,000 of amortization for 2013 and $37,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. During fiscal 2012, the Company changed the date of its annual goodwill impairment test from March 31 to November 30. Management believes the accounting change is preferable in the circumstances because it incorporates more current market and other information to produce a goodwill impairment analysis that will provide timely and accurate information to the shareholders and other users of the Company’s financial statements. The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment, if necessary, is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

measurement of impairment. Changes in valuation allowances are reported in the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to tax authorities for years before 2009.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, changes in the funded status of the defined benefit pension plan and the split-dollar life insurance plan.

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

Advertising

Advertising costs are expensed as incurred. The Company’s advertising expense totaled $281,000 for the twelve month period ended December 31, 2012 and $75,000 for the nine month period ended December 31, 2011.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2012 financial statement presentation. These reclassifications had no effect on net income.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Fiscal Year Change

In April 2011, the Company decided to change its fiscal year end to December 31 to facilitate consistency with regulatory reporting requirements. Regulatory reporting under OTS Thrift Financial Reporting (“TFR”) requirements was reported on a quarter-to-date basis through December 31, 2011. Beginning with the quarter ended March 31, 2012 the Company began reporting to the FDIC using the Call Report on a calendar year-to-date period. The result of the fiscal year end change was a nine month period ended December 31, 2011. Therefore, the current year financial presentation includes twelve months of activity for year ending December 31, 2012 and nine months of activity for the period ending December 31, 2011.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012, was $2.0 million.

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2012:
U.S. government agencies	$155	$1	$1	$155
Mortgage-backed securities of government-sponsored entities	83,956	1,979	105	85,830
Private-label collateralized mortgage obligations	1,067	39	—	1,106
State and political subdivisions	22,842	1,587	2	24,427

	$108,020	$3,606	$108	$111,518

December 31, 2011:
U.S. government agencies	$1,559	$26	$1	$1,584
Mortgage-backed securities of government-sponsored entities	98,816	2,636	124	101,328
Private-label collateralized mortgage obligations	1,693	48	—	1,741
State and political subdivisions	24,694	1,315	25	25,984

	$126,762	$4,025	$150	$130,637

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2012:
U.S. government agencies	$130	$1	$—	$131
Mortgage-backed securities of government-sponsored entities	1,469	45	—	1,514
State and political subdivisions	2,149	—	54	2,095

	$3,748	$46	$54	$3,740

December 31, 2011:
U.S. government agencies	$145	$—	$—	$145
Mortgage-backed securities of government-sponsored entities	1,527	16	—	1,543
State and political subdivisions	7	—	—	7

	$1,679	$16	$—	$1,695

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

One to five years	$2,772	$2,974	$—	$—
Five to ten years	5,186	5,452	425	415
After ten years	15,039	16,156	1,854	1,811

	22,997	24,582	2,279	2,226

Mortgage-backed securities of government-sponsored entities	83,956	85,830	1,469	1,514
Private-label collateralized mortgage obligations	1,067	1,106	—	—

Totals	$108,020	$111,518	$3,748	$3,740
66

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The carrying value of securities pledged as collateral, to secure public deposits, customer repurchase agreements and for other purposes, was $60.4 million and $53.9 million at December 31, 2012 and 2011, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2012 and 2011 was $19.0 million and $17.7 million, which represented approximately 17% and 14%, respectively, of the Company’s aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at December 31, 2012.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$66	$1	$66	1
Mortgage-backed securities of government-sponsored entities	13,636	83	2,107	22	15,743	105
State and political subdivisions	3,162	56	—	—	3,162	56
Total temporarily impaired securities	$16,798	$139	$2,173	$23	$18,971	$162
67

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)

U.S. government agencies	$—	$—	$313	$1	$313	$1
Mortgage-backed securities of government-sponsored entities	16,624	124	—	—	16,624	124
State and political subdivisions	—	—	759	25	759	25
Total temporarily impaired securities	$16,624	$124	$1,072	$26	$17,696	$150

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, mortgage-backed securities of government-sponsored entities and municipal securities were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	2012	2011
	(In thousands)

One-to-four family residential	$160,910	$153,064
Multi-family residential	9,790	8,589
Construction	2,170	753
Nonresidential real estate and land	65,761	62,864
Commercial	14,245	10,526
Consumer and other	1,517	2,257
	254,393	238,053
Less:
Undisbursed portion of loans in process	2,647	1,691
Deferred loan origination fees	569	409
Allowance for loan losses	3,328	3,854

Total loans	$247,849	$232,099

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The risk characteristics of each portfolio segment are as follows:

Residential Real Estate Loans

For residential mortgage loans that are secured by one-to-four family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to-four family residences. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

All Other Mortgage Loans

All other mortgage loans consist of residential construction loans, non-residential real estate loans, land loans and multi-family real estate loans.

Residential construction loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated. These loans are generally owner occupied and the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.

Non-residential real estate loans are negotiated on a case-by-case basis. Loans secured by non-residential real estate generally involve a greater degree of risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originated loans to commercial customers with land held as the collateral.

Multi-family real estate loans generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2012 and 2011:

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, December 31, 2011	$1,128	$2,547	$169	$10	$—	$3,854
Provision charged to expense	98	577	92	6	—	773
Losses charged off	(146)	(1,199)	(1)	(11)	—	(1,357)
Recoveries	42	—	15	1	—	58
Balance, December 31, 2012	$1,122	$1,925	$275	$6	$—	$3,328
Ending balance: individually evaluated for impairment	$248	$1,074	$100	$—	$—	$1,422
Ending balance: collectively evaluated for impairment	$874	$851	$175	$6	$—	$1,906

Loans:
Ending balance	$160,910	$77,721	$14,245	$1,517		$254,393
Ending balance: individually evaluated for impairment	$6,878	$5,837	$185	$—		$12,900
Ending balance: collectively evaluated for impairment	$154,032	$71,884	$14,060	$1,517		$241,493

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$1,073	$1,967	$158	$5	$—	$3,203
Provision charged to expense	212	580	11	3	—	806
Losses charged off	(157)	—	—	—		(157)
Recoveries	—	—	—	2	—	2
Balance, end of year	$1,128	$2,547	$169	$10	$—	$3,854
Ending balance: individually evaluated for impairment	$320	$1,941	$53	$—	$—	$2,314
Ending balance: collectively evaluated for impairment	$808	$606	$116	$10	$—	$1,540

Loans:
Ending balance	$153,064	$72,206	$10,526	$2,257		$238,053
Ending balance: individually evaluated for impairment	$3,744	$6,955	$92	$—		$10,791
Ending balance: collectively evaluated for impairment	$149,320	$65,251	$10,434	$2,257		$227,262

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2012 and 2011:

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$151,749	$68,949	$14,034	$1,513
Special Mention (Risk 5)	708	2,934	26	—
Substandard (Risk 6)	8,453	5,838	185	4
Total	$160,910	$77,721	$14,245	$1,517

December 31, 2011	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$145,061	$61,970	$10,268	$2,257
Special Mention (Risk 5)	2,979	3,281	166	—
Substandard (Risk 6)	5,024	6,955	92	—
Total	$153,064	$72,206	$10,526	$2,257

* Ratings are generally assigned to consumer and residential mortgage loans on a “pass” or “fail” basis, where “fail” results in a substandard classification. Commercial loans, both secured by real estate or other assets or unsecured, are analyzed in accordance with an analytical matrix codified in the Bank’s loan policy that produces a risk rating as described below.

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The following tables present the Bank’s loan portfolio aging analysis as of December 31, 2012 and 2011:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,049	$339	$1,190	$2,578	$158,332	$160,910	$—
All other mortgage loans	1,544	—	1,309	2,853	74,868	77,721	—
Commercial business loans	—	—	—	—	14,245	14,245	—
Consumer loans	1	2	2	5	1,512	1,517	—

Total	$2,594	$341	$2,501	$5,436	$248,957	$254,393	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)

One-to-four family residential loans	$1,513	$280	$844	$2,637	$150,427	$153,064	$—
All other mortgage loans	903	—	1,905	2,808	69,398	72,206	—
Commercial business loans	17	—	35	52	10,474	10,526	—
Consumer loans	17	9	—	26	2,231	2,257	—

Total	$2,450	$289	$2,784	$5,523	$232,530	$238,053	$—

Non-accrual loans were comprised of the following at December 31, 2012 and 2011:

	2012	2011
Nonaccrual
	(In thousands)

One-to-four family residential loans	$2,097	$2,433
Nonresidential real estate loans	3,123	3,271
All other mortgage loans	—	—
Commercial business loans	32	92
Consumer loans	4	12

Total	$5,256	$5,808

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2012, the Company had $3.2 million of residential mortgages, $2.4 million of nonresidential mortgages and land and $32,000 of commercial loans that were modified in troubled debt restructurings. Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $2.8 million in residential mortgage loans, nonresidential real estate and land loans of $364,000 at December 31, 2012.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The following tables present impaired loans as of and for the years ended December 31, 2012 and 2011:

December 31, 2012	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One-to-four family residential loans	$5,587	$5,587	$—	$3,733	$147
All other mortgage loans	2,781	2,781	—	2,376	102
Commercial business loans	85	85	—	21	1

Loans with a specific valuation allowance
One-to-four family residential loans	1,291	1,291	248	1,252	45
All other mortgage loans	3,056	3,652	1,074	4,453	1
Commercial business loans	100	100	100	59	4

Total:
One-to-four family residential loans	$6,878	$6,878	$248	$4,985	$192
All other mortgage loans	5,837	6,433	1,074	6,829	103
Commercial business loans	185	185	100	80	5
	$12,900	$13,496	$1,422	$11,894	$300

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
December 31, 2011	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance				(nine months)
One-to-four family residential loans	$1,613	$1,613	$—	$1,966	$35
All other mortgage loans	1,771	1,771	—	1,345	52

Loans with a specific valuation allowance
One-to-four family residential loans	250	250	224	557	15
All other mortgage loans	5,184	5,184	1,941	5,142	75
Commercial business loans	92	92	53	76	—

Total:
One-to-four family residential loans	$1,863	$1,863	$224	$2,523	$50
All other mortgage loans	6,955	6,955	1,941	6,487	127
Commercial business loans	92	92	53	76	—
	$8,910	$8,910	$2,218	$9,086	$177

The interest income recognized in the above tables is not materially different from the cash basis method.

The following tables present information regarding newly classified troubled debt restructurings by class for the years ended December 31, 2012 and 2011.

December 31, 2012	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
Troubled Debt Restructurings
One-to-four family residential loans	2	$527	$527
All other mortgage loans	2	1,296	1,296

December 31, 2011 (nine months)
Troubled Debt Restructurings
One-to-four family residential loans	2	$205	$205
All other mortgage loans	2	1,366	1,366
Commercial business loans	2	162	162
75

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

All the above TDR classifications occurred as concessions were granted to borrowers experiencing financial difficulties. These concessions may include a reduction in the stated rate, an interest rate that is below market interest rates for similar debt, an extension of the maturity date or delaying principal payments through interest only payments. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the twelve month period ended December 31, 2012 or the nine month period ended December 31, 2011. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

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

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)

Land and improvements	$1,799	$1,748
Office buildings and improvements	7,993	7,861
Furniture, fixtures and equipment	3,702	3,409
Leasehold improvements	350	350

	13,844	13,368
Less accumulated depreciation	6,756	6,203

	$7,088	$7,165

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained. Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $29.1 million and $28.9 million at December 31, 2012 and 2011, respectively. Contractually specified servicing fees, late fees and ancillary fees of approximately $16,000 and $17,000 are included in loan servicing fees in the income statement at December 31, 2012 and 2011, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $281,000 and $595,000 at December 31, 2012 and 2011, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows at December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Carrying amount, beginning of period	$249	$261
Additions
Servicing obligations that result from transfers of financial assets	61	31

Subtractions
Amortization	65	43

Carrying amount, end of period	$245	$249

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of period	$249	$319
Fair value, end of period	$304	$249
77

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $52.2 million at December 31, 2012, and $55.2 million at December 31, 2011.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

Due during the year ending December 31,	(In thousands)

2013	$69,187
2014	25,005
2015	22,725
2016	7,064
2017	3,125
Thereafter	7,734

$134,840

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Securities sold under repurchase agreements	$7,077	$5,278

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by available-for-sale securities and such collateral is held by the Bank. The maximum amount of outstanding agreements at any month end during fiscal periods ended December 31, 2012 and 2011 totaled $8.3 million and $6.2 million, respectively, and the average daily balance totaled $6.8 million and $5.6 million for years ended December 31, 2012 and 2011, respectively. The agreements at December 31, 2012, mature daily.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 9:	Federal Home Loan Bank Advances

At December 31, 2012, advances from the Federal Home Loan Bank were as follows:

Interest rate range	Maturing year ending December 31,
		(In thousands)
1.07%-2.60%	2013	$5,000
1.70%-2.85%	2014	9,000
2.23%-2.49%	2015	7,500

		$21,500

The Federal Home Loan Bank advances are secured by mortgage loans totaling $120.6 million at December 31, 2012.

At December 31, 2012, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended December 31,	(In thousands)

2013	$5,000
2014	9,000
2015	7,500
21,500
Deferred prepayment penalty, net of amortization	(283)
$21,217

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. During the quarter ended December 31, 2010, the Company prepaid $8.5 million of Federal Home Loan Bank advances which resulted in a prepayment penalty of $526,000. The Company replaced these advances with lower rate advances of $8.5 million whose present value, based on a discount rate equal to the cost of funds rate of the original advances, was not substantially different than the value of the original advances immediately prior to prepayment. As such, the Company was required to defer the $526,000 penalty over the life of the new advances. As of December 31, 2012, the Bank had $283,000 in unamortized prepayment penalties.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Additionally, as a member of the Federal Home Loan Bank system at December 31, 2012, the Bank had the ability to obtain up to $70.3 million in additional borrowings. Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio. The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At December 31, 2012, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $24.7 million, none of which was drawn. The Bank had approximately $24.7 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:	Income Taxes

The provision for income taxes includes the following components at December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Taxes currently payable	$7	$483
Deferred income taxes	371	(249)

Income tax expense	$378	$234

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2012	2011
	(In thousands)

Computed at the statutory rate (34%)	$714	$533
Increase (decrease) resulting from
Tax exempt interest	(284)	(222)
Earnings on bank-owned life insurance	(80)	(85)
Other	28	8

Actual tax expense	$378	$234

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were as follows:

	2012	2011
	(In thousands)

Deferred tax assets
Deferred loan origination fees	$193	$139
Allowance for loan losses	1,132	1,310
Real estate owned valuation	17	388
Pension adjustment	372	349
Reserve for uncollected interest	150	109
Benefit plan expenses	109	116
AMT credit carryover and low income housing credit	96	—

Total deferred tax assets	2,069	2,411

Deferred tax liabilities
Prepaid pension	(128)	(119)
Federal Home Loan Bank stock dividends	(1,217)	(1,217)
Book/tax depreciation differences	(437)	(423)
Financed loan fees	(98)	(85)
Unrealized gains on securities available-or-sale	(1,190)	(1,317)
Mortgage servicing rights	(83)	(84)
Purchase price adjustments – net	(44)	(74)

Total deferred tax liabilities	(3,197)	(3,319)

Net deferred tax liability	$(1,128)	$(908)

Prior to fiscal 1997, the Company was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of December 31, 2012. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at December 31, 2012.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 11:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity as of December 31, are as follows:

	2012	2011
	(In thousands)

Net unrealized gain on securities available-for-sale	$3,498	$3,876
Net unrealized loss for unfunded status of split-dollar life insurance plan liability (tax free)	(246)	—
Net unrealized loss for unfunded status of defined benefit plan liability	(1,096)	(1,026)

	2,156	2,850
Tax effect	(816)	(969)

Net-of-tax amount	$1,340	$1,881

Note 12:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank met all capital adequacy requirements to which it is subject.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

As of December 31, 2012, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2012 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Tier I Capital to average assets (leverage ratio)	$34,774	8.7%	$16,069	4.0%	$20,086	5.0%
Tier I Capital to risk weighted Assets(Core)	34,774	8.7	16,069	4.0	24,103	6.0
Total Capital (risk based)	37,734	16.0	18,916	8.0	23,644	10.0

As of December 31, 2011
Tangible capital	$35,132	8.7%	$6,074	1.5%	$20,248	5.0%
Core capital	35,132	8.7	16,198	4.0	24,297	6.0
Risk-based capital	38,070	16.2	18,802	8.0	23,503	10.0

Note 13:	Related Party Transactions

At December 31, 2012 and 2011, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features. Such loans are summarized below.

	2012 Twelve months	2011 Nine months
	(In thousands)

Aggregate balance – Beginning of period	$2,340	$2,377
New loans	202	—
Repayments	(123)	(37)

Aggregate balance – End of period	$2,419	$2,340

The Bank had no undrawn lines of credit to certain directors as of December 31, 2012 and $217,000 as of December 31, 2011.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Deposits from related parties held by the Bank at December 31, 2012 and 2011, totaled $679,000 and $515,000, respectively.

The Bank paid legal fees to a law firm of which a director of the Company is a member. The amounts paid totaled approximately $20,000 and $7,000 for the year ended December 31, 2012 and the nine month period ended December 31, 2011, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through fiscal 2020 and payments totaling approximately $30,000 per year through fiscal 2014 and $10,000 for fiscal 2015. Rental expense for this lease was $28,000 and $21,000 for the year ended December 31, 2012 and the nine month period ended December 31, 2011, respectively.

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

The Company expects to contribute approximately $100,000 to the plan in fiscal 2013.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2012	2011
	(In thousands)
Change in benefit obligation
Beginning of year	$1,697	$1,386
Interest cost	74	58
Actuarial loss	162	315
Benefits paid	(21)	(15)
Settlements	—	(47)

End of year	1,912	1,697

Change in fair value of plan assets
Beginning of year	1,020	1,116
Actuarial return on plan assets	91	(39)
Employer contribution	102	5
Benefits paid	(21)	(15)
Settlements	—	(47)
End of year	1,192	1,020
Funded status at end of year	$(720)	$(677)
84

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of the following at December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Net loss	$(1,096)	$(1,026)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $78,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.9 million and $1.7 million at December 31, 2012 and 2011, respectively.

	2012	2011
	(In thousands)

Components of net periodic benefit cost
Interest cost	$74	$59
Expected return on plan assets	(60)	(49)
Amortization of net loss	62	27
Net periodic benefit cost	$76	$37

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities. The target asset allocation percentages for 2012 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%
85

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

At December 31, 2012 and 2011, the fair value of plan assets as a percentage of the total was invested in the following:

	2012	2011

Equity securities	64%	61%
Debt securities	19	32
Cash and cash equivalents	17	7

	100%	100%

The cash composition exceeded the target allocation caused by a cash contribution late in December 2012.

Benefit payments expected to be paid from the plan as of December 31, 2012 are as follows:

(In thousands)

2013	$47
2014	47
2015	58
2016	66
2017	76
Thereafter	532

$826

Significant assumptions include the following as of December 31, 2012 and 2011:

	Pension Benefits
	2012	2011
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.05%	4.40%
Rate of compensation increase (frozen)	N/A	N/A
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.40%	5.75%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The fair value of the Company’s pension plan assets at December 31, 2012, and 2011 by asset category are as follows:

December 31, 2012		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Mid Cap Blend (a)	$38	$38	$—	$—
Large Cap Value (b)	25	25	—	—
Int’l Large Cap Blend (c)	106	106	—	—
Huntington Disciplined
Equity Fd Tr Shrs II (d)	64	64	—	—
Alernative Stability (e)	24	24	—	—
Mid Cap Blend (f)	56	56	—	—
Natural Resources (g)	41	41	—	—
Mutual funds-Fixed Income
Short-Term Bond (h)	63	63	—	—
Cash
Cash Mgm’t Funds-Taxable	198	198	—	—
Cash Receivable	3	3	—	—
Fixed Income Securities
US Government Obligations	65	65	—	—
Corporate Obligations	159	159	—	—
Equity Securities
Common Stock	331	331	—	—
Common Stock-Foreign	19	19	—	—
Total	$1,192	$1,192	$—	$—

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

(d) This category contains primarily companies which seek total return on investment, investing in equity securities, which include put and call options on individual securities and stock indices.

(e) This category seeks total return on investment by investing in equities of companies domiciled in emerging markets.

(f)This category pursues primarily mid cap companies with goals of long-term capital appreciation. It invests in a strategic combination of U.S. and foreign companies whose situs, or geographical locations, gives them a competitive advantage and the potential to outperform.

(g)This category’s objective is to reduce risk related to inflation and diversify into investments which are less correlated to U.S. stocks and bonds.

(h)This category’s objective is to invest in high quality corporate bonds, U.S. Treasuries and government agencies to increase income without assuming a great deal of risk.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Also, the Company provides post-retirement benefits to certain officers of the Company under split-dollar life insurance policies. The Company accounts for the policies in accordance with ASC 715-60, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to post-retirement periods. The liability is recognized based on the substantive agreement with the employee.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2012	2011
	(In thousands)
Change in benefit obligation
Beginning of year	$396	$454
Service cost	25	—
Interest cost	27	17
(Gain)/Loss	121	(69)
Prior service cost	137	—
Benefits Paid	(13)	(6)

End of year	$693	$396

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2012	2011
	(In thousands)
Prior service cost	$(125)	$—
Net loss	(121)	—

The accumulated benefit obligation for the split-dollar benefit plan was $693,000 and $384,000 at December 31, 2012 and 2011, respectively.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The estimated net loss for the split-dollar plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $135,000.

	2012	2011
	(In thousands)

Components of net periodic benefit cost
Service cost	$24	$—
Interest cost	27	18
(Gain)/Loss recognized	—	(69)
Prior service cost	12	—

Net periodic benefit cost	$63	$(51)

The retiree accrued liability expected to be reversed from the plan as of December 31, 2012 are as follows:

(In thousands)

2013	$15
2014	17
2015	19
2016	21
2017	28
Thereafter	196

$296

Significant assumptions for the split-dollar plan liability include the following as of December 31, 2012 and 2011:

	2012	2011

Weighted-average assumptions used to determine benefit cost obligation:
Discount rate	4.40%	6.00%
Rate of compensation increase	1.50	1.50
Weighted-average assumptions used to determine benefit cost:
Discount rate	6.00%	6.00%
Rate of compensation increase	1.50	1.50

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees of the Company. The ESOP acquired 163,265 shares of Company common stock at $10.00 per share in 2003 with funds provided by a loan from the Company. Accordingly, $1.6 million of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which will be distributed to participants, are treated as compensation expense. Compensation expense is recorded equal to the average fair market value of the stock during the year when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

ESOP expense for the year ended December 31, 2012 and the nine month ended December 31, 2011, was $97,000 and $67,000, respectively.

Share information for the ESOP is as follows at December 31, 2012 and 2011:

	2012	2011

Allocated shares	106,088	97,812
Unearned shares	57,177	65,453

Total ESOP shares	163,265	163,265

Fair value of unearned shares at end of period	$529,459	$507,915

At December 31, 2012, the fair value of the 106,088 allocated shares held by the ESOP was approximately $982,000.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees. The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions. Expense related to the 401(k) plan totaled $177,000 and $112,000 for the year ended December 31, 2012 and the nine month period ended December 31, 2011, respectively.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Note 15:	Stock Option Plan

The Company’s Stock Option Plan (the Plan), which was approved by stockholders, permits the grant of up to 204,081 share options to its employees. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. All outstanding options are fully exercisable. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). There was no compensation cost recognized in the income statement for share-based payment arrangements during the fiscal periods ended December 31, 2012 and 2011.

A summary of option activity under the Plan for the year ended December 31, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	63,408	$13.95
Granted	—	—
Exercised	—	—
Forfeited or expired	4,500	$13.95

Outstanding, end of period	58,908	$13.95	0.75	$—

Exercisable, end of period	58,908	$13.95	0.75	$—

As of December 31, 2012 and 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2012
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,722

Basic earnings per share
Income available to common stockholders		2,932,349	$0.59

Effect of dilutive securities
Stock options		—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,722	2,932,349	$0.59

	Nine Month Period Ended December 31, 2011
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)

Net income	$1,334

Basic earnings per share
Income available to common stockholders		2,930,106	$0.46

Effect of dilutive securities
Stock options		—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,334	2,930,106	$0.46

Options to purchase 58,908 shares of common stock at an exercise price of $13.95 per share were outstanding at December 31, 2012 and 63,408 at December 31, 2011, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares in both years.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 17:	Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the Company’s consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011:

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
U.S. government agencies	$155	$—	$155	$—
Mortgage-backed securities of government-sponsored entities	85,830	—	85,830	—
Private-label collateralized mortgage obligations	1,106	—	1,106	—
State and political subdivisions	24,427	—	24,427	—

December 31, 2011
U.S. government agencies	$1,584	$—	$1,584	$—
Mortgage-backed securities of government-sponsored entities	101,328	—	101,328	—
Private-label collateralized mortgage obligations	1,741	—	1,741	—
State and political subdivisions	25,984	—	25,984	—

Nonrecurring Measurements

Certain assets may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the office of the Chief Financial Officer. Appraisals are reviewed for accuracy and consistency by the office of the Chief Financial Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the office of the Chief Financial Officer by comparison to historical results.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of real estate are obtained when the real estate is acquired and subsequently as deemed necessary by the office of the Chief Financial Officer. Appraisals are reviewed for accuracy and consistency by the office of the Chief Financial Officer. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Collateral-dependent impaired loans	$2,437	$—	$—	$2,437
Foreclosed assets	16	—	—	16
December 31, 2011
Collateral-dependent impaired loans	$3,468	$—	$—	$3,468
Foreclosed assets	1,283	—	—	1,283

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2012, in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$2,437	Market comparable properties	Selling Cost	10%
Foreclosed assets	16	Market comparable properties	Selling Cost	10%

There were no changes in the inputs or methodologies used to determine fair value at December 31, 2012 as compared to December 31, 2011

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012	(In thousands)
Financial assets
Cash and cash equivalents	$12,055	$12,055	$—	$—
Held-to-maturity securities	3,748	—	3,740	—
Loans, net of allowance for loan losses	247,849	—	—	259,986
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,228	—	1,228	—

Financial liabilities
Deposits	327,737	—	317,312	—
Other short-term borrowings	7,077	—	7,077	—
Federal Home Loan Bank advances	21,217	—	22,048	—
Advances from borrowers for taxes and insurance	1,069	—	1,069	—
Interest payable	51	—	51	—

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011	(In thousands)
Financial assets
Cash and cash equivalents	$19,816	$19,816	$—	$—
Held-to-maturity securities	1,679	—	1,695	—
Loans, net of allowance for loan losses	232,099	—	—	239,983
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,314	—	1,314	—

Financial liabilities
Deposits	333,848	—	332,222	—
Other short-term borrowings	5,278	—	5,278	—
Federal Home Loan Bank advances	26,597	—	27,717	—
Advances from borrowers for taxes and insurance	941	—	941	—
Interest payable	66	—	66	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Held-to-Maturity Securities

The fair value of held-to-maturity securities was estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit-adjusted discount rates.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at December 31, 2012 and 2011.

Note 18:	Commitments and Credit Risk

Total commercial and commercial real estate loans made up 35% and 34% of the loan portfolio at December 31, 2012 and December 31, 2011, respectively, with most of these loans secured by commercial real estate and business assets mainly located in Ohio. Installment loans account for approximately 1% of the loan portfolio for both years ended December 31, 2012 and 2011. These loans are secured by consumer assets including automobiles, which account for 39% and 38%, respectively, of the installment loan portfolio. Real estate loans comprise 64% of the loan portfolio as of both December 31, 2012 and 2011, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks as of December 31, 2012 and 2011, is $2.5 million and $2.6 million, respectively, of uninsured deposits in the form of branch cash on hand.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

At December 31, 2012 and 2011, the Company had outstanding commitments to originate fixed-rate loans aggregating approximately $3.9 million and $731,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year. Total mortgage loans in the process of origination amounted to approximately $1.8 million and $330,000 at December 31, 2012 and 2011, respectively.

The Company had undisbursed amounts of residential loans of $189,000, nonresidential of $463,000 and commercial loans of $27,000 at December 31, 2012. The Company had undisbursed amounts of residential loans of $320,000, nonresidential loans of $250,000 and commercial loans of $66,000 in land loans at December 31, 2011.

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

The Company had total outstanding standby letters of credit amounting to $207,000 and $145,000, at December 31, 2012 and 2011, respectively, with terms not exceeding eleven months. At both December 31, 2012 and 2011, the Company had no deferred revenue under standby letter of credit agreements.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

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

At December 31, 2012, the Company had granted unused lines of credit to borrowers aggregating approximately $11.9 million and $17.8 million for commercial lines and open-end consumer lines, respectively. At December 31, 2011, unused lines of credit to borrowers aggregated approximately $11.3 million for commercial lines and $17.7 million for open-end consumer lines, respectively.

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

Fiscal year ended	(In thousands)

2013	$61
2014	41
2015	31
2016	10

Total	$143

The Company incurred rental expense under operating leases totaling approximately $59,000 and $50,000 for the twelve months ended December 31, 2012 and the nine months ended December 31, 2011, respectively.

There were no other material commitments or contingencies at December 31, 2012.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 19:	Recent Accounting Developments

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

FASB Accounting Standards Update (ASU) 2011-08 Intangibles – Goodwill and Other” (Topic 350), issued on September 15, 2011, concerns the cost and complexity of performing the first step of the two-step goodwill impairment test. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the original ASU Topic 350. The guidance is effective for fiscal quarters and years beginning on or after December 15, 2011 (January 1, 2012 for the Company). Early adoption is permitted. The adoption of FASB ASU 2011-08 did not have a material effect on the Company’s financial condition or results of operations.

FASB ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12, issued in December 2011 is a deferral of only those changes in update 2011-05 that relate to the presentation of reclassification

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

adjustments out of accumulated other comprehensive income. All other requirements in Update 2011-05 are not affected by this update, including the requirements to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2013-02, issued in February 2013 requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These amendments are effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 20:	Transfer and Assumption Agreement

On July 2, 2012, the Bank entered into a Transfer and Assumption Agreement with Thomasville National Bank (“TNB”), the national bank subsidiary of Thomasville Bancshares, Inc. headquartered in Thomasville, Georgia. The agreement provides for the transfer of the Bank’s trust business to TNB.

Under terms of the agreement, TNB maintains a trust office at a Wayne Savings office in Wooster, Ohio. The Bank and TNB entered into an office support and referral agreement under which the Bank will be compensated for, among other services, the use of facilities and equipment required for the operation of the TNB trust office. The costs of exiting the trust business include a one-time expense of approximately $354,000 that was mainly recognized during the quarter ended June 30, 2012. Closing of the transaction occurred during the fourth quarter of 2012 and the Bank surrendered its trust license to the Ohio Division of Financial Institutions (“ODFI”) in January 2013 after the ODFI confirmed that the Bank had met the conditions for ceasing to conduct trust business. The Bank received no consideration and there was no gain or loss on the transfer other than the one-time expense noted above.

The strategic rationale for this transaction was to partner with a stronger provider of trust services, who will absorb the operating expense overhead and assume the fiduciary risk associated with post-closing management of the trust accounts.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Note 21:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at December 31, 2012 and 2011:

Condensed Balance Sheets

	2012	2011
	(In thousands)
Assets
Cash and due from banks	$1,113	$150
Notes receivable from the Bank	688	770
Investment in the Bank	37,987	38,974
Prepaid expenses and other assets	219	17

Total assets	$40,007	$39,911

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$222	$196

Stockholders’ equity
Common stock and additional paid-in capital	36,373	36,384
Retained earnings	17,567	16,635
Shares acquired by ESOP	(572)	(655)
Treasury stock – at cost	(14,923)	(14,530)
Accumulated other comprehensive income	1,340	1,881

Total stockholders’ equity	39,785	39,715

Total liabilities and stockholders’ equity	$40,007	$39,911
104

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Condensed Statements of Income and Comprehensive Income

	2012 12 months	2011 9 months
	(In thousands)

Operating Income
Interest income	$46	$38
Dividends from the Bank	2,401	501
Total operating income	2,447	539

Noninterest Expense	256	206

Earnings before Federal Income Tax Benefits and equity in undistributed (excess distributed) income of the Bank	2,191	333

Federal Income Tax Benefits	(68)	(56)
Income before equity in undistributed (excess distributed) income of the Bank	2,259	389

Equity in undistributed (excess distributed) income of the Bank	(537)	945

Net Income	$1,722	$1,334

Total Comprehensive income	$1, 181	$1,910

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

Condensed Statements of Cash Flows

	2012 12 months	2011 9 months
	(In thousands)
Operating Activities
Net income	$1,722	$1,334
Items not requiring (providing) cash
Equity in (undistributed) excess distributed net income of the Bank	537	(945)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(251)	35
Accrued expenses and other liabilities	26	(1)
Net cash provided by operating activities	2,034	423

Investing Activities
Repayment of ESOP loan	82	82

Net cash provided by investing activities	82	82

Financing Activities
Payment of dividends on common stock	(760)	(527)
Purchase of treasury stock	(393)	—

Net cash used in financing activities	(1,153)	(527)

Net Change in Cash and Cash Equivalents	963	(22)

Cash and Cash Equivalents at Beginning of Period	150	172

Cash and Cash Equivalents at End of Period	$1,113	$150
106

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011
Note 22:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the twelve month period ended December 31, 2012 and the nine months ended December 31, 2011:

	Three Months Ended
Year Ended December 2012:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,987	$3,864	$3,807	$3,645
Total interest expense	791	718	668	621

Net interest income	3,196	3,146	3,139	3,024

Provision (credit) for loan losses	787	(394)	225	155
Noninterest income	468	493	516	461
Noninterest expense	2,785	3,215	2,840	2,730

Income before income taxes	92	818	590	600
Federal income tax expense (benefit)	(60)	194	125	119

Net income	$152	$624	$465	$481

Earnings per share
Basic	$0.05	$0.21	$0.16	$0.17

Diluted	$0.05	$0.21	$0.16	$0.17

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2012 and 2011

	Three Months Ended
Nine Month Period Ended December 31, 2011:	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$4,372	$4,212	$4,024
Total interest expense	1,090	1,027	862

Net interest income	3,282	3,185	3,162

Provision for loan losses	70	442	294
Noninterest income	441	534	515
Noninterest expense	3,002	2,952	2,791

Income before income taxes	651	325	592
Federal income taxes	136	16	82

Net income	$515	$309	$510

Earnings per share
Basic	$0.18	$0.10	$0.18

Diluted	$0.18	$0.10	$0.18

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2012.

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

/s/ Rod C. Steiger	/s/ Myron Swartzentruber
Rod C. Steiger	Myron Swartzentruber
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
March 25, 2013	March 25, 2013
109

ITEM 9B.           Other Information

Not Applicable

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 23, 2013, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about April 22, 2013.

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

(a)(3)	Exhibits
111

Exhibit Number	Description (and location)

3.1

Certificate of Incorporation (incorporated herein by reference to Exhibit D of the Plan of Conversion and Reorganization included as Exhibit 2 of the Form SB-2 Registration Statement filed with the SEC on September 18, 2001 (SEC file number 333-69600))

3.1.1

Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Form SB-2 Registration Statement, Amendment Number 6, filed with the SEC on November 8, 2002 (SEC file number 333-69600))

3.2

By-Laws (incorporated herein by reference to Exhibit E of the Plan of Conversion and Reorganization included as Exhibit 2 of the Form SB-2 Registration Statement filed with the SEC on September 18, 2001 (SEC file number 333-69600))

4.0	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4 of the Form SB-2 Registration Statement filed with the SEC on September 18, 2001 (SEC file number 333-69600))
10.2 *

Amended and Restated Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 30, 2006 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K Current Report filed with the SEC on December 6, 2006 (SEC file number 0-23433))

10.2.1 *

Addendum dated November 20, 2012 to the Amended and Restated Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III (incorporated herein by reference to Exhibit 10.2.1 of the Form 8-K Current Report filed with the SEC on November 21, 2012 (SEC file number 0-23433))

10.3 *

Employment Agreement between Wayne Savings Community Bank and Rod C. Steiger dated January 15, 2011 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K Current Report filed with the SEC on January 18, 2011 (SEC file number 0-23433))

10.3.1 *

Addendum dated November 20, 2012 to the Employment Agreement between Wayne Savings Community Bank and Rod C. Steiger (incorporated herein by reference to Exhibit 10.3.1 of the Form 8-K Current Report filed with the SEC on November 21, 2012 (SEC file number 0-23433))

10.4 *

Amended and Restated Employment Agreement between Wayne Savings Community Bank and Joel D. Beckler dated November 20, 2012 (incorporated herein by reference to Exhibit 10.6 of the Form 8-K Current Report filed with the SEC on November 21, 2012 (SEC file number 0-23433))

10.5 *

Amended and Restated 2003 Stock Option Plan (incorporated herein by reference to Appendix C of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed with the SEC on June 24, 2004 (SEC file number 0-23433))

10.6 *

Indemnification Agreement with directors and executive officers (filed herewith) (the form of Indemnification Agreement included herewith as Exhibit 10.6 has been entered into by the Registrant with directors, with Executive Vice President and Chief Operating Officer H. Stewart Fitz Gibbon III, and with Senior Vice President and Senior Loan Officer Joel D. Beckler)

Exhibit Number	Description (and location)

18.1	Preferability Letter from BKD, LLP (filed herewith)
21.0	Subsidiaries of Registrant (included in Item 1 – "Business" and incorporated herein by reference)
23.0	Consent of BKD, LLP (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer (filed herewith)
32.0	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)
101	Interactive financial data (XBRL) (furnished herewith)

*	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: March 25, 2013	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Rod C. Steiger	By:	/s/Myron Swartzentruber
	Rod C. Steiger, President and Chief		Myron Swartzentruber,
	Executive Officer and Director		Senior Vice President and
	(Principal Executive Officer)		Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	March 25, 2013	Date:	March 25, 2013

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Chair

Date:	March 25, 2013	Date:	March 25, 2013

By:	/s/Jonathan Ciccotelli	By:	/s/David L. Lehman
	Jonathan Ciccotelli, Director		David L Lehman, Director

Date:	March 25, 2013	Date:	March 25, 2013

By:	/s/Glenn W. Miller	By:	/s/Debra A. Marthey
	Glenn W. Miller, Director		Debra A. Marthey, Director

Date:	March 25, 2013	Date:	March 25, 2013

