Form 10-Q
period 2013-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2013-05-10
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Yes ☐          No ☒

As of April 30, 2013, the latest practicable date, 2,948,877 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Cash and due from banks	$6,095	$7,303
Interest-bearing deposits	3,867	4,752
Cash and cash equivalents	9,962	12,055

Available-for-sale securities	110,228	111,518
Held-to-maturity securities	5,333	3,748
Loans, net of allowance for loan losses of $2,977 and $3,328 at March 31, 2013 and December 31, 2012, respectively	246,910	247,849
Premises and equipment	7,014	7,088
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	193	318
Accrued interest receivable	1,420	1,228
Bank-owned life insurance	8,793	8,723
Goodwill	1,719	1,719
Other intangible assets	105	128
Prepaid federal deposit insurance premiums	520	596
Other assets	2,270	1,944
Prepaid federal income taxes	143	178
Total assets	$399,635	$402,117

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$77,412	$80,668
Savings and money market	117,457	112,229
Time	131,834	134,840
Total deposits	326,703	327,737
Other short-term borrowings	5,975	7,077
Federal Home Loan Bank advances	21,247	21,217
Interest payable and other liabilities	4,673	5,173
Deferred federal income taxes	1,196	1,128
Total liabilities	359,794	362,332
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,975	35,975
Retained earnings	17,942	17,567
Shares acquired by ESOP	(552)	(572)
Accumulated other comprehensive income	1,127	1,340
Treasury stock, at cost: Common: 1,029,854 and 1,017,385 shares at March 31, 2013 and December 31, 2012, respectively	(15,049)	(14,923)
Total stockholders’ equity	39,841	39,785
Total liabilities and stockholders’ equity	$399,635	$402,117

See accompanying notes to condensed consolidated financial statements.	2

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and Dividend Income
Loans	$2,888	$2,986
Securities	656	942
Dividends on Federal Home Loan Bank stock and other	55	59
Total interest and dividend income	3,599	3,987

Interest Expense
Deposits	435	610
Other short term borrowings	2	2
Federal Home Loan Bank advances	152	179
Total interest expense	589	791

Net Interest Income	3,010	3,196
Provision (Credit) for Loan Losses	(141)	787
Net Interest Income After Provision (Credit) for Loan Losses	3,151	2,409
Noninterest Income
Gain on loan sales	47	46
Trust Income	—	92
Earnings on bank-owned life insurance	73	73
Service fees, charges and other operating	270	257
Total noninterest income	390	468
Noninterest Expense
Salaries and employee benefits	1,504	1,637
Net occupancy and equipment expense	477	476
Federal deposit insurance premiums	75	79
Franchise taxes	100	101
Loss on sale of foreclosed assets held for sale	3	13
Amortization of intangible assets	23	23
Other	551	456
Total noninterest expense	2,733	2,785
Income Before Federal Income Taxes	808	92
Provision (Benefit) for Federal Income Taxes	230	(60)
Net Income	$578	$152
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(322)	(157)
Tax benefit	109	53
Other comprehensive loss	(213)	(104)
Total comprehensive income	$365	$48

Basic Earnings Per Share	$0.20	$0.05

Diluted Earnings Per Share	$0.20	$0.05

Dividends Per Share	$0.07	$0.06

See accompanying notes to condensed consolidated financial statements.	3

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$578	$152
Items not requiring (providing) cash
Depreciation and amortization	148	134
Provision (Credit) for loan losses	(141)	787
Amortization of premiums and discounts on securities	472	510
Amortization of mortgage servicing rights	6	17
Amortization of deferred loan origination fees	(25)	(21)
Amortization of intangible asset	23	23
Increase in value of bank-owned life insurance	(70)	(71)
Amortization expense of stock benefit plan	20	17
Loss on sale of foreclosed assets held for sale	3	13
Net gains on sale of loans	(47)	(46)
Proceeds from sale of loans in the secondary market	4,402	1,374
Origination of loans for sale in the secondary market	(4,355)	(1,328)
Deferred income taxes	176	104
Changes in
Accrued interest receivable	(192)	(233)
Prepaid federal deposit insurance premiums	76	73
Other assets	(297)	(531)
Interest payable and other liabilities	(86)	(502)
Net cash provided by operating activities	691	472
Investing Activities
Purchases of available-for-sale securities	(10,902)	(13,885)
Purchase of held-to-maturity securities	(1,610)	—
Proceeds from maturities and paydowns of available-for-sale securities	11,404	11,182
Proceeds from maturities and paydowns of held-to-maturity securities	20	13
Net change in loans	1,105	(125)
Purchase of bank-owned life insurance	—	(1,243)
Purchase of premises and equipment	(74)	(74)
Proceeds from the sale of foreclosed assets	122	1,165
Net cash provided by (used in) investing activities	$65	$(2,967)
See accompanying notes to condensed consolidated financial statements.	4

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Financing Activities
Net change in deposits	$(1,034)	$(1,964)
Net change in other short-term borrowings	(1,102)	1,619
Proceeds from Federal Home Loan Bank and Federal Reserve advances	1,030	10
Repayments of Federal Home Loan Bank and Federal Reserve advances	(1,000)	20
Advances by borrowers for taxes and insurance	(414)	(333)
Dividends on common stock	(203)	(176)
Treasury stock purchases	(126)	—
Net cash used in by financing activities	(2,849)	(824)
Decrease in Cash and Cash Equivalents	(2,093)	(3,319)
Cash and Cash equivalents, Beginning of period	12,055	19,816

Cash and Cash equivalents, End of period	$9,962	$16,497
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$586	$788
Supplemental Disclosure of Non-Cash Investing and Financing Activities

Recognition of mortgage servicing rights	$44	$13

Dividends payable	$206	$180

See accompanying notes to condensed consolidated financial statements.	5

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2012, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:          Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
March 31, 2013:
U.S. government agencies	$149	$1	$—	$150
Mortgage-backed securities of government sponsored entities	83,839	1,873	130	85,582
Private-label collateralized mortgage obligations	968	34		1,002
State and political subdivisions	22,096	1,419	21	23,494
Totals	$107,052	$3,327	$151	$110,228

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2012:
U.S. government agencies	$155	$1	$1	$155
Mortgage-backed securities of government sponsored entities	83,956	1,979	105	85,830
Private-label collateralized mortgage obligations	1,067	39	—	1,106
State and political subdivisions	22,842	1,587	2	24,427
Totals	$108,020	$3,606	$108	$111,518
7

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2013:
U.S. government agencies	$123	$1	$—	$124
Mortgage-backed securities of government sponsored entities	1,454	52	—	1,506
State and political subdivisions	3,756	—	75	3,681
Totals	$5,333	$53	$75	$5,311

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2012:
U.S. government agencies	$130	$1	$—	$131
Mortgage-backed securities of government sponsored entities	1,469	45	—	1,514
State and political subdivisions	2,149	—	54	2,095
Totals	$3,748	$46	$54	$3,740

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2013 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
One to five years	$2,784	$2,981	$—	$—
Five to ten years	4,432	4,675	2,034	2,021
After ten years	15,029	15,988	1,845	1,784
	22,245	23,644	3,879	3,805

Mortgage-backed securities of government sponsored entities	83,839	85,582	1,454	1,506
Private-label collateralized mortgage obligations	968	1,002	—	—

Totals	$107,052	$110,228	$5,333	$5,311

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $54.5 million and $60.4 million at March 31, 2013 and December 31, 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2013 and December 31, 2012, was $22.5 million and $19.0 million, which represented approximately 20% and 17%, respectively, of the Company’s aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These declines resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at March 31, 2013.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	March 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$18,136	$130	$—	$—	$18,136	$130
State and political subdivisions	4,400	96	—	—	4,400	96
Total temporarily impaired securities	$22,536	$226	$—	$—	$22,536	$226

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$66	$1	$66	$1
Mortgage-backed securities of government sponsored entities	13,636	83	2,107	22	15,743	105
State and political subdivisions	3,162	56	—	—	3,162	56
Total temporarily impaired securities	$16,798	$139	$2,173	$23	$18,971	$162

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

All Other Mortgage Loans

All other mortgage loans consist of residential construction loans, nonresidential real estate loans, land loans and multi-family real estate loans.

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

Nonresidential real estate loans are negotiated on a case by case basis. Loans secured by nonresidential real estate generally involve a greater degree of risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by nonresidential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012:

Three months ended March 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision (credit) charged to expense	(61)	(18)	(63)	1	(141)
Losses charged off	(34)	(176)	—	(2)	(212)
Recoveries	—	—	1	1	2
Ending balance	$1,027	$1,731	$213	$6	$2,977

Three months ended March 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$3,854
Provision charged to expense	185	598	5	(1)	787
Losses charged off	(65)	(5)	—	—	(70)
Recoveries	3	—	—	—	3
Ending balance	$1,251	$3,140	$174	$9	$4,574

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of March 31, 2013 and December 31, 2012:

March 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$232	$950	$87	$—	$1,269
Collectively evaluated for impairment	795	781	126	6	1,708
Total allowance for loan losses	$1,027	$1,731	$213	$6	$2,977

Loan Balances:
Ending balance:
Individually evaluated for impairment	$7,009	$5,230	$171	$—	$12,410
Collectively evaluated for impairment	154,697	73,796	10,536	1,409	240,438
Total balance	$161,706	$79,026	$10,707	$1,409	$252,848

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$248	$1,074	$100	$—	$1,422
Collectively evaluated for impairment	874	851	175	6	1,906
Total allowance for loan losses	$1,122	$1,925	$275	$6	$3,328

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,878	$5,837	$185	$—	$12,900
Collectively evaluated for impairment	154,032	71,884	14,060	1,517	241,493
Total balance	$160,910	$77,721	$14,245	$1,517	$254,393

Total loans in the above tables do not include deferred loan origination fees of $610,000 and $569,000 or loans in process of $2.4 million and $2.6 million, respectively, for March 31, 2013 and December 31, 2012.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012:

March 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$152,244	$71,363	$10,512	$1,407
Special Mention (Risk 5)	700	2,433	24	—
Substandard (Risk 6)	8,762	5,230	171	2
Total	$161,706	$79,026	$10,707	$1,409

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$151,749	$68,949	$14,034	$1,513
Special Mention (Risk 5)	708	2,934	26	—
Substandard (Risk 6)	8,453	5,838	185	4
Total	$160,910	$77,721	$14,245	$1,517

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

Risk 5 or “Special Mention,” also known as “watch,” has potential weakness that deserves Management’s close attention. This risk includes loans where the borrower has developed financial uncertainties or the borrower is resolving the financial uncertainties. Bank credits have been secured or negotiations will be ongoing to secure further collateral.

Risk 6 or “Substandard” loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that exhibit a weakening of the borrower’s credit strength with limited credit access and all non-performing loans.

Risk 7 or “Doubtful” loans are significantly under protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that are likely to experience a loss of some magnitude, but where the amount of the expected loss is not known with enough certainty to allow for an accurate calculation of a loss amount for charge- off. This category is considered to be temporary until a charge-off amount can be reasonably determined.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for March 31, 2013 and December 31, 2012:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$207	$234	$981	$1,422	$160,284	$161,706	$—
All other mortgage loans	—	—	1,129	1,129	77,897	79,026	—
Commercial business loans	—	—	—	—	10,707	10,707	—
Consumer loans	2	—	—	2	1,407	1,409	—
Total	$209	$234	$2,110	$2,553	$250,295	$252,848	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$1,049	$339	$1,190	$2,578	$158,332	$160,910	$—
All other mortgage loans	1,544	—	1,309	2,853	74,868	77,721	—
Commercial business loans	—	—	—	—	14,245	14,245	—
Consumer loans	1	2	2	5	1,512	1,517	—
Total	$2,594	$341	$2,501	$5,436	$248,957	$254,393	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Non-accrual loans were comprised of the following at:

Non-accrual loans	March 31, 2013	December 31, 2012
	(In thousands)
One-to-four family residential loans	$2,377	$2,097
Nonresidential real estate loans	2,903	3,123
All other mortgage loans	—	—
Commercial business loans	30	32
Consumer loans	2	4
Total	$5,312	$5,256

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at March 31, 2013 and December 31, 2012 in combination with activity for the three months ended March 31, 2013 and 2012 is presented below:

	As of March 31, 2013			Three months ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)

Loans without a specific valuation allowance
One-to-four family residential loans	$5,653	$5,653	$—	$5,620	$78
All other mortgage loans	2,375	2,375	—	2,578	29
Commercial business loans	84	87	—	85	1

Loans with a specific valuation allowance
One-to-four family residential loans	1,356	1,356	232	1,324	13
All other mortgage loans	2,855	3,627	950	2,956	9
Commercial business loans	87	87	87	94	1

Total:
One-to-four family residential loans	$7,009	$7,009	$232	$6,944	$91
All other mortgage loans	5,230	6,002	950	5,534	38
Commercial business loans	171	174	87	178	2
	$12,410	$13,185	$1,269	$12,655	$131

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2012			Three months ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,587	$5,587	$—	$3,232	$39
All other mortgage loans	2,781	2,781	—	1,923	27
Commercial business loans	85	85	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,291	1,291	248	821	25
All other mortgage loans	3,056	3,652	1,074	5,248	20
Commercial business loans	100	100	100	71	—

Total:
One-to-four family residential loans	$6,878	$6,878	$248	$4,053	$64
All other mortgage loans	5,837	6,433	1,074	7,171	47
Commercial business loans	185	185	100	71	—
	$12,900	$13,496	$1,422	$11,295	$111

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All the TDR classifications listed below occurred as concessions were granted to borrowers experiencing financial difficulties. In 2013, the concessions made to the borrowers included both a reduction in the stated interest rate below the market rate of similar debt and an extension of the maturity date. The TDR classifications which occurred in the March 31, 2012 period were both due to an effective interest rate below the market interest rate of similar debt. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three month periods ended March 31, 2013 and 2012. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date
Troubled Debt Restructurings	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
	(dollars in thousands)
March 31, 2013
One-to-four family residential loans	1	$113	$113
All other mortgage loans	1	576	576

March 31, 2012
One-to-four family residential loans	2	$538	$538
18

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 5:          Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(869)	(846)
Total	$1,824	$1,847

The Company recorded amortization relative to intangible assets totaling $23,000 for both of the three month periods ended March 31, 2013, and 2012 respectively. The Company anticipates $91,000 of amortization for 2013 and $37,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at November 30, 2012 indicated there was no impairment in the carrying value of these assets.

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

	Three months ended March 31,
	2013	2012
Weighted-average common shares outstanding (basic)	2,902,644	2,938,660
Dilutive effect of assumed exercise of stock options	—	—
Weighted-average common shares outstanding (diluted)	2,902,644	2,938,660

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

None of the outstanding options were included in the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012, as the average fair value of the shares was less than the option exercise prices.

Note 7:           Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. As of March 31, 2013, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in August of 2013 unless otherwise exercised or forfeited. The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10. FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. There were no options granted during the three months ended March 31, 2013 and 2012. There was no compensation expense recognized for the stock option plan during the three months ended March 31, 2013 and 2012, as all options were fully vested prior to these periods.

A summary of the status of the Company’s stock option plan as of and for the three months ended March 31, 2013, and for the year ended December 31, 2012 is presented below:

	Three months ended March 31, 2013		Year ended December 31, 2012
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	58,908	$13.95	63,408	$13.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	17,704	$13.95	4,500	$13.95
Outstanding at end of period	41,204	$13.95	58,908	$13.95
Options exercisable at period-end	41,204	$13.95	58,908	$13.95

The following information applies to options outstanding at March 31, 2013:

Number outstanding	41,204
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	.42 years

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of March 31, 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2013, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2013 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Tier I Capital to average assets	$35,223	8.8%	$15,969	4.0%	$19,961	5.0%
Tier I Capital to risk weighted assets	35,223	14.9%	9,473	4.0%	14,210	6.0%
Total Risk-based capital to risk-weighted assets	38,184	16.1%	18,947	8.0%	23,683	10.0%

As of December 31, 2012
Tier I Capital to average assets	$34,774	8.7%	$16,069	4.0%	$20,086	5.0%
Tier I Capital to risk weighted assets	34,774	14.7%	9,458	4.0%	14,187	6.0%
Total Risk-based capital to risk-weighted assets	37,734	16.0%	18,916	8.0%	23,644	10.0%

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 9:          Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	Net Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Net Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income
	(In thousands)
March 31, 2013	$3,175	$(246)	$(1,096)	$(706)	$1,127

December 31, 2012	$3,498	$(246)	$(1,096)	$(816)	$1,340

There were no amounts reclassified out of accumulated other comprehensive income during the three months ended March 31, 2013 or 2012.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
U.S. government agencies	$150	$—	$150	$—
Mortgage-backed securities of government sponsored entities	85,582	—	85,582	—
Private-label collateralized mortgage obligations	1,002	—	1,002	—
State and political subdivisions	23,494	—	23,494	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
U.S. government agencies	$155	$—	$155	$—
Mortgage-backed securities of government sponsored entities	85,830	—	85,830	—
Private-label collateralized mortgage obligations	1,106	—	1,106	—
State and political subdivisions	24,427	—	24,427	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Collateral-dependent impaired loans	$344	$—	$—	$344

December 31, 2012
Collateral-dependent impaired loans	$2,437	$—	$—	$2,437
Foreclosed assets	16	—	—	16

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

March 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$344	Market comparable properties	Selling Costs Sherriff's sale discount	10% 37%

December 31, 2012
Collateral-dependent impaired loans	$2,437	Market comparable properties	Selling Costs	10%
Foreclosed assets	16	Market comparable properties	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2013 as compared to December 31, 2012.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Financial assets
Cash and cash equivalents	$9,962	$9,962	$—	$—
Held-to-maturity securities	5,333	—	5,311	—
Loans, net of allowance for loan losses	246,910	—	—	259,591
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,420	—	1,420	—

Financial liabilities
Deposits	326,703	—	313,654	—
Other short-term borrowings	5,975	—	5,975	—
Federal Home Loan Bank advances	21,247	—	22,023	—
Advances from borrowers for taxes and insurance	655	—	655	—
Interest payable	54	—	54	—
26

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Financial assets
Cash and cash equivalents	$12,055	$12,055	$—	$—
Held-to-maturity securities	3,748	—	3,740
Loans, net of allowance for loan losses	247,849	—	—	259,986
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,228	—	1,228	—

Financial liabilities
Deposits	327,737	—	317,312	—
Other short-term borrowings	7,077	—	7,077	—
Federal Home Loan Bank advances	21,217	—	22,048	—
Advances from borrowers for taxes and insurance	1,069	—	1,069	—
Interest payable	51	—	51	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2013 and December 31, 2012.

Note 11:          Recent Accounting Developments

FASB ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2013-02, issued in February 2013 requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These amendments are effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date in Accounting Standards Update No. 2013-04, issued in February 2013 requires the Company to measure and report on obligations resulting from joint and several liability. This includes the amount the Company has agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the Company expects to pay on behalf of its co-obligors. The amendments in this update, should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

FASB ASU 2013-07, Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting, in Accounting Standards Update No. 2013-07, issued in April 2013 requires the Company to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. This standard requires the Company to present relevant information about its expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments in this update, are to be applied prospectively, and are effective for annual reporting periods, and interim reporting periods therein, beginning after December 15, 2013 for those entities that determine liquidation is imminent, and early adoption is permitted. This standard is not expected to have any impact on the Company’s consolidated financial statements.

Note 12:          Transfer and Assumption Agreement

On November 15, 2012, the Bank completed a Transfer and Assumption Agreement with Thomasville National Bank (“TNB”), the national bank subsidiary of Thomasville Bancshares, Inc. headquartered in Thomasville, Georgia. The agreement provided for the transfer of the Bank’s trust business to TNB.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon.

These continuing initiatives include the execution of a comprehensive marketing and sales program to increase top line revenue of the Company through both loan and fee income generating activities, recognizing that marketing expense is likely to increase ahead of revenue.

Another ongoing initiative is the review of branch facilities and staff to identify opportunities for reductions in staff and facilities costs to improve operational efficiency without impairing revenue generation ability and considering the potential effect on shareholder’ equity.

A further ongoing initiative is the evaluation of information technology solutions to improve internal operating efficiency and customer service.

The final initiative includes the continuing development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

Discussion of Financial Condition Changes from December 31, 2012 to March 31, 2013

At March 31, 2013, the Company had total assets of $399.6 million, a decrease of $2.5 million, or 0.6%, from total assets at December 31, 2012. Cash and cash equivalents decreased $2.1 million, due to funding a $1.0 million decline in total deposits, mainly in higher cost time deposits, and a $1.1 million decline in other short-term borrowings, while net loans decreased $939,000 which was partially used to fund growth of $295,000 in total securities compared to December 31, 2012.

Total securities increased $295,000 during the three months ended March 31, 2013. The increase was primarily due to purchases totaling $12.5 million, partially offset by principal repayments of $11.4 million, amortization of premiums of $472,000, and a $323,000 decline in unrealized gains on available-for-sale securities during the three months ended March 31, 2013.

Net loans receivable decreased by $939,000, at March 31, 2013 compared to December 31, 2012. The Bank originated $15.8 million of loans, received payments of $11.7 million, and originated and sold $4.4 million of 30-year fixed-rate mortgage loans into the secondary market, and recorded a credit for loan losses of $141,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity. Although the extensive supply of liquidity provided by the Federal Reserve Board has decreased the cost of borrowing, it has not stimulated a substantial amount of loan growth. Employment, manufacturing, and investment in new plant and consumer spending are not doing as well as the housing sector. According to FDIC call report data based on Call Reports filed for March 31, 2013, loan growth analysis for all bank charters with assets exceeding $300 million (a universe of just over 2,100 banks) shows a general contraction of average loan growth compared to loan balances outstanding at December 31, 2012. Similar to the banking industry, loan growth for the Company remains difficult to achieve because the economic environment continues to limit the demand for new loans by credit worthy borrowers.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As part of an overall strategy to manage liquidity and interest rate risk, management has executed a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long term fixed-rate residential mortgages. To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods, while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will decline.

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	March 31, 2013		December 31, 2012
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)

Mortgage loans:
One-to-four family residential(1)	$161,706	63.95%	$160,910	63.25%
Residential construction loans	2,654	1.05%	2,170	0.85%
Multi-family residential	9,798	3.88%	9,790	3.85%
Nonresidential real estate/land(2)	66,574	26.33%	65,761	25.85%
Total mortgage loans	240,732	95.21%	238,631	93.80%
Other loans:
Consumer loans(3)	1,409	0.56%	1,517	0.60%
Commercial business loans	10,707	4.23%	14,245	5.60%
Total other loans	12,116	4.79%	15,762	6.20%
Total loans before net items	252,848	100.00%	254,393	100.00%
Less:
Loans in process	2,351		2,647
Deferred loan origination fees	610		569
Allowance for loan losses	2,977		3,328
Total loans receivable, net	$246,910		$247,849

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.6 million at March 31, 2013 and $14.8 million at December 31, 2012. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.1 million for March 31, 2013 and $2.3 million for December 31, 2012.
(3)	Includes second mortgage loans of $667,000 for March 31, 2013 and $683,000 for December 31, 2012.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosed assets held for sale totaled $193,000 at March 31, 2013 compared to $318,000 at December 31, 2012. Activity during the current year period included the sale of two residential properties totaling $122,000, that were held as foreclosed assets at December 31, 2012, with no new foreclosed assets being added during the current year period. Total nonperforming and impaired assets totaled $14.4 million, or 3.59% of total assets, and $14.8 million, or 3.68% of total assets, at March 31, 2013 and December 31, 2012, respectively.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2012, and there were no interim impairment indicators that would require another evaluation at March 31, 2013.

Deposits totaled $326.7 million at March 31, 2013, a decrease of $1.0 million, compared to $327.7 million at December 31, 2012. Demand deposits decreased $3.3 million, or 4.0%, and time deposits decreased by $3.0 million, or 2.2%, of which declines were partially offset by a $5.2 million, or 4.7% increase in savings and money market accounts. Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks and not competing for certificates where a profitable customer relationship was not involved. Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in insured checking, savings and money market products offered by the Bank.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $1.1 million and totaled $6.0 million at March 31, 2013. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both March 31, 2013 and December 31, 2012.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $21.2 million at both March 31, 2013, and at December 31, 2012. The Company uses advances from the FHLB for both short-term cash management purposes and to extend liability duration for interest rate risk management purposes, as the cost of duration purchased from the FHLB is less expensive than obtaining a similar duration through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted average cost of FHLB advances was 2.86% at March 31, 2013 compared to 2.69% at December 31, 2012.

Stockholders’ equity increased by $56,000, during the three months ended March 31, 2013, primarily due to net income of $578,000, partially offset by dividends declared of $206,000, purchases of treasury stock totaling $126,000, and a $213,000 decline in accumulated other comprehensive income related solely to a decline in unrealized gains on available-for-sale securities.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General

Net income for the three months ended March 31, 2013 totaled $578,000, reflecting an increase of $426,000, from $152,000 for the three month period ended March 31, 2012. The increase in net income was primarily due to a $928,000 decrease in provision (credit) for loan losses, and a $52,000 decrease in noninterest expense, partially offset by a $186,000 decrease in net interest income, a $78,000 decrease in noninterest income, and a $290,000 increase in provision (benefit) for federal income taxes.

Average Balance Sheet

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$247,693	$2,888	4.66%	$231,663	$2,986	5.16%
Investment securities(2)	115,023	656	2.28%	136,932	942	2.75%
Interest-earning deposits(3)	12,740	55	1.73%	13,852	59	1.70%
Total interest-earning assets	375,456	3,599	3.83%	382,447	3,987	4.17%
Noninterest-earning assets	24,807			23,837
Total assets	$400,263			$406,284
Interest-bearing liabilities:
Deposits	$326,495	$435	0.53%	$329,567	$610	0.74%
Other short-term borrowings	6,615	2	0.12%	5,947	2	0.13%
Borrowings	21,239	152	2.86%	26,608	179	2.69%
Total interest-bearing liabilities	354,349	589	0.66%	362,122	791	0.87%
Noninterest bearing liabilities	5,942			4,173
Total liabilities	360,291			366,295
Stockholders’ equity	39,972			39,989
Total liabilities and stockholders’ equity	$400,263			$406,284
Net interest income		$3,010			$3,196
Interest rate spread(4)			3.17%			3.30%
Net yield on interest-earning assets(5)			3.21%			3.34%
Ratio of average interest- earning assets to average interest-bearing liabilities			105.96%			105.61%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $388,000 or 9.7%, to $3.6 million for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was due to 34 basis point decline in the weighted-average yield on interest-earning assets from 4.17% in the 2012 period to 3.83% for the 2013 period, as well as a $7.0 million decrease in the average balance of interest-earning assets from $382.4 million in the 2012 period to $375.4 million for the 2013 period. The yield decrease was primarily due to the cumulative effect of interest-earning assets repricing to lower current market rates compared to the 2012 period as a result of lower interest rate resets on adjustable rate loans, lower rates on new loan originations and reinvestment of securities cash flows at lower market yields.

Interest income on loans decreased $98,000, or 3.3%, for the three month period ended March 31, 2013, compared to the same period in 2012. This decrease was primarily due to a 50 basis point decrease in the weighted-average loan portfolio yield from 5.16% for the three months ended March 31, 2012 to 4.66% for the three months ended March 31, 2013, as a result of reduced origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decline in the weighted-average loan portfolio yield was partially offset by a $16.0 million, or 6.9%, increase in the average balance of loans outstanding from $231.7 million in the 2012 period to $247.7 million for the 2013 period. Interest income on securities decreased $286,000 during the three months ended March 31, 2013, compared to the same period in 2012. This decrease was due to a 47 basis point decrease in the weighted-average rate from 2.75% in the 2012 period to 2.28% for the 2013 period, and a $21.9 million, or 16.0%, decline in the average balance.

Dividends on Federal Home Loan Bank stock and other income decreased $4,000 for three months ended March 31, 2013 compared to March 31, 2012. The decrease was due to a $1.1 million decline in the average balance, partially offset by a 3 basis point increase in the weighted average rate from 1.70% at March 31, 2012, to 1.73% at March 31, 2013.

Interest Expense

Interest expense totaled $589,000 for the three month period ended March 31, 2013, which decreased $202,000, or 25.5%, from $791,000 for the three month period ended March 31, 2012. The decrease was due to a 21 basis point decrease in the weighted-average cost of funds from 0.87% in the 2012 period to 0.66% in the current year period as well as a $7.8 million, or 2.1%, decrease in the average balance of total interest-bearing liabilities from $362.1 million in the 2012 period to $354.3 in the 2013 period.

Interest expense on deposits for the three month period ended March 31, 2013 totaled $435,000, which decreased $175,000, or 28.7%, from $610,000 for the same period in the previous year. The decrease was due to a 21 basis point decrease in the weighted-average cost of deposits, from 0.74% in the 2013 period to 0.53% for the 2013 period, as well as a $3.1 million decrease in the average balance from $329.6 million in the 2012 period to $326.5 million in the 2013 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Interest expense on other short-term borrowings totaled $2,000 for both three month periods ended March 31, 2013, and 2012. The weighted-average cost decreased 1 basis point to 0.12%, which was fully offset by a $668,000 increase in the average balance.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $152,000 for the three month period ended March 31, 2013, which decreased $27,000 from $179,000 in the 2012 period. The decrease was primarily due to a $5.4 million, or 20.2%, decrease in the average balance outstanding, partially offset by a 17 basis point increase in the weighted-average cost from 2.69% in the 2012 period to 2.86% in the 2013 period. The increase in the weighted-average cost is due to the repayment of lower cost maturing advances without taking out new advances.

Net Interest Income

Net interest income totaled $3.0 million for the three month period ended March 31, 2013, a decrease of $186,000, or 5.8%, from the three month period ended March 31, 2012. The decline in net interest income was mainly due to a 13 basis point decrease in the net interest rate spread, from 3.30% at March 31, 2012 to 3.17% at March 31, 2013. The decrease in the net interest spread is a result of yields on earning-assets declining more than the rate paid on interest-bearing liabilities. During the three months ended March 31, 2013, the yield on earning assets declined 34 basis points, while the rate paid on interest-bearing liabilities declined 21 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period. The cost of funds, which also declined from the prior year period, was managed in a manner that would allow the Bank to maintain its deposit base, and compete with existing market interest rates on interest-earning assets.

Provision (Credit) for Loan Losses

Management recorded a reversal of $141,000 in the provision (credit) for loan losses for the three month period ended March 31, 2013, resulting in a decrease of $928,000 compared to the $787,000 provision for the three month period ended March 31, 2012. The current quarter credit balance provision is based on improved local economic factors including the bank’s delinquency ratios and the number of foreclosures within the bank’s market area which both moved favorably during the current quarter combined with a decline in loan balances, compared to the prior year quarter. The increased provision in the prior year quarter was a result of several relationships requiring additional reserves, which included a loan downgrade, a foreclosure proceeding, and one that was considered doubtful, as well as an increase in classified loan balances.

Noninterest Income

Noninterest income totaled $390,000, for the three months ended March 31, 2013, which decreased $78,000, or 16.7%, from $468,000 for the same period in 2012. The decrease was primarily due to a $92,000 decline in Trust income related to the trust transfer and assumption agreement. This decrease was partially offset by a $13,000 increase in service fees, charges and other operating income which includes $17,000 in facilities and equipment reimbursements from TNB, as a result of the trust transfer and assumption agreement.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expense totaled $2.7 million for the three months ended March 31, 2013, which decreased $52,000, or 1.9%, from $2.8 million for the three months ended March 31, 2012. The decrease was primarily due to a $133,000 decrease in salaries and employee benefits and a $10,000 decrease in loss on foreclosed assets held for sale, partially offset by a $95,000 increase in other operating expenses. The decrease in salaries and employee benefits was due to a non-recurring health savings account contribution made in the prior year quarter, lower compensation costs resulting from staff attrition since the prior year quarter and the completion of the trust transfer and assumption agreement which eliminated several positions and the related salary and benefit costs compared to the prior year quarter. The increase in other operating expenses was primarily due to increased marketing expenses incurred as part of the Company’s strategic initiative to increase top line revenues compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $230,000 for the three month period ended March 31, 2013, an increase of $290,000 compared to a $60,000 benefit for three month period ended March 31, 2012. The increase was primarily due to a $716,000 increase in pretax income compared to the prior year period, as well as the tax benefit recorded in the prior year period which was a result of the composition of non-taxable earnings.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended March 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
January 1 - 31, 2013	—	$—	42,767	107,439
February 1 - 28, 2013	—	$—	42,767	107,439
March 1 - 31, 2013	12,469	$10.12	55,236	94,970
Total	12,469	$10.12	55,236	94,970

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or five percent (5%) of the Company’s outstanding shares of common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Index Wayne Savings Bancshares, Inc. PART II

ITEM 6.	Exhibits

Exhibit
Number	Description

10.7*	Group Term Carve-Out Plan entered into by Wayne Savings Community Bank for Senior Vice Presidents and above in November 2002

10.8*	Summary of Cash Incentive Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	Interactive financial data (XBRL)

* management contract or compensatory plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

