Form 10-Q
period 2013-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2013-08-09
CIK 1036030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Yes ☐         No ☒

As of July 31, 2013, the latest practicable date, 2,905,999 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Cash and due from banks	$7,669	$7,303
Interest-bearing deposits	4,676	4,752
Cash and cash equivalents	12,345	12,055

Available-for-sale securities	110,631	111,518
Held-to-maturity securities	6,682	3,748
Loans, net of allowance for loan losses of $2,987 and $3,328 at June 30, 2013 and December 31, 2012, respectively	249,653	247,849
Premises and equipment	6,921	7,088
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	113	318
Accrued interest receivable	1,227	1,228
Bank-owned life insurance	8,863	8,723
Goodwill	1,719	1,719
Other intangible assets	83	128
Prepaid federal deposit insurance premiums	—	596
Other assets	2,409	1,944
Prepaid federal income taxes	118	178
Total assets	$405,789	$402,117

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$82,193	$80,668
Savings and money market	119,527	112,229
Time	130,380	134,840
Total deposits	332,100	327,737
Other short-term borrowings	8,373	7,077
Federal Home Loan Bank advances	21,277	21,217
Interest payable and other liabilities	4,891	5,173
Deferred federal income taxes	596	1,128
Total liabilities	367,237	362,332
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,975	35,975
Retained earnings	18,206	17,567
Shares acquired by ESOP	(532)	(572)
Accumulated other comprehensive income (loss)	(14)	1,340
Treasury stock, at cost: Common: 1,072,732 and 1,017,385 shares at June 30, 2013 and December 31, 2012, respectively	(15,481)	(14,923)
Total stockholders’ equity	38,552	39,785
Total liabilities and stockholders’ equity	$405,789	$402,117

See accompanying notes to condensed consolidated financial statements.	2

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three and six months ended June 30, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans	$2,846	$2,945	$5,734	$5,931
Securities	632	862	1,288	1,804
Dividends on Federal Home Loan Bank stock and other	56	57	111	116
Total interest and dividend income	3,534	3,864	7,133	7,851

Interest Expense
Deposits	431	544	866	1,154
Other short-term borrowings	3	3	5	5
Federal Home Loan Bank advances	153	171	305	350
Total interest expense	587	718	1,176	1,509

Net Interest Income	2,947	3,146	5,957	6,342
Provision (Credit) for Loan Losses	10	(394)	(131)	393
Net Interest Income After Provision (Credit) for Loan Losses	2,937	3,540	6,088	5,949
Noninterest Income
Gain on loan sales	26	49	73	95
Gain (Loss) on sale of foreclosed assets held for sale	20	—	17	(13)
Trust Income	—	73	—	165
Earnings on bank-owned life insurance	74	75	147	148
Service fees, charges and other operating	278	296	548	553
Total noninterest income	398	493	785	948
Noninterest Expense
Salaries and employee benefits	1,528	1,892	3,032	3,529
Net occupancy and equipment expense	477	477	954	953
Federal deposit insurance premiums	65	74	140	153
Franchise taxes	100	100	200	201
Provision for impairment on foreclosed assets held for sale	—	35	—	35
Amortization of intangible assets	22	22	45	45
Other	471	615	1,022	1,071
Total noninterest expense	2,663	3,215	5,393	5,987
Income Before Federal Income Taxes	672	818	1,480	910
Provision for Federal Income Taxes	181	194	411	134
Net Income	$491	$624	$1,069	$776
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(1,728)	153	(2,050)	(4)
Tax benefit (expense)	587	(53)	696	—
Other comprehensive income (loss)	(1,141)	100	(1,354)	(4)
Total comprehensive income (loss)	$(650)	$724	$(285)	$772
Basic Earnings Per Share	$0.17	$0.21	$0.37	$0.26
Diluted Earnings Per Share	$0.17	$0.21	$0.37	$0.26
Dividends Per Share	$0.08	$0.07	$0.15	$0.13

See accompanying notes to condensed consolidated financial statements.	3

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$1,069	$776
Items not requiring (providing) cash
Depreciation and amortization	296	270
Provision (credit) for loan losses	(131)	393
Amortization of premiums and discounts on securities	960	1,031
Amortization of mortgage servicing rights	17	24
Amortization of deferred loan origination fees	(52)	(42)
Amortization of intangible asset	45	45
Increase in value of bank-owned life insurance	(140)	(143)
Amortization expense of stock benefit plan	40	35
Provision for impairment on foreclosed assets held for sale	—	35
Loss (gain) on sale of foreclosed assets held for sale	(17)	13
Net gains on sale of loans	(73)	(95)
Proceeds from sale of loans in the secondary market	5,625	2,565
Origination of loans for sale in the secondary market	(5,552)	(2,470)
Deferred income taxes	166	394
Changes in
Accrued interest receivable	1	12
Prepaid federal deposit insurance premiums	529	141
Other assets	(416)	(846)
Interest payable and other liabilities	354	(141)
Net cash provided by operating activities	2,721	1,997
Investing Activities
Purchases of available-for-sale securities	(24,131)	(25,177)
Purchase of held-to-maturity securities	(2,988)	—
Proceeds from maturities and paydowns of available-for-sale securities	22,013	25,260
Proceeds from maturities and paydowns of held-to-maturity securities	47	41
Net change in loans	(1,671)	(3,734)
Purchase of bank-owned life insurance	—	(1,243)
Purchase of premises and equipment	(129)	(258)
Proceeds from the sale of foreclosed assets	272	1,165
Net cash used in investing activities	$(6,587)	$(3,946)
See accompanying notes to condensed consolidated financial statements.	4

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Financing Activities
Net change in deposits	$4,363	$(1,840)
Net change in other short-term borrowings	1,296	3,040
Proceeds from Federal Home Loan Bank and Federal Reserve advances	3,060	10
Repayments of Federal Home Loan Bank and Federal Reserve advances	(3,000)	(2,450)
Advances by borrowers for taxes and insurance	(575)	(750)
Dividends on common stock	(430)	(353)
Treasury stock purchases	(558)	—
Net cash provided by (used in) financing activities	4,156	(2,343)
Increase (decrease) in Cash and Cash Equivalents	290	(4,292)
Cash and Cash equivalents, Beginning of period	12,055	19,816

Cash and Cash equivalents, End of period	$12,345	$15,524
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,175	$1,519
Federal income taxes paid	$150	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$50	$—
Recognition of mortgage servicing rights	$56	$25
Dividends payable	$232	$210

See accompanying notes to condensed consolidated financial statements.	5

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2012, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
June 30, 2013:
U.S. government agencies	$146	$1	$—	$147
Mortgage-backed securities of government sponsored entities	86,054	1,340	626	86,768
Private-label collateralized mortgage obligations	880	43	—	923
State and political subdivisions	22,103	802	112	22,793
Totals	$109,183	$2,186	$738	$110,631

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2012:
U.S. government agencies	$155	$1	$1	$155
Mortgage-backed securities of government sponsored entities	83,956	1,979	105	85,830
Private-label collateralized mortgage obligations	1,067	39	—	1,106
State and political subdivisions	22,842	1,587	2	24,427
Totals	$108,020	$3,606	$108	$111,518

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2013:
U.S. government agencies	$121	$1	$—	$122
Mortgage-backed securities of government sponsored entities	1,429	12	2	1,439
State and political subdivisions	5,132	—	347	4,785
Totals	$6,682	$13	$349	$6,346

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2012:
U.S. government agencies	$130	$1	$—	$131
Mortgage-backed securities of government sponsored entities	1,469	45	—	1,514
State and political subdivisions	2,149	—	54	2,095
Totals	$3,748	$46	$54	$3,740

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2013 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
One to five years	$2,795	$2,947	$—	$—
Five to ten years	4,431	4,529	2,637	2,534
After ten years	15,023	15,464	2,616	2,373
	22,249	22,940	5,253	4,907

Mortgage-backed securities of government sponsored entities	86,054	86,768	1,429	1,439
Private-label collateralized mortgage obligations	880	923	—	—

Totals	$109,183	$110,631	$6,682	$6,346

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $57.1 million and $60.4 million at June 30, 2013 and December 31, 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2013 and December 31, 2012, was $50.6 million and $19.0 million, which represented approximately 44% and 17%, respectively, of the Company’s aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at June 30, 2013.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$40,633	$624	$1,400	$4	$42,033	$628
State and political subdivisions	8,568	459	—	—	8,568	459
Total temporarily impaired securities	$49,201	$1,083	$1,400	$4	$50,601	$1,087

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$66	$1	$66	$1
Mortgage-backed securities of government sponsored entities	13,636	83	2,107	22	15,743	105
State and political subdivisions	3,162	56	—	—	3,162	56
Total temporarily impaired securities	$16,798	$139	$2,173	$23	$18,971	$162

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

Three months ended June 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,027	$1,731	$213	$6	$2,977
Provision charged to expense	216	(174)	(29)	(3)	10
Losses charged off	(4)	—	—	—	(4)
Recoveries	—	—	1	3	4
Ending balance	$1,239	$1,557	$185	$6	$2,987

Three months ended June 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,251	$3,140	$174	$9	$4,574
Provision (credit) charged to expense	(182)	(181)	(31)	—	(394)
Losses charged off	(23)	(597)	—	(4)	(624)
Recoveries	36	—	—	—	36
Ending balance	$1,082	$2,362	$143	$5	$3,592

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision (credit) charged to expense	155	(192)	(92)	(2)	(131)
Losses charged off	(38)	(176)	—	(2)	(216)
Recoveries	—	—	2	4	6
Ending balance	$1,239	$1,557	$185	$6	$2,987

Six months ended June 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$3,854
Provision charged to expense	3	417	(26)	(1)	393
Losses charged off	(88)	(602)	—	(4)	(694)
Recoveries	39	—	—	—	39
Ending balance	$1,082	$2,362	$143	$5	$3,592

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of June 30, 2013 and December 31, 2012:

June 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$339	$922	$76	$—	$1,337
Collectively evaluated for impairment	900	635	109	6	1,650
Total allowance for loan losses	$1,239	$1,557	$185	$6	$2,987

Loan Balances:
Ending balance:
Individually evaluated for impairment	$7,071	$4,832	$158	$—	$12,061
Collectively evaluated for impairment	156,699	74,177	11,173	1,349	243,398
Total balance	$163,770	$79,009	$11,331	$1,349	$255,459

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$248	$1,074	$100	$—	$1,422
Collectively evaluated for impairment	874	851	175	6	1,906
Total allowance for loan losses	$1,122	$1,925	$275	$6	$3,328

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,878	$5,837	$185	$—	$12,900
Collectively evaluated for impairment	154,032	71,884	14,060	1,517	241,493
Total balance	$160,910	$77,721	$14,245	$1,517	$254,393

Total loans in the above tables do not include deferred loan origination fees of $635 and $569 or loans in process of $2.2 million and $2.6 million, respectively, for June 30, 2013 and December 31, 2012.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012:

June 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$155,030	$72,253	$11,151	$1,347
Special Mention (Risk 5)	121	1,924	22	—
Substandard (Risk 6)	8,619	4,832	158	2
Total	$163,770	$79,009	$11,331	$1,349

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$151,749	$68,949	$14,034	$1,513
Special Mention (Risk 5)	708	2,934	26	—
Substandard (Risk 6)	8,453	5,838	185	4
Total	$160,910	$77,721	$14,245	$1,517
15

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

Risk 7 or “Doubtful” loans are significantly under protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that are likely to experience a loss of some magnitude, but where the amount of the expected loss is not known with enough certainty to allow for an accurate calculation of a loss amount for charge-off. This category is considered to be temporary until a charge-off amount can be reasonably determined.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2013 and December 31, 2012:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$316	$108	$905	$1,329	$162,441	$163,770	$—
All other mortgage loans	807	—	819	1,626	77,383	79,009	—
Commercial business loans	—	—	—	—	11,331	11,331	—
Consumer loans	2	1	—	3	1,346	1,349	—
Total	$1,125	$109	$1,724	$2,958	$252,501	$255,459	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$1,049	$339	$1,190	$2,578	$158,332	$160,910	$—
All other mortgage loans	1,544	—	1,309	2,853	74,868	77,721	—
Commercial business loans	—	—	—	—	14,245	14,245	—
Consumer loans	1	2	2	5	1,512	1,517	—
Total	$2,594	$341	$2,501	$5,436	$248,957	$254,393	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	June 30, 2013	December 31, 2012
	(In thousands)
One-to-four family residential loans	$2,316	$2,097
Nonresidential real estate loans	1,910	3,123
All other mortgage loans	—	—
Commercial business loans	—	32
Consumer loans	2	4
Total	$4,228	$5,256

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at June 30, 2013 and December 31, 2012 in combination with activity for the three and six months ended June 30, 2013 and 2012 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of June 30, 2013			Three months ended June 30, 2013		Six months ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,967	$5,967	$—	$5,810	$60	$5,736	$138
All other mortgage loans	2,326	2,326	—	2,351	20	2,494	49
Commercial business loans	82	82	—	83	—	84	1

Loans with a specific valuation allowance
One-to-four family residential loans	1,104	1,104	339	1,230	2	1,250	15
All other mortgage loans	2,506	3,102	922	2,681	27	2,806	36
Commercial business loans	76	76	76	82	1	88	2

Total:
One-to-four family residential loans	$7,071	$7,071	$339	$7,040	$62	$6,986	$153
All other mortgage loans	4,832	5,428	922	5,031	47	5,300	85
Commercial business loans	158	158	76	165	1	171	3
	$12,061	$12,657	$1,337	$12,236	$110	$12,457	$241

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2012			Three months ended June 30, 2012		Six months ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,587	$5,587	$—	$3,148	$30	$3,118	$69
All other mortgage loans	2,781	2,781	—	2,067	28	1,916	55
Commercial business loans	85	85	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,291	1,291	248	1,224	8	828	33
All other mortgage loans	3,056	3,652	1,074	4,973	19	4,909	39
Commercial business loans	100	100	100	49	—	70	—

Total:
One-to-four family residential loans	$6,878	$6,878	$248	$4,372	$38	$3,946	$102
All other mortgage loans	5,837	6,433	1,074	7,040	7	6,825	94
Commercial business loans	185	185	100	49	—	70	—
	$12,900	$13,496	$1,422	$11,461	$85	$10,841	$196

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All the TDR classifications listed below occurred as concessions were granted to borrowers experiencing financial difficulties. In the June 30, 2013 quarter, and year-to-date periods, the concessions made to the borrowers included an effective interest rate below the market interest rate of similar debt, and an extension of the maturity date. The TDR classifications which occurred in the June 30, 2012 year-to-date period were both due to an effective interest rate below the market interest rate of similar debt. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three or six month periods ended June 30, 2013 and 2012. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
	(dollars in thousands)
June 30, 2013
One-to-four family residential loans	1	$303	$303	2	$416	$416
All other mortgage loans	—	—	—	1	576	576

June 30, 2012
One-to-four family residential loans	—	$—	$—	2	$538	$538

Note 5:	Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(891)	(846)
Total	$1,802	$1,847

The Company recorded amortization relative to intangible assets totaling $22,000 and $45,000 for both of the three and six month periods ended June 30, 2013, and 2012 respectively. The Company anticipates $90,000 of amortization for 2013 and $38,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at November 30, 2012 indicated there was no impairment in the carrying value of these assets.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding (basic)	2,872,079	2,938,660	2,887,277	2,938,660
Dilutive effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding (diluted)	2,872,079	2,938,660	2,887,277	2,938,660

None of the outstanding options were included in the diluted earnings per share calculation for the three and six months ended June 30, 2013 and 2012, as the average fair value of the shares was less than the option exercise prices.

Note 7:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. As of June 30, 2013, all options under the 2004 Plan have been granted and (excluding forfeited options), are subject to exercise at the discretion of the grantees, and will expire in August of 2013 unless otherwise exercised or forfeited. The Company accounts for the stock option plan in accordance with the provisions of FASB ASC 718-10. FASB ASC 718-10 requires the recognition of compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost is then recognized over the vesting period. There were no options granted during the three and six months ended June 30, 2013 and 2012. There was no compensation expense recognized for the stock option plan during the three and six months ended June 30, 2013 and 2012, as all options were fully vested prior to these periods.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the six months ended June 30, 2013, and for the year ended December 31, 2012 is presented below:

	Six months ended June 30, 2013		Year ended December 31, 2012
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	58,908	$13.95	63,408	$13.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	17,704	$13.95	4,500	$13.95
Outstanding at end of period	41,204	$13.95	58,908	$13.95
Options exercisable at period-end	41,204	$13.95	58,908	$13.95

The following information applies to options outstanding at June 30, 2013:

Number outstanding	41,204
Exercise price on all remaining options outstanding	$13.95
Weighted-average remaining contractual life	.17 years
23

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
Note 8:	Regulatory Matters

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

The Bank must give notice to the Federal Reserve Bank of Cleveland prior to declaring a dividend to the Company and is subject to existing regulatory guidance where, in general, a dividend is permissible without regulatory approval if the institution is considered to be “well capitalized” and the dividend does not exceed current year-to-date net income plus the change in retained earnings for the previous two calendar years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of June 30, 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2013, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2013 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Tier I Capital to average assets	$35,513	8.8%	$16,201	4.0%	$20,251	5.0%
Tier I Capital to risk- weighted assets	35,513	14.9%	9,516	4.0%	14,275	6.0%
Total Risk-based capital to risk-weighted assets	38,487	16.2%	19,033	8.0%	23,791	10.0%

As of December 31, 2012
Tier I Capital to average assets	$34,774	8.7%	$16,069	4.0%	$20,086	5.0%
Tier I Capital to risk- weighted assets	34,774	14.7%	9,458	4.0%	14,187	6.0%
Total Risk-based capital to risk-weighted assets	37,734	16.0%	18,916	8.0%	23,644	10.0%

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
Note 9:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
June 30, 2013	$1,448	$(246)	$(1,096)	$(120)	$(14)

December 31, 2012	$3,498	$(246)	$(1,096)	$(816)	$1,340

There were no amounts reclassified out of accumulated other comprehensive (loss) income during the three and six months ended June 30, 2013 or 2012.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
U.S. government agencies	$147	$—	$147	$—
Mortgage-backed securities of government sponsored entities	86,768	—	86,768	—
Private-label collateralized mortgage obligations	923	—	923	—
State and political subdivisions	22,793	—	22,793	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
U.S. government agencies	$155	$—	$155	$—
Mortgage-backed securities of government sponsored entities	85,830	—	85,830	—
Private-label collateralized mortgage obligations	1,106	—	1,106	—
State and political subdivisions	24,427	—	24,427	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012. There were no assets measured at fair value on a nonrecurring basis at June 30, 2013.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
Collateral-dependent impaired loans	$—	$—	$—	$—
Foreclosed assets	—	—	—	—

December 31, 2012
Collateral-dependent impaired loans	$2,437	$—	$—	$2,437
Foreclosed assets	16	—	—	16

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2013	$—	Not applicable	Not applicable	Not applicable

December 31, 2012
Collateral-dependent impaired loans	$2,437	Market comparable properties	Selling Costs	10%
Foreclosed assets	16	Market comparable properties	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2013 as compared to December 31, 2012.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
Financial assets
Cash and cash equivalents	$12,345	$12,345	$—	$—
Held-to-maturity securities	6,682	—	6,346	—
Loans, net of allowance for loan losses	249,653	—	—	256,798
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,227	—	1,227	—

Financial liabilities
Deposits	332,100	—	307,206	—
Other short-term borrowings	8,373	—	8,373	—
Federal Home Loan Bank advances	21,277	—	21,930	—
Advances from borrowers for taxes and insurance	494	—	494	—
Interest payable	52	—	52	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
December 31, 2012
Financial assets
Cash and cash equivalents	$12,055	$12,055	$—	$—
Held-to-maturity securities	3,748	—	3,740	—
Loans, net of allowance for loan losses	247,849	—	—	259,986
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,228	—	1,228	—

Financial liabilities
Deposits	327,737	—	317,312	—
Other short-term borrowings	7,077	—	7,077	—
Federal Home Loan Bank advances	21,217	—	22,048	—
Advances from borrowers for taxes and insurance	1,069	—	1,069	—
Interest payable	51	—	51	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2013 and December 31, 2012.

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

FASB ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, in Accounting Standards Update No. 2013-11, issued in July 2013, provides guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of any tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update, are to be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This standard is not expected to have any impact on the Company’s consolidated financial statements.

Note 12:	Transfer and Assumption Agreement

On November 15, 2012, the Bank completed a Transfer and Assumption Agreement with Thomasville National Bank (“TNB”), the national bank subsidiary of Thomasville Bancshares, Inc. headquartered in Thomasville, Georgia. The agreement provided for the transfer of the Bank’s trust business to TNB.

Under terms of the agreement, TNB maintains a trust office at a Wayne Savings office in Wooster, Ohio. The Bank and TNB entered into an office support and referral agreement under which the Bank will be compensated for, among other services, the use of facilities and equipment required for the operation of the TNB trust office. The costs of exiting the trust business included a one-time expense of approximately $354,000 that was mainly recognized during the quarter ended June 30, 2012. Closing of the transaction occurred during the fourth quarter of 2012 and the Bank surrendered its trust license to the Ohio Division of Financial Institutions (“ODFI”) in January 2013 after the ODFI confirmed that the Bank had met the conditions for ceasing to conduct trust business. The Bank received no consideration and there was no gain or loss on the transfer other than the one-time expense noted above.

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

A further ongoing initiative is the evaluation of information technology solutions to improve internal operating efficiency and customer service while remaining attentive to the potential effect on short and long- term operating results.

The final initiative includes the continuing development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions. During the second quarter of 2013, the Board of Directors formed a Risk Management Committee to oversee management’s ERM program.

Critical Accounting Policies

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

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of Financial Condition Changes from December 31, 2012 to June 30, 2013

At June 30, 2013, the Company had total assets of $405.8 million, an increase of $3.7 million, or 0.9%, from total assets at December 31, 2012. Total deposits increased $4.4 million, primarily in savings and money market balances, while other short-term borrowings increased $1.3 million. These increases were used to fund a $2.0 million increase in total securities and a $1.8 million increase in net loans compared to December 31, 2012.

Total securities increased $2.0 million during the six months ended June 30, 2013. The increase was primarily due to purchases totaling $27.1 million, partially offset by principal repayments of $22.1 million, amortization of premiums of $960,000, and a $2.1 million decrease in unrealized gains on available-for-sale securities during the six months ended June 30, 2013.

Net loans receivable increased by $1.8 million at June 30, 2013 compared to December 31, 2012. The Bank originated $30.5 million of loans, received payments of $22.8 million, and originated and sold $5.6 million of 30-year fixed-rate mortgage loans into the secondary market, and recorded a credit for loan losses of $131,000. The low interest rate environment has induced a number of residential and commercial borrowers to refinance existing loans, which increases loan repayment activity and reduces the yield on the portfolio. Although the extensive supply of liquidity provided by the Federal Reserve Board has decreased the cost of borrowing, it has not stimulated a substantial amount of commercial or residential loan growth. Employment, manufacturing, and investment in new plant and consumer spending are not doing as well as the housing sector.

Management continues to focus on key areas of risk when reviewing potential loan originations and securities purchases, including interest rate and credit risk. Interest rate risk arises mainly from longer term fixed rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. To the extent that loan demand is insufficient in the current period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods, while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk-weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will decline.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	June 30, 2013		December 31, 2012
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$163,770	64.11%	$160,910	63.25%
Residential construction loans	3,120	1.22%	2,170	0.85%
Multi-family residential	9,678	3.79%	9,790	3.85%
Non-residential real estate/land(2)	66,211	25.92%	65,761	25.85%
Total mortgage loans	242,779	95.04%	238,631	93.80%
Other loans:
Consumer loans(3)	1,349	0.53%	1,517	0.60%
Commercial business loans	11,331	4.43%	14,245	5.60%
Total other loans	12,680	4.96%	15,762	6.20%
Total loans before net items	255,459	100.00%	254,393	100.00%
Less:
Loans in process	2,184		2,647
Deferred loan origination fees	635		569
Allowance for loan losses	2,987		3,328
Total loans receivable, net	$249,653		$247,849

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.2 million at June 30, 2013 and $14.8 million at December 31, 2012. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $3.0 million at June 30, 2013 and $2.3 million for December 31, 2012.
(3)	Includes second mortgage loans of $583 at June 30, 2013 and $683 at December 31, 2012.
35

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosed assets held for sale totaled $113,000 at June 30, 2013 compared to $318,000 at December 31, 2012. Activity during the current year period included the sale of three residential properties totaling $272,000, that were held as foreclosed assets at December 31, 2012, resulting in a gain of $17,000, and one new foreclosed property was added during the current year period. Total nonperforming and impaired assets totaled $13.7 million, or 3.38% of total assets, and $14.8 million, or 3.68% of total assets, at June 30, 2013 and December 31, 2012, respectively.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2012, and there were no interim impairment indicators that would require another evaluation at June 30, 2013.

Prepaid federal deposit insurance premiums (FDIC) decreased $596,000 at June 30, 2013 compared to December 31, 2012. The decrease was substantially related to the refund of the prepaid assessment on deposit with the FDIC that was imposed on all insured institutions in December of 2009.

Deposits totaled $332.1 million at June 30, 2013, an increase of $4.4 million, compared to $327.7 million at December 31, 2012. Demand deposits increased $1.5 million, or 1.9%, and savings and money market accounts increased $7.3 million, or 6.5%, which were partially offset by a $4.5 million, or 3.3% decrease in time deposits. Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks and not competing for certificates where a profitable customer relationship was not involved. Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in insured checking, savings and money market products offered by the Bank.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, increased by $1.3 million and totaled $8.4 million at June 30, 2013. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both June 30, 2013 and December 31, 2012.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $21.3 million at June 30, 2013, and $21.2 million at December 31, 2012. The Company uses advances from the FHLB for both short-term cash management purposes and to extend liability duration for interest rate risk management purposes, as the cost of duration purchased from the FHLB is less expensive than obtaining a similar duration through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted average cost of FHLB advances was 2.87% at June 30, 2013 compared to 2.69% at December 31, 2012.

Stockholders’ equity decreased by $1.2 million during the six months ended June 30, 2013, primarily due to dividends declared of $430,000, purchases of treasury stock totaling $558,000, related to the Company’s share buy-back program announced during 2012, and a $1.4 million decrease in accumulated other

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

comprehensive income (loss) related solely to a decrease in unrealized gains on available-for-sale securities, partially offset by net income of $1.1 million during the current year period.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General

Net income for the three months ended June 30, 2013 totaled $491,000, reflecting a decrease of $133,000, from $624,000 for the three month period ended June 30, 2012. The decrease in net income was due to a $199,000 decrease in net interest income, a $404,000 increase in provision (credit) for loan losses, and a $95,000 decrease in noninterest income, partially offset by a $552,000 decrease in noninterest expense, and a $13,000 decrease in provision for federal income taxes.

Average Balance Sheet

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$244,961	$2,846	4.65%	$233,482	$2,945	5.05%
Investment securities(2)	117,633	632	2.15%	132,458	862	2.60%
Interest-earning deposits(3)	14,442	56	1.55%	16,053	57	1.42%
Total interest-earning assets	377,036	3,534	3.75%	381,993	3,864	4.05%
Noninterest-earning assets	24,524			23,626
Total assets	$401,560			$405,619
Interest-bearing liabilities:
Deposits	$328,183	$431	0.53%	$329,182	$544	0.66%
Other short-term borrowings	6,355	3	0.19%	7,222	3	0.17%
Borrowings	21,322	153	2.87%	24,935	171	2.74%
Total interest-bearing liabilities	355,860	587	0.66%	361,339	718	0.79%
Noninterest bearing liabilities	5,903			4,251
Total liabilities	361,763			365,590
Stockholders’ equity	39,797			40,029
Total liabilities and stockholders’ equity	$401,560			$405,619
Net interest income		$2,947			$3,146
Interest rate spread(4)			3.09%			3.26%
Net yield on interest-earning assets(5)			3.13%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.95%			105.72%
(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
37

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $330,000 or 8.5%, to $3.5 million for the three months ended June 30, 2013, compared to the same period in 2012. The decrease was due to 30 basis point decrease in the weighted-average yield on interest-earning assets from 4.05% in the 2012 period to 3.75% for the 2013 period, as well as a $5.0 million decrease in the average balance of interest-earning assets from $382.0 million in the 2012 period to $377.0 million for the 2013 period. The yield decrease was primarily due to a continuation of the overall low market interest rate environment, partially offset by a shift in the Company’s mix of earning assets from lower yielding securities into higher yielding loans. The low market rate environment has resulted in existing interest-earning assets repricing to lower current market rates compared to the 2012 period as a result of lower interest rate resets on adjustable rate loans, lower rates on new loan originations, increased prepayments on loans and securities, amortization of purchase premiums on securities and reinvestment of securities cash flows at lower market yields.

Interest income on loans decreased $99,000, or 3.4%, for the three month period ended June 30, 2013, compared to the same period in 2012. This decrease was primarily due to a 40 basis point decrease in the weighted-average loan portfolio yield from 5.05% for the three months ended June 30, 2012 to 4.65% for the three months ended June 30, 2013, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average loan portfolio yield was partially offset by an $11.5 million, or 4.9%, increase in the average balance of loans outstanding from $233.5 million in the 2012 period to $245.0 million for the 2013 period. Interest income on securities decreased $230,000 during the three months ended June 30, 2013, compared to the same period in 2012. This decrease was due to a 45 basis point decrease in the weighted-average rate from 2.60% in the 2012 period to 2.15% for the 2013 period, and a $14.9 million, or 11.2%, decrease in the average balance.

Dividends on Federal Home Loan Bank stock and other income decreased $1,000 for three months ended June 30, 2013 compared to June 30, 2012. The decrease was due to a $1.6 million decrease in the average balance, partially offset by a 13 basis point increase in the weighted average rate from 1.42% at June 30, 2012, to 1.55% at June 30, 2013.

Interest Expense

Interest expense totaled $587,000 for the three month period ended June 30, 2013, a decrease of $131,000, or 18.3%, from $718,000 for the three month period ended June 30, 2012. The decrease was due to a 13 basis point decrease in the weighted-average cost of funds from 0.79% in the 2012 period to 0.66% in the current year period as well as a $5.4 million, or 1.2%, decrease in the average balance of total interest-bearing liabilities from $361.3 million in the 2012 period to $355.9 in the 2013 period.

Interest expense on deposits for the three month period ended June 30, 2013 totaled $431,000, a decrease of $113,000, or 20.8%, from $544,000 for the same period in the previous year. The decrease was due to a 13 basis point decrease in the weighted-average cost of deposits, from 0.66% in the 2012 period to 0.53% for the 2013 period, as well as a $1.0 million decrease in the average balance from $329.2 million in the 2012 period to $328.2 million in the 2013 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on other short-term borrowings totaled $3,000 for both three month periods ended June 30, 2013, and 2012. The weighted-average cost increased 2 basis points to 0.19%, which was fully offset by an $867,000 decrease in the average balance.

Interest expense on Federal Home Loan Bank advances totaled $153,000 for the three month period ended June 30, 2013, which decreased $18,000 from $171,000 in the 2012 period. The decrease was primarily due to a $3.6 million, or 14.5%, decrease in the average balance outstanding, due to the repayment of maturing advances, partially offset by a 13 basis point increase in the weighted-average cost from 2.74% in the 2012 period to 2.87% in the 2013 period, as the maturing advances were at a lower cost than the remaining portfolio and are not being replaced with new advances at current low market levels.

Net Interest Income

Net interest income totaled $3.0 million for the three month period ended June 30, 2013, a decrease of $199,000, or 6.3%, from the three month period ended June 30, 2012. The decrease in net interest income was mainly due to a 17 basis point decrease in the net interest rate spread, from 3.26% at June 30, 2012 to 3.09% at June 30, 2013. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities. During the three months ended June 30, 2013, the yield on earning assets decreased 30 basis points, while the rate paid on interest-bearing liabilities decreased 13 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by a shift in the mix of earning assets from lower yielding securities into higher yielding loans. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision (Credit) for Loan Losses

Management recorded a $10,000 provision for loan losses for the three month period ended June 30, 2013, compared to ($394,000) credit recorded for the three month period ended June 30, 2012. The $394,000 reversal made in the 2012 quarter that was recorded as a result of several favorable allowance factor components that were repeated to a lesser extent in the 2013 quarter.

Noninterest Income

Noninterest income totaled $398,000, for the three months ended June 30, 2013, a decrease of $95,000, or 19.3%, from $493,000 for the same period in 2012. The decrease was primarily due to a $73,000 decrease in Trust income, a $23,000 decrease in gain on sale of loans, and an $18,000 decrease in service fees, charges and other operating income, partially offset by a $20,000 increase in gain (loss) on sale of foreclosed assets. The $73,000 decrease in Trust income was due to the completion of the transfer and assumption agreement between the Bank and Thomasville National Bank (TNB) during November of 2012 that transferred the Bank’s Trust Department assets, and related income, from the Bank to TNB. The

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

$23,000 decrease in gain on sale of loans was due to market price fluctuations which had a negative impact on the premium on loans sold compared to the prior year quarter. The $18,000 decrease in service fees, charges and other operating income includes a $26,000 decrease in fees earned on annuity sales, partially offset by $16,000 in facilities and equipment reimbursements from TNB, as a result of the trust transfer and assumption agreement mentioned above. The $20,000 increase in gain (loss) on sale of foreclosed assets was related to the sale of a residential real estate property previously held in foreclosed assets held for sale.

Noninterest Expense

Noninterest expense totaled $2.7 million for the three months ended June 30, 2013, a decrease of $552,000, or 17.2%, from $3.2 million for the three months ended June 30, 2012. The decrease was primarily due to a $364,000 decrease in salaries and employee benefits, a $35,000 decrease in provision for impairment on foreclosed assets held for sale, and a $144,000 decrease in other operating expenses. The decrease in salaries and employee benefits was mainly due to lower compensation costs resulting from the completion of the trust transfer and assumption agreement which eliminated several positions and the related salary and benefit costs compared to the prior year quarter, the absence of one-time severance expenses associated with the trust transfer and assumption agreement and staff attrition since the prior year quarter. The decrease in provision for impairment on foreclosed assets held for sale was due to a write-down of a foreclosed property held for sale in the prior year quarter that was not repeated in the current year quarter. The decrease in other operating expenses was primarily due a decrease in Trust and legal expenses as a result of the trust transfer and assumption agreement, including related one-time charges, along with decreased marketing and other legal expenses compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $181,000 for the three month period ended June 30, 2013, a decrease of $13,000 compared to $194,000 for three month period ended June 30, 2012. The decrease was primarily due to a $146,000 decrease in pretax income compared to the prior year period, as well as the tax benefit recorded in the prior year period which was a result of the composition of non-taxable earnings.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General

Net income for the six months ended June 30, 2013 totaled $1.1 million, an increase of $293,000 from $776,000 for the six month period ended June 30, 2012. The increase in net income was primarily due to a $524,000 decrease in provision (credit) for loan losses, and a $594,000 decrease in noninterest expense, partially offset by a $385,000 decrease in net interest income, a $163,000 decrease in noninterest income, and a $277,000 increase in provision for federal income taxes.

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

	For the six months ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$246,320	$5,734	4.66%	$232,578	$5,931	5.10%
Investment securities(2)	116,336	1,288	2.21%	134,683	1,804	2.68%
Interest-earning deposits(3)	13,597	111	1.63%	14,958	116	1.55%
Total interest-earning assets	376,253	7,133	3.79%	382,219	7,851	4.11%
Noninterest-earning assets	24,662			23,731
Total assets	$400,915			$405,950
Interest-bearing liabilities:
Deposits	$327,344	$866	0.53%	$329,373	$1,154	0.70%
Other short-term borrowings	6,484	5	0.15%	6,588	5	0.15%
Borrowings	21,280	305	2.87%	25,767	350	2.72%
Total interest-bearing liabilities	355,108	1,176	0.66%	361,728	1,509	0.83%
Noninterest-bearing liabilities	5,923			4,215
Total liabilities	361,031			365,943
Stockholders’ equity	39,884			40,007
Total liabilities and stockholders’ equity	$400,915			$405,950
Net interest income		$5,957			$6,342
Interest rate spread(4)			3.13%			3.28%
Net yield on interest-earning assets(5)			3.17%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.95%			105.66%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
41

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $718,000 or 9.2%, to $7.1 million for the six months ended June 30, 2013, compared to the same period in 2012. The decrease was due to 32 basis point decrease in the weighted-average yield on interest-earning assets from 4.11% in the 2012 period to 3.79% for the 2013 period, as well as a $5.9 million decrease in the average balance of interest-earning assets from $382.2 million in the 2012 period to $376.3 million for the 2013 period. The yield decrease was primarily due to a continuation of the overall low market interest rate environment, partially offset by a shift in the Company’s mix of earning assets from lower yielding securities into higher yielding loans. The low market rate environment has resulted in existing interest-earning assets repricing to lower current market rates compared to the 2012 period as a result of lower interest rate resets on adjustable rate loans, lower rates on new loan originations, increased prepayments on loans and securities, amortization of purchase premiums on securities and reinvestment of securities cash flows at lower market yields.

Interest income on loans decreased $197,000, or 3.3%, for the six month period ended June 30, 2013, compared to the same period in 2012. This decrease was primarily due to a 44 basis point decrease in the weighted-average loan portfolio yield from 5.10% for the six months ended June 30, 2012 to 4.66% for the six months ended June 30, 2013, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average loan portfolio yield was partially offset by a $13.7 million, or 5.9%, increase in the average balance of loans outstanding from $232.6 million in the 2012 period to $246.3 million for the 2013 period. Interest income on securities decreased $516,000 during the six months ended June 30, 2013, compared to the same period in 2012. This decrease was due to a 47 basis point decrease in the weighted-average rate from 2.68% in the 2012 period to 2.21% for the 2013 period, and an $18.3 million, or 13.6%, decrease in the average balance.

Dividends on Federal Home Loan Bank stock and other income decreased $5,000 for six months ended June 30, 2013 compared to June 30, 2012. The decrease was due to a $1.4 million decrease in the average balance, partially offset by an 8 basis point increase in the weighted average rate from 1.55% at June 30, 2012, to 1.63% at June 30, 2013.

Interest Expense

Interest expense totaled $1.2 million for the six month period ended June 30, 2013, a decrease of $333,000, or 22.1%, from $1.5 million for the six month period ended June 30, 2012. The decrease was due to a 17 basis point decrease in the weighted-average cost of funds from 0.83% in the 2012 period to 0.66% in the current year period as well as a $6.6 million, or 1.8%, decrease in the average balance of total interest-bearing liabilities from $361.7 million in the 2012 period to $355.1 in the 2013 period.

Interest expense on deposits for the six month period ended June 30, 2013 totaled $866,000, a decrease of $288,000, or 25.0%, from $1.2 million for the same period in the previous year. The decrease was due to a 17 basis point decrease in the weighted-average cost of deposits, from 0.70% in the 2012 period to 0.53% for the 2013 period, as well as a $2.1 million decrease in the average balance from $329.4 million in the 2012 period to $327.3 million in the 2013 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $305,000 for the six month period ended June 30, 2013, which decreased $45,000 from $350,000 in the 2012 period. The decrease was primarily due to a $4.5 million, or 17.4%, decrease in the average balance outstanding, partially offset by a 15 basis point increase in the weighted-average cost from 2.72% in the 2012 period to 2.87% in the 2013 period. The increase in the weighted-average cost is due to the repayment of lower cost maturing advances without taking out new advances.

Net Interest Income

Net interest income totaled $6.0 million for the six month period ended June 30, 2013, a decrease of $385,000, or 6.1%, from the six month period ended June 30, 2012. The decrease in net interest income was mainly due to a 15 basis point decrease in the net interest rate spread, from 3.28% at June 30, 2012 to 3.13% at June 30, 2013. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities. During the six months ended June 30, 2013, the yield on earning assets decreased 32 basis points, while the rate paid on interest-bearing liabilities decreased 17 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period. The cost of funds, which also decreased from the prior year period, was managed in a manner that would allow the Bank to maintain its deposit base, and compete with existing market interest rates on interest-earning assets.

Provision (Credit) for Loan Losses

Management recorded a ($131,000) credit for loan losses for the six months ended June 30, 2013, compared to a provision of $393,000 for the six months ended June 30, 2012. The current year credit balance provision was mainly due to the restructuring of commercial real estate loans allowing the release of required reserves as additional collateral was given to the Bank on several classified relationships during the first quarter of 2013 and continued favorable economic factors considered as part of management’s analysis, partially offset by the effect of growth in the loan portfolio. The increased provision in the 2012 period was mainly due to a charge-off of a commercial real estate loan where the Bank held a second mortgage position on the collateral, as well as an evaluation on two other relationships that generated a recognized impairment as a result of a change in borrower financial circumstances.

Noninterest Income

Noninterest income totaled $785,000, for the six months ended June 30, 2013, a decrease of $163,000, or 17.2%, from $948,000 for the same period in 2012. The decrease was primarily due to a $165,000 decrease in Trust income, and a $22,000 decrease in gain on sale of loans, partially offset by a $30,000 increase in gain on sale of foreclosed assets. The $165,000 decrease in Trust income was due to the completion of the transfer and assumption agreement as previously mentioned partially offset by $33,000 in facilities and equipment reimbursements from TNB in accordance with the agreement. The $22,000 decline in gain on sale of loans was due to market price fluctuations which had a negative impact on the premium on loans sold compared to the prior year period. The $30,000 increase in gain on sale of foreclosed assets was related to a $17,000 net gain on the sale of two residential properties in the current year period, compared to a $13,000 loss on the sale of a commercial real estate property in the prior year period.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expense totaled $5.4 million for the six months ended June 30, 2013, a decrease of $594,000, or 9.9%, from $6.0 million for the six months ended June 30, 2012. The decrease was primarily due to a $497,000 decrease in salaries and employee benefits, a $35,000 decrease in provision for impairment on foreclosed assets held for sale, and a $49,000 decrease in other operating expenses. The decrease in salaries and employee benefits was mainly due to lower compensation costs resulting from the completion of the trust transfer and assumption agreement which eliminated several positions and the related salary and benefit costs compared to the prior year period, the absence of one-time severance expenses associated with the trust transfer and assumption agreement and staff attrition since the prior year period, and a non-recurring health savings account contribution made in the prior year period that was not repeated in the current year period. The decrease in provision for impairment on foreclosed assets held for sale was due to a write-down of a foreclosed property held for sale in the prior year period. The decrease in other operating expenses was primarily due to declines in Trust service charges, legal, and audit accounting related expenses, partially offset by increases in marketing, stationary printing and supplies and organization dues compared to the prior year period.

Federal Income Taxes

Federal income tax expense totaled $411,000 for the six month period ended June 30, 2013, an increase of $277,000 compared to $134,000 for six month period ended June 30, 2012. The increase was primarily due to a $570,000 increase in pretax income compared to the prior year period, as well as the tax benefit recorded in the prior year period which was a result of the composition of non-taxable earnings.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
April 1 - 30, 2013	—	$—	55,236	94,970
May 1 - 31, 2013	30,287	$10.04	85,523	64,683
June 1 - 30, 2013	12,591	$10.16	98,114	52,092
Total	42,878	$10.07	98,114	52,092

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or five percent (5%) of the Company’s outstanding shares of common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Index Wayne Savings Bancshares, Inc. PART II

ITEM 6.	Exhibits

Exhibit
Number	Description

3.2	Amended and Restated By-Laws

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	Interactive financial data (XBRL)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

