Form 10-Q
period 2013-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2013-11-08
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐      No ☒

As of October 31, 2013, the latest practicable date, 2,885,999 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Cash and due from banks	$3,183	$7,303
Interest-bearing deposits	4,819	4,752
Cash and cash equivalents	8,002	12,055

Available-for-sale securities	100,884	111,518
Held-to-maturity securities	6,646	3,748
Loans, net of allowance for loan losses of $3,042 and $3,328 at September 30, 2013 and December 31, 2012, respectively	257,979	247,849
Premises and equipment	6,788	7,088
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	38	318
Accrued interest receivable	1,371	1,228
Bank-owned life insurance	8,934	8,723
Goodwill	1,719	1,719
Other intangible assets	60	128
Prepaid federal deposit insurance premiums	—	596
Other assets	2,113	1,944
Prepaid federal income taxes	131	178
Total assets	$399,690	$402,117

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$79,777	$80,668
Savings and money market	119,424	112,229
Time	127,414	134,840
Total deposits	326,615	327,737
Other short-term borrowings	6,516	7,077
Federal Home Loan Bank advances	22,957	21,217
Interest payable and other liabilities	4,639	5,173
Deferred federal income taxes	496	1,128
Total liabilities	361,223	362,332
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,976	35,975
Retained earnings	18,488	17,567
Shares acquired by ESOP	(511)	(572)
Accumulated other comprehensive income (loss)	(187)	1,340
Treasury stock, at cost: Common: 1,092,732 and 1,017,385 shares at September 30, 2013 and December 31, 2012, respectively	(15,697)	(14,923)
Total stockholders’ equity	38,467	39,785
Total liabilities and stockholders’ equity	$399,690	$402,117

See accompanying notes to condensed consolidated financial statements.	2

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans	$2,874	$2,964	$8,608	$8,895
Securities	633	788	1,921	2,592
Dividends on Federal Home Loan Bank stock and other	54	55	165	171
Total interest and dividend income	3,561	3,807	10,694	11,658

Interest Expense
Deposits	417	500	1,283	1,654
Other short term borrowings	3	3	8	8
Federal Home Loan Bank advances	155	165	460	515
Total interest expense	575	668	1,751	2,177

Net Interest Income	2,986	3,139	8,943	9,481
Provision (Credit) for Loan Losses	76	225	(55)	618
Net Interest Income After Provision (Credit) for Loan Losses	2,910	2,914	8,998	8,863
Noninterest Income
Gain on loan sales	7	108	80	203
Gain (Loss) on sale of foreclosed assets held for sale	(11)	—	6	(13)
Trust Income	—	62	—	227
Earnings on bank-owned life insurance	74	75	221	223
Service fees, charges and other operating	324	271	872	824
Total noninterest income	394	516	1,179	1,464
Noninterest Expense
Salaries and employee benefits	1,484	1,532	4,516	5,061
Net occupancy and equipment expense	508	468	1,462	1,421
Federal deposit insurance premiums	66	72	206	225
Franchise taxes	100	100	300	301
Provision for impairment on foreclosed assets held for sale	26	11	26	46
Amortization of intangible assets	23	23	68	68
Other	438	634	1,460	1,705
Total noninterest expense	2,645	2,840	8,038	8,827
Income Before Federal Income Taxes	659	590	2,139	1,500
Provision for Federal Income Taxes	151	125	562	259
Net Income	$508	$465	$1,577	$1,241
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(262)	170	(2,314)	166
Tax benefit (expense)	89	(58)	787	(58)
Other comprehensive income (loss)	(173)	112	(1,527)	108
Total comprehensive income	$335	$577	$50	$1,349
Basic Earnings Per Share	$0.18	$0.16	$0.55	$0.42
Diluted Earnings Per Share	$0.18	$0.16	$0.55	$0.42
Dividends Per Share	$0.08	$0.07	$0.23	$0.20

See accompanying notes to condensed consolidated financial statements.	3

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$1,577	$1,241
Items not requiring (providing) cash
Depreciation and amortization	442	411
Provision (credit) for loan losses	(55)	618
Amortization of premiums and discounts on securities	1,405	1,565
Amortization of mortgage servicing rights	37	38
Amortization of deferred loan origination fees	(77)	(92)
Amortization of intangible asset	68	68
Increase in value of bank-owned life insurance	(211)	(215)
Amortization expense of stock benefit plan	61	53
Provision for impairment on foreclosed assets held for sale	26	46
Loss (gain) on sale of foreclosed assets held for sale	(6)	13
Net gains on sale of loans	(80)	(203)
Proceeds from sale of loans in the secondary market	6,581	4,530
Origination of loans for sale in the secondary market	(6,501)	(4,327)
Deferred income taxes	155	291
Changes in
Accrued interest receivable	(143)	(223)
Prepaid federal deposit insurance premiums	529	207
Other assets	(153)	(466)
Interest payable and other liabilities	(65)	125
Net cash provided by operating activities	3,590	3,680
Investing Activities
Purchases of available-for-sale securities	(24,131)	(32,049)
Purchase of held-to-maturity securities	(2,988)	(867)
Proceeds from maturities and paydowns of available-for-sale securities	31,058	38,042
Proceeds from maturities and paydowns of held-to-maturity securities	78	58
Net change in loans	(10,048)	(8,217)
Purchase of bank-owned life insurance	—	(1,243)
Purchase of premises and equipment	(142)	(400)
Proceeds from the sale of foreclosed assets	311	1,165
Net cash used in investing activities	$(5,862)	$(3,511)
See accompanying notes to condensed consolidated financial statements.	4

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing Activities
Net change in deposits	$(1,122)	$(6,475)
Net change in other short-term borrowings	(561)	1,942
Proceeds from Federal Home Loan Bank advances	16,490	14,710
Repayments of Federal Home Loan Bank advances	(14,750)	(20,120)
Advances by borrowers for taxes and insurance	(408)	(305)
Dividends on common stock	(656)	(557)
Treasury stock purchases	(774)	(92)
Net cash used in financing activities	(1,781)	(10,897)
Decrease in Cash and Cash Equivalents	(4,053)	(10,728)
Cash and Cash equivalents, Beginning of period	12,055	19,816

Cash and Cash equivalents, End of period	$8,002	$9,088
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,749	$2,189

Federal income taxes paid	$325	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$50	$—

Recognition of mortgage servicing rights	$65	$—

Dividends payable	$231	$209

See accompanying notes to condensed consolidated financial statements.	5

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2012, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
September 30, 2013:
U.S. government agencies	$139	$1	$—	$140
Mortgage-backed securities of government sponsored entities	76,693	1,317	573	77,437
Private-label collateralized mortgage obligations	757	35		792
State and political subdivisions	22,110	587	182	22,515
Totals	$99,699	$1,940	$755	$100,884

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
December 31, 2012:
U.S. government agencies	$155	$1	$1	$155
Mortgage-backed securities of government sponsored entities	83,956	1,979	105	85,830
Private-label collateralized mortgage obligations	1,067	39	—	1,106
State and political subdivisions	22,842	1,587	2	24,427
Totals	$108,020	$3,606	$108	$111,518

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2013:
U.S. government agencies	$111	$—	$—	$111
Mortgage-backed securities of government sponsored entities	1,407	11	2	1,416
State and political subdivisions	5,128	—	441	4,687
Totals	$6,646	$11	$443	$6,214

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2012:
U.S. government agencies	$130	$1	$—	$131
Mortgage-backed securities of government sponsored entities	1,469	45	—	1,514
State and political subdivisions	2,149	—	54	2,095
Totals	$3,748	$46	$54	$3,740

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2013 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
One to five years	$3,183	$3,346	$—	$—
Five to ten years	4,055	4,109	2,637	2,490
After ten years	15,011	15,200	2,602	2,308
	22,249	22,655	5,239	4,798

Mortgage-backed securities of government sponsored entities	76,693	77,437	1,407	1,416
Private-label collateralized mortgage obligations	757	792	—	—

Totals	$99,699	$100,884	$6,646	$6,214

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $57.5 million and $60.4 million at September 30, 2013 and December 31, 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2013 and December 31, 2012, was $44.6 million and $19.0 million, which represented approximately 42% and 17%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at September 30, 2013.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$34,283	$575	$—	$—	$34,283	$575
State and political subdivisions	9,847	565	424	58	10,271	623
Total temporarily impaired securities	$44,130	$1,140	$424	$58	$44,554	$1,198

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$66	$1	$66	$1
Mortgage-backed securities of government sponsored entities	13,636	83	2,107	22	15,743	105
State and political subdivisions	3,162	56	—	—	3,162	56
Total temporarily impaired securities	$16,798	$139	$2,173	$23	$18,971	$162

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, chargeoffs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical chargeoff experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

Three months ended September 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,239	$1,557	$185	$6	$2,987
Provision charged to expense	(84)	150	16	(6)	76
Losses charged off	(30)	—	—	—	(30)
Recoveries	8	—	—	1	9
Ending balance	$1,133	$1,707	$201	$1	$3,042

Three months ended September 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,082	$2,362	$143	$5	$3,592
Provision charged to expense	92	117	14	2	225
Losses charged off	(21)	(1)	—	—	(22)
Recoveries	2	1	14	—	17
Ending balance	$1,155	$2,479	$171	$7	$3,812

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision (credit) charged to expense	71	(42)	(76)	(8)	(55)
Losses charged off	(68)	(176)	—	(2)	(246)
Recoveries	8	—	2	5	15
Ending balance	$1,133	$1,707	$201	$1	$3,042

Nine months ended September 30, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$3,854
Provision charged to expense	95	534	(12)	1	618
Losses charged off	(109)	(603)	—	(4)	(716)
Recoveries	41	1	14	—	56
Ending balance	$1,155	$2,479	$171	$7	$3,812

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of September 30, 2013 and December 31, 2012:

September 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$355	$869	$69	$—	$1,293
Collectively evaluated for impairment	778	838	132	1	1,749
Total allowance for loan losses	$1,133	$1,707	$201	$1	$3,042

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,913	$4,727	$149	$—	$11,789
Collectively evaluated for impairment	160,359	82,394	10,825	1,221	254,799
Total balance	$167,272	$87,121	$10,974	$1,221	$266,588
14

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$248	$1,074	$100	$—	$1,422
Collectively evaluated for impairment	874	851	175	6	1,906
Total allowance for loan losses	$1,122	$1,925	$275	$6	$3,328

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,878	$5,837	$185	$—	$12,900
Collectively evaluated for impairment	154,032	71,884	14,060	1,517	241,493
Total balance	$160,910	$77,721	$14,245	$1,517	$254,393

Total loans in the above tables do not include deferred loan origination fees of $687 and $569 or loans in process of $4.9 million and $2.6 million, respectively, for September 30, 2013 and December 31, 2012.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012:

September 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,497	$80,341	$10,419	$1,219
Special Mention (Risk 5)	569	2,053	406	—
Substandard (Risk 6)	8,206	4,727	149	2
Total	$167,272	$87,121	$10,974	$1,221

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$151,749	$68,949	$14,034	$1,513
Special Mention (Risk 5)	708	2,934	26	—
Substandard (Risk 6)	8,453	5,838	185	4
Total	$160,910	$77,721	$14,245	$1,517
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

Risk 6 or “Substandard” loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that exhibit a weakening of the borrower’s credit strength with limited credit access and all nonperforming loans.

Risk 7 or “Doubtful” loans are significantly under protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that are likely to experience a loss of some magnitude, but where the amount of the expected loss is not known with enough certainty to allow for an accurate calculation of a loss amount for charge off. This category is considered to be temporary until a chargeoff amount can be reasonably determined.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2013 and December 31, 2012:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$102	$229	$869	$1,200	$166,072	$167,272	$—
All other mortgage loans	—	—	815	815	86,306	87,121	—
Commercial business loans	70	—	—	70	10,904	10,974	—
Consumer loans	—	—	—	—	1,221	1,221	—
Total	$172	$229	$1,684	$2,085	$264,503	$266,588	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$1,049	$339	$1,190	$2,578	$158,332	$160,910	$—
All other mortgage loans	1,544	—	1,309	2,853	74,868	77,721	—
Commercial business loans	—	—	—	—	14,245	14,245	—
Consumer loans	1	2	2	5	1,512	1,517	—
Total	$2,594	$341	$2,501	$5,436	$248,957	$254,393	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	September 30, 2013	December 31, 2012
	(In thousands)
One-to-four family residential loans	$2,238	$2,097
Nonresidential real estate loans	1,881	3,123
All other mortgage loans	—	—
Commercial business loans	—	32
Consumer loans	2	4
Total	$4,121	$5,256

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at September 30, 2013 and December 31, 2012 in combination with activity for the three and nine months ended September 30, 2013 and 2012 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of September 30, 2013			Three months ended September 30, 2013		Nine months ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,602	$5,602	$—	$5,785	$84	$5,702	$222
All other mortgage loans	2,225	2,225	—	2,276	23	2,427	72
Commercial business loans	80	80	—	81	1	83	2

Loans with a specific valuation allowance
One-to-four family residential loans	1,311	1,311	355	1,208	7	1,266	22
All other mortgage loans	2,502	3,097	869	2,504	20	2,730	56
Commercial business loans	69	69	69	73	—	83	2

Total:
One-to-four family residential loans	$6,913	$6,913	$355	$6,993	$91	$6,968	$244
All other mortgage loans	4,727	5,322	869	4,780	43	5,157	128
Commercial business loans	149	149	69	154	1	166	4
	$11,789	$12,384	$1,293	$11,927	$135	$12,291	$376

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2012			Three months ended September 30, 2012		Nine months ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,587	$5,587	$—	$3,024	$21	$3,144	$90
All other mortgage loans	2,781	2,781	—	2,324	3	2,179	58
Commercial business loans	85	85	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,291	1,291	248	1,210	2	889	35
All other mortgage loans	3,056	3,652	1,074	4,723	25	4,998	64
Commercial business loans	100	100	100	43	1	66	1

Total:
One-to-four family residential loans	$6,878	$6,878	$248	$4,234	$23	$4,033	$125
All other mortgage loans	5,837	6,433	1,074	7,047	28	7,177	122
Commercial business loans	185	185	100	43	1	66	1
	$12,900	$13,496	$1,422	$11,324	$52	$11,276	$248

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All the TDR classifications listed below occurred as concessions were granted to borrowers experiencing financial difficulties. In the September 30, 2013 quarter, concessions made to borrowers included exceptions to loan policy including high loan to value ratios, no private mortgage insurance (“PMI”) and high debt to income ratios. The TDR classifications that occurred in the 2013 year-to-date period, included those concessions listed above for the current period quarter and an effective interest rate below the market interest rate of similar debt, and an extension of the maturity date. The TDR classifications which occurred in the September 30, 2012 year-to-date period were both due to an effective interest rate below the market interest rate of similar debt. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three or nine month periods ended September 30, 2013 and 2012. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance	Number of loans	Pre- modification Unpaid Principal Balance	Post- modification Unpaid Principal Balance
	(dollars in thousands)
September 30, 2013
One-to-four family residential loans	4	$493	$517	6	$909	$933
All other mortgage loans	—	—	—	1	576	576

September 30, 2012
One-to-four family residential loans	—	$—	$—	2	$538	$538

Note 5:	Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(914)	(846)
Total	$1,779	$1,847

The Company recorded amortization relative to intangible assets totaling $23,000 and $68,000 for both of the three and nine month periods ended September 30, 2013, and 2012 respectively. The Company anticipates $90,000 of amortization for 2013 and $38,000 for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at November 30, 2012 indicated there was no impairment in the carrying value of these assets.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding (basic)	2,841,213	2,935,469	2,871,754	2,937,589
Dilutive effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding (diluted)	2,841,213	2,935,469	2,871,754	2,937,589

None of the outstanding options were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2013 and 2012, as the average fair value of the shares was less than the option exercise prices.

Note 7:	Stock Option Plan

In fiscal 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. At September 30, 2013, all options under the 2004 Plan were expired. The Company recognized compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost was recognized over the vesting period. There were no options granted during the three and nine months ended September 30, 2013 and 2012. There was no compensation expense recognized for the stock option plan during the three and nine months ended September 30, 2013 and 2012, as all options were fully vested prior to these periods.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

A summary of the status of the Company’s stock option plan as of and for the nine months ended September 30, 2013, and for the year ended December 31, 2012 is presented below:

	Nine months ended September 30, 2013		Year ended December 31, 2012
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	58,908	$13.95	63,408	$13.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	17,704	$13.95	4,500	$13.95
Expired	41,204	$13.95	—	—
Outstanding at end of period	—	$—	58,908	$13.95
Options exercisable at period-end	—	$—	58,908	$13.95

Note 8:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of September 30, 2013, that the Bank met all capital adequacy requirements to which it is subject.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

As of September 30, 2013, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2013 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Tier I Capital to average assets	$34,768	8.7%	$15,970	4.0%	$19,962	5.0%
Tier I Capital to risk- weighted assets	34,768	14.2%	9,773	4.0%	14,660	6.0%
Total Risk-based capital to risk-weighted assets	37,810	15.5%	19,546	8.0%	24,433	10.0%

As of December 31, 2012
Tier I Capital to average assets	$34,774	8.7%	$16,069	4.0%	$20,086	5.0%
Tier I Capital to risk- weighted assets	34,774	14.7%	9,458	4.0%	14,187	6.0%
Total Risk-based capital to risk-weighted assets	37,734	16.0%	18,916	8.0%	23,644	10.0%

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
Note 9:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
September 30, 2013	$1,186	$(246)	$(1,096)	$(31)	$(187)

December 31, 2012	$3,498	$(246)	$(1,096)	$(816)	$1,340

There were no amounts reclassified out of accumulated other comprehensive (loss) income during the three and nine months ended September 30, 2013 or 2012.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
U.S. government agencies	$140	$—	$140	$—
Mortgage-backed securities of government sponsored entities	77,437	—	77,437	—
Private-label collateralized mortgage obligations	792	—	792	—
State and political subdivisions	22,515	—	22,515	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
U.S. government agencies	$155	$—	$155	$—
Mortgage-backed securities of government sponsored entities	85,830	—	85,830	—
Private-label collateralized mortgage obligations	1,106	—	1,106	—
State and political subdivisions	24,427	—	24,427	—
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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
Foreclosed assets	$38	—	—	$38

December 31, 2012
Collateral-dependent impaired loans	$2,437	$—	$—	$2,437
Foreclosed assets	16	—	—	16

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2013
Foreclosed assets	$38	Contract sales price	Selling Costs	10%

December 31, 2012
Collateral-dependent impaired loans	$2,437	Market comparable properties	Selling Costs	10%
Foreclosed assets	16	Market comparable properties	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2013 as compared to December 31, 2012.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
Financial assets
Cash and cash equivalents	$8,002	$8,002	$—	$—
Held-to-maturity securities	6,646	—	6,214	—
Loans, net of allowance for loan losses	257,979	—	—	264,539
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,371	—	1,371	—

Financial liabilities
Deposits	326,615	—	298,337	—
Other short-term borrowings	6,516	—	6,516	—
Federal Home Loan Bank advances	22,957	—	23,513	—
Advances from borrowers for taxes and insurance	662	—	662	—
Interest payable	53	—	53	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Financial assets
Cash and cash equivalents	$12,055	$12,055	$—	$—
Held-to-maturity securities	3,748	—	3,740
Loans, net of allowance for loan losses	247,849	—	—	259,986
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,228	—	1,228	—

Financial liabilities
Deposits	327,737	—	317,312	—
Other short-term borrowings	7,077	—	7,077	—
Federal Home Loan Bank advances	21,217	—	22,048	—
Advances from borrowers for taxes and insurance	1,069	—	1,069	—
Interest payable	51	—	51	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2013 and December 31, 2012.

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

These continuing initiatives include the execution of a comprehensive marketing and sales program to increase top line revenue of the Company through both loan and fee income generating activities, recognizing that marketing, product development, sales training and sales management expenses are likely to increase ahead of revenue.

Another ongoing initiative is the review of branch facilities, branch staff and staffing across the Bank to identify opportunities for reductions in staff and facilities costs to improve operational efficiency without impairing revenue generation ability and considering the potential effect on shareholder’ equity.

A further ongoing initiative is the evaluation of information technology solutions to improve internal operating efficiency and customer service while remaining attentive to the potential effect on short and long-term operating results.

The final initiative includes the continuing development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions. During the second quarter of 2013, the Board of Directors formed a Risk Management Committee to oversee management’s ERM program. The committee is meeting on a quarterly basis.

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

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of Financial Condition Changes from December 31, 2012 to September 30, 2013

At September 30, 2013, the Company had total assets of $399.7 million, a decrease of $2.4 million, or 0.6%, from total assets at December 31, 2012. The decrease in total assets includes a $4.1 million decrease in cash and a $7.7 million decrease in total securities, partially offset by a $10.1 million increase in net loan balances.

Total securities decreased $7.7 million during the nine months ended September 30, 2013. The decrease was primarily principal repayments of $31.1 million, amortization of premiums of $1.4 million, and a $2.3 million decrease in unrealized gains on available-for-sale securities, partially offset by purchases totaling $27.1 million during the nine months ended September 30, 2013.

Net loans receivable increased by $10.1 million at September 30, 2013 compared to December 31, 2012. The Bank originated $50.0 million of loans, received payments of $33.1 million, and originated and sold $6.5 million of 30-year fixed-rate mortgage loans into the secondary market, and recorded a credit for loan losses of $55,000. The increase in net loan balances is mainly due to the increased sales efforts by our team of commercial lenders supported by marketing activities to increase awareness within our market area regarding the Bank’s commercial, mortgage and consumer loan products and services.

Management continues to focus on key areas of risk when reviewing potential loan originations and securities purchases, including interest rate, liquidity and credit risk. Interest rate risk arises mainly from longer term fixed rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short-term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk-weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will decline.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	September 30, 2013		December 31, 2012
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$167,272	62.74%	$160,910	63.25%
Residential construction loans	4,259	1.60%	2,170	0.85%
Multi-family residential	14,042	5.27%	9,790	3.85%
Nonresidential real estate/land(2)	68,820	25.82%	65,761	25.85%
Total mortgage loans	254,393	95.43%	238,631	93.80%
Other loans:
Consumer loans(3)	1,221	0.46%	1,517	0.60%
Commercial business loans	10,974	4.11%	14,245	5.60%
Total other loans	12,195	4.57%	15,762	6.20%
Total loans before net items	266,588	100.00%	254,393	100.00%
Less:
Loans in process	4,880		2,647
Deferred loan origination fees	687		569
Allowance for loan losses	3,042		3,328
Total loans receivable, net	$257,979		$247,849

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.2 million at September 30, 2013 and $14.8 million at December 31, 2012. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.8 million at September 30, 2013 and $2.3 million for December 31, 2012.
(3)	Includes second mortgage loans of $603 at September 30, 2013 and $683 at December 31, 2012.
35

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosed assets held for sale totaled $38,000 at September 30, 2013 compared to $318,000 at December 31, 2012. Activity during the current year period included the sale of four residential properties totaling $305,000, that were previously held as foreclosed assets, resulting in a gain of $6,000, and one new foreclosed property was added during the current year period, that was subsequently written down by $26,000, based on a current purchase offer as accepted by the Bank. Total nonperforming and impaired assets totaled $13.1 million, or 3.28% of total assets, and $14.8 million, or 3.68% of total assets, at September 30, 2013 and December 31, 2012, respectively.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2012, and there were no interim impairment indicators that would require another evaluation at September 30, 2013.

Prepaid federal deposit insurance premiums (FDIC) decreased $596,000 at September 30, 2013 compared to December 31, 2012. The decrease was substantially related to the refund of the prepaid assessment on deposit with the FDIC that was imposed on all insured institutions in December of 2009.

Deposits totaled $326.6 million at September 30, 2013, a decrease of $1.1 million, compared to $327.7 million at December 31, 2012. Demand deposits decreased $891,000, or 1.1%, and time deposits decreased $7.4 million, or 5.5%, which were partially offset by a $7.2 million, or 6.4% increase in savings and money market accounts. Management continued to exercise discipline during the period with regard to the pricing of retail certificates, keeping rates close to market benchmarks and not competing for certificates where a profitable customer relationship was not involved. Given the uncertain status of the economy in general, customers are choosing to increase their liquidity and keep their funds in insured checking, savings and money market products offered by the Bank.

Included in Time deposits are funds received from the State of Ohio (“State”) as a result of the Company’s participation in the State-sponsored SaveNow program. The SaveNow program allows eligible customers of the Bank to receive up to 3.25% in interest on their deposits, on balances up to $5,000, for a term no longer than two years. The Bank’s rate paid on $2.3 million of consumer deposits was .25%, while the State added an additional 3.0%, which was funded by deposits from the State, that totaled $8.5 million at September 30, 2013. The State suspended the SaveNOW program during the third quarter of 2013, with no new accounts being allowed to open. Existing accounts will mature in accordance with terms of the program. The last accounts opened under the SaveNOW program will mature during the third quarter of 2015. The Bank’s participation in this program will end corresponding to the maturities of both customer SaveNow accounts and State time deposits associated with the program. As these funds are withdrawn the Company will seek to replace these balances with other funds based on the interest rate environment and liquidity position at that time. As the State deposits are required to be collateralized, the securities currently pledged against these deposits will be released and will become available for other types of liquidity management.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $561,000 and totaled $6.5 million at September 30, 2013. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both September 30, 2013 and December 31, 2012.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $23.0 million at September 30, 2013, and increased $1.7 million, or 8.2%, compared to $21.2 million at December 31, 2012. This increase includes a $1.0 million increase in fixed rate term advances, a $650,000 increase in short-term overnight borrowings resulting from the timing of loan and deposit cash flows, and $90,000 related to amortized prepayment penalties. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted average cost of FHLB advances was 2.86% at September 30, 2013 compared to 2.69% at December 31, 2012.

Stockholders’ equity decreased by $1.3 million during the nine months ended September 30, 2013, primarily due to dividends declared of $656,000, purchases of treasury stock totaling $774,000 and a $1.5 million decrease in accumulated other comprehensive income related solely to a decline in unrealized gains on available-for-sale securities, partially offset by net income of $1.6 million during the current year period.

The purchase of treasury shares during the current year period were made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013 the Company announced the adoption of a new share repurchase program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 104,242 shares of its common stock outstanding.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General

Net income for the three months ended September 30, 2013, totaled $508,000, reflecting an increase of $43,000, from $465,000 for the three month period ended September 30, 2012. The increase in net income was primarily due to decreases in both the provision for loan losses and noninterest expense, partially offset by decreases in net interest income, noninterest income and an increase in provision for federal income taxes.

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

	For the three months ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$251,703	$2,874	4.57%	$237,377	$2,964	4.99%
Investment securities(2)	112,317	633	2.25%	130,419	788	2.42%
Interest-earning deposits(3)	10,714	54	2.02%	11,534	55	1.91%
Total interest-earning assets	374,734	3,561	3.80%	379,330	3,807	4.01%
Noninterest-earning assets	23,999			23,990
Total assets	$398,733			$403,320
Interest-bearing liabilities:
Deposits	$326,772	$417	0.51%	$326,828	$500	0.61%
Other short-term borrowings	6,889	3	0.17%	7,035	3	0.17%
Borrowings	21,779	155	2.85%	24,066	165	2.74%
Total interest-bearing liabilities	355,440	575	0.65%	357,929	668	0.75%
Noninterest-bearing liabilities	4,773			4,531
Total liabilities	360,213			362,460
Stockholders’ equity	38,520			40,860
Total liabilities and stockholders’ equity	$398,733			$403,320
Net interest income		$2,986			$3,139
Interest rate spread(4)			3.15%			3.26%
Net yield on interest-earning assets(5)			3.19%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.43%			105.98%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
38

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $246,000 or 6.5%, to $3.6 million for the three months ended September 30, 2013, compared to the same period in 2012. The decrease was due to 21 basis point decrease in the weighted-average yield on interest-earning assets from 4.01% in the 2012 period to 3.80% for the 2013 period, as well as a $4.6 million decrease in the average balance of interest-earning assets from $379.3 million in the 2012 period to $374.7 million for the 2013 period. The yield decrease was primarily due to a continuation of the overall low market interest rate environment, despite an increase in intermediate and long term interest rates in the second quarter of 2013 that persisted into the third quarter of 2013, partially offset by a shift in the Company’s mix of earning assets from lower yielding securities into higher yielding loans. The 2013 increase in interest rates resulted in a significant decrease in the volume of rate driven loan refinancing compared to the prior year period. However, the continued overall level of market interest rates continues to result in existing interest-earning assets repricing to lower current market rates compared to the 2012 period as a result of lower interest rate resets on adjustable rate loans, lower rates on new loan originations, increased prepayments on loans and securities, amortization of purchase premiums on securities and reinvestment of securities cash flows at lower market yields.

Interest income on loans decreased $90,000, or 3.0%, for the three month period ended September 30, 2013, compared to the same period in 2012. This decrease was primarily due to a 42 basis point decrease in the weighted-average loan portfolio yield from 4.99% for the three months ended September 30, 2012 to 4.57% for the three months ended September 30, 2013, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average loan portfolio yield was partially offset by a $14.3 million, or 6.0%, increase in the average balance of loans outstanding from $237.4 million in the 2012 period to $251.7 million for the 2013 period. Interest income on securities decreased $155,000 during the three months ended September 30, 2013, compared to the same period in 2012. This decrease was due to a 17 basis point decrease in the weighted-average rate from 2.42% in the 2012 period to 2.25% for the 2013 period, and an $18.1 million, or 13.9%, decrease in the average balance.

Dividends on Federal Home Loan Bank stock and other income decreased $1,000 for three months ended September 30, 2013 compared to September 30, 2012. The decrease was due to an $820,000 decrease in the average balance, partially offset by an 11 basis point increase in the weighted average rate from 1.91% at September 30, 2012, to 2.02% at September 30, 2013.

Interest Expense

Interest expense totaled $575,000 for the three month period ended September 30, 2013, a decrease of $93,000, or 13.9%, from $668,000 for the three month period ended September 30, 2012. The decrease was due to a 10 basis point decrease in the weighted-average cost of funds from 0.75% in the 2012 period to 0.65% in the current year period as well as a $2.5 million, or .7%, decrease in the average balance of total interest-bearing liabilities from $357.9 million in the 2012 period to $355.4 in the 2013 period.

Interest expense on deposits for the three month period ended September 30, 2013 totaled $417,000, a decrease of $83,000, or 16.6%, from $500,000 for the same period in the previous year. The decrease was substantially due to a 10 basis point decrease in the weighted-average cost of deposits, from 0.61% in the 2012 period to 0.51% for the 2013 period, as the average balance was $326.8 million for both the 2012 and 2013 periods. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions and as pricing pressure in the local market has begun rising. Interest expense on other short-term borrowings totaled $3,000 for both three month periods ended September 30, 2013, and 2012. The weighted-average cost was unchanged at 0.17%, for both periods, while the average balance decreased by $146,000.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $155,000 for the three month period ended September 30, 2013, which decreased $10,000 from $165,000 in the 2012 period. The decrease was primarily due to a $2.3 million, or 9.5%, decrease in the average balance outstanding, due to the repayment of maturing advances, partially offset by an 11 basis point increase in the weighted-average cost from 2.74% in the 2012 period to 2.85% in the 2013 period, as the maturing advances were at a lower cost than the remaining portfolio.

Net Interest Income

Net interest income totaled $3.0 million for the three month period ended September 30, 2013, a decrease of $153,000, or 4.9%, from the three month period ended September 30, 2012. The decrease in net interest income was mainly due to a 11 basis point decrease in the net interest rate spread, from 3.26% at September 30, 2012 to 3.15% at September 30, 2013. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities. During the three months ended September 30, 2013, the yield on earning assets decreased 21 basis points, while the rate paid on interest-bearing liabilities decreased 10 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by a shift in the mix of earning assets from lower yielding securities into higher yielding loans. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $76,000 provision for loan losses for the three month period ended September 30, 2013, compared to $225,000 for the three month period ended September 30, 2012. The decrease in the provision for the current year quarter was primarily due to favorable movement in the economic factors considered as part of management’s analysis, partially offset with the effect of growth in the loan portfolio.

Noninterest Income

Noninterest income totaled $394,000, for the three months ended September 30, 2013, a decrease of $122,000, or 23.6%, from $516,000 for the same period in 2012. The decrease was primarily due to a $101,000 decrease in gain on sale of loans, $62,000 decrease in Trust income, and an $11,000 decrease in gain (loss) on sale of foreclosed assets, partially offset by a $53,000 increase in service fees, charges and other operating income. The decrease in gain on sale of loans was due to market price fluctuations which had a negative impact on the premium on loans sold compared to the prior year quarter. The decrease in Trust income was due to the completion of the transfer and assumption agreement between the Bank and Thomasville National Bank (TNB) during November of 2012 that transferred the Bank’s Trust Department assets, and related income, from the Bank to TNB. The decrease in gain (loss) on sale of foreclosed assets was related to a loss on the sale of a residential real estate property previously held in foreclosed assets held for sale. The increase in service fees, charges and other operating income includes a $31,000 increase in fees earned on annuity sales, and $14,000 in facilities and equipment reimbursements from TNB, as a result if the trust transfer and assumption agreement mentioned above, a $5,000 increase in fees related to non-sufficient funds, and a $9,000 increase in visa interchange income.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expense totaled $2.6 million for the three months ended September 30, 2013, a decrease of $195,000, or 6.9%, from $2.8 million for the three months ended September 30, 2012. The decrease was primarily due to a $48,000 decrease in salaries and employee benefits, and a $196,000 decrease in other operating expenses, partially offset by a $40,000 increase in occupancy and equipment expense and a $15,000 increase in provision for impairment on foreclosed assets held for sale. The decrease in salaries and employee benefits was primarily due to reduced compensation cost as a result of staff attrition since the prior year quarter. The decrease in other operating expenses was primarily due a decrease in marketing, special services required to assist the Bank with contract negotiations with vendors, legal services, and trust service charges compared to the prior year quarter. The increase in occupancy and equipment expense is primarily due to an increase in building and equipment repairs and maintenance compared to the prior year quarter. The increase in provision for impairment on foreclosed assets held for sale was due to an increase in write-downs related to foreclosed property held for sale compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $151,000 for the three month period ended September 30, 2013, an increase of $26,000 compared to $125,000 for three month period ended September 30, 2012. The increase was primarily due to a $69,000 increase in pretax income compared to the prior year period. The effective tax rate for the three month period ended September 30, 2013 was 22.9% compared to 21.2% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General

Net income for the nine months ended September 30, 2013 totaled $1.6 million, an increase of $336,000 from $1.2 million for the nine month period ended September 30, 2012. The increase in net income was primarily due to decreases in both the provision (credit) for loan losses, and noninterest expense, partially offset by decreases in net interest income and noninterest income, and an increase in provision for federal income taxes.

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

	For the nine months ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$248,134	$8,608	4.63%	$234,195	$8,895	5.06%
Investment securities(2)	114,981	1,921	2.23%	133,246	2,592	2.59%
Interest-earning deposits(3)	12,582	165	1.75%	13,804	171	1.65%
Total interest-earning assets	375,697	10,694	3.80%	381,245	11,658	4.08%
Noninterest-earning assets	24,483			23,818
Total assets	$400,180			$405,063
Interest-bearing liabilities:
Deposits	$327,152	$1,283	0.52%	$328,516	$1,654	0.67%
Other short-term borrowings	6,620	8	0.16%	6,738	8	0.16%
Borrowings	21,448	460	2.86%	25,194	515	2.73%
Total interest-bearing liabilities	355,220	1,751	0.66%	360,448	2,177	0.81%
Noninterest bearing liabilities	5,536			4,322
Total liabilities	360,756			364,770
Stockholders’ equity	39,424			40,293
Total liabilities and stockholders’ equity	$400,180			$405,063
Net interest income		$8,943			$9,481
Interest rate spread(4)			3.14%			3.27%
Net yield on interest-earning assets(5)			3.17%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.76%			105.77%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
42

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $964,000 or 8.3%, to $10.7 million for the nine months ended September 30, 2013, compared to the same period in 2012. The decrease was due to 28 basis point decrease in the weighted-average yield on interest-earning assets from 4.08% in the 2012 period to 3.80% for the 2013 period, as well as a $5.5 million decrease in the average balance of interest-earning assets from $381.2 million in the 2012 period to $375.7 million for the 2013 period. The yield decrease was primarily due to a continuation of the overall low market interest rate environment, partially offset by a shift in the Company’s mix of earning assets from lower yielding securities into higher yielding loans. The low market rate environment has resulted in existing interest-earning assets repricing to lower current market rates compared to the 2012 period as a result of lower interest rate resets on adjustable rate loans, lower rates on new loan originations, increased prepayments on loans and securities, amortization of purchase premiums on securities and reinvestment of securities cash flows at lower market yields.

Interest income on loans decreased $287,000, or 3.2%, for the nine month period ended September 30, 2013, compared to the same period in 2012. This decrease was primarily due to a 43 basis point decrease in the weighted-average loan portfolio yield from 5.06% for the nine months ended September 30, 2012 to 4.63% for the nine months ended September 30, 2013, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average loan portfolio yield was partially offset by a $13.9 million, or 6.0%, increase in the average balance of loans outstanding from $234.2 million in the 2012 period to $248.1 million for the 2013 period. Interest income on securities decreased $671,000 during the nine months ended September30, 2013, compared to the same period in 2012. This decrease was due to a 36 basis point decrease in the weighted-average rate from 2.59% in the 2012 period to 2.23% for the 2013 period, and an $18.3 million, or 13.7%, decrease in the average balance.

Dividends on Federal Home Loan Bank stock and other income decreased $6,000 for nine months ended September 30, 2013 compared to September 30, 2012. The decrease was due to a $1.2 million decrease in the average balance, partially offset by a 10 basis point increase in the weighted average rate from 1.65% at September 30, 2012, to 1.75% at September 30, 2013.

Interest Expense

Interest expense totaled $1.8 million for the nine month period ended September 30, 2013, a decrease of $426,000, or 19.6%, from $2.2 million for the nine month period ended September 30, 2012. The decrease was due to a 15 basis point decrease in the weighted-average cost of funds from 0.81% in the 2012 period to 0.66% in the current year period as well as a $5.2 million, or 1.5%, decrease in the average balance of total interest-bearing liabilities from $360.4 million in the 2012 period to $355.2 in the 2013 period.

Interest expense on deposits for the nine month period ended September 30, 2013 totaled $1.3 million, a decrease of $371,000, or 22.4%, from $1.7 million for the same period in the previous year. The decrease was due to a 15 basis point decrease in the weighted-average cost of deposits, from 0.67% in the 2012 period to 0.52% for the 2013 period, as well as a $1.3 million decrease in the average balance from $328.5 million in the 2012 period to $327.2 million in the 2013 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions and as pricing pressure in the local market has begun rising.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $460,000 for the nine month period ended September 30, 2013, which decreased $55,000 from $515,000 in the 2012 period. The decrease was primarily due to a $3.7 million, or 14.9%, decrease in the average balance outstanding, partially offset by a 13 basis point increase in the weighted-average cost from 2.73% in the 2012 period to 2.86% in the 2013 period. The increase in the weighted-average cost is primarily due to the repayment of lower cost maturing advances.

Net Interest Income

Net interest income totaled $8.9 million for the nine month period ended September 30, 2013, a decrease of $538,000, or 5.7%, from the nine month period ended September 30, 2012. The decrease in net interest income was mainly due to a 13 basis point decrease in the net interest rate spread, from 3.27% at September 30, 2012 to 3.14% at September 30, 2013. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities. During the nine months ended September 30, 2013, the yield on earning assets decreased 28 basis points, while the rate paid on interest-bearing liabilities decreased 15 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period. The cost of funds, which also decreased from the prior year period, was managed in a manner that would allow the Bank to maintain its deposit base, and compete with existing market interest rates on interest-earning assets.

Provision (Credit) for Loan Losses

Management recorded a ($55,000) credit for loan losses for the nine months ended September30, 2013, compared to a provision of $618,000 for the nine months ended September 30, 2012. The decrease was mainly due to the restructuring of commercial real estate loans allowing the release of required reserves as additional collateral was given to the Bank on several classified relationships during the first quarter of 2013 and continued favorable movement in the economic factors considered as part of management’s analysis, partially offset by the effect of growth in the loan portfolio.

Noninterest Income

Noninterest income totaled $1.2 million, for the nine months ended September 30, 2013, a decrease of $285,000, or 19.5%, from $1.5 million for the same period in 2012. The decrease was primarily due to a $227,000 decrease in Trust income, and a $123,000 decrease in gain on sale of loans, partially offset by $48,000 increase in service charges, fees, and other operating income, and a $19,000 increase in gain on sale of foreclosed assets. The decrease in Trust income was due to the completion of the transfer and assumption agreement as previously mentioned. The decrease in gain on sale of loans was due to market price fluctuations which had a negative impact on the premium on loans sold compared to the prior year period. The increase in service charges, fees, and other operating income is primarily due to $47,000 in facilities and equipment reimbursements from TNB. The increase in gain on sale of foreclosed assets was related to a net gain on the sale of four residential properties in the current year period, compared to a loss on the sale of a commercial real estate property in the prior year period.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expense totaled $8.0 million for the nine months ended September 30, 2013, a decrease of $789,000, or 8.9%, from $8.8 million for the nine months ended September 30, 2012. The decrease was primarily due to a $545,000 decrease in salaries and employee benefits, a $19,000 decrease in Federal deposit insurance premiums, a $20,000 decrease in provision for impairment on foreclosed assets held for sale, and a $245,000 decrease in other operating expenses, partially offset by a $41,000 increase in occupancy and equipment expenses. The decrease in salaries and employee benefits was mainly due to lower compensation costs resulting from the completion of the trust transfer and assumption agreement which eliminated several positions and the related salary and benefit costs compared to the prior year period, the absence of one-time severance expenses associated with the trust transfer and assumption agreement and staff attrition since the prior year period, and a nonrecurring health savings account contribution made in the prior year period that was not repeated in the current year period. The decrease in Federal deposit insurance premiums was primarily due to a decline in the Bank’s total assets and assessment rate compared to the prior year period. The decrease in provision for impairment on foreclosed assets held for sale was due to decreased write-downs on foreclosed property held for sale compared to the prior year period. The decrease in other operating expenses was primarily due to declines in trust service charges, legal, marketing, and audit accounting-related expenses, partially offset by increases in stationary printing and supplies, postage, and organization dues compared to the prior year period. The increase in occupancy and equipment expenses was primarily due to an increase in depreciation, and furniture and fixture repairs and maintenance compared to the prior year period.

Federal Income Taxes

Federal income tax expense totaled $562,000 for the nine month period ended September 30, 2013, an increase of $303,000 compared to $259,000 for nine month period ended September 30, 2012. The increase was primarily due to a $639,000 increase in pretax income compared to the prior year period, as well as the tax benefit recorded in the prior year period which was a result of the composition of non-taxable earnings. The effective tax rate for the nine month period ended September 30, 2013 was 26.3% compared to 17.3% for the prior year period. The increase in the effective tax rate for the current year period was primarily due to the tax benefit recorded in the prior year period as mentioned above. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
July 1 - 31, 2013	—	$—	98,114	52,092
August 1 - 31, 2013	10,000	$10.70	108,114	42,092
September 1 - 30, 2013	10,000	$10.76	118,114	104,242
Total	20,000	$10.73	118,114	104,242

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or 5.0%, of the Company’s outstanding shares of common stock. On September 30, 2013 the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 104,242 shares of its common stock outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	Interactive financial data (XBRL)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

