Form 10-K
period 2013-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2014-03-21
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of March 12, 2014, the latest practicable date, there were 2,838,439 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 30, 2013, as reported on the Nasdaq Global Market, was approximately $25.4 million.

Wayne Savings Bancshares, Inc.

Form 10-K

For the Year Ended December 31, 2013

PART I

ITEM 1.          Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary thrift holding company for Wayne Savings Community Bank (the “Bank”). The only significant asset of the Company is its investment in the Bank. The Bank conducts its business from eleven full-service locations. The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767. At December 31, 2013, the Company had total assets of $410.3 million, total deposits of $337.6 million, and stockholders’ equity of $38.6 million, or 9.4% of total assets.

Wayne Savings Community Bank

The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

The Bank is a community-oriented institution offering a full range of consumer and business financial services to the local community. The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices. This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market. The Bank’s principal business activities consist of originating one-to-four family residential real estate loans, multi-family residential, commercial and nonresidential real estate loans. The Bank also originates non-real estate secured commercial loans, consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities, obligations issued by state and political subdivisions and a small position of private-label collateralized mortgage obligations and other liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

In 2005, the Company began a strategic initiative to diversify the composition of its balance sheet by placing an increased emphasis on commercial lending. The primary objective was to reallocate financial resources away from long duration residential mortgage loans and low yielding mortgage securities while maintaining a relatively low risk profile with a sustainable income stream. Mortgage refinancings caused by the low interest rate environment caused a $7.6 million increase in one-to-four family residential mortgage loans from $159.1 million, or 63.0% of the total loan portfolio at March 31, 2010, to $166.7 million, or 62.0% of the total loan portfolio, at December 31, 2013. This increase was mainly due to growth in our 15 year fixed-rate mortgage product as interest rates remained at their historic low levels during the period. Over the previous five fiscal periods, commercial business lending and commercial lending collateralized by multi-family properties increased by $6.0 million and $5.0 million, respectively. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans. The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross-sell its varied product offerings. This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities. Loan demand increased during the current year due to the low interest rate environment and increased sales efforts in the commercial lending division resulting in an increase in the loan portfolio funded by a decrease in cash and cash equivalents and cash flows from the available-for-sale securities portfolio.

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio. Wooster is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of several nationally known companies including The J.M. Smucker Company, and the Wooster Brush Company. It is also the home of many industrial plants, including LuK GmbH & Co. KG, International Paper Company, Morton Salt and Frito-Lay, Inc. The City of Wooster has a regional medical center, with a successful city-owned hospital and significant commitment by the world renowned Cleveland Clinic through state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 2,100 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron. In Wayne County, the Bank operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in each of Rittman and Creston, both in northern Wayne County, adjacent to Medina County.

Ashland County, which is located due west of Wayne County, also has a diverse economic base. In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items. Ashland is also the home of Ashland University, which was founded in 1878 and serves approximately 6,000 students. The City of Ashland is the county seat and the location of two of the Bank’s branch offices, one of which is an in-store branch.

Medina County, located just north of Wayne County, is the center of a fertile agricultural region. While farming remains the largest industry in the county in terms of dollar value of goods produced, over 100 small manufacturing firms also operate in the county. The City of Medina is located in the center of the Cleveland-Akron-Lorain Standard Consolidated Statistical Marketing Area. Medina is located approximately 30 miles south of Cleveland and 15 miles west of Akron. Due to its proximity to Akron and Cleveland, a majority of Medina County’s labor force is employed in these two cities. The Bank operates one full-service office in Medina County, which is located in the Village of Lodi, in the southernmost part of the county, adjacent to Wayne County.

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

Stark County, located directly east of Wayne County, is characterized by a diverse economy that includes a rich manufacturing heritage, which results in the production of a wide variety of products. In addition to manufacturing, Stark County also has a strong agricultural base including the production of dairy products. The major employers in North Canton are Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) and the Timken Company (a world-wide manufacturer of tapered roller bearings and specialty steels). Jackson Township is the home to the Westfield Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries. North Canton is the location of one of the Bank’s branches.

Lending Activities

General. Historically, the principal lending activity of the Company was the origination of fixed and adjustable rate mortgage (“ARM”) loans collateralized by one-to-four family residential properties located in its market area. The Company originated ARM loans for retention in its portfolio, and fixed-rate loans eligible for resale in the secondary mortgage market. The Company continues to originate residential mortgage loans but is increasing the emphasis on the origination of loans collateralized by nonresidential and multi-family residential real estate, as well as commercial business loans. In addition, the Company is increasing its emphasis on the origination of consumer loans to broaden services offered to customers.

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less. At December 31, 2013, approximately $108.0 million, or 40.0%, of the Company’s total loans consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed-rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties. One-to-four family fixed-rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed-rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments. In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the years ended December 31, 2013 and December 31, 2012, the Company sold $7.3 million and $6.1 million, respectively, of fixed-rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers. The Company retains servicing on its sold mortgage loans. The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base. The Company has four experienced commercial lenders to manage this portfolio. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Overall, commercial business loans increased to $14.9 million at December 31, 2013, as compared to $8.9 million at March 31, 2010, nonresidential real estate and land loans decreased from $70.2 million, or 27.8%, of the total loan portfolio at March 31, 2010, to $67.1 million, or 25.0%, of the total loan portfolio at December 31, 2013.

Analysis of Loan Portfolio. Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	December 31,						March 31,
	2013		2012		2011		2011		2010
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$166,728	62.02%	$160,910	63.25%	$153,064	64.30%	$162,435	66.56%	$159,140	62.96%
Residential construction loans	4,951	1.84%	2,170	0.85%	753	0.32%	160	0.07%	2,098	0.83%
Multi-family residential	14,011	5.21%	9,790	3.85%	8,589	3.61%	8,308	3.40%	9,011	3.56%
Nonresidential real estate/land(2)	67,133	24.97%	65,761	25.85%	62,864	26.41%	62,508	25.61%	70,167	27.76%
Total mortgage loans	252,823	94.04%	238,631	93.80%	225,270	94.63%	233,411	95.65%	240,416	95.11%
Other loans:
Consumer loans(3)	1,110	0.41%	1,517	0.60%	2,257	0.95%	2,414	0.99%	3,402	1.35%
Commercial business loans	14,915	5.55%	14,245	5.60%	10,526	4.42%	8,204	3.36%	8,942	3.54%
Total other loans	16,025	5.96%	15,762	6.20%	12,783	5.37%	10,618	4.35%	12,344	4.88%
Total loans before net items	268,848	100.00%	254,393	100.00%	238,053	100.00%	244,029	100.00%	252,760	100.00%
Less:
Loans in process	4,217		2,647		1,691		413		2,507
Deferred loan origination fees	682		569		409		420		421
Allowance for loan losses	2,819		3,328		3,854		3,203		2,826
Total loans receivable, net	$261,130		$247,849		$232,099		$239,993		$247,006

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.3 million, $14.8 million, $15.9 million, $15.8 million and $16.5 million, as of December 31, 2013, 2012 and 2011, and March 31, 2011 and 2010, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.7 million, $2.3 million, $2.7 million, $2.8 million and $2.7 million as of December 31, 2013, 2012 and 2011, and March 31, 2011 and 2010, respectively.
(3)	Includes second mortgage loans of $566,000, $683,000, $1.2 million, $988,000, and $1.1 million as of December 31, 2013, 2012 and 2011, and March 31, 2011 and 2010, respectively.

Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of December 31, 2013, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
Mortgage loans:
One-to-four family residential:
Adjustable	$27,331	$6,994	$6,840	$—	$—	$—	$41,165
Fixed	963	940	3,033	11,697	78,607	30,323	125,563
Construction:
Adjustable	—	—	—	—	—	—	—
Fixed	—	—	—	—	1,638	3,313	4,951
Multi-family residential, nonresidential and land:
Adjustable	17,347	24,252	25,199	—	—	—	66,798
Fixed	58	100	274	454	8,911	4,549	14,346
Other loans:
Commercial business loans	5,541	5,536	3,470	183	185	—	14,915
Consumer	257	294	253	306	—	—	1,110

Total loans	$51,497	$38,116	$39,069	$12,640	$89,341	$38,185	$268,848

The following table sets forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable rate loans maturing or repricing after December 31, 2014.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One-to-four family residential	$124,600	$13,834
Construction	4,951	—
Multi-family residential, nonresidential and land	14,288	49,451
Consumer	853	—
Commercial business	4,000	5,374
Total loans	$148,692	$68,659

One-to-four family Residential Real Estate Loans. A significant part of the Company’s lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area. The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties. The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area. At December 31, 2013, the Company had $166.7 million, or 62.0%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

The Company’s fixed-rate loans generally are originated and underwritten according to standards that permit resale in the secondary mortgage market (so-called “conforming mortgages”) and, in accordance with the “Qualified Mortgage” (“QM”) rules that became effective January 10, 2014 as issued by the Consumer Financial Protection Bureau (“CFPB”) will be considered to be Qualified Mortgages. Certain loans may be originated with certain exceptions that make the loans non-conforming and not qualified mortgages. These loans are limited in number and are reported to the Bank’s board of Directors on a quarterly basis as exceptions to the Bank’s Loan Policy.

Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions. The Company’s fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company’s one-to-four family residential portfolio has increased $5.8 million or 3.6%, from December 31, 2012, to December 31, 2013. Sales into the secondary market were $7.3 million and $6.1 million for the years ended December 31, 2013 and 2012, respectively. Such sales generally constituted current period originations. There were no loans identified as held-for-sale at December 31, 2013, 2012, or 2011 or in any of the last two fiscal years ended as of March 31.

The Company currently offers one-to-four family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate risk position, and loan products offered by the Company’s competitors. The low interest rate environment over the last few years has resulted in a strong customer preference for fixed-rate mortgage loans.

The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully-indexed interest rate. All loans require monthly principal and interest payments and negative amortization is not permitted. One-to-four family residential ARM loans totaled $41.2 million, or 15.3% of the Company’s total loan portfolio at December 31, 2013.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company as predictable cash flows compared to long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company’s credit risk associated with its ARM loans is reduced because the Company has either a 3% or 5% cap on interest rate increases during the life of its ARM loans.

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of December 31, 2013, the Company’s home equity loan portfolio totaled $14.3 million, or 8.6%, of its one-to-four family mortgage loan portfolio.

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

Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $14.0 million, or 5.2%, of the Company’s total loan portfolio at December 31, 2013. The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At December 31, 2013, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $539,000. At December 31, 2013, the Company’s largest multi-family real estate loan had a principal balance of $3.0 million. Multi-family real estate loans currently are offered with adjustable interest rates or short term balloon maturities, although in the past the Company originated fixed-rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not have any multi-family real estate construction loans.

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

NonResidential Real Estate and Land Loans. Loans secured by nonresidential real estate constituted approximately $67.1 million, or 25.0%, of the Company’s total loan portfolio at December 31, 2013 compared to $63.4 million or 24.9% of the total loan portfolio at December 31, 2012. The Company has continued its strategy to diversify the loan portfolio and has experienced growth in loan demand over the past year. The Company’s nonresidential real estate loans are secured by improved property such as offices, small business facilities, and other nonresidential buildings. At December 31, 2013, approximately $48.4 million, or 77.2%, of these loans are borrower occupied. At December 31, 2013, most of the Company’s nonresidential real estate loans were secured by properties located within the Company’s market area. The

Company’s largest nonresidential real estate loan at December 31, 2013 had a principal balance of $3.2 million and the average balance of such loans was $358,000. The terms of each nonresidential real estate loan are negotiated on a case by case basis. Nonresidential real estate loans are currently offered with adjustable interest rates or short-term balloon maturities, although in the past the Company has originated fixed-rate, long-term, nonresidential real estate loans. Nonresidential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize nonresidential real estate construction loans. Included in the loan tables above are nonresidential construction loans totaling $1.1 million which were undisbursed at December 31, 2013.

Loans secured by nonresidential real estate generally involve a greater degree of risk than one-to- four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originates loans to commercial customers with land held as the collateral. Also included in this total were developed building lots of approximately $370,000. Land loans totaled $2.7 million at December 31, 2013.

Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property. At December 31, 2013, the Company had $5.0 million of its total loan portfolio invested in construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans. Commercial business loans totaled $14.9 million, or 5.6% of the Company’s total loan portfolio at December 31, 2013. The Company has four experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

As of December 31, 2013, consumer loans totaled $1.1 million, or 0.4%, of the Company’s total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed-rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less. Such loans are offered on a fixed-rate basis with terms of up to ten years. At December 31, 2013, second mortgage loans totaled $566,000, or 0.3%, of one-to-four family mortgage loans.

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

Consumer loans entail greater credit risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the current level of demand for used automobiles. The Company adds a general provision on a regular basis to its consumer loan loss allowance, based on, among other factors, general economic conditions and prior loss experience. See “—Delinquencies and Classified Assets—Nonperforming and Impaired Assets,” and “—Classification of Assets” for information regarding the Company’s loan loss experience and reserve policy.

Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company’s normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Conventional mortgage loans up to $240,000 can be approved by the manager of the mortgage loan department. The mortgage department manager can also approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000. All loans up to $300,000 can be approved by the Commercial Lending Vice President while the Chief Operating Officer can approve only commercial loans up to $300,000. Any loans between $300,000 and $500,000 must be approved by the Senior Vice President/Senior Loan Officer or the Chief Executive Officer. The Loan Committee must approve loans from $500,000 to $1.0 million and loans in excess of $1.0 million must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority. All approvals are subsequently ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2013, the Company had commitments to originate $458,000 of loans.

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

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	December 31,
	2013	2012	2011
	(In thousands)
Total loans receivable, net at beginning of period	$247,849	$232,099	$239,993
Loans originated:
One-to-four family residential(1)(2)	41,048	57,436	25,006
Multi-family residential	6,861	1,590	0
Nonresidential real estate/land(2)	16,330	7,532	7,493
Consumer loans	261	566.00	611
Commercial loans	7,315	2,741	2464
Total loans originated	71,815	69,865	35,574
Loans sold:
Whole loans	(7,335)	(6,147)	(2,503)
Total loans sold	(7,335)	(6,147)	(2,503)

Mortgage loans transferred to REO	(50)	(302)	(511)
Loan repayments	(51,149)	(47,666)	(40,454)
Total loans receivable, net at end of period	$261,130	$247,849	$232,099

__________________________

(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with FASB ASC 310-20. To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2013, the Company had $682,000 deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Company recognized fees and service charges of $1.2 million for the year ended December 31, 2013, $1.1 million for the year ended December 31, 2012, and $962,000 for the nine month period ended December 31, 2011.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2013, the Company’s largest concentration of loans to one borrower totaled $5.2 million. All of the loans in this concentration were current in accordance with their original terms at December 31, 2013. The Company had no loans at December 31, 2013, which exceeded the loans to one borrower regulations.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The exception to this rule is a Troubled Debt Restructured loan or “TDR”. A loan is considered a TDR when the Bank concedes to terms normally not extended to a borrower experiencing a financial hardship. With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried at the lower of cost or fair value. At December 31, 2013, the Company had $10.2 million of impaired loans, of which $8.7 million were performing in accordance with their terms at such date.

At December 31, 2013, the Company had nonperforming loans totaling $2.9 million composed of $1.9 million in residential mortgage loans, other mortgage loans of $1.0 million and commercial loans totaling $2,000. The ratio of nonperforming and impaired loans to loans receivable was 4.4% at December 31, 2013. At December 31, 2013, the largest nonperforming nonresidential real estate loan totaled $810,000. In the opinion of management, as of December 31, 2013, no significant unreserved loss is anticipated on any nonperforming loan. At December 31, 2012, the Company had nonperforming loans of $5.3 million and a ratio of nonperforming and impaired loans to loans receivable of 5.8%. Of the nonperforming loans at

December 31, 2012, $2.1 million were one-to-four family residential mortgage loans, nonresidential real estate loans totaled $3.1 million and commercial loans totaling $32,000. The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.

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

	December 31,			March 31,
	2013	2012	2011	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family residential	$1,851	$2,097	$2,433	$2,739	$2,072
All other mortgage loans	—	—	—	70	152
Nonresidential real estate loans	1,045	3,123	3,271	2,292	1,320
Non-mortgage loans:
Commercial business loans	2	32	92	33	772
Consumer	—	4	12	23	3
Total non-accrual loans	2,898	5,256	5,808	5,157	4,319
Accruing loans 90 days or more delinquent	—	—	—	—	—

Total nonperforming loans (1)	2,898	5,256	5,808	5,157	4,319
Loans deemed impaired (2)	8,698	9,225	5,145	5,827	2,185
Total nonperforming and impaired loans	11,596	14,481	10,953	10,984	6,504
Total real estate owned (3)	—	318	1,283	2,214	2,888
Total nonperforming and impaired assets	$11,596	$14,799	$12,236	$13,198	$9,392

Total nonperforming and impaired loans to net loans receivable	4.44%	5.84%	4.72%	4.58%	2.63%
Total nonperforming and impaired loans to total assets	2.83%	3.60%	2.67%	2.69%	1.60%
Total nonperforming and impaired assets to total assets	2.83%	3.68%	2.98%	3.24%	2.31%

________________________________

(1)	Includes $997,000 of impaired loans at December 31, 2013.
(2)	Includes loans deemed impaired of $8.7 million at December 31, 2013 that were performing, as of such date.
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the years ended December 31, 2013 and December 31, 2012, gross interest income of $112,000 and $159,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $18,000 and $16,000 for the years ended December 31, 2013 and December 31, 2012, respectively. The Company recognized interest income on impaired loans for the years ended December 31, 2013 and December 31, 2012 of $424,000 and $300,000, respectively.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	December 31,			March 31,
	2013	2012	2011	2011	2010
	(In thousands)
Loans past due 60-89 days	$292	$341	$289	$203	$1,095
Loans past due 90 days or more	1,435	2,501	2,784	3,188	3,804
Total past due 90 days or more	$1,727	$2,842	$3,073	$3,391	$4,899

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

When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off such amount. A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, which can order the establishment of additional general or specific loss allowances. The Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	December 31,			March 31,
	2013	2012	2011	2011	2010
	(In thousands)
Substandard assets (1)	$11,081	$14,798	$13,354	$13,129	$8,571
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$11,081	$14,798	$13,354	$13,129	$8,571

_____________________________

(1)	Includes REO, if any at the dates indicated.

Allowance for Loan Losses. In determining the amount of the allowance for loan losses at any point in time, management and the Board of Directors apply a systematic process focusing on the risk of loss in the loan portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated individually for potential impairment in their carrying value. Second, management applies historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of overall risk in the economy. However, the analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with the corresponding reduction in earnings.

During the years ended December 31, 2013, and 2012, and during the nine month fiscal period ended December 31, 2011, the Company added $220,000, $773,000 and $806,000, respectively, to the provision for loan losses. The Company’s allowance for loan losses totaled $2.8 million, $3.3 million and $3.9 million at December 31, 2013, 2012 and 2011, respectively. The provision for loan losses in the fiscal periods ended December 31, 2013, 2012 and 2011 was based on the level of nonperforming loans and charge-offs, as well as the size and risk profile of the loan portfolio and assessments of internal and external factors as prescribed by regulation. While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management’s knowledge, all known losses as of December 31, 2013, have been recorded.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	December 31,			March 31,
	2013	2012	2011	2011	2010
	(Dollars in thousands)
Loans receivable, gross	$263,949	$251,177	$235,953	$243,196	$249,832
Average loans receivable, net	251,156	235,894	233,374	241,396	252,020
Allowance balance, at beginning of period	3,328	3,854	3,203	2,826	2,484
Provision for losses:	220	773	806	552	1,643
Mortgage loans:
One-to-four family	(130)	(146)	(157)	(112)	(267)
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	(621)	(1,199)	—	(5)	(784)
Other loans:
Consumer	(2)	(11)	—	(1)	—
Commercial	—	(1)	—	(81)	(279)
Gross charge-offs	(753)	(1,357)	(157)	(199)	(1,330)
Recoveries:
Mortgage loans:
One-to-four family	10	42	—	8	28
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land		—	—	15	—
Other loans:
Consumer	12	1	2	1	1
Commercial	2	15	—	—	—
Gross recoveries	24	58	2	24	29
Net charge-offs	(729)	(1,299)	(155)	(175)	(1,301)

Allowance balance, at end of period	$2,819	$3,328	$3,854	$3,203	$2,826
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.07%	1.32%	1.63%	1.32%	1.13%
Net loan charge-offs as a percent of average loans receivable, net	0.29%	0.55%	0.07%	0.07%	0.52%
Ratio of allowance for loan losses to total non- performing assets at end of period	97.27%	59.71%	54.35%	43.45%	39.22%
Ratio of allowance for loan losses to non- performing loans at end of period	97.27%	63.31%	66.36%	62.11%	65.43%
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

	December 31,						March 31,
	2013		2012		2011		2011		2010
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,017	62.0%	$1,122	63.2%	$1,129	64.3%	$1,073	66.5%	$1,175	62.9%
Residential Construction	—	1.8%	—	0.8%	—	0.3%	—	0.1%	—	0.8%
Multi-family Residential	265	5.2%	249	3.9%	77	3.6%	231	3.4%	123	3.6%
Nonresidential real estate and land	1,261	25.0%	1,676	25.9%	2,470	26.4%	1,736	25.6%	1,325	27.8%
Other loans:
Consumer	5	0.4%	6	0.6%	9	1.0%	5	1.0%	40	1.4%
Commercial	271	5.6%	275	5.6%	169	4.4%	158	3.4%	163	3.5%
Total allowance for loan losses	$2,819	100.0%	$3,328	100.0%	$3,854	100.0%	$3,203	100.0%	$2,826	100.0%

Investment Activities

The Company’s cash and cash equivalents, consisting of cash and due from banks and interest bearing deposits due from other financial institutions with original maturities of three months or less, totaled $13.4 million at December 31, 2013, compared to $12.1 million at December 31, 2012, an increase of $1.3 million. The Company’s investment portfolio is comprised of investment securities, and state and local obligations. The carrying value of the Company’s investment securities totaled $27.8 million at December 31, 2013, compared to $26.9 million at December 31, 2012.

Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in the Company’s loan origination and other activities.

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or meeting investment grade credit quality standards in accordance with the Board approved investment policy and regulatory guidance that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives, to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk and meet Community Reinvestment Act (“CRA”) requirements by investing in specified loan pools. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities. These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). Total mortgage-backed securities, including those designated as available-for-sale, decreased to $82.5 million at December 31, 2013 from $88.4 million at December 31, 2012, primarily due to principal reductions used to fund loan growth and deposit withdrawals during the year.

The Company’s holdings of private-label collateralized mortgage obligations totaled $704,000 at December 31, 2013 compared to $1.1 million at December 31, 2012. All such securities were rated AAA at the time of purchase and the remaining four holdings continue to be rated AAA. The three positions contain collateral that was originated during 2003 or earlier. In addition, management reviews a monthly analysis of actual and projected cashflows for the three securities to determine whether or not any other-than-temporary impairment (“OTTI”) exists. At December 31, 2013 and December 31, 2012, no OTTI was identified with respect to these securities.

The Company’s objectives in investing in mortgage-backed securities vary from time to time depending upon market interest rates, local mortgage loan demand, the Company’s level of liquidity and the need for CRA investments. Mortgage-backed securities are more liquid than whole loans, can be readily sold in response to market conditions and changes in interest rates and provide monthly principal and interest cash flows that can be used to fund loan demand or reinvested in the securities portfolio. Mortgage-backed securities purchased by the Company also have lower credit risk because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

Investments in state and municipal obligations are made to generate tax exempt income, to manage interest rate risk through call protection, to diversify security types in the investment portfolio and to meet the requirements of CRA for investments in the Bank’s CRA assessment area. Credit analysis of state and municipal obligations is completed in compliance with regulatory requirements to avoid reliance on ratings published by Nationally Recognized Statistical Ratings Organizations (“NRSRO”). The portfolio of state and municipal obligations is reviewed on a regular basis for classification and impairment in accordance with regulatory and accounting guidance. No impairment was recognized in the portfolio at December 31, 2013 or December 31, 2012 and no obligations were classified at either date.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

	December 31,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment portfolio:

U.S. Government and agency obligations	$246	$246	$285	$286	$1,704	$1,729
Municipal obligations	27,240	27,059	24,991	26,522	24,701	25,991
Mortgage-backed securities of government sponsored entities	81,291	81,737	85,425	87,344	100,343	102,871
Private-label collateralized mortgage obligations	675	704	1,067	1,106	1,693	1,741
Federal Home Loan Bank stock	5,025	5,025	5,025	5,025	5,025	5,025
Total investments	$114,477	$114,771	$116,793	$120,283	$133,466	$137,357

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at December 31, 2013. At such date, the Company did not hold any investment securities with maturities in excess of 30 years.

	At December 31, 2013
	Less than one year		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	$—	0.00%	$—	0.00%	$—	0.00%	$246	0.81%
Municipal obligations (tax equivalent yields)	—	—	3,935	5.49%	7,283	4.59%	16,022	5.53%
Mortgage-backed securities of government-sponsored entities	—	—	1,358	5.13%	21,080	2.28%	58,853	2.49%
Private-label collateralized mortgage obligations	—	—	—	—	132	4.99%	543	4.75%
Total investment securities	$—	0.00%	$5,293	5.39%	$28,495	2.89%	$75,664	3.16%

	At December 31, 2013
	Total Investment Securities
	Average Life In Years	Amortized Cost	Market Value	Weighted- Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	11.96	$246	$246	0.81%
Municipal obligations (tax equivalent yields)	10.74	27,240	27,059	5.27%
Mortgage-backed securities of government-sponsored entities	14.09	81,291	81,737	2.48%
Private-label collateralized mortgage obligations	17.84	675	704	5.14%
Total investment securities	13.26	$109,452	$109,746	3.20%
18

Sources of Funds

General. The Company receives cash for the annual ESOP loan payment and dividends from the Bank for the company to fund operating expenses, tax settlement, cash dividends to shareholders and stock repurchases. Dividends from the Bank to the Company are subject to regulatory approval as discussed under “Federal Regulation – Limitations on Capital Distributions” below.

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

Deposit Portfolio. Savings and other deposits in the Company as of December 31, 2013, were comprised of the following:

Weighted- Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
			(In Thousands)
0.03%	None	Checking accounts	$100	$85,952	25.46%
0.11%	None	Savings accounts	50	72,082	21.35%
0.15%	None	Money market accounts	2,500	49,058	14.53%

		Certificates of Deposit
0.18%	12 months or less	Fixed term, fixed-rate	500	13,099	3.88%
0.33%	13 to 24 months	Fixed term, fixed-rate	500	24,777	7.34%
0.85%	25 to 36 months	Fixed term, fixed-rate	500	11,354	3.36%
1.81%	37 months or more	Fixed term, fixed-rate	500	62,505	18.53%
0.59%	Negotiable	Jumbo certificates	100,000	18,744	5.55%
				$337,571	100.00%
19

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at December 31, 2013	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2012	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2011	Percent of Deposits
	(Dollars in Thousands)
Checking accounts	$85,952	25.46%	$5,284	$80,668	24.62%	$3,918	$76,750	22.99%
Savings accounts	72,082	21.35%	6,467	65,615	20.02%	5,917	59,698	17.88%
Money market accounts	49,058	14.53%	2,444	46,614	14.22%	(2,622)	49,236	14.75%
Certificates of deposit(1)
Original maturities of:
12 months or less	13,099	3.88%	(12,547)	25,646	7.83%	(1,103)	26,749	8.01%
13 to 24 months	24,777	7.34%	(2,335)	27,112	8.27%	1,560	25,552	7.65%
25 to 36 months	11,354	3.36%	(3,405)	14,759	4.50%	(8,509)	23,268	6.97%
37 months or more	62,505	18.53%	10,845	51,660	15.76%	(5,015)	56,675	16.98%
Negotiated jumbo	18,744	5.55%	3,081	15,663	4.78%	(257)	15,920	4.77%
Total	$337,571	100.00%	$9,834	$327,737	100.00%	$(6,111)	$333,848	100.00%

______________________________

(1)	Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances. IRAs totaled $28.8 million, $31.1 million and $32.9 million, as of December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the average dollar amount and weighted-average rate of deposits in the various types of accounts offered by the Company for the periods indicated.

	Year ended December 31, 2013			Year ended December 31, 2012			Nine months ended December 31, 2011
	Average Balance	Percent of Deposits	Weighted- Average Rate	Average Balance	Percent of Deposits	Weighted- Average Rate	Average Balance	Percent of Deposits	Weighted- Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$28,973	8.82%	0.00%	$29,566	9.03%	0.00%	$27,548	8.41%	0.00%
Checking accounts	50,542	15.38%	0.05%	45,947	14.03%	0.05%	42,422	12.94%	0.08%
Savings accounts	69,483	21.15%	0.11%	63,218	19.31%	0.10%	59,608	18.19%	0.09%
Money market accounts	48,841	14.86%	0.15%	48,033	14.67%	0.15%	46,656	14.24%	0.17%
Certificates of deposit	130,762	39.79%	1.16%	140,651	42.96%	1.39%	151,486	46.22%	1.36%
Total deposits	$328,601	100.00%	0.52%	$327,415	100.00%	0.65%	$327,720	100.00%	0.68%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In Thousands)
Rate
0.00 - 2.00%	$106,648	$102,216	$103,350
2.01 - 4.00%	23,821	32,570	36,068
4.01 - 5.00%	10	54	8,746
Total	$130,479	$134,840	$148,164

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2013.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In Thousands)
Rate
0.00 - 2.00%	$48,749	$33,258	$6,438	$18,203	$106,648
2.01 - 4.00%	7,298	10,198	1,235	5,090	23,821
4.01 - 5.00%	—			10	10
Total	$56,047	$43,456	$7,673	$23,303	$130,479

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$6,408
Over three months through six months	6,718
Over six months through twelve months	7,206
Over twelve months	33,328
Total	$53,660

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At December 31, 2013, the Company had $22.5 million in advances outstanding offset with $164,000 in deferred prepayment penalties.

The FHLB functions as a central reserve bank providing credit for member financial institutions. Members of the FHLB are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on a fixed percentage of a member institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral available to secure additional borrowings.

Other short-term borrowings consist of repurchase agreements executed with customers as part of a commercial account sweep program. A portion of the Bank’s securities portfolio is used to support this program.

	Year ended December 31,		Nine months ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$22,336	$26,627	$37,027
Balance at end of period	22,336	21,217	26,597
Average balance	21,669	24,134	32,619

Weighted-average interest rate on:
Balance at end of period	2.64%	2.85%	2.67%
Average balance for period	2.82%	2.78%	3.05%

	Year ended December 31,		Nine months ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Other short-term borrowings:
Maximum month-end balance	$8,373	$8,317	$6,221
Balance at end of period	7,212	7,077	5,278
Average balance	6,546	6,767	5,541

Weighted-average interest rate on:
Balance at end of period	0.15%	0.15%	0.15%
Average balance for period	0.15%	0.15%	0.24%

Competition

The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. The Bank’s most direct competition for deposits has come historically from commercial banks, other savings associations, and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company’s market area includes branches of several commercial banks that are substantially larger than the Company in terms of state-wide deposits. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company’s market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services, particularly local decision making, it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets.

Subsidiaries

At December 31, 2013, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 87 full-time employees and 26 part-time employees at December 31, 2013. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Regulation

The regulatory environment for both the Company and the Bank changed significantly on July 21, 2011 in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  On July 21, 2011, the regulatory responsibilities of the Office of Thrift Supervision (the “OTS”), formerly the primary federal regulator of both the Company and the Bank were transferred to other regulatory agencies.  As a Savings and Loan Holding Company, the Company became subject to examination, supervision and extensive regulation by the Federal Reserve Bank of Cleveland (the “FRB”).  With respect to the Bank, the federal examination responsibilities formerly held by the OTS were transferred to the FDIC.  In addition, federal savings and loan associations are subject to regulations and rules as promulgated by the Office of the Comptroller of the Currency (the “OCC”). As part of the regulatory transition from the OTS to the FDIC, the Bank was required to transition from the OTS Thrift Financial Report to the Call Report used by the FDIC effective with the March 31, 2012 quarterly filing.

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

Federal Regulation of Savings and Loan Holding Companies

In accordance with the provisions of the Dodd-Frank Act, the OTS was abolished on July 21, 2011.  The supervisory responsibilities formerly assigned to the OTS with respect to the Company were transferred to the FRB.  As a unitary thrift holding company, the Company is deemed to be “non-complex” by the FRB.  As a non-complex holding company, the supervision of the Company is largely determined by the examination ratings given to the Bank by the FDIC.  As part of the regulatory transition from the OTS to the FRB, the Company transitioned from the OTS reporting formats to the FRB reporting format.

Federal Regulation of Savings Institutions

Business Activities. The activities of savings associations are governed by the Home Owners’ Loan Act, as amended (the “HOLA”) and, in certain respects, the Federal Deposit Insurance Act (the “FDI Act”). These federal statutes, among other things, (1) limit the types of loans a savings association may make and (2)  restrict the aggregate amount of loans secured by nonresidential real estate property to 400% of capital. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Company or the Bank.

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, fair lending laws and certain other statues.

The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Although the Bank has less than $10 billion in assets, the impact of the formation of the CFPB has caused a ripple effect across all bank regulatory agencies, and placed a renewed focus on consumer protection and compliance efforts. For examples of this new authority, the CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2013, the Company maintained 73.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. Regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A “well-capitalized” institution can, after prior notice and non-objection by the regulatory authorities, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of December 31, 2013, the Bank was a “well-capitalized” institution.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by federal regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company received a “satisfactory” CRA rating under the current CRA regulations in its most recent performance evaluation, dated July 08, 2013.

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

The risk-based capital guidelines for savings institutions require the maintenance of Tier 1 (core) and total capital (which is defined as core capital plus Tier 2 capital) to risk-weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight assigned by the capital regulations based on the risks which are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio. The components of Tier 2 capital currently include qualifying subordinated debt and redeemable preferred stock, cumulative perpetual preferred stock, allowance for loan and lease losses, and unrealized gains on available-for-sale equity securities. Allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of total risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of core capital.

Prompt Corrective Regulatory Action

Under the regulatory framework for prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. At December 31, 2013 the Bank satisfied all requirements for inclusion in the “well capitalized” category.

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

During the first quarter of fiscal 2010, the Board of the FDIC adopted a rule imposing a 5 basis point special assessment on insured institutions that was paid on September 30, 2009. Additionally, the FDIC imposed a prepaid risk-based assessment of premiums on all banks for the 2010 through 2012 calendar years in order to rebuild its insurance fund. The Bank paid $1.9 million in December 2009 and received a refund of the unused assessment during 2013. At December 31, 2013 there was no remaining prepaid balance, while at December 31, 2012 the prepaid balance was $596,000.

The Bank and the Company were participants in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), adopted by the FDIC on November 21, 2008. The program had two components, the Debt Guarantee Program (“Debt Program”) which extended through June 2012 and the Transaction Account Guarantee Program (“TAG Program”) that expired in December 2012. Neither the Bank nor the Company issued any debt guaranteed by the Debt Program.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at December 31, 2013, of $5.0 million. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.2% for the year ended December 31, 2013. In the event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Bank’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI can be conducted on a joint basis with the FDIC but may also be conducted on an alternating basis. The Bank’s most recent examination during the quarter ending March 31, 2013 was conducted by the ODFI. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Longer prison terms now apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

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

Retained earnings as of December 31, 2013 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2010 have been closed by statute or examination.

Ohio Taxation. The Bank filed Ohio franchise tax returns in 2013. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns. Beginning in 2014, the Corporation and the Bank will begin remitting the Financial Institutions Tax (“FIT”) as a replacement of the Ohio Franchise Tax. The amount of this tax will be reduced from the Franchise Tax of 1.3% to 0.8% on a higher base figure, reducing the Company’s expense approximately $136,000.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Company paid Delaware franchise taxes of $32,000 for the year ended December 31, 2013.

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

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties. Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies. The current economic climate, with associated legislative, regulatory, fiscal and monetary policy initiatives, may materially adversely affect the Company’s operations. One example of this effect is the Federal Reserve’s “Quantitative Easing” program, that has potentially kept interest rates low for a prolonged period of time and has potentially had other macroeconomic effects such as an increase in housing prices in excess of fundamental values (a so-called “bubble”) and a prolonged increase in stock market values. Another example of this effect is the Affordable Care Act and the unknown potential changes in the cost of health care and the effect on employee recruitment and retention and the Company’s cost of doing business.

Changes in interest rates could have a material adverse effect on our operations. The operations of financial institutions such as the Bank are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest earning assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental fiscal and monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates. In addition, the prolonged period of low interest rates in recent years has potentially altered consumer behavior with respect to loans and deposits, increasing regulatory scrutiny of interest rate risk management processes and increasing the difficulty of modeling potential future consumer behaviors and the risk of an incorrect forecast of profitability under a variety of potential interest rate scenarios.

The strength and stability of other financial institutions may adversely affect our business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, mutual funds and other institutional clients. Rumors or questions about one or more financial services institutions or the financial services industry in general have led to liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan. Any such losses could materially and adversely affect our results of operations.

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

New mortgage lending rules may increase the risk associated with our residential mortgage lending business. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meeting the definition of a “qualified mortgage” may be protected from liability. While we believe that our current loan policy is consistent with the guidance, making the majority of our loans “qualified mortgages,” there is the possibility that in the event of a dispute, regulators or courts may come to a different conclusion and the Bank may be exposed to unexpected liability.

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

We may not be able to achieve or successfully manage continued growth. The Company has pursued and continues to pursue a strategy of organic growth. The success of the Company's growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services. This growth strategy may present special risks, such as the risk that the Company will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing new products and services, the risk that the Company will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

Anti-Takeover Provisions could negatively impact the Company’s shareholders. In addition to state and federal laws and regulations governing changes in control of insured depository institutions or holding companies, the Company's Certificate of Incorporation and Bylaws contain certain provisions that may delay or make more difficult an acquisition of control of the Company. Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Delaware requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the principal stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. Further, the Company has 500,000 shares of authorized but unissued preferred stock, par value $0.10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

The Company’s common stock trading volume may not provide adequate liquidity for investors. The Company’s common stock is traded on the Nasdaq Global Market under the symbol "WAYN", but trading volume has not been significant. There can be no assurance given as to the liquidity of the market for the common stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the common stock and other factors beyond the control of the Company.

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

Our ability to pay dividends may be limited. The Company is a savings and loan holding company, which is substantially dependent on the profitability of its subsidiary and the upstream payment of dividends from the Bank to the Company. Under state and federal banking law, the payment of dividends by the Bank to the Company is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if Bank profits are earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to its shareholders.

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

Material breaches in the security of bank systems may have a significant effect on the Company business. The Company’s subsidiary bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by the Bank and third party service providers. The Bank has security, backup and recovery systems in place, as well as a business continuity plan to ensure the Bank’s systems will not be inoperable. The Company’s subsidiary bank also has security to prevent unauthorized access to the system. In addition, the Bank requires third party service providers to maintain similar controls. However, the Bank cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.          Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full-service branch offices located in its market area. The following table sets forth information about its offices as of December 31, 2013.

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

The Company’s accounting and recordkeeping activities are maintained through an in-house data processing system with software provided by a third party vendor

ITEM 3.          Legal Proceedings

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

December 31, 2013	High	Low	Cash Dividend Declared
First Quarter	$10.22	$9.25	$0.07
Second Quarter	$10.67	$9.08	$0.08
Third Quarter	$10.97	$9.72	$0.08
Fourth Quarter	$10.94	$10.00	$0.08

December 31, 2012	High	Low	Cash Dividend Declared
First Quarter	$9.48	$7.70	$0.06
Second Quarter	$9.47	$8.20	$0.07
Third Quarter	$9.10	$8.10	$0.07
Fourth Quarter	$9.45	$8.78	$0.07

As of February 11, 2014, the Company had 1,120 shareholders of record and 2,843,439 shares of common stock outstanding. The number of record shareholders does not reflect the number of brokers or persons whose stock is in nominee or “street name” accounts through brokers.

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

The Company’s primary source of funds with which to pay dividends is cash and cash equivalents held at the holding company level and dividends from the Bank. The Bank’s ability to pay dividends to the Company is limited by regulations, and the Bank is required to notify and receive non-objection or apply and receive approval under certain conditions from the Federal Reserve Bank of the payment of dividends to the Company.

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

Equity Compensation Plan Information

During 2013 the Company’s stock option plan expired. Therefore as of December 31, 2013 there were no compensation plans under which equity securities of the Company were authorized for issuance.

The following table sets forth information with respect to purchases made on or on behalf of the Company shares of common stock of the Company during the indicated periods.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
October 1 - 31, 2013	—	$—	118,114	104,242
November 1 - 30, 2013	42,560	$10.38	160,674	61,682
December 1 - 31, 2013	—	$—	160,674	61,682
Total	42,560	$10.38	160,674	61,682

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

	December 31,			March 31,
	2013	2012	2011	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$410,293	$402,117	$410,097	$407,738	$406,032
Loans receivable, net	261,130	247,849	232,099	239,993	247,006
Mortgage-backed securities (1)	82,451	88,405	104,596	105,013	96,901
Investment securities	27,797	26,861	27,720	27,534	23,660
Cash and cash equivalents (2)	13,381	12,055	19,816	8,271	9,875
Deposits	337,571	327,737	333,848	320,072	311,934
Stockholders' equity	38,552	39,785	39,715	38,279	36,995

(1) Includes mortgage-backed securities available-for-sale and private-label collateralized mortgage obligations.

(2) Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
	2013	2012	2011	2011	2010
Selected Operating Data:	(In thousands, except per share amounts)
Interest income	$14,397	$15,303	$12,608	$17,985	$19,940
Interest expense	2,321	2,798	2,979	5,214	6,645
Net interest income	12,076	12,505	9,629	12,771	13,295
Provision for loan losses	220	773	806	552	1,643
Net interest income after provision for loan losses	11,856	11,732	8,823	12,219	11,652
Noninterest income	1,596	1,938	1,490	1,831	2,027
Noninterest expense	10,763	11,570	8,745	11,267	10,836
Income before income taxes	2,689	2,100	1,568	2,783	2,843
Federal income taxes	633	378	234	585	606

Net Income	$2,056	$1,722	$1,334	$2,198	$2,237

Basic earnings per share	$0.72	$0.59	$0.46	$0.75	$0.77
Diluted earnings per share	$0.72	$0.59	$0.46	$0.75	$0.77
Cash dividends declared per common share	$0.31	$0.27	$0.18	$0.24	$0.21

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
	2013	2012	2011	2011	2010
Key Operating Ratios and Other Data:
Return on average assets (net income divided by average total assets) (1)	0.51%	0.43%	0.43%	0.54%	0.55%
Return on average equity (net income divided by average equity) (1)	5.24%	4.28%	4.49%	5.75%	6.16%
Average equity to average assets	9.77%	9.99%	9.68%	9.34%	9.00%
Equity to assets at year end	9.40%	9.89%	9.68%	9.39%	9.11%
Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.17%	3.31%	3.26%	3.26%	3.41%
Net interest margin (net interest income as a percentage of average interest- earning assets) (1)	3.20%	3.34%	3.32%	3.32%	3.50%
Noninterest expense to average assets (1)(2)	2.67%	2.87%	2.85%	2.75%	2.69%
Nonperforming and impaired loans to loans receivable, net	4.44%	5.84%	4.72%	4.58%	2.63%
Nonperforming and impaired assets to total assets	2.83%	3.68%	2.98%	3.24%	2.31%
Average interest-earning assets to average interest-bearing liabilities	105.72%	104.43%	105.32%	104.77%	104.82%
Allowance for loan losses to nonperforming and impaired loans	24.31%	22.98%	35.19%	23.48%	43.45%
Allowance for loan losses to nonperforming and impaired assets	24.31%	22.49%	31.50%	19.04%	30.09%
Net interest income after provision for losses on loans, to noninterest expense (2)	110.42%	101.40%	100.89%	108.45%	107.29%
Number of full-service offices	11	11	11	11	11
Dividend payout ratio	42.80%	45.76%	39.51%	31.94%	28.21%

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

These continuing initiatives include the execution of a comprehensive marketing and sales program to increase top line revenue of the Company through both loan and fee income generating activities, recognizing that marketing, product development, sales training, sales management and staffing expenses for new revenue generating positions are likely to increase ahead of revenue.

Another ongoing activity is the review of branch facilities, branch staff and staffing across the Bank to identify opportunities for reductions in staff or reallocation of staff and reductions in facilities costs to improve operational efficiency without impairing revenue generation ability and considering the potential effect on shareholder’ equity.

A further ongoing initiative, following an 18 month review process, is the upgrading of information technology solutions, based on a two year implementation plan, to improve internal operating efficiency and customer service while remaining attentive to the potential effect on short and long-term operating results.

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

Discussion of Financial Condition Changes December 31, 2013 from December 31, 2012

At December 31, 2013, total assets increased $8.2 million, or 2.0%, to $410.3 million from the $402.1 million at December 31, 2012 mainly due to a $1.3 million increase in cash and cash equivalents, and a $13.3 million, or 5.4%, increase in net loan balances, partially offset by $5.0 million, or 4.4% decrease in securities. During the year ended December 31, 2013, the Bank originated $63.7 million of loans, received payments of

$42.6 million and transferred $50,000 to foreclosed assets held for sale. The increase in loan balances was funded from the cash flows from securities and a $9.8 million increase in deposits compared to the prior year.

At December 31, 2013 and December 31, 2012, the allowance for loan losses totaled $2.8 million, or 1.07% of gross loans and $3.3 million, or 1.33%, of gross loans, respectively. In determining the amount of the loan loss allowance at any point of time, management systematically determines the risk of loss in the portfolio. First, delinquent and classified nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At December 31, 2013, all delinquent and classified residential, nonresidential, multi-family and commercial loans were analyzed, with $909,000 of the reserve being allocated to these categories of loans. The largest loan in this category consisted of a commercial real estate loan amounting to $810,000 at December 31, 2013. The Company recorded two partial charge-offs during the year that represented the majority of the reduction in the specific reserve allocation from $1.4 million at December 2012, as a result of management’s evaluation of the probability of the full repayment of principal on these loans. The second step in determining the allowance for loan losses is to calculate a reserve based on the historical loss experience of each individual loan type in the portfolio. In addition to the historic loss percentage, management also incorporates an additional risk factor based on the perception of the overall risk in the economy. Finally, to provide additional assurance with respect to the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides an independent validation of the Bank’s loan grading process. Management recorded a $220,000 provision for losses on loans for the year ended December 31, 2013, a decrease of $553,000 from the $773,000 recorded for the year ended December 31, 2012.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2013.

A prepaid asset of $1.5 million was created in the third fiscal quarter of 2010 due to the FDIC imposing a prepaid assessment on all insured institutions, including the Company’s subsidiary. The amount of the prepaid premium covered the fourth calendar quarter of 2009 and all of calendar years 2011 and 2012 with any remaining balance to be refunded in June 2013, and included a 5% deposit growth assumption. Actual deposit insurance premium expense is calculated by the FDIC on a quarterly basis. During the term when the FDIC retained the prepaid assessment the expense was charged against the prepaid asset. However, now that the prepaid assessment has been refunded to the Company’s subsidiary bank, the expense is cash funded on a quarterly basis. There was no remaining prepaid balance at December 31, 2013 compared to a balance of $596,000 at December 31, 2012.

Deposits totaled $337.6 million at December 31, 2013, an increase of $9.8 million, or 3.0%, from December 31, 2012. Demand accounts increased $5.3 million, or 6.6%, and savings and money market accounts increased by $8.9 million, or 7.9%, which were partially offset by a decrease in time deposit of $4.4 million, or 3.2%. The Company continues to experience an increase in low cost liquid deposit accounts as customers chose to keep funds in more liquid types of accounts due to the low level of market interest rates and as management exercised discipline during the period with regard to the pricing of retail certificates. In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits. Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit customers with no relationship with the Bank to move to other alternatives.

Advances from the FHLB increased $1.1 million, from $21.2 million at December 31, 2012 to $22.3 million at December 31, 2013 mainly due to an increase in fixed-rate term advances. During 2013, a maturing high cost advance was increased and renewed into a longer term at a historically low cost for the purpose of extending liability duration to reduce interest rate sensitivity. During December 2010, the Bank prepaid $8.5 million of existing fixed-rate and term advances to reduce the carrying cost and extend the maturity dates of those advances into 2014 and 2015 to take advantage of the low interest rate environment at that time and to extend liability duration at a cost lower than the use of retail certificates of deposit. As part of this restructuring transaction, a $526,000 prepayment penalty was paid and deferred. The remaining unamortized balance of $164,000 is reflected as a reduction in the carrying value of advances and will be amortized into interest expense over the remaining term of the new advances.

At December 31, 2013, stockholders’ equity totaled $38.6 million, a decrease of $1.2 million, or 3.1%, compared to the balance at December 31, 2012. This decrease is primarily due to dividends declared of $880,000, purchases of treasury stock totaling $1.2 million, and a $1.3 million decrease in accumulated other comprehensive income. The decrease in other comprehensive income included a $1.8 million decrease in unrealized gains on available-for-sale securities, partially offset by a $509,000 increase related to post retirement benefits. The increase in post-retirement benefits includes a $321,000 decrease in the pension unrecognized net loss, and a $188,000 decrease in the unrecognized net loss arising from the cost of post retirement split dollar life insurance coverage as part of the Company’s bank-owned life insurance plan. These decreases were partially offset by net income of $2.1 million during the current year period.

The purchase of treasury shares during the current year period were made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013, the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 61,682 shares of its common stock outstanding as of December 31, 2013.

Comparison of operating results for the years ended December 31, 2013 and December 31, 2012

General

Net income totaled $2.1 million for the year ended December 31, 2013, and $1.7 million for the year ended December 31, 2012. The increase in net income was primarily due to decreases in both the provision for loan losses and noninterest expense, partially offset by decreases in net interest income and noninterest income, and an increase in provision for federal income taxes.

Interest Income

Interest income decreased $906,000, or 5.9%, to $14.4 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. This decrease was primarily due to a 27 basis point (bp) decrease in the average yield on interest-earning assets to 3.82% at December 31, 2013, from 4.09% for the year ending December 31, 2012, partially offset by a $3.0 million increase in the average balance of interest earning assets.

Interest income on loans decreased $307,000, or 2.6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. This decrease is primarily due to a to a 42 bp decrease in the weighted-average yield on loans to 4.59% at December 31, 2013 compared to 5.01% at December 31, 2012, partially offset by a $15.3 million increase in the average balance of loans. The decrease in the yield was due to the continuation of the overall low market interest rate environment, while the increase in the average balance was due to a shift in the Company’s mix of earning assets from lower yielding securities into higher yielding loans.

Interest income on securities decreased $584,000, or 18.0%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. This decrease is primarily due to a 15 bp decline in the weighted-average yield to 2.35% at December 31, 2013 compared to 2.50% for the year ended December 31, 2012, and a $16.7 million decrease in the average balance of securities. The decrease in the yield was due to lower reinvestment yields on purchases that replaced higher yielding securities that prepaid or matured, while the decline in the average balance was due to the Company reinvesting securities cash flows into higher yielding loans.

Interest Expense

Interest expense for the year ended December 31, 2013, totaled $2.3 million, a decrease of $477,000, or 17.1%, compared to interest expense for the year ended December 31, 2012. The decrease in interest expense was due to a 13 bp decrease in the weighted-average cost of funds to 0.65% for the year ended December 31, 2013, and a $1.5 million decrease in the average balance of interest bearing liabilities compared to the year ended December 31, 2012.

Interest expense on deposits totaled $1.7 million for the year ended December 31, 2013, a decrease of $418,000, or 19.7%, compared to the year ended December 31, 2012. The decrease in deposit costs was due to a 13 bp decrease in the weighted-average cost of deposits to 0.52% for the year ended December 31, 2013, partially offset by a $1.2 million increase in the average balance of deposits. The decrease in the weighted-average cost of deposits was due to the continuation of the overall low market interest rate environment as well as a shift in the composition of deposits from higher cost time deposits to lower cost checking, money market and savings accounts.

Interest expense on other short-term borrowings totaled $10,000 for both the years ended December 31, 2013 and 2012. The interest expense for both years was unchanged due to an insignificant $221,000 decrease in the average balance of other short-term borrowings, while the weighted-average cost of other short-term borrowings was 0.15% for both the years ended December 31, 2013 and 2012.

Interest expense on Federal Home Loan Bank advances totaled $611,000 for the year ended December 31, 2013, a decrease of $59,000, or 8.8%, compared to the year ended December 31, 2012. This decrease is due to a $2.5 million decrease in the average balance, partially offset by a 4 bp increase in the cost to 2.82% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in the average balance was due to the scheduled maturity of fixed-rate term advances in excess of new advances, while the increase in rate is due to the maturity of lower rate advances.

Net Interest Income

Net interest income totaled $12.1 million for the year ended December 31, 2013 a decrease of $429,000, or 3.4%, compared to the year ended December 31, 2012. The decrease in net interest margin is due to a 14 bp decrease in the interest rate spread to 3.17% at December 31, 2012 compared to 3.31% at December 31, 2012, partially offset by a $1.5 million increase in net interest earning assets. The decrease in the interest rate spread was due a 27 bp decrease in yields earned on earning assets compared to a 13 bp decrease in the rates paid on interest bearing liabilities compared to the year ended December 31, 2012.

Provision for Losses on Loans

The Company recorded a provision for loan losses totaling $220,000 for the year ended December 31, 2013, compared to $773,000 for the year ended December 31, 2012. The decrease was mainly due to the restructuring of commercial real estate loans allowing the release of required specific reserves as additional collateral was given to the Bank on several classified relationships during the first quarter of 2013 and continued favorable movement in the economic factors considered as part of management’s analysis, partially offset by the effect of growth in the loan portfolio. In the opinion of management, as of December 31, 2013, the carrying value of all nonperforming loans as of December 31, 2013, is expected to be realized.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, and deposit service fees decreased by $329,000, or 17.1%, to $1.6 million for the year ended December 31, 2013, from $1.9 million for the year ended December 31, 2012. The decrease was primarily due to a $288,000 decrease in Trust income and a $168,000 decrease in gain on sale of loans, partially offset by an increase of $111,000 in service fees, charges and other operating income. The decrease in Trust income was due to the completion of the transfer and assumption agreement as mentioned in Note 20 below, partially offset by facilities and equipment reimbursements from Thomasville National Bank (“TNB”) in accordance with the agreement. The decrease in gain on sale of loans was due to market price fluctuations that had a negative impact on the premium on loans sold compared to the prior year period. The increase in service fees, charges and other operating income is primarily due to the equipment reimbursements received from TNB and increased fees earned on annuity sales.

Noninterest Expense

Noninterest expense decreased by $794,000, or 6.9%, and totaled $10.8 million for the year ended December 31, 2013 compared to $11.6 million for the year ended December 31, 2012. The decrease was primarily due to a $500,000 decrease in salaries and employee benefits and a $277,000 decrease in other operating expenses, partially offset by a $38,000 increase in occupancy and equipment expenses. The decrease in salaries and employee benefits was mainly due to lower compensation costs resulting from the completion of the trust transfer and assumption agreement which eliminated several positions and the related salary and benefit costs compared to the prior year period and the absence of one-time severance expenses associated with the trust transfer and assumption agreement and an overall reduction in staffing levels through attrition since the prior year period. The decrease in other operating expenses was primarily due to decreases in trust service charges, legal, marketing, other expenses related to our status as a public company and audit and accounting-related expenses, partially offset by increases in stationery printing and supplies, postage, internet banking expenses and organization membership fees compared to the prior year period. The increase in occupancy and equipment expenses was primarily due to an increase in depreciation expense and furniture and fixture repairs and maintenance compared to the prior year period.

Federal Income Taxes

Provision for Federal income taxes was $633,000 for the year ended December 31, 2013, reflecting an increase of $255,000 from the year ended December 31, 2012. This increase is primarily due to a $589,000 increase in pre-tax income, as well as decreased tax-exempt income recognized during the year ended December 31, 2013 compared to the year ended December 31, 2012. The difference in the effective tax rates of 23.5% and 18.0% for the years ended December 31, 2013 and 2012 respectively from the 34% statutory rate was mainly due to the beneficial effects of income from the cash surrender value of life insurance and other tax-exempt obligations.

Average Balance sHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the years ended December 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$251,156	$11,521	4.59%	$235,894	$11,828	5.01%
Investment securities(2)	112,989	2,658	2.35%	129,694	3,242	2.50%
Interest-earning deposits(3)	13,073	218	1.67%	8,600	233	2.71%
Total interest-earning assets	377,218	14,397	3.82%	374,188	15,303	4.09%
Noninterest-earning assets	24,234			28,747
Total assets	$401,452			$402,935
Interest-bearing liabilities:
Deposits	$328,601	$1,700	0.52%	$327,415	$2,118	0.65%
Other short-term borrowings	6,546	10	0.15%	6,767	10	0.15%
Borrowings	21,669	611	2.82%	24,134	670	2.78%
Total interest-bearing liabilities	356,816	2,321	0.65%	358,316	2,798	0.78%
Noninterest-bearing liabilities	5,432			4,366
Total liabilities	362,248			362,682
Stockholders’ equity	39,204			40,253
Total liabilities and stockholders’ equity	$401,452			$402,935
Net interest income		$12,076			$12,505
Interest rate spread(4)			3.17%			3.31%
Net yield on interest-earning assets(5)			3.20%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.72%			104.43%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
47

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For the year ended December 31, 2011 there were only nine months of activity for each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) increase due to number of months is calculated using the nine months income or expense divided by 275 days multiplied by 365 days to get a twelve month equivalent; (ii) changes in average volume (changes in average volume multiplied by old rate); and (iii) changes in rate (change in rate multiplied by old average volume). Changes in rate-volume (changes in rate multiplied by the change in average volume) have been allocated proportionately between changes in rate and changes in volume;

	Year ended December 31, 2013 vs year ended December 31, 2012			Year ended December 31, 2012 vs Nine months ended December 31, 2011
	Increase (decrease)				Increase (decrease)
	Volume	Rate	Total Increase (decrease)	Increase due to number of Months	Volume	Rate	Total Increase (decrease)
	(In thousands)
Loans receivable	$737	$(1,044)	$(307)	$3,092	$116	$(589)	$2,619
Investment securities	(401)	(183)	(584)	1,084	(202)	(870)	12
Interest-bearing deposits	94	(109)	(15)	56	(133)	141	64
Total interest-earning assets	430	(1,336)	(906)	4,232	(219)	(1,318)	2,695

Interest expense attributable to:
Deposits	8	(426)	(418)	746	(3)	(845)	(102)
Other short-term borrowings	—	—	—	3	3	(6)	—
Federal Home Loan Bank borrowings	(69)	10	(59)	251	(246)	(84)	(79)
Total interest-bearing liabilities	(61)	(416)	(477)	1,000	(246)	(935)	(181)
Increase (decrease) in net interest income	$491	$(920)	$(429)	$3,232	$27	$(383)	$2,876

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Liquid assets outstanding at December 31, 2013 and December 31, 2012, totaled $117.0 million and $123.6 million, respectively. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires liquidity beyond its ability to generate funds internally at a reasonable cost, borrowing agreements are in place with the FHLB and the Federal Reserve Bank of Cleveland, which provide additional sources of short and long term funding. As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At December 31, 2013, the Company had $22.5 million in outstanding advances from the FHLB, offset with a prepayment penalty of $164,000 due to the restructuring of three FHLB advances as described above. At December 31, 2013, the Company had additional borrowing capacity from the FHLB totaling $77.5 million based on the Bank’s one-to-four family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multi-family loans. The Bank also has pledged $24.3 million to secure a line of credit with the Federal Reserve Bank of $23.5 million which is in place to provide a backup, short-term source of liquidity. The Bank has the ability to pledge remaining market value of investment and mortgage-backed securities of $49.9 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB. The Bank had no outstanding balances with the Federal Reserve Bank of Cleveland at December 31, 2013 or December 31, 2012.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$62	$103	$55	$—	$220
Advances from the Federal Home Loan Bank	9,000	10,500	3,000	—	22,500
Other short-term borrowings	7,212	—	—	—	7,212
Certificates of deposit maturities	56,047	51,129	14,671	8,632	130,479
Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	207	—	—	—	207
Credit card/overdraft lines of credit	320	—	—	—	320
Home equity/commercial lines of credit	31,061	—	—	—	31,061
One-to-four family and multi-family Loans	3,440	—	—	—	3,440
Total contractual obligations	$107,349	$61,732	$17,726	$8,632	$195,439

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

Presented below, as of December 31, 2013 and 2012, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

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

As a result of the extended period of historically low interest rates discussed above, the composition of the industry’s assets and liabilities, and the Bank’s assets and liabilities, has shifted. Consumers and businesses have generally preferred long term fixed-rate loans and have either avoided long term fixed-rate certificates of deposits or selected long term fixed-rate certificates of deposits with the intention of paying a prepayment penalty should interest rates rise sufficiently. These changes in consumer behavior have increased the difficultly of making model assumptions for estimating NPV under different interest rate scenarios and have increased regulatory scrutiny of interest rate risk, including model results and management’s activities to manage interest rate risk exposures.

As of December 31, 2013
				Net Portfolio Value
Change in	Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)	$ Amount	$ Change	% Change	NPV Ratio	Change
(In thousands)
+300 bp	$51,487	$(25,992)	(34)%	13.69%	(490	)bp
+200 bp	58,467	(19,012)	(25)	15.00	(359)
+100 bp	67,044	(10,435)	(13)	16.61	(198)
0 bp	77,479	—	—	18.59	—
-100 bp	73,499	(3,980)	(5)	17.18	(141)

As of December 31, 2012
				Net Portfolio Value
Change in	Net Portfolio Value			as % of PV of Assets
Interest Rates
(Basis Points)	$ Amount	$ Change	% Change	NPV Ratio	Change
(In thousands)
+300 bp	$52,878	$(13,751)	(21)%	13.90%	(205	)bp
+200 bp	59,317	(7,312)	(11)	15.08	(88)
+100 bp	63,514	(3,115)	(5)	15.64	(32)
0 bp	66,629	—	—	15.95	—
-100 bp	59,975	(6,654)	(10)	14.08	(187)

The Company attempts to reduce its exposure to interest rate risk generally by better matching the repricing characteristics of its interest rate sensitive assets and liabilities over a range of interest rate scenarios. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost effective long-term retail time deposits or the use of long-term FHLB advances and wholesale market certificates of deposits. However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed-rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the fiscal year ended December 31, 2013. Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term time deposits. The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

ITEM 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wayne Savings Bancshares, Inc.

Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 21, 2014

Wayne Savings Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share data)

	2013	2012

Assets
Cash and due from banks	$7,751	$7,303
Interest-bearing deposits	5,630	4,752
Cash and cash equivalents	13,381	12,055

Available-for-sale securities	103,625	111,518
Held-to-maturity securities	6,623	3,748
Loans, net of allowance for loan losses of $2,819 and $3,328 at December 31, 2013 and 2012, respectively	261,130	247,849
Premises and equipment	6,692	7,088
Federal Home Loan Bank stock	5,025	5,025
Foreclosed assets held for sale, net	—	318
Accrued interest receivable	1,184	1,228
Bank-owned life insurance	9,006	8,723
Goodwill	1,719	1,719
Other intangible assets	38	128
Prepaid federal deposit insurance premiums	—	596
Other assets	1,810	1,944
Prepaid federal income taxes	60	178
Total assets	$410,293	$402,117

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$85,952	$80,668
Savings and money market	121,140	112,229
Time	130,479	134,840
Total deposits	337,571	327,737
Other short-term borrowings	7,212	7,077
Federal Home Loan Bank advances	22,336	21,217
Interest payable and other liabilities	4,257	5,173
Deferred federal income taxes	365	1,128
Total liabilities	371,741	362,332
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,976	35,975
Retained earnings	18,743	17,567
Shares acquired by ESOP	(492)	(572)
Accumulated other comprehensive income	65	1,340
Treasury stock, at cost: Common: 1,135,292 and 1,017,385 shares at December 31, 2013 and 2012, respectively	(16,138)	(14,923)
Total stockholders’ equity	38,552	39,785
Total liabilities and stockholders’ equity	$410,293	$402,117
See Notes to Consolidated Financial Statements 53

Wayne Savings Bancshares, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2013 and 2012

(In thousands, except per share data)

	2013	2012
Interest and Dividend Income
Loans	$11,521	$11,828
Securities	2,658	3,242
Dividends on Federal Home Loan Bank stock and other	218	233
Total interest and dividend income	14,397	15,303

Interest Expense
Deposits	1,700	2,118
Other short-term borrowings	10	10
Federal Home Loan Bank advances	611	670
Total interest expense	2,321	2,798

Net Interest Income	12,076	12,505
Provision for Loan Losses	220	773
Net Interest Income After Provision for Loan Losses	11,856	11,732
Noninterest Income
Gain on loan sales	105	273
Gain (Loss) on sale of foreclosed assets held for sale	5	(13)
Trust Income	—	288
Earnings on bank-owned life insurance	296	298
Service fees, charges and other operating	1,190	1,079
Total noninterest income	1,596	1,925
Noninterest Expense
Salaries and employee benefits	6,046	6,546
Net occupancy and equipment expense	1,948	1,910
Federal deposit insurance premiums	273	297
Franchise taxes	390	401
Provision for impairment on foreclosed assets held for sale	26	46
Amortization of intangible assets	91	91
Other	1,989	2,266
Total noninterest expense	10,763	11,557
Income Before Federal Income Taxes	2,689	2,100
Provision for Federal Income Taxes	633	378
Net Income	$2,056	$1,722
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities, net of taxes of ($919) and ($128) for 2013 and 2012, respectively	(1,784)	(249)
Change in split-dollar life insurance policy unrecognized net loss	188	(246)
Change in defined benefit plan unrecognized net gain (loss), net of taxes of $128 and ($44) for 2013 and 2012, respectively	249	(87)
Amortization of net loss included in net periodic pension cost, net of taxes of $37 and $21 for 2013 and 2012, respectively	72	41
Other comprehensive loss	(1,275)	(541)
Total comprehensive income	$781	$1,181
Basic Earnings Per Share	$0.72	$0.59
Diluted Earnings Per Share	$0.72	$0.59
See Notes to Consolidated Financial Statements 54

Wayne Savings Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Acquired by ESOP	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$398	$35,986	$16,635	$(655)	$(14,530)	$1,881	$39,715
Net Income	—	—	1,722	—	—	—	1,722
Other comprehensive loss	—	—	—	—	—	(541)	(541)
Purchase Treasury Shares – at cost	—	—	—	—	(393)	—	(393)
Cash dividends - $0.27 per share	—	—	(790)	—	—	—	(790)
Amortization of expense related to ESOP	—	(11)	—	83	—	—	72
Balance, December 31, 2012	398	35,975	17,567	(572)	(14,923)	1,340	39,785
Net Income	—	—	2,056	—	—		2,056
Other comprehensive loss	—	—	—	—	—	(1,275)	(1,275)
Purchase Treasury Shares – at cost	—	—	—	—	(1,215)		(1,215)
Cash dividends - $0.31 per share	—	—	(880)	—	—		(880)
Amortization of expense related to ESOP	—	1	—	80	—		81
Balance, December 31, 2013	$398	$35,976	$18,743	$(492)	$(16,138)	$65	$38,552
See Notes to Consolidated Financial Statements 55

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(In thousands)

	2013	2012
Operating Activities
Net income	$2,056	$1,722
Items not requiring (providing) cash
Depreciation and amortization	589	555
Provision for loan losses	220	773
Amortization of premiums and discounts on securities	1,684	2,125
Amortization of mortgage servicing rights	48	65
Amortization of deferred loan origination fees	(100)	(120)
Amortization of intangible asset	90	91
Deferred income taxes	(9)	371
Net gains on sale of loans	(105)	(273)
Proceeds from sale of loans in the secondary market	7,440	6,420
Origination of loans for sale in the secondary market	(7,335)	(6,147)
Amortization expense of stock benefit plan	81	72
Provision for impairment on foreclosed assets held for sale	26	46
(Gain) loss on sale of foreclosed assets held for sale	(5)	13
Increase in value of bank-owned life insurance	(283)	(287)
Changes in
Accrued interest receivable	44	86
Prepaid federal deposit insurance premiums	535	272
Other assets	204	(1,107)
Interest payable and other liabilities	(237)	948
Net cash provided by operating activities	4,943	5,625
Investing Activities
Purchases of available-for-sale securities	(33,628)	(36,560)
Purchase of held-to-maturity securities	(2,988)	(2,154)
Proceeds from maturities and paydowns of available-for-sale securities	37,151	53,187
Proceeds from maturities and paydowns of held-to-maturity securities	96	76
Net change in loans	(13,451)	(16,705)
Purchase of bank-owned life insurance	—	(1,243)
Purchase of premises and equipment	(193)	(478)
Proceeds from the sale of foreclosed assets	347	1,208
Net cash used in investing activities	$(12,666)	$(2,669)

See Notes to Consolidated Financial Statements 56

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2013 and 2012

(In thousands)

	2013	2012
Financing Activities
Net change in deposits	$9,834	$(6,111)
Net change in other short-term borrowings	135	1,799
Proceeds from Federal Home Loan Bank advances	19,519	19,710
Repayments of Federal Home Loan Bank advances	(18,400)	(25,090)
Advances by borrowers for taxes and insurance	36	128
Dividends on common stock	(860)	(760)
Treasury stock purchases	(1,215)	(393)
Net cash provided (used) in financing activities	9,049	(10,717)
Increase (decrease) in Cash and Cash Equivalents	1,326	(7,761)
Cash and Cash equivalents, Beginning of period	12,055	19,816

Cash and Cash equivalents, End of period	$13,381	$12,055
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,304	$2,814

Federal income taxes paid	$450	$125

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$50	$302

Recognition of mortgage servicing rights	$74	$61

Dividends payable	$227	$207

See Notes to Consolidated Financial Statements 57

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013,

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution. The expiration of the FDIC insurance program of all noninterest-bearing transaction accounts did not have a material impact on the Bank.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At December 31, 2013 and 2012, the Company did not have any loans held for sale.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is determined based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current for a period of six months and future payments are reasonably assured.

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The required investment in the common stock is based on a predetermined formula. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. At December 31, 2013, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(936)	(846)
Total	$1,757	$1,847
61

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The Company recorded amortization relative to intangible assets totaling $90,000 for the year ending December 31, 2013 and $91,000 for the year ending December 31, 2012. The Company anticipates $38,000 of amortization for 2014. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. During fiscal 2012, the Company changed the date of its annual goodwill impairment test from March 31 to November 30. Management believes the accounting change is preferable in the circumstances because it incorporates more current market and other information to produce a goodwill impairment analysis that will provide timely and accurate information to the shareholders and other users of the Company’s financial statements. The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment, if necessary, is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

measurement of impairment. Changes in valuation allowances are reported in the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

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

Stock Options

The Company previously had a stock-based employee compensation plan that fully expired during the year ended December 31, 2013, which is described more fully in Note 15.

The Company had accounted for the plan in accordance with the fair value recognition provisions of FASB ASC 718-10, “Stock Compensation.”

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to tax authorities for years before 2010.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

Advertising

Advertising costs are expensed as incurred. The Company’s advertising expense totaled $205,000 for the year period ended December 31, 2013 and $281,000 for year ended December 31, 2012.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2013 financial statement presentation. These reclassifications had no effect on net income.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Fiscal Year Change

In April 2011, the Company decided to change its fiscal year end to December 31 to facilitate consistency with regulatory reporting requirements. Regulatory reporting under OTS Thrift Financial Reporting requirements was reported on a quarter-to-date basis through December 31, 2011. Beginning with the quarter ended March 31, 2012 the Company began reporting to the FDIC using the Call Report on a calendar year-to-date period. The result of the fiscal year end change was a nine month period ended December 31, 2011.

Note 2:	Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013, was $2.0 million.

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2013:
U.S. government agencies	$137	$—	$—	$137
Mortgage-backed securities of government sponsored entities	79,901	1,177	721	80,357
Private-label collateralized mortgage obligations	675	29	—	704
State and political subdivisions	22,116	547	236	22,427
Totals	$102,829	$1,753	$957	$103,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2012:
U.S. government agencies	$155	$1	$1	$155
Mortgage-backed securities of government sponsored entities	83,956	1,979	105	85,830
Private-label collateralized mortgage obligations	1,067	39	—	1,106
State and political subdivisions	22,842	1,587	2	24,427
Totals	$108,020	$3,606	$108	$111,518
65

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2013:
U.S. government agencies	$109	$—	$—	$109
Mortgage-backed securities of government-sponsored entities	1,390	11	21	1,380
State and political subdivisions	5,124	—	492	4,632
Totals	$6,623	$11	$513	$6,121

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2012:
U.S. government agencies	$130	$1	$—	$131
Mortgage-backed securities of government-sponsored entities	1,469	45	—	1,514
State and political subdivisions	2,149	—	54	2,095
Totals	$3,748	$46	$54	$3,740

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$3,935	$4,114	$—	$—
Five to ten years	4,224	4,277	3,059	2,846
After ten years	14,094	14,173	2,174	1,895
	22,253	22,564	5,233	4,741

Mortgage-backed securities of government-sponsored entities	79,901	80,357	1,390	1,380
Private-label collateralized mortgage obligations	675	704	—	—

Totals	$102,829	$103,625	$6,623	$6,121
66

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The carrying value of securities pledged as collateral, to secure public deposits, customer repurchase agreements and for other purposes, was $62.0 million and $60.4 million at December 31, 2013 and 2012, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2013 and 2012 was $51.5 million and $19.0 million, which represented approximately 47% and 17%, respectively, of the Company’s aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at December 31, 2013.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government- sponsored entities	$36,004	$575	$5,330	$167	$41,334	$742
State and political subdivisions	8,639	555	1,519	173	10,158	728
Total temporarily impaired securities	$44,643	$1,130	$6,849	$340	$51,492	$1,470

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$—	$—	$66	$1	$66	$1
Mortgage-backed securities of government- sponsored entities	13,636	83	2,107	22	15,743	105
State and political subdivisions	3,162	56	—	—	3,162	56
Total temporarily impaired securities	$16,798	$139	$2,173	$23	$18,971	$162

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies, mortgage-backed securities of government-sponsored entities and municipal securities were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2013	2012
	(In thousands)
One-to-four family residential	$166,728	$160,910
Multi-family residential	14,011	9,790
Construction	4,951	2,170
Nonresidential real estate and land	67,133	65,761
Commercial	14,915	14,245
Consumer and other	1,110	1,517
	268,848	254,393
Less:
Undisbursed portion of loans in process	4,217	2,647
Deferred loan origination fees	682	569
Allowance for loans losses	2,819	3,328
Total loans	$261,130	$247,849
69

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

Nonresidential real estate loans are negotiated on a case-by-case basis. Loans secured by nonresidential real estate generally involve a greater degree of risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by nonresidential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2013 and 2012:

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision charged to expense	15	222	(6)	(11)	220
Losses charged off	(130)	(621)	—	(2)	(753)
Recoveries	10	—	2	12	24
Ending balance	$1,017	$1,526	$271	$5	$2,819
Allowance Balances:
Individually evaluated for impairment	$226	$618	$65	$—	$909
Collectively evaluated for impairment	$791	$908	$206	$5	$1,910
Loan Balances:
Ending balance:	$166,728	$86,095	$14,915	$1,110	$268,848
Individually evaluated for impairment	$6,411	$3,661	$142	$—	$10,214
Collectively evaluated for impairment	$160,317	$82,434	$14,773	$1,110	$258,634

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,128	$2,547	$169	$10	$3,854
Provision charged to expense	98	577	92	6	773
Losses charged off	(146)	(1,199)	(1)	(11)	(1,357)
Recoveries	42	—	15	1	58
Ending balance	$1,122	$1,925	$275	$6	$3,328
Allowance Balances:
Individually evaluated for impairment	$248	$1,074	$100	$—	$1,422
Collectively evaluated for impairment	$874	$851	$175	$6	$1,906
Loan Balances:
Ending balance:	$160,910	$77,721	$14,245	$1,517	$254,393
Individually evaluated for impairment	$6,878	$5,837	$185	$—	$12,900
Collectively evaluated for impairment	$154,032	$71,884	$14,060	$1,517	$241,493
72

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2013 and 2012:

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,518	$81,362	$14,328	$1,108
Special Mention (Risk 5)	419	1,587	445	—
Substandard (Risk 6)	7,791	3,146	142	2
Total	$166,728	$86,095	$14,915	$1,110

December 31, 2012	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$151,749	$68,949	$14,034	$1,513
Special Mention (Risk 5)	708	2,934	26	—
Substandard (Risk 6)	8,453	5,838	185	4
Total	$160,910	$77,721	$14,245	$1,517

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

Risk 5 or “Special Mention,” also known as “watch,” has potential weakness that deserves Management’s close attention. This risk includes loans where the borrower has developed financial uncertainties or is resolving them. Bank credits have been secured or negotiations will be ongoing to secure further collateral. In accordance with regulatory guidance, this category is generally regarded as temporary, as successful remedial actions will either successfully move the credit back up to Risk 4 or unsuccessful remedial actions will result in the credit being downgraded to Risk 6.

Risk 6 or “Substandard” loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. This risk category contains loans that exhibit a weakening of the borrower’s credit strength with limited credit access and all nonperforming loans.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

The following tables present the Bank’s loan portfolio aging analysis as of December 31, 2013 and 2012:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$679	$228	$624	$1,531	$165,197	$166,728	$—
All other mortgage loans	150	64	811	1,025	85,070	86,095	—
Commercial business loans	—	—	—	—	14,915	14,915	—
Consumer loans	79	—	—	79	1,031	1,110	—
Total	$908	$292	$1,435	$2,635	$266,213	$268,848	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$1,049	$339	$1,190	$2,578	$158,332	$160,910	$—
All other mortgage loans	1,544	—	1,309	2,853	74,868	77,721	—
Commercial business loans	—	—	—	—	14,245	14,245	—
Consumer loans	1	2	2	5	1,512	1,517	—
Total	$2,594	$341	$2,501	$5,436	$248,957	$254,393	$—

Non-accrual loans were comprised of the following at December 31, 2013 and 2012:

Non-accrual loans	2013	2012
	(In thousands)
One-to-four family residential loans	$1,851	$2,097
Nonresidential real estate loans	1,045	3,123
All other mortgage loans	—	—
Commercial business loans	2	32
Consumer loans	—	4
Total	$2,898	$5,256
74

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2013, the Company had $3.4 million of residential mortgages and $1.5 million of nonresidential mortgages and land loans that were modified in troubled debt restructurings. Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $3.1 million in residential mortgage loans, nonresidential real estate and land loans of $697,000 at December 31, 2013.

The following tables present impaired loans as of and for the years ended December 31, 2013 and 2012:

December 31, 2013	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,569	$5,569	$—	$5,698	$236
All other mortgage loans	2,051	2,051	—	2,244	104
Commercial business loans	77	77	—	81	3

Loans with a specific valuation allowance
One-to-four family residential loans	842	842	226	1,153	29
All other mortgage loans	1,610	2,076	618	2,368	49
Commercial business loans	65	65	65	74	3

Total:
One-to-four family residential loans	$6,411	$6,411	$226	$6,851	$265
All other mortgage loans	3,661	4,127	618	4,614	153
Commercial business loans	142	142	65	155	6
	$10,214	$10,680	$909	$11,621	$424
75

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

December 31, 2012	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,587	$5,587	$—	$3,733	$147
All other mortgage loans	2,781	2,781	—	2,376	102
Commercial business loans	85	85	—	21	1

Loans with a specific valuation allowance
One-to-four family residential loans	1,291	1,291	248	1,252	45
All other mortgage loans	3,056	3,652	1,074	4,453	1
Commercial business loans	100	100	100	59	4

Total:
One-to-four family residential loans	$6,878	$6,878	$248	$4,985	$192
All other mortgage loans	5,837	6,433	1,074	6,829	103
Commercial business loans	185	185	100	80	5
	$12,900	$13,496	$1,422	$11,894	$300

The following tables present information regarding newly classified troubled debt restructurings by class for the years ended December 31, 2013 and 2012.

Troubled Debt Restructurings	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
	(dollars in thousands)
December 31, 2013
One-to-four family residential loans	6	$909	$933
All other mortgage loans	1	576	576

December 31, 2012
One-to-four family residential loans	2	$527	$527
All other mortgage loans	2	1,296	1,296

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

All the above TDR classifications occurred as concessions were granted to borrowers experiencing financial difficulties. These concessions may include a reduction in the stated rate, an interest rate that is below market interest rates for similar debt, an extension of the maturity date or delaying principal payments through interest only payments. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the year ended December 31, 2013 or the year ended December 31, 2012. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

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

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Land and improvements	$1,799	$1,799
Office buildings and improvements	8,024	7,993
Furniture, fixtures and equipment	3,843	3,702
Leasehold improvements	350	350
	14,016	13,844
Less accumulated depreciation	7,324	6,756
	$6,692	$7,088

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained. Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $29.9 million and $29.1 million at December 31, 2013 and 2012, respectively. Contractually specified servicing fees, late fees and ancillary fees of approximately $27,000 and $16,000 are included in loan servicing fees in the income statement at December 31, 2013 and 2012, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $307,000 and $281,000 at December 31, 2013 and 2012, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Carrying amount, beginning of period	$245	$249
Additions
Servicing obligations that result from transfers of financial assets	74	61
Subtractions
Amortization	48	65
	$271	$245

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of period	$304	$249
Fair value, end of period	$344	$304
78

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $53.7 million at December 31, 2013, and $52.2 million at December 31, 2012.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

Due during the year ending December 31,	(In thousands)

2014	$56,047
2015	43,456
2016	7,673
2017	11,359
2018	3,312
Thereafter	8,632
$130,479

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at December 31, 2013 and 2012:

	2013	2012
	(In thousands)

Securities sold under repurchase agreements	$7,212	$7,077

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by available-for-sale securities and such collateral is held by the Bank. The maximum amount of outstanding agreements at any month end during fiscal periods ended December 31, 2013 and 2012 totaled $8.4 million and $8.3 million, respectively, and the average daily balance totaled $6.5 million and $6.8 million for years ended December 31, 2013 and 2012, respectively. The agreements at December 31, 2013, mature daily.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
Note 9:	Federal Home Loan Bank Advances

At December 31, 2013, advances from the Federal Home Loan Bank were as follows:

Interest Rate Range	Maturing year ending December 31,	Amount
		(In thousands)
1.70% - 2.85%	2014	$9,000
2.23% - 2.49%	2015	7,500
1.21%	2016	3,000
1.42%	2017	3,000
		$22,500

The Federal Home Loan Bank advances are secured by mortgage loans totaling $124.5 million at December 31, 2013.

At December 31, 2013, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended December 31,	(In thousands)

2014	$9,000
2015	7,500
2016	3,000
2017	3,000
22,500
Deferred prepayment penalty, net of amortization	(164)
$22,336

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. During the quarter ended December 31, 2010, the Company prepaid $8.5 million of Federal Home Loan Bank advances which resulted in a prepayment penalty of $526,000. The Company replaced these advances with lower rate advances of $8.5 million whose present value, based on a discount rate equal to the cost of funds rate of the original advances, was not substantially different than the value of the original advances immediately prior to prepayment. As such, the Company was required to defer the $526,000 penalty over the life of the new advances. As of December 31, 2013, the Bank had $164,000 in unamortized prepayment penalties.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Additionally, as a member of the Federal Home Loan Bank system at December 31, 2013, the Bank had the ability to obtain up to $77.5 million in additional borrowings. Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio. The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At December 31, 2013, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $23.5 million, none of which was drawn. The Bank had approximately $24.3 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:	Income Taxes

The provision for income taxes includes the following components at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Taxes currently payable	$642	$7
Deferred income taxes	(9)	371
Income tax expense	$633	$378

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2013	2012
	(In thousands)
Computed at the statutory rate (34%)	$914	$714
Increase (decrease) resulting from
Tax exempt interest	(254)	(284)
Earnings on bank-owned life insurance	(36)	(80)
Other	9	28
Actual tax expense	$633	$378

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were as follows:

	2013	2012
	(In thousands)
Deferred tax assets
Deferred loan origination fees	$232	$193
Allowance for loan losses	959	1,132
Real estate owned valuation	7	17
Pension adjustment	207	372
Reserve for uncollected interest	135	150
Benefit plan expenses	196	109
AMT credit carryover and low income housing credit	156	96
Total deferred tax assets	1,892	2,069

Deferred tax liabilities
Prepaid pension	(154)	(128)
Federal Home Loan Bank stock dividends	(1,217)	(1,217)
Book/tax depreciation differences	(398)	(437)
Financed loan fees	(111)	(98)
Unrealized gains on securities available-or-sale	(271)	(1,190)
Mortgage servicing rights	(93)	(83)
Purchase price adjustments – net	(13)	(44)
Total deferred tax liabilities	(2,257)	(3,197)

Net deferred tax liability	$(365)	$(1,128)

Prior to fiscal 1997, the Company was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of December 31, 2013. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at December 31, 2013.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
Note 11:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity as of December 31, are as follows:

	2013	2012
	(In thousands)
Gross unrealized gain on securities available-for-sale	$796	$3,498
Gross unrealized loss for unfunded status of split-dollar life insurance plan liability (tax free)	(58)	(246)
Gross unrealized loss for unfunded status of defined benefit plan liability	(609)	(1,096)
	129	2,156
Tax effect	(64)	(816)
Net-of-tax amount	$65	$1,340

Note 12:	Regulatory Matters

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

The Bank must give notice to the Federal Reserve Bank of Cleveland prior to declaring a dividend to the Company and is subject to existing regulatory guidance where, in general, a dividend is permissible without regulatory approval if the institution is considered to be “well capitalized” and the dividend does not exceed current year to date net income plus the change in retained earnings for the previous two calendar years. For dividends in excess of the above criteria, the Bank must make application to the Federal Reserve Bank of Cleveland and receive approval before declaring a dividend to the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank met all capital adequacy requirements to which it is subject.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

As of December 31, 2013, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2013 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Tier I Capital to average assets	$35,065	8.6%	$16,372	4.0%	$20,465	5.0%
Tier I Capital to risk-weighted assets	35,065	14.2%	9,866	4.0%	14,798	6.0%
Total Risk-based capital to risk- weighted assets	37,884	15.4%	19,731	8.0%	24,664	10.0%

As of December 31, 2012
Tier I Capital to average assets	$34,774	8.7%	$16,069	4.0%	$20,086	5.0%
Tier I Capital to risk-weighted assets	34,774	14.7%	9,458	4.0%	14,187	6.0%
Total Risk-based capital to risk- weighted assets	37,734	16.0%	18,916	8.0%	23,644	10.0%

Note 13:	Related Party Transactions

At December 31, 2013 and 2012, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Such loans are summarized below.

	2013	2012
	(In thousands)
Balance – beginning of period	$2,419	$2,340
New loans	—	202
Repayments and reclassifications	(2,197)	(123)
Balance – end of period	$222	$2,419

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The loan reclassification was due to the death of a director in 2013. The loan continues to be outstanding and performing.

Deposits from related parties held by the Bank at December 31, 2013 and 2012, totaled $300,000 and $679,000, respectively.

The Bank paid legal fees to a law firm of which a director of the Company is a member. The amounts paid totaled approximately $12,000 and $20,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through fiscal 2020 and payments totaling approximately $30,000 for fiscal 2014 and $10,000 for fiscal 2015. Rental expense for this lease was $28,000 for both years ended December 31, 2013 and December 31, 2012, respectively.

Note 14:	Employee Benefit Plans

Pension and Other Post-Retirement Benefit Plans

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

The Company expects to contribute approximately $175,000 to the plan in fiscal 2014.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2013	2012
	(In thousands)
Change in benefit obligation
Beginning of year	$1,912	$1,697
Interest cost	77	74
Actuarial (gain) loss	(258)	162
Benefits paid	(34)	(21)
Settlements	(109)	—

End of year	1,588	1,912

Change in fair value of plan assets
Beginning of year	1,192	1,020
Actuarial return on plan assets	192	91
Employer contribution	190	102
Benefits paid	(34)	(21)
Settlements	(109)	—
End of year	1,431	1,192
Funded status at end of year	$(157)	$(720)
85

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of the following at December 31, 2013 and 2012:

	2013	2012
	(In thousands)

Net loss	$(609)	$(1,096)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $44,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.6 million and $1.9 million at December 31, 2013 and 2012, respectively.

	2013	2012
	(In thousands)

Components of net periodic benefit cost
Interest cost	$77	$74
Expected return on plan assets	(73)	(60)
Settlement charge	31
Amortization of net loss	78	62

Net periodic benefit cost	$113	$76

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities. The target asset allocation percentages for 2013 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%
86

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

At December 31, 2013 and 2012, the fair value of plan assets as a percentage of the total was invested in the following:

	2013	2012

Equity securities	64%	64%
Debt securities	31	19
Cash and cash equivalents	5	17

	100%	100%

The cash composition exceeded the target allocation caused by a cash contribution late in December 2013.

Benefit payments expected to be paid from the plan as of December 31, 2013 are as follows:

(In thousands)

2014	$53
2015	56
2016	64
2017	71
2018	81
Thereafter	523

$848

Significant assumptions include the following as of December 31, 2013 and 2012:

	Pension Benefits
	2013	2012
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.95%	4.05%
Rate of compensation increase (frozen)	N/A	N/A
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.05%	4.40%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The fair value of the Company’s pension plan assets at December 31, 2013, and 2012 by asset category are as follows:

December 31, 2013		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds-Equity	(In thousands)
Large Cap Value (a)	$84	$84	$—	$—
Large Cap Core (b)	112	112	—	—
Mid Cap Core (c)	105	105	—	—
Small-Cap Core (d)	53	53	—	—
Int’l Core (e)	253	253	—	—
Large Cap Growth (f)	169	169	—	—
Small/Midcap Growth (g)	52	52	—	—
Mutual funds-Fixed Income
Fixed Income- US Core (h)	149	149	—	—
Intermediate Duration (i)	297	297	—	—
Common/Collective Trusts-Equity
Large Cap Value (j)	84	—	84	—
Cash
Money Market	73	73	—	—
Total	$1,431	$1,347	$84	$—

(a)This category consists of a mutual fund holding 100 - 160 stocks, designed to track and outperform the Russell 1000 Value Index.

(b)This category contains stocks of the S&P 500 Index. The Stocks are maintained in approximately the same weightings as the index.

(c)This category contains stocks of the MSCI U. S. Mid Cap 450 Index. The stocks are maintained in approximately the same weightings as the index.

(d) This category consists of 400 or more small and micro-cap companies, with as much as 25% invested in non-U.S. equities.

(e) This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed and emerging countries.

(f)This category consists of two mutual funds, one of which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.

(g)This category seeks capital appreciation through investments in common stock of small capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.

(h)This category consists of a passively managed portfolio modeled after the Barclays Capital US Aggregate Float Adjusted Index. The fund invests in Treasury, Agency, corporate, mortgage-backed securities, maintaining a dollar-weighted maturity ranging between 5 and 10 years.

(i)This category consists of a pair of mutual funds which invest in diversified high quality bonds and other fixed income securities, including U.S. Government obligations, mortgage- related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.

(j)This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60-70 stocks.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2013	2012
	(In thousands)
Change in benefit obligation
Beginning of year	$693	$396
Service cost	24	25
Interest cost	32	27
(Gain)/Loss	(53)	121
Prior service cost	—	137
Benefits Paid	(15)	(13)

End of year	$681	$693

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2013	2012
	(In thousands)
Prior service cost	$(14)	$(125)
Net (gain)loss	(44)	(121)

The accumulated benefit obligation for the split-dollar benefit plan was $681,000 and $693,000 at December 31, 2013 and 2012, respectively.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

The estimated net loss for the split-dollar plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $(24,000).

	2013	2012
	(In thousands)

Components of net periodic benefit cost
Service cost	$24	$24
Interest cost	32	27
(Gain)/Loss recognized	121	—
Prior service cost	14	12

Net periodic benefit cost	$191	$63

The retiree accrued liability expected to be reversed from the plan as of December 31, 2013 is as follows:

(In thousands)

2014	$17
2015	19
2016	21
2017	28
2018	30
Thereafter	218

$333

Significant assumptions for the split-dollar plan liability include the following as of December 31, 2013 and 2012:

	2013	2012

Weighted-average assumptions used todetermine benefit cost obligation:
Discount rate	4.95%	4.40%
Rate of compensation increase	1.50	1.50
Weighted-average assumptions used to determine benefit cost:
Discount rate	6.00%	6.00%
Rate of compensation increase	1.50	1.50

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

ESOP expense for the years ended December 31, 2013 and December 31, 2012, was $99,000 and $97,000, respectively.

Share information for the ESOP is as follows at December 31, 2013 and 2012:

	2013	2012

Allocated shares	114,040	106,088
Unearned shares	49,225	57,177

Total ESOP shares	163,265	163,265

Fair value of unearned shares at end of period	$536,060	$529,459

At December 31, 2013, the fair value of the 114,040 allocated shares held by the ESOP was approximately $1.2 million.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees. The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions. Expense related to the 401(k) plan totaled $149,000 and $177,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Note 15:	Stock Option Plan

During fiscal year 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. At December 31, 2013, all options under the 2004 Plan were expired. The Company recognized compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost was recognized over the vesting period. There were no options granted during the years ended December 31, 2013 and 2012. There was no compensation expense recognized for the stock option plan during the years ended December 31, 2013 and 2012, as all options were fully vested prior to these periods. As of December 31, 2013 and 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time

A summary of option activity under the Plan for the year ended December 31, 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	58,908	$13.95
Granted	—	—
Exercised	—	—
Forfeited	17,704	$13.95
Expired	41,204	$13.95
Outstanding at end of period	—	$—
Options exercisable at period- End	—	$—

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2013
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,056
Basic earnings per share
Income available to common stockholders		2,854,362	$0.72
Effect of dilutive securities
Stock options		—
Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,056	2,854,362	$0.72

	Year Ended December 31, 2012
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,722
Basic earnings per share
Income available to common stockholders		2,932,349	$0.59
Effect of dilutive securities
Stock options		—
Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,722	2,932,349	$0.59

There were no options outstanding at December 31, 2013. Options to purchase 58,908 shares of common stock at an exercise price of $13.95 per share were outstanding at December 31, 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares at December 31, 2012.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012:

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
U.S. government agencies	$137	$—	$137	$—
Mortgage-backed securities of government-sponsored entities	80,357	—	80,357	—
Private-label collateralized mortgage obligations	704	—	704	—
State and political subdivisions	22,427	—	22,427	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
U.S. government agencies	$155	$—	$155	$—
Mortgage-backed securities of government-sponsored entities	85,830	—	85,830	—
Private-label collateralized mortgage obligations	1,106	—	1,106	—
State and political subdivisions	24,427	—	24,427	—

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the office of the Chief Financial Officer. Appraisals are reviewed for accuracy and consistency by the office of the Chief Financial Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the office of the Chief Financial Officer by comparison to historical results.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012.

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Collateral-dependent impaired loans	$289	$—	$—	$289
Foreclosed assets	—	—	—	—

December 31, 2012
Collateral-dependent impaired loans	$2,437	$—	$—	$2,437
Foreclosed assets	16	—	—	16

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2013 and December 31, 2012, in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2013
Collateral-dependent impaired loans	$289	Present value of cashflows	Discount Rate	6.22%
Foreclosed assets	—

December 31, 2012
Collateral-dependent impaired loans	$2,437	Market comparable properties	Selling Costs	10%
Foreclosed assets	16	Market comparable properties	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at December 31, 2013 as compared to December 31, 2012.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Financial assets
Cash and cash equivalents	$13,381	$13,381	$—	$—
Held-to-maturity securities	6,623	—	6,121	—
Loans, net of allowance for loan Losses	261,130	—	—	266,530
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,184	—	1,184	—

Financial liabilities
Deposits	337,571	30,145	275,357	—
Other short-term borrowings	7,212	—	7,212	—
Federal Home Loan Bank advances	22,336	—	22,801	—
Advances from borrowers for taxes and insurance	1,105	—	1,105	—
Interest payable	$68	$—	$68	$—

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Financial assets
Cash and cash equivalents	$12,055	$12,055	$—	$—
Held-to-maturity securities	3,748	—	3,740
Loans, net of allowance for loan Losses	247,849	—	—	259,986
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,228	—	1,228	—

Financial liabilities
Deposits	327,737	32,429	284,883	—
Other short-term borrowings	7,077	—	7,077	—
Federal Home Loan Bank advances	21,217	—	22,048	—
Advances from borrowers for taxes and insurance	1,069	—	1,069	—
Interest payable	$51	$—	$51	$—

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at December 31, 2013 and 2012.

Note 18:	Commitments and Credit Risk

Total commercial and commercial real estate loans made up 36% and 35% of the loan portfolio at December 31, 2013 and December 31, 2012, respectively, with most of these loans secured by commercial real estate and business assets mainly located in Ohio. Installment loans account for approximately 1% of the loan portfolio for both years ended December 31, 2013 and 2012. These loans are secured by consumer assets including automobiles, which account for 31% and 39%, respectively, of the installment loan portfolio. Real estate loans comprise 64% of the loan portfolio as of both December 31, 2013 and 2012, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks as of December 31, 2013 and 2012, is $2.9 million and $2.5 million, respectively, of uninsured deposits in the form of branch cash on hand.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

At December 31, 2013 and 2012, the Company had outstanding commitments to originate fixed-rate loans aggregating approximately $458,000 and $3.9 million, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year. Total mortgage loans in the process of origination amounted to approximately $1.5 million and $1.8 million at December 31, 2013 and 2012, respectively.

The Company had undisbursed amounts of nonresidential real estate and land of $1.1 million and commercial loans of $15,000 at December 31, 2013. The Company had undisbursed amounts of residential loans of $189,000, nonresidential loans of $463,000 and commercial loans of $27,000 in land loans at December 31, 2012.

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

The Company had total outstanding standby letters of credit amounting to $207,000 at both December 31, 2013 and 2012, with terms not exceeding eleven months. At both December 31, 2013 and 2012, the Company had no deferred revenue under standby letter of credit agreements.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

At December 31, 2013, the Company had granted unused lines of credit to borrowers aggregating approximately $13.2 million and $17.9 million for commercial lines and open-end consumer lines, respectively. At December 31, 2012, unused lines of credit to borrowers aggregated approximately $11.9 million for commercial lines and $17.8 million for open-end consumer lines, respectively.

Leases

The Company currently leases two branch banking facilities under an operating lease. The first lease originated in fiscal 2000 for a ten year term and 3 five year renewal options of which the Company committed to another five year renewal ending in October 2018. The Company’s second operating lease commenced in fiscal 2001 for an original five year term with 3 five year renewal options and has currently renewed the third option to expire in April 2016. The minimum annual lease payments over the current lease term are as follows:

Fiscal year ended	(In thousands)

2014	$60
2015	60
2016	41
2017	31
2018	31
2019	10
Total	$233

The Company incurred rental expense under operating leases totaling approximately $60,000 and $59,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

There were no other material commitments or contingencies at December 31, 2013.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Note 19:	Recent Accounting Developments

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

FASB ASU 2013-12, Definition of a Public Business Entity, in Accounting Standards Update No. 2013-12, issued in December 2013 improves the United States Generally Accepted Accounting Principles by providing a single definition of public business entity for use in future financial accounting and reporting guidance. This update states that an entity that is required by the Securities and Exchange Commission (SEC) to file or furnish reports to the SEC is considered a public business entity. There is no actual effective date for the amendments in this update. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects in Accounting Standards Update No. 2014-01, issued in January 2014 permits the Company to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this update are effective prospectively for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force, in Accounting Standards Update No. 2014-04, issued in January 2014. The amendments in this update provides clarification on when an in substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
Note 21:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at December 31, 2013 and 2012:

Condensed Balance Sheets

	2013	2012
	(In thousands)
Assets
Cash and due from banks	$1,064	$1,113
Notes receivable from the Bank	607	688
Investment in the Bank	36,913	37,987
Prepaid expenses and other assets	228	219
Total assets	$38,812	$40,007

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$260	$222

Stockholders’ equity
Common stock and additional paid-in capital	36,374	36,373
Retained earnings	18,743	17,567
Shares acquired by ESOP	(492)	(572)
Treasury stock – at cost	(16,138)	(14,923)
Accumulated other comprehensive income	65	1,340
Total stockholders’ equity	38,552	39,785

Total liabilities and stockholders’ equity	$38,812	$40,007

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Condensed Statements of Income and Comprehensive Income

	2013	2012
	(In thousands)
Operating Income
Interest income	$41	$46
Dividends from the Bank	2,138	2,401
Total operating income	2,179	2,447

Noninterest Expense	323	256

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	1,856	2,191

Federal Income Tax Benefits	(96)	(68)
Income before equity in undistributed income of the Bank	1,952	2,259

Equity in undistributed (excess distributed) income of the Bank	104	(537)

Net Income	$2,056	$1,722

Total Comprehensive income	$781	$1,181
107

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

Condensed Statements of Cash Flows

	2013	2012
	(In thousands)
Operating Activities
Net income	$2,056	$1,722
Items not requiring (providing) cash
Equity in (undistributed) excess distributed net income of the Bank	(104)	537
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(25)	(251)
Accrued expenses and other liabilities	38	26
Net cash provided by operating activities	1,965	2,034

Investing Activities
Repayment of ESOP loan	81	82
Net cash provided by investing activities	81	82

Financing Activities
Payment of dividends on common stock	(880)	(760)
Purchase of treasury stock	(1,215)	(393)
Net cash used in financing activities	(2,095)	(1,153)

Net Change in Cash and Cash Equivalents	(49)	963

Cash and Cash Equivalents at Beginning of Period	1,113	150

Cash and Cash Equivalents at End of Period	$1,064	$1,113

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012
Note 22:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended December 31, 2013 and December 31, 2012:

	Three months Ended
Year Ended December 2013:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,599	$3,534	$3,561	$3,703
Total interest expense	589	587	575	570
Net interest income	3,010	2,947	2,986	3,133
Provision (credit) for loan losses	(141)	10	76	275
Noninterest income	387	398	394	417
Noninterest expense	2,730	2,663	2,645	2,725
Income before income taxes	808	672	659	550
Federal income tax expense	230	181	151	71
Net income	$578	$491	$508	$479
Earnings per share
Basic	$0.20	$0.17	$0.18	$0.17
Diluted	$0.20	$0.17	$0.18	$0.17

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2013 and 2012

	Three months Ended
Year Ended December 2012:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,987	$3,864	$3,807	$3,645
Total interest expense	791	718	668	621
Net interest income	3,196	3,146	3,139	3,024
Provision (credit) for loan losses	787	(394)	225	155
Noninterest income	455	493	516	461
Noninterest expense	2,772	3,215	2,840	2,730
Income before income taxes	92	818	590	600
Federal income tax expense (benefit)	(60)	194	125	119
Net income	$152	$624	$465	$481
Earnings per share
Basic	$0.05	$0.21	$0.16	$0.17
Diluted	$0.05	$0.21	$0.16	$0.17

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2013.

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

/s/ Rod C. Steiger	/s/ Myron Swartzentruber
Rod C. Steiger	Myron Swartzentruber
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
March 21, 2014	March 21, 2014

ITEM 9B.          Other Information

Not Applicable

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 22, 2014, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about April 21, 2014.

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
113

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

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 26, 2013 (SEC file number 333-69600))
3.2.1	Amendment to the By-laws (incorporated by reference to Exhibit 3.2.1 of the Form 8-K Current Report filed with the SEC on September 30, 2013 (SEC file number 0-23433))
4.0	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4 of the Form SB-2 Registration Statement filed with the SEC on September 18, 2001 (SEC file number 333-69600))
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

Beckler)

Exhibit Number	Description (and location)

10.7*	Group Term Carve-Out Plan for Senior Vice President and Above Agreement (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q filed with the SEC on May 10, 2013 (SEC file number 0-23433))

10.8*	Summary of Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q filed with the SEC on May 10, 2013 (SEC file number 0-23433))

21.0	Subsidiaries of Registrant (included in Item 1 – "Business" and incorporated herein by reference)
23.0	Consent of BKD, LLP (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer (filed herewith)
32.0	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)
101	Interactive financial data (XBRL) (furnished herewith)

* management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: March 21, 2014	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Rod C. Steiger	By:	/s/Myron Swartzentruber
	Rod C. Steiger, President and Chief		Myron Swartzentruber,
	Executive Officer and Director		Senior Vice President and
	(Principal Executive Officer)		Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	March 21, 2014	Date:	March 21, 2014

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Chair

Date:	March 21, 2014	Date:	March 21, 2014

By:	/s/Jonathan Ciccotelli	By:	/s/David L. Lehman
	Jonathan Ciccotelli, Director		David L Lehman, Director

Date:	March 21, 2014	Date:	March 21, 2014

By:	/s/Glenn W. Miller	By:	/s/Debra A. Marthey
	Glenn W. Miller, Director		Debra A. Marthey, Director

Date:	March 21, 2014	Date:	March 21, 2014