Form 10-Q
period 2014-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2014-05-09
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of April 30, 2014, the latest practicable date, 2,838,439 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$5,542	$7,751
Interest-bearing deposits	4,576	5,630
Cash and cash equivalents	10,118	13,381

Available-for-sale securities	105,335	103,625
Held-to-maturity securities	6,600	6,623
Loans, net of allowance for loan losses of $2,574 and $2,819 at March 31, 2014 and December 31, 2013, respectively	262,562	261,130
Premises and equipment	6,636	6,692
Federal Home Loan Bank stock	4,226	5,025
Accrued interest receivable	1,419	1,184
Bank-owned life insurance	9,073	9,006
Goodwill	1,719	1,719
Other intangible assets	15	38
Other assets	1,853	1,810
Prepaid federal income taxes	33	60
Total assets	$409,589	$410,293

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$81,783	$85,952
Savings and money market	125,674	121,140
Time	130,727	130,479
Total deposits	338,184	337,571
Other short-term borrowings	5,818	7,212
Federal Home Loan Bank advances	22,367	22,336
Interest payable and other liabilities	3,372	4,257
Deferred federal income taxes	525	365
Total liabilities	370,266	371,741
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,979	35,976
Retained earnings	19,190	18,743
Shares acquired by ESOP	(473)	(492)
Accumulated other comprehensive income	423	65
Treasury stock, at cost: Common: 1,140,292 and 1,135,292 shares at March 31, 2014 and December 31, 2013, respectively	(16,194)	(16,138)
Total stockholders’ equity	39,323	38,552
Total liabilities and stockholders’ equity	$409,589	$410,293

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and Dividend Income
Loans	$2,890	$2,888
Securities	780	656
Dividends on Federal Home Loan Bank stock and other	51	55
Total interest and dividend income	3,721	3,599

Interest Expense
Deposits	395	435
Other short-term borrowings	2	2
Federal Home Loan Bank advances	145	152
Total interest expense	542	589

Net Interest Income	3,179	3,010
Provision (Credit) for Loan Losses	8	(141)
Net Interest Income After Provision (Credit) for Loan Losses	3,171	3,151
Noninterest Income
Gain on loan sales	25	47
Gain on sale of premises and equipment	6	—
Earnings on bank-owned life insurance	71	73
Service fees, charges and other operating	269	270
Total noninterest income	371	390
Noninterest Expense
Salaries and employee benefits	1,493	1,504
Net occupancy and equipment expense	511	477
Federal deposit insurance premiums	63	75
Franchise taxes	64	100
Loss on sale of foreclosed assets held for sale	—	3
Amortization of intangible assets	23	23
Other	497	551
Total noninterest expense	2,651	2,733
Income Before Federal Income Taxes	891	808
Provision for Federal Income Taxes	221	230
Net Income	$670	$578
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	542	(322)
Tax (expense) benefit	(184)	109
Other comprehensive income (loss)	358	(213)
Total comprehensive income	$1,028	$365
Basic Earnings Per Share	$0.24	$0.20
Diluted Earnings Per Share	$0.24	$0.20
Dividends Per Share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$670	$578
Items not requiring (providing) cash
Depreciation and amortization	146	148
Provision (credit) for loan losses	8	(141)
Amortization of premiums and discounts on securities	266	472
Amortization of mortgage servicing rights	12	6
Amortization of deferred loan origination fees	(22)	(25)
Amortization of intangible asset	23	23
Increase in value of bank-owned life insurance	(67)	(70)
Amortization expense of stock benefit plan	22	20
Loss on sale of foreclosed assets held for sale	—	3
Gain on sale of premises and equipment	(6)	—
Net gain on sale of loans	(25)	(47)
Proceeds from sale of loans in the secondary market	611	4,402
Origination of loans for sale in the secondary market	(586)	(4,355)
Deferred income taxes	(24)	176
Changes in
Accrued interest receivable	(235)	(192)
Prepaid federal deposit insurance premiums	—	76
Other assets	(28)	(297)
Interest payable and other liabilities	(453)	(86)
Net cash provided by operating activities	312	691
Investing Activities
Purchases of available-for-sale securities	(6,411)	(10,902)
Purchase of held-to-maturity securities	—	(1,610)
Proceeds from maturities and paydowns of available-for-sale securities	4,982	11,404
Proceeds from maturities and paydowns of held-to-maturity securities	19	20
Proceeds from Federal Home Loan Bank stock redemption	799	—
Net change in loans	(1,418)	1,105
Purchase of premises and equipment	(90)	(74)
Proceeds from the sale of premises and equipment	6	—
Proceeds from the sale of foreclosed assets	—	122
Net cash (used in) provided by investing activities	$(2,113)	$65

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Financing Activities
Net change in deposits	$613	$(1,034)
Net change in other short-term borrowings	(1,394)	(1,102)
Proceeds from Federal Home Loan Bank advances	2,280	1,030
Repayments of Federal Home Loan Bank advances	(2,250)	(1,000)
Advances by borrowers for taxes and insurance	(433)	(414)
Dividends on common stock	(222)	(203)
Treasury stock purchases	(56)	(126)
Net cash used in financing activities	(1,462)	(2,849)
Decrease in Cash and Cash Equivalents	(3,263)	(2,093)
Cash and Cash equivalents, Beginning of period	13,381	12,055

Cash and Cash equivalents, End of period	$10,118	$9,962
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$518	$586
Federal income taxes paid	$200	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Recognition of mortgage servicing rights	$9	$44
Dividends payable	$227	$206

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
March 31, 2014:
U.S. government agencies	$134	$—	$—	$134
Mortgage-backed securities of government sponsored entities	81,089	1,172	479	81,782
Private-label collateralized mortgage obligations	651	28	—	679
State and political subdivisions	22,123	765	148	22,740
Totals	$103,997	$1,965	$627	$105,335

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
December 31, 2013:
U.S. government agencies	$137	$—	$—	$137
Mortgage-backed securities of government sponsored entities	79,901	1,177	721	80,357
Private-label collateralized mortgage obligations	675	29	—	704
State and political subdivisions	22,116	547	236	22,427
Totals	$102,829	$1,753	$957	$103,625

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2014:
U.S. government agencies	$107	$—	$—	$107
Mortgage-backed securities of government sponsored entities	1,373	11	13	1,371
State and political subdivisions	5,120	—	379	4,741
Totals	$6,600	$11	$392	$6,219

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2013:
U.S. government agencies	$109	$—	$—	$109
Mortgage-backed securities of government sponsored entities	1,390	11	21	1,380
State and political subdivisions	5,124	—	492	4,632
Totals	$6,623	$11	$513	$6,121

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$5,003	$5,238	$—	$—
Five to ten years	3,167	3,214	3,058	2,896
After ten years	14,087	14,422	2,169	1,952
	22,257	22,874	5,227	4,848

Mortgage-backed securities of government sponsored entities	81,089	81,782	1,373	1,371
Private-label collateralized mortgage obligations	651	679	—	—
Totals	$103,997	$105,335	$6,600	$6,219

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $62.9 million and $62.0 million at March 31, 2014 and December 31, 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2014 and December 31, 2013, was $47.0 million and $51.5 million, which represented approximately 42% and 47%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at March 31, 2014.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	March 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$28,622	$294	$8,984	$198	$37,606	$492
State and political subdivisions	6,910	333	2,440	194	9,350	527
Total temporarily impaired securities	$35,532	$627	$11,424	$392	$46,956	$1,019

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$36,004	$575	$5,330	$167	$41,334	$742
State and political subdivisions	8,639	555	1,519	173	10,158	728
Total temporarily impaired securities	$44,643	$1,130	$6,849	$340	$51,492	$1,470

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

Three months ended March 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$2,819
Provision charged to expense	(135)	127	17	(1)	8
Losses charged off	—	(260)	—	—	(260)
Recoveries	7	—	—	—	7
Ending balance	$889	$1,393	$288	$4	$2,574

Three months ended March 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision (credit) charged to expense	(61)	(18)	(63)	1	(141)
Losses charged off	(34)	(176)	—	(2)	(212)
Recoveries	—	—	1	1	2
Ending balance	$1,027	$1,731	$213	$6	$2,977
13

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of March 31, 2014 and December 31, 2013:

March 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Allowance Balances:
Ending balance:
Individually evaluated for impairment	$153	$359	$61	$—	$573
Collectively evaluated for impairment	736	1,034	227	4	2,001
Total allowance for loan losses	$889	$1,393	$288	$4	$2,574

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,317	$3,371	$137	$—	$9,825
Collectively evaluated for impairment	160,648	82,469	14,064	1,939	259,120
Total balance	$166,965	$85,840	$14,201	$1,939	$268,945
14

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Allowance Balances:
Ending balance:
Individually evaluated for impairment	$226	$618	$65	$—	$909
Collectively evaluated for impairment	791	908	206	5	1,910
Total allowance for loan losses	$1,017	$1,526	$271	$5	$2,819

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,411	$3,661	$142	$—	$10,214
Collectively evaluated for impairment	160,317	82,434	14,773	1,110	258,634
Total balance	$166,728	$86,095	$14,915	$1,110	$268,848

Total loans in the above tables do not include deferred loan origination fees of $682 and $682 or loans in process of $3.1 million and $4.2 million, respectively, for March 31, 2014 and December 31, 2013.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013:

March 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,883	$81,400	$13,730	$1,937
Special Mention (Risk 5)	487	1,579	335	—
Substandard (Risk 6)	7,595	2,861	136	2
Total	$166,965	$85,840	$14,201	$1,939

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,518	$81,362	$14,328	$1,108
Special Mention (Risk 5)	419	1,587	445	—
Substandard (Risk 6)	7,791	3,146	142	2
Total	$166,728	$86,095	$14,915	$1,110
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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for March 31, 2014 and December 31, 2013:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$2,118	$586	$287	$2,991	$163,974	$166,965	$—
All other mortgage loans	52	—	766	818	85,022	85,840	—
Commercial business loans	39	—	—	39	14,162	14,201	—
Consumer loans	1	—	—	1	1,938	1,939	—
Total	$2,210	$586	$1,053	$3,849	$265,096	$268,945	$—

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$679	$228	$624	$1,531	$165,197	$166,728	$—
All other mortgage loans	150	64	811	1,025	85,070	86,095	—
Commercial business loans	—	—	—	—	14,915	14,915	—
Consumer loans	79	—	—	79	1,031	1,110	—
Total	$908	$292	$1,435	$2,635	$266,213	$268,848	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	March 31, 2014	December 31, 2013
	(In thousands)
One-to-four family residential loans	$1,571	$1,851
Nonresidential real estate loans	766	1,045
All other mortgage loans	—	—
Commercial business loans	—	2
Consumer loans	2	—
Total	$2,339	$2,898

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at March 31, 2014 and December 31, 2013 in combination with activity for the three months ended March 31, 2014 and 2013 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of March 31, 2014			Three months ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,596	$5,596	$—	$5,583	$64
All other mortgage loans	2,027	2,027	—	2,039	20
Commercial business loans	76	76	—	77	1

Loans with a specific valuation allowance
One-to-four family residential loans	721	721	153	782	9
All other mortgage loans	1,344	2,070	359	1,477	14
Commercial business loans	61	61	61	63	1

Total:
One-to-four family residential loans	$6,317	$6,317	$153	$6,365	$73
All other mortgage loans	3,371	4,097	359	3,516	34
Commercial business loans	137	137	61	140	2
	$9,825	$10,551	$573	$10,021	$109

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2013			Three months ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,569	$5,569	$—	$5,620	$78
All other mortgage loans	2,051	2,051	—	2,578	29
Commercial business loans	77	77	—	85	1

Loans with a specific valuation allowance
One-to-four family residential loans	842	842	226	1,324	13
All other mortgage loans	1,610	2,076	618	2,956	9
Commercial business loans	65	65	65	94	1

Total:
One-to-four family residential loans	$6,411	$6,411	$226	$6,944	$91
All other mortgage loans	3,661	4,127	618	5,534	38
Commercial business loans	142	142	65	179	2
	$10,214	$10,680	$909	$12,657	$131

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All the TDR classifications listed below occurred as concessions were granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. The TDR classification that occurred in the 2014 period included an extension of the maturity date. In 2013, the concessions made to the borrowers included both a reduction in the stated interest rate below the market rate of similar debt and an extension of the maturity date. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three month periods ended March 31, 2014 and 2013. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date
Troubled Debt Restructurings	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
	(dollars in thousands)
March 31, 2014
One-to-four family residential loans		$—	$—
All other mortgage loans	1	261	261

March 31, 2013
One-to-four family residential loans	1	$113	$113
All other mortgage loans	1	576	576

Note 5:	Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(959)	(936)
Total	$1,734	$1,757

The Company recorded amortization relative to intangible assets totaling $23,000 and for both of the three month periods ended March 31, 2014, and 2013 respectively. Such amortization is derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at December 31, 2013 indicated there was no impairment in the carrying value of these assets.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Three months ended March 31,
	2014	2013
Weighted-average common shares outstanding (basic)	2,793,103	2,902,644
Dilutive effect of assumed exercise of stock options	—	—
Weighted-average common shares outstanding (diluted)	2,793,103	2,902,644

There were no options outstanding at March 31, 2014. Options to purchase 41,204 shares of common stock at an exercise price of $13.95 per share were outstanding at March 31, 2013, but none were included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares at March 31, 2013.

Note 7:	Stock Option Plan

During fiscal year 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. At December 31, 2013, all options under the 2004 Plan were expired, and none were outstanding at March 31, 2014. The Company recognized compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost was recognized over the vesting period. There were no options granted during the three months ended March 31, 2013. There was no compensation expense recognized for the stock option plan during the three months ended March 31, 2013, as all options were fully vested prior to these periods. As of March 31, 2013 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

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

The Bank must give notice to, or under certain conditions specified by regulation, apply to, the Federal Reserve Bank of Cleveland prior to declaring a dividend to the Company. Under existing regulatory guidance, a dividend is generally permissible without regulatory approval if the institution is considered to be “well capitalized” and the dividend does not exceed current year-to-date net income plus the change in retained earnings for the previous two calendar years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of March 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

As of March 31, 2014, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as wellcapitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2014 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Tier I Capital to average assets	$35,545	8.7%	$16,347	4.0%	$20,434	5.0%
Tier I Capital to risk-weighted assets	35,545	14.3%	9,916	4.0%	14,875	6.0%
Total Risk-based capital to risk- weighted assets	38,119	15.4%	19,833	8.0%	24,791	10.0%

As of December 31, 2013
Tier I Capital to average assets	$35,065	8.6%	$16,372	4.0%	$20,465	5.0%
Tier I Capital to risk-weighted assets	35,065	14.2%	9,866	4.0%	14,798	6.0%
Total Risk-based capital to risk- weighted assets	37,884	15.4%	19,731	8.0%	24,664	10.0%

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
Note 9:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income
	(In thousands)
March 31, 2014	$1,338	$(58)	$(609)	$(248)	$423

December 31, 2013	$796	$(58)	$(609)	$(64)	$65

There were no amounts reclassified out of accumulated other comprehensive (loss) income during the three months ended March 31, 2014 or 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
U.S. government agencies	$134	$—	$134	$—
Mortgage-backed securities of government sponsored entities	81,782	—	81,782	—
Private-label collateralized mortgage obligations	679	—	679	—
State and political subdivisions	22,740	—	22,740	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
U.S. government agencies	$137	$—	$137	$—
Mortgage-backed securities of government sponsored entities	80,357	—	80,357	—
Private-label collateralized mortgage obligations	704	—	704	—
State and political subdivisions	22,427	—	22,427	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
Collateral-dependent impaired loans	$261	$—	$—	$261

December 31, 2013
Collateral-dependent impaired loans	$289	$—	$—	$289

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2014
Collateral-dependent impaired loans	$261	Market comparable properties	N/A	N/A

December 31, 2013
Collateral-dependent impaired loans	$289	Present value of cashflows	Discount Rate	6.22%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2014 as compared to December 31, 2013.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
Financial assets
Cash and cash equivalents	$10,118	$10,118	$—	$—
Held-to-maturity securities	6,600	—	6,219	—
Loans, net of allowance for loan losses	262,562	—	—	269,039
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,419	—	1,419	—

Financial liabilities
Deposits	338,184	27,686	284,975	—
Other short-term borrowings	5,818	—	5,818	—
Federal Home Loan Bank advances	22,367	—	22,709	—
Advances from borrowers for taxes and insurance	672	—	672	—
Interest payable	91	—	91	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Financial assets
Cash and cash equivalents	$13,381	$13,381	$—	$—
Held-to-maturity securities	6,623	—	6,121
Loans, net of allowance for loan losses	261,130	—	—	266,530
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,184	—	1,184	—

Financial liabilities
Deposits	337,571	30,145	275,357	—
Other short-term Borrowings	7,212	—	7,212	—
Federal Home Loan Bank Advances	22,336	—	22,801	—
Advances from borrowers for taxes and insurance	1,105	—	1,105	—
Interest payable	68	—	68	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2014 and December 31, 2013.

Note 11:	Recent Accounting Developments

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force, in Accounting Standards Update No. 2014-04, issued in January 2014. The amendments in this update provides clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms, in Accounting Standards Update No. 2014-06, was issued in March 2014. This update contains amendments that affect a wide variety of Topics in the Codification, and represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make improvements to the Master Glossary. The amendments in this update do not have transition guidance and were effective upon issuance for both public and nonpublic entities. This standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in Accounting Standards Update No. 2014-08, was issued in April 2014. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Another ongoing initiative is the development of our branch staff, through sales and product training, to identify opportunities for revenue generation. During the current quarter the Company successfully hired a full time, experienced Director of Customer Service and Sales who has begun the process of re-evaluating staff and operational processes related to all aspects of customer interaction.

A further ongoing initiative, following an 18 month review process, is the upgrading of information technology solutions over a two year implementation schedule, to improve internal operating efficiency and customer service while remaining attentive to potential effect on short and long term operating results to improve internal operating efficiency and customer service.

The final initiative includes the continuing development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions. The Board of Directors Risk Management Committee, formed during 2013 to oversee management’s ERM program, meets on a quarterly basis.

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

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of Financial Condition Changes from December 31, 2013 to March 31, 2014

At March 31, 2014, the Company had total assets of $409.6 million, a decrease of $704,000, from total assets at December 31, 2013. The decrease in total assets includes a $3.3 million decrease in cash and a $799,000 decrease in Federal Home Loan Bank stock, partially offset by a $1.7 million increase in total securities, and a $1.4 million increase in net loan balances.

Total securities increased $1.7 million during the three months ended March 31, 2014. The increase was due to purchases totaling $6.4 million and a $542,000 increase in unrealized gains on available-for-sale securities, partially offset by principal repayments of $5.0 million and amortization of premiums of $266,000 during the three months ended March 31, 2014.

Net loans receivable increased by $1.4 million at March 31, 2014 compared to December 31, 2013. The Bank originated $10.0 million of loans, received payments of $7.7 million, and originated and sold $586,000 of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to the increased sales efforts by our team of commercial lenders supported by marketing activities to increase awareness within our market area regarding the Bank’s commercial, mortgage and consumer loan products and services.

Management continues to focus on key areas of risk when reviewing potential loan originations and securities purchases, including interest rate, liquidity and credit risk. Interest rate risk arises mainly from longer term fixed-rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate residential mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short-term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk-weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will decline.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	March 31, 2014		December 31, 2013
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$166,965	62.08%	$166,728	62.02%
Residential construction loans	4,191	1.56%	4,951	1.84%
Multi-family residential	14,201	5.28%	14,011	5.21%
Nonresidential real estate/land(2)	67,448	25.08%	67,133	24.97%
Total mortgage loans	252,805	94.00%	252,823	94.04%
Other loans:
Consumer loans(3)	1,939	0.72%	1,110	0.41%
Commercial business loans	14,201	5.28%	14,915	5.55%
Total other loans	16,140	6.00%	16,025	5.96%
Total loans before net items	268,945	100.00%	268,848	100.00%
Less:
Loans in process	3,127		4,217
Deferred loan origination fees	682		682
Allowance for loan losses	2,574		2,819
Total loans receivable, net	$262,562		$261,130

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.2 million at March 31, 2014 and $14.3 million at December 31, 2013. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.6 million at March 31, 2014 and $2.7 million for December 31, 2013.
(3)	Includes second mortgage loans of $539 at March 31, 2014 and $566 at December 31, 2013.
35

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Home Loan Bank stock, totaled $4.2 million, and decreased $799,000, compared to $5.0 million at December 31, 2013. The decrease was due to a stock repurchase program initiated by the FHLB whereby the FHLB repurchased excess shares held by member banks.

Foreclosed assets held for sale, if any, include those properties that have been foreclosed by the Bank and held for sale. There were no foreclosed assets held for sale at March 31, 2014 or December 31, 2013, nor were there any additions or sales in the current year quarter. Activity during the prior year quarter included the sale of two residential properties totaling $122,000 that had been held as foreclosed assets. Total nonperforming and impaired assets totaled $10.6 million, or 2.59% of total assets at March 31, 2014 compared to $11.1 million, or 2.70% of total assets at December 31, 2013.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2013. Management believes that there were no interim impairment indicators that would require another evaluation at March 31, 2014.

Deposits totaled $338.2 million at March 31, 2014, an increase of $600,000 from $337.6 million at December 31, 2013. This increase includes a $4.5 million increase in savings and money market balances and a $248,000 increase in time deposits, partially offset by a $4.2 million decrease in demand deposits. The rate of change in the composition of deposits from higher cost term deposits to lower cost liquid deposits slowed during the quarter as the difference between maturing and renewal rates on term deposits has narrowed and customers adjust to the extended period of low interest rates. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $1.4 million and totaled $5.8 million at March 31, 2014. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both March 31, 2014 and December 31, 2013.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $22.4 million at March 31, 2014, compared to $22.3 million at December 31, 2013. This increase includes $31,000 related to amortized prepayment penalties. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 2.59% at March 31, 2014 compared to 2.82% at December 31, 2013.

Stockholders’ equity increased by $771,000 during the quarter ended March 31, 2014, primarily due to net income of $670,000, and a $358,000 increase in unrealized gains on available-for-sale securities. These increases were partially offset by dividends of $222,000, and purchases of treasury stock totaling $56,000 during the current year quarter.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purchase of treasury shares during the current year period was made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013 the Company announced the adoption of a new share repurchase program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 56,682 shares of its common stock outstanding.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General

Net income for the three months ended March 31, 2014, totaled $670,000, reflecting an increase of $92,000, from $578,000 for the three month period ended March 31, 2013. The increase in net income was primarily due to an increase in net interest income and a decrease in both noninterest expense and provision for federal income taxes, partially offset by a decrease in net noninterest income and an increase in provision for loan losses.

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

	For the three months ended March 31,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$261,588	$2,890	4.42%	$247,693	$2,888	4.66%
Investment securities(2)	112,902	780	2.76%	115,023	656	2.28%
Interest-earning deposits(3)	11,825	51	1.73%	12,740	55	1.73%
Total interest-earning assets	386,315	3,721	3.85%	375,456	3,599	3.83%
Noninterest-earning assets	23,357			24,807
Total assets	$409,672			$400,263
Interest-bearing liabilities:
Deposits	$337,397	$395	0.47%	$326,495	$435	0.53%
Other short-term borrowings	6,595	2	0.12%	6,615	2	0.12%
Borrowings	22,375	145	2.59%	21,239	152	2.86%
Total interest-bearing liabilities	366,367	542	0.59%	354,349	589	0.66%
Noninterest-bearing liabilities	4,435			5,942
Total liabilities	370,802			360,291
Stockholders’ equity	38,870			39,972
Total liabilities and stockholders’ equity	$409,672			$400,263
Net interest income		$3,179			$3,010
Interest rate spread(4)			3.26%			3.17%
Net yield on interest-earning assets(5)			3.29%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.44%			105.96%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
38

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income increased $122,000 or 3.4%, to $3.7 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase was due to a $10.8 million increase in the average balance of interest-earning assets from $375.5 million in the 2013 period to $386.3 million for the 2014 period, and a 2 basis point increase in the weighted-average yield on interest-earning assets from 3.83% in the 2013 period to 3.85% for the 2014 period. The increase in yield was primarily due to a shift in higher yielding loan balances and a decrease in both the lower interest yielding investment securities and interest-earning deposits

The increase in the average balance of earning assets for the 2014 period compared to the 2013 period includes a $13.9 million increase in average loan balances, partially offset by a $2.1 million decrease in average securities balances and a decline in the average interest earning deposit balances of $915,000 as the Company continues to enhance its mix of earning assets by converting lower yielding securities and interest-earning deposits into higher yielding loans. The increase in rate earned is primarily due to decreases in both securities prepayments and amortization of purchase premiums as a result of an increase in market rates which slowed the volume of rate driven refinancing compared to the prior year quarter. However, despite the rise in rates from historic lows, the continued overall low level of market interest rates continues to result in new loan originations at lower yields than the existing portfolio and the downward repricing of existing adjustable rate loans that continue to negatively affect the net interest margin.

Interest income on loans was $2.9 million for both of the three month periods ended March 31, 2014, and 2013, primarily due to an increase in the average balance of loans, substantially offset by a decrease in the weighted-average yield. The average balance of loans outstanding increased $13.9 million from $247.7 million in the 2013 period to $261.6 million in the 2014 period. The increase in the average balance of loans outstanding was substantially offset by a 24 basis point decrease in the weighted-average loan portfolio yield from 4.66% for the three months ended March 31, 2013 to 4.42% for the three months ended March 31, 2014, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. Interest income on securities increased $124,000 during the three months ended March 31, 2014, compared to the same period in 2013. This increase was due to a 48 basis point increase in the weighted-average rate from 2.28% in the 2013 period to 2.76% for the 2014 period, partially offset by a $2.1 million decrease in the average balance. The increase in yield was primarily to the slowing of prepayments causing a decline in premium amortization for the quarter.

Dividends on Federal Home Loan Bank stock and other income decreased $4,000 for three months ended March 31, 2014 compared to March 31, 2013. The decrease was substantially due to a $915,000 decrease in the average balance, while the weighted-average rate was 1.73% for both three month periods ended March 31, 2014, and 2013.

Interest Expense

Interest expense totaled $542,000 for the three month period ended March 31, 2014, a decrease of $47,000, or 8.0%, from $589,000 for the three month period ended March 31, 2013. The decrease was due to a 7 basis point decrease in the weighted-average cost of funds from 0.66% in the 2013 period to 0.59% in the current year period, partially offset by a $12.1 million, or 3.4%, increase in the average balance of total interest-bearing liabilities from $354.3 million in the 2013 period to $366.4 million in the 2014 period.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on deposits for the three month period ended March 31, 2014 totaled $395,000, a decrease of $40,000, or 9.2%, from $435,000 for the same period in the previous year. The decrease was due to a 6 basis point decrease in the weighted-average cost of deposits, from 0.53% in the 2013 period to 0.47% for the 2014 period, partially offset by a $10.9 million increase in the average balance from $326.5 million in the 2013 period to $337.4 million in the 2014 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions and as pricing pressure in the local market has begun rising.

Interest expense on other short-term borrowings totaled $2,000 for both three month periods ended March 31, 2014, and 2013. The weighted-average cost was unchanged at 0.12%, for both periods, while the average balance decreased by $20,000.

Interest expense on Federal Home Loan Bank advances totaled $145,000 for the three month period ended March 31, 2014, which decreased $7,000 from $152,000 in the 2013 period. The decrease was primarily due to a 27 basis point decrease in the weighted-average cost from 2.86% in the 2013 period to 2.59% in the 2014 period, partially offset by a $1.1 million, or 5.3%, increase in the average balance outstanding. The decrease in the weighted-cost was due to the maturity of higher rate advances, while the increase in the average balance was due to taking out new fixed-rate term advances in excess of the scheduled maturity of fixed-rate term advances.

Net Interest Income

Net interest income totaled $3.2 million for the three month period ended March 31, 2014, an increase of $169,000, or 5.6%, from the three month period ended March 31, 2013. The increase in net interest income was mainly due to a 9 basis point increase in the net interest rate spread, from 3.17% at March 31, 2013 to 3.26% at March 31, 2014. The increase in the net interest spread was a result of yields on earning assets increasing, while the cost of funds decreased. During the three months ended March 31, 2014, the yield on earning assets increased 2 basis points, while the rate paid on interest-bearing liabilities decreased 7 basis points, compared to the same period last year. The yield on earning assets was positively impacted by a shift in the mix of earning assets from lower yielding securities into higher yielding loans, as well as a slowdown in securities prepayments and amortization of purchase premiums. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded an $8,000 provision for loan losses for the three month period ended March 31, 2014, compared to a provision reversal of $141,000 for the three month period ended March 31, 2013. The increase is primarily due to certain improved economic and specific factors in the 2013 quarter that allowed the release of reserves that was not repeated in the 2014 quarter. The provision for the current year quarter remained low due to a continuation of consistent economic factors as reported in December 2013, combined with moderate loan growth.

Noninterest Income

Noninterest income totaled $371,000, for the three months ended March 31, 2014, a decrease of $19,000, from $390,000 for the same period in 2013. The decrease was primarily due to a $22,000 decrease in gain on sale of residential mortgage loans. The decrease in gain on sale of residential mortgage loans was primarily due to reduced loan sales in the 2014 quarter compared to the 2013 quarter.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expense totaled $2.7 million for both the three months ended March 31, 2014, and 2013. Changes included a $36,000 decrease in franchise taxes and a $54,000 decrease in other operating expenses, partially offset by a $34,000 increase in occupancy and equipment expense. The decrease in franchise taxes was primarily due to the State of Ohio’s newly enacted Financial Institutions Tax during the 2014 quarter, which resulted in lower taxes compared to the previous Ohio corporate franchise tax that was in place during the 2013 quarter. The decrease in other operating expenses was primarily due a decrease in office supplies and marketing expenses, partially offset by an increase in audit and accounting expense compared to the prior year quarter. The increase in occupancy and equipment expense was due to increases in building insurance, data processing and upgrades to our automated teller machine (ATM) network during the current quarter compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $221,000 for the three month period ended March 31, 2014, a decrease of $9,000 compared to $230,000 for three month period ended March 31, 2013. The decrease was due to a lower effective tax rate for the three month period ended March 31, 2014 at 24.8% compared to 28.5% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax. The impact of the lower effective tax was partially offset by an $83,000 increase in pretax income compared to the prior year period.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended March 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
January 1 - 31, 2014	—	$—	160,674	61,682
February 1 - 28, 2014	—	—	160,674	61,682
March 1 - 31, 2014	5,000	11.15	165,674	56,682
Total	5,000	$11.15	165,674	56,682

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or 5.0%, of the Company’s outstanding shares of common stock. On September 30, 2013 the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 56,682 shares of its common stock outstanding.

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

Date:	May 9, 2014	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	May 9, 2014	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

