Form 10-Q
period 2014-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2014-08-08
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐   No   ☒

As of July 31, 2014, the latest practicable date, 2,830,939 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$7,713	$7,751
Interest-bearing deposits	4,378	5,630
Cash and cash equivalents	12,091	13,381

Available-for-sale securities	111,605	103,625
Held-to-maturity securities	6,581	6,623
Loans, net of allowance for loan losses of $2,549 and $2,819 at June 30, 2014 and December 31, 2013, respectively	260,056	261,130
Premises and equipment	6,838	6,692
Federal Home Loan Bank stock	4,226	5,025
Foreclosed assets held for sale, net	81	—
Accrued interest receivable	1,219	1,184
Bank-owned life insurance	9,142	9,006
Goodwill	1,719	1,719
Other intangible assets	—	38
Other assets	1,781	1,810
Prepaid federal income taxes	49	60
Total assets	$415,388	$410,293

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$88,180	$85,952
Savings and money market	129,328	121,140
Time	131,940	130,479
Total deposits	349,448	337,571
Other short-term borrowings	6,146	7,212
Federal Home Loan Bank advances	16,395	22,336
Interest payable and other liabilities	2,702	4,257
Deferred federal income taxes	705	365
Total liabilities	375,396	371,741
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,984	35,976
Retained earnings	19,639	18,743
Shares acquired by ESOP	(454)	(492)
Accumulated other comprehensive income	710	65
Treasury stock, at cost: Common: 1,147,792 and 1,135,292 shares at June 30, 2014 and December 31, 2013, respectively	(16,285)	(16,138)
Total stockholders’ equity	39,992	38,552
Total liabilities and stockholders’ equity	$415,388	$410,293

See accompanying notes to condensed consolidated financial statements.	2

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three and six months ended June 30, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans	$2,879	$2,846	$5,769	$5,734
Securities	783	632	1,563	1,288
Dividends on Federal Home Loan Bank stock and other	50	56	101	111
Total interest and dividend income	3,712	3,534	7,433	7,133

Interest Expense
Deposits	393	431	788	866
Other short-term borrowings	3	3	5	5
Federal Home Loan Bank advances	134	153	279	305
Total interest expense	530	587	1,072	1,176

Net Interest Income	3,182	2,947	6,361	5,957
Provision (Credit) for Loan Losses	79	10	87	(131)
Net Interest Income After Provision (Credit) for Loan Losses	3,103	2,937	6,274	6,088
Noninterest Income
Gain on loan sales	84	26	109	73
Gain on sale of foreclosed assets held for sale	—	20	—	17
Gain on sale of premises and equipment	1	—	7	—
Earnings on bank-owned life insurance	73	74	144	147
Service fees, charges and other operating	323	278	592	548
Total noninterest income	481	398	852	785
Noninterest Expense
Salaries and employee benefits	1,525	1,528	3,018	3,032
Net occupancy and equipment expense	511	477	1,022	954
Federal deposit insurance premiums	68	65	131	140
Franchise taxes	65	100	129	200
Amortization of intangible assets	15	22	38	45
Other	466	471	963	1,022
Total noninterest expense	2,650	2,663	5,301	5,393
Income Before Federal Income Taxes	934	672	1,825	1,480
Provision for Federal Income Taxes	234	181	455	411
Net Income	$700	$491	$1,370	$1,069
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	435	(1,728)	977	(2,050)
Tax (expense) benefit	(148)	587	(332)	696
Other comprehensive income (loss)	287	(1,141)	645	(1,354)
Total comprehensive income (loss)	$987	$(650)	$2,015	$(285)
Basic Earnings Per Share	$0.25	$0.17	$0.49	$0.37
Diluted Earnings Per Share	$0.25	$0.17	$0.49	$0.37
Dividends Per Share	$0.09	$0.08	$0.17	$0.15

See accompanying notes to condensed consolidated financial statements.	3

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$1,370	$1,069
Items not requiring (providing) cash
Depreciation and amortization	298	296
Provision (credit) for loan losses	87	(131)
Amortization of premiums and discounts on securities	545	960
Amortization of mortgage servicing rights	22	17
Amortization of deferred loan origination fees	(53)	(52)
Amortization of intangible asset	38	45
Increase in value of bank-owned life insurance	(136)	(140)
Amortization expense of stock benefit plan	46	40
Gain on sale of foreclosed assets held for sale	—	(17)
Gain on sale of premises and equipment	(7)	—
Net gain on sale of loans	(109)	(73)
Proceeds from sale of loans in the secondary market	2,796	5,625
Origination of loans for sale in the secondary market	(2,687)	(5,552)
Deferred income taxes	8	166
Changes in
Accrued interest receivable	(35)	1
Prepaid federal deposit insurance premiums	—	529
Other assets	18	(416)
Interest payable and other liabilities	(617)	354
Net cash provided by operating activities	1,584	2,721
Investing Activities
Purchases of available-for-sale securities	(17,984)	(24,131)
Purchase of held-to-maturity securities	—	(2,988)
Proceeds from maturities and paydowns of available-for-sale securities	10,446	22,013
Proceeds from maturities and paydowns of held-to-maturity securities	33	47
Proceeds from Federal Home Loan Bank stock redemption	799	—
Net change in loans	959	(1,671)
Purchase of premises and equipment	(444)	(129)
Proceeds from the sale of premises and equipment	7	—
Proceeds from the sale of foreclosed assets	—	272
Net cash used in investing activities	$(6,184)	$(6,587)
See accompanying notes to condensed consolidated financial statements.	4

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Financing Activities
Net change in deposits	$11,877	$4,363
Net change in other short-term borrowings	(1,066)	1,296
Proceeds from Federal Home Loan Bank advances	2,719	3,060
Repayments of Federal Home Loan Bank advances	(8,660)	(3,000)
Advances by borrowers for taxes and insurance	(939)	(575)
Dividends on common stock	(474)	(430)
Treasury stock purchases	(147)	(558)
Net cash provided in financing activities	3,310	4,156
Change in Cash and Cash Equivalents	(1,290)	290
Cash and Cash Equivalents, Beginning of period	13,381	12,055

Cash and Cash Equivalents, End of period	$12,091	$12,345
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,078	$1,175

Federal income taxes paid	$400	$150

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$81	$50

Recognition of mortgage servicing rights	$40	$56

Dividends payable	$255	$232

See accompanying notes to condensed consolidated financial statements.	5

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
June 30, 2014:
U.S. government agencies	$131	$1	$—	$132
Mortgage-backed securities of government sponsored entities	87,397	1,363	310	88,450
Private-label collateralized mortgage obligations	583	15	2	596
State and political subdivisions	21,721	821	115	22,427
Totals	$109,832	$2,200	$427	$111,605

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2013:
U.S. government agencies	$137	$—	$—	$137
Mortgage-backed securities of government sponsored entities	79,901	1,177	721	80,357
Private-label collateralized mortgage obligations	675	29	—	704
State and political subdivisions	22,116	547	236	22,427
Totals	$102,829	$1,753	$957	$103,625

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2014:
U.S. government agencies	$105	$—	$—	$105
Mortgage-backed securities of government sponsored entities	1,360	7	—	1,367
State and political subdivisions	5,116	—	309	4,807
Totals	$6,581	$7	$309	$6,279

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2013:
U.S. government agencies	$109	$—	$—	$109
Mortgage-backed securities of government sponsored entities	1,390	11	21	1,380
State and political subdivisions	5,124	—	492	4,632
Totals	$6,623	$11	$513	$6,121

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,166	$6,481	$—	$—
Five to ten years	2,439	2,481	3,056	2,930
After ten years	13,247	13,597	2,165	1,982
	21,852	22,559	5,221	4,912

Mortgage-backed securities of government sponsored entities	87,397	88,450	1,360	1,367
Private-label collateralized mortgage obligations	583	596	—	—
Totals	$109,832	$111,605	$6,581	$6,279

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $60.4 million and $62.0 million at June 30, 2014 and December 31, 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2014 and December 31, 2013, was $39.6 million and $51.5 million, which represented approximately 34% and 47%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at June 30, 2014.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$15,179	$59	$16,715	$251	$31,894	$310
Private-label collateralized mortgage obligations	124	2	—	—	124	2
State and political subdivisions	528	11	7,099	413	7,627	424
Total temporarily impaired securities	$15,831	$72	$23,814	$664	$39,645	$736

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$36,004	$575	$5,330	$167	$41,334	$742
State and political subdivisions	8,639	555	1,519	173	10,158	728
Total temporarily impaired securities	$44,643	$1,130	$6,849	$340	$51,492	$1,470

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013:

Three months ended June 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$889	$1,393	$288	$4	$2,574
Provision charged to expense	63	(255)	271	—	79
Losses charged off	(11)	—	(112)	—	(123)
Recoveries	—	17	2	—	19
Ending balance	$941	$1,155	$449	$4	$2,549

Three months ended June 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,027	$1,731	$213	$6	$2,977
Provision charged to expense	216	(174)	(29)	(3)	10
Losses charged off	(4)	—	—	—	(4)
Recoveries	—	—	1	3	4
Ending balance	$1,239	$1,557	$185	$6	$2,987

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$2,819
Provision charged to expense	(72)	(128)	288	(1)	87
Losses charged off	(11)	(260)	(112)	—	(383)
Recoveries	7	17	2	—	26
Ending balance	$941	$1,155	$449	$4	$2,549

Six months ended June 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision (credit) charged to expense	155	(192)	(92)	(2)	(131)
Losses charged off	(38)	(176)	—	(2)	(216)
Recoveries	—	—	2	4	6
Ending balance	$1,239	$1,557	$185	$6	$2,987

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of June 30, 2014 and December 31, 2013:

June 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$96	$209	$241	$—	$546
Collectively evaluated for impairment	845	946	208	4	2,003
Total allowance for loan losses	$941	$1,155	$449	$4	$2,549

Loan Balances:
Ending balance:
Individually evaluated for impairment	$5,828	$2,887	$241	$—	$8,956
Collectively evaluated for impairment	160,422	81,467	14,116	1,932	257,937
Total balance	$166,250	$84,354	$14,357	$1,932	$266,893
14

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$226	$618	$65	$—	$909
Collectively evaluated for impairment	791	908	206	5	1,910
Total allowance for loan losses	$1,017	$1,526	$271	$5	$2,819

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,411	$3,661	$142	$—	$10,214
Collectively evaluated for impairment	160,317	82,434	14,773	1,110	258,634
Total balance	$166,728	$86,095	$14,915	$1,110	$268,848

Total loans in the above tables do not include deferred loan origination fees of $681 and $682 or loans in process of $3.6 million and $4.2 million, respectively, for June 30, 2014 and December 31, 2013.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013:

June 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$156,430	$80,957	$13,893	$1,931
Special Mention (Risk 5)	2,867	1,017	223	—
Substandard (Risk 6)	6,953	2,380	241	1
Total	$166,250	$84,354	$14,357	$1,932

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,518	$81,362	$14,328	$1,108
Special Mention (Risk 5)	419	1,587	445	—
Substandard (Risk 6)	7,791	3,146	142	2
Total	$166,728	$86,095	$14,915	$1,110
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

Risk 5 or “Special Mention,” also known as “watch,” has potential weakness that deserve Management’s close attention. This risk includes loans where the borrower has developed financial uncertainties or the borrower is resolving the financial uncertainties. Bank credits have been secured or negotiations will be ongoing to secure further collateral.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2014 and December 31, 2013:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$254	$557	$1,507	$2,318	$163,932	$166,250	$936
All other mortgage loans	—	—	152	152	84,202	84,354	—
Commercial business loans	—	37	110	147	14,210	14,357	—
Consumer loans	—	—	1	1	1,931	1,932	1
Total	$254	$594	$1,770	$2,618	$264,275	$266,893	$937

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$679	$228	$624	$1,531	$165,197	$166,728	$—
All other mortgage loans	150	64	811	1,025	85,070	86,095	—
Commercial Business loans	—	—	—	—	14,915	14,915	—
Consumer loans	79	—	—	79	1,031	1,110	—
Total	$908	$292	$1,435	$2,635	$266,213	$268,848	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	June 30, 2014	December 31, 2013
	(In thousands)
One-to-four family residential loans	$1,856	$1,851
Nonresidential real estate loans	152	1,045
All other mortgage loans	—	—
Commercial business loans	183	2
Consumer loans	1	—
Total	$2,192	$2,898

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at June 30, 2014 and December 31, 2013 in combination with activity for the three and six months ended June 30, 2014 and 2013 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of June 30, 2014			Three months ended June 30, 2014		Six months ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$4,897	$4,897	$—	$5,247	$41	$5,354	$105
All other mortgage loans	2,360	2,360	—	2,194	43	2,146	63
Commercial business loans	—	—	—	38	—	51	—

Loans with a specific valuation allowance
One-to-four family residential loans	931	931	96	826	18	831	27
All other mortgage loans	527	527	209	936	4	1,160	18
Commercial business loans	241	241	241	151	2	122	3

Total:
One-to-four family residential loans	$5,828	$5,828	$96	$6,073	$59	$6,185	$132
All other mortgage loans	2,887	2,887	209	3,130	47	3,306	81
Commercial business loans	241	241	241	189	2	173	3
	$8,956	$8,956	$546	$9,392	$108	$9,664	$216

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2013			Three months ended June 30, 2013		Six months ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,569	$5,569	$—	$5,810	$60	$5,736	$138
All other mortgage loans	2,051	2,051	—	2,351	20	2,494	49
Commercial business loans	77	77	—	83	—	84	1

Loans with a specific valuation allowance
One-to-four family residential loans	842	842	226	1,230	2	1,250	15
All other mortgage loans	1,610	2,076	618	2,681	27	2,806	36
Commercial business loans	65	65	65	82	1	88	2

Total:
One-to-four family residential loans	$6,411	$6,411	$226	$7,040	$62	$6,986	$153
All other mortgage loans	3,661	4,127	618	5,032	47	5,300	85
Commercial business loans	142	142	65	165	1	172	3
	$10,214	$10,680	$909	$12,237	$110	$12,458	$241

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All the TDR classifications listed below occurred as concessions were granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. The TDR classification that occurred in the 2014 quarter-to-date period included capitalizing delinquent real estate taxes and a portion of unpaid late charges, while the TDR’s in the 2014 year-to-date period also included an extension of the maturity date. In the June 30, 2013 quarter, and year-to-date periods, the concessions made to the borrowers included both a reduction in the stated interest rate below the market rate of similar debt and an extension of the maturity date. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the twelve month periods ended June 30, 2014 and 2013. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Unpaid Recorded Balance	Post- modification Unpaid Recorded Balance	Number of loans	Pre- modification Unpaid Recorded Balance	Post- modification Unpaid Recorded Balance
	(dollars in thousands)
June 30, 2014
One-to-four family residential loans		$—	$—		$—	$—
All other mortgage loans	1	796	829	2	1,057	1,090

June 30, 2013
One-to-four family residential loans	1	$303	$303	2	$416	$416
All other mortgage loans		—	—	1	576	576

Note 5:	Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(936)
Total	$1,719	$1,757

The Company recorded amortization relative to intangible assets totaling $15,000 and $38,000 for the three and six month periods ended June 30, 2014, and $22,000 and $45,000 for the three and six months ended June 30, 2013 respectively. Such amortization is derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at December 31, 2013 indicated there was no impairment in the carrying value of these assets.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding (basic)	2,785,752	2,872,079	2,787,474	2,887,277
Dilutive effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding (diluted)	2,785,752	2,872,079	2,787,474	2,887,277

There were no options outstanding at June 30, 2014. Options to purchase 41,204 shares of common stock at an exercise price of $13.95 per share were outstanding at June 30, 2013, but none were included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares at June 30, 2013.

Note 7:	Stock Option Plan

During fiscal year 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. At December 31, 2013, all options under the 2004 Plan were expired, and none were outstanding at June 30, 2014. The Company recognized compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost was recognized over the vesting period. There were no options granted during the three and six months ended June 30, 2013. There was no compensation expense recognized for the stock option plan during the three and six months ended June 30, 2013, as all options were fully vested prior to these periods. As of June 30, 2013 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of June 30, 2014, that the Bank met all capital adequacy requirements to which it is subject.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

As of June 30, 2014, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2014 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Tier I Capital to average assets	$36,016	8.7%	$16,559	4.0%	$20,699	5.0%
Tier I Capital to risk-weighted assets	36,016	14.3%	10,107	4.0%	15,160	6.0%
Total Risk-based capital to risk-weighted assets	38,565	15.3%	20,214	8.0%	25,267	10.0%

As of December 31, 2013
Tier I Capital to average assets	$35,065	8.6%	$16,372	4.0%	$20,465	5.0%
Tier I Capital to risk-weighted assets	35,065	14.2%	9,866	4.0%	14,798	6.0%
Total Risk-based capital to risk-weighted assets	37,884	15.4%	19,731	8.0%	24,664	10.0%

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 9:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income
	(In thousands)
June 30, 2014	$1,773	$(58)	$(609)	$(396)	$710

December 31, 2013	$796	$(58)	$(609)	$(64)	$65

There were no amounts reclassified out of accumulated other comprehensive (loss) income during the three and six months ended June 30, 2014 or 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
U.S. government agencies	$132	$—	$132	$—
Mortgage-backed securities of government sponsored entities	88,450	—	88,450	—
Private-label collateralized mortgage obligations	596	—	596	—
State and political subdivisions	22,427	—	22,427	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
U.S. government agencies	$137	$—	$137	$—
Mortgage-backed securities of government sponsored entities	80,357	—	80,357	—
Private-label collateralized mortgage obligations	704	—	704	—
State and political subdivisions	22,427	—	22,427	—

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

Appraisals of real estate are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Financial Officer. Appraisals are reviewed internally for accuracy and consistency in accordance with regulatory requirements. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013. There were no assets measured at fair value on a nonrecurring basis at June 30, 2014.

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

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2014 as compared to December 31, 2013.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
Financial assets
Cash and cash equivalents	$12,091	$12,091	$—	$—
Held-to-maturity securities	6,581	—	6,279	—
Loans, net of allowance for loan losses	260,056	—	—	267,626
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,219	—	1,219	—

Financial liabilities
Deposits	349,448	32,131	294,902	—
Other short-term borrowings	6,146	—	6,146	—
Federal Home Loan Bank advances	16,395	—	16,666	—
Advances from borrowers for taxes and insurance	166	—	166	—
Interest payable	61	—	61	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
December 31, 2013
Financial assets
Cash and cash equivalents	$13,381	$13,381	$—	$—
Held-to-maturity securities	6,623	—	6,121
Loans, net of allowance for loan losses	261,130	—	—	266,530
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,184	—	1,184	—

Financial liabilities
Deposits	337,571	30,145	275,357	—
Other short-term Borrowings	7,212	—	7,212	—
Federal Home Loan Bank Advances	22,336	—	22,801	—
Advances from borrowers for taxes and insurance	1,105	—	1,105	—
Interest payable	68	—	68	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2014 and December 31, 2013.

Note 11:	Recent Accounting Developments

FASB ASU 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date in Accounting Standards Update No. 2013-04, issued in February 2013 requires the Company to measure and report on obligations resulting from joint and several liability. This includes the amount the Company has agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the Company expects to pay on behalf of its co-obligors. The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This standard did not have a material impact on the Company’s consolidated financial statements.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Another ongoing initiative is the development of our customer contact staff, through sales and product training, to identify opportunities for revenue generation. The Bank’s Director of Customer Service and Sales, hired during the first quarter of 2014, continues to re-evaluate staff and operational processes related to all aspects of customer interaction. In cooperation with an existing Human Resources Steering Committee, position descriptions, activity goals and an expanded incentive program are all under review.

A further ongoing initiative, following an 18 month review process, is the upgrading of information technology solutions over an implementation schedule that covers the remainder of 2014 and through 2016, to improve internal operating efficiency and customer service while remaining attentive to potential effect on short and long term operating results to improve internal operating efficiency and customer service.

The final initiative includes the continuing development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements (particularly with respect to capital adequacy, liquidity and interest rate risk) and general economic conditions. The Board of Directors Risk Management Committee, formed during 2013 to oversee management’s ERM program, continues to meet on a quarterly basis to discuss that status of, and development of scorecard measures. The full board reviews the updated scorecard as part of a monthly risk management report to the board.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management believes that the progress under these initiatives is reflected in increased interest and non-interest revenue, decreased noninterest expense or a combination of increased revenue or decreased expense depending on the activity.

Critical Accounting Policies

Critical Accounting Policies – The Company’s critical accounting policies relate to the allowance for loan losses and goodwill. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors, including those required by regulation that warrant recognition in providing an appropriate loan loss allowance. Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors. The Company recorded all assets and liabilities acquired in prior purchase acquisitions, including goodwill and other intangibles, at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Discussion of Financial Condition Changes from December 31, 2013 to June 30, 2014

At June 30, 2014, the Company had total assets of $415.4 million, an increase of $5.1 million from total assets at December 31, 2013. The increase in total assets includes a $7.9 million increase in total securities, partially offset by a $1.3 million decrease in cash, a $1.1 million decrease in net loan balances and a $799,000 decrease in Federal Home Loan Bank stock.

Total securities increased $7.9 million during the six months ended June 30, 2014. The increase in securities was primarily due to investing excess cash balances into amortizing securities that provide cashflows on an ongoing basis to fund anticipated increases in future loan balances. The increase included purchases totaling $18.0 million and a $977,000 increase in unrealized gains on available-for-sale securities, partially offset by principal repayments of $10.5 million and amortization of premiums of $545,000 during the six months ended June 30, 2014.

Net loans receivable decreased by $1.1 million at June 30, 2014 compared to December 31, 2013. The Bank originated $23.3 million of loans, received payments of $21.4 million, originated and sold $2.7 million of 30-year fixed-rate residential mortgage loans into the secondary market, and transferred $81,000 into foreclosed assets held for sale. The decrease in net loan balances is mainly due to principal reductions and loan sales in excess of new origination during the current year period.

Management continues to focus on risk selection and the returns generated in return for risks taken in making its lending and investment decisions. Key areas of risk reviewed for each potential loan origination and securities purchase include credit, interest rate and liquidity risk. Interest rate risk arises mainly from longer term fixed-rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate residential mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short-term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will decline. As demonstrated by quarterly balance sheet presentations, as a result of general economic and competitive conditions, loan demand and originations are volatile on a sequential quarter basis, which in turn results in volatility in quarterly investment securities balances. The longer term trend and strategic direction is for an increase in higher yielding loan balances relative to lower yielding investment securities balances.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	June 30, 2014		December 31, 2013
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$166,250	62.29%	$166,728	62.02%
Residential construction loans	4,813	1.80%	4,951	1.84%
Multi-family residential	12,887	4.83%	14,011	5.21%
Nonresidential real estate/land(2)	66,654	24.98%	67,133	24.97%
Total mortgage loans	250,604	93.90%	252,823	94.04%
Other loans:
Consumer loans(3)	1,932	0.72%	1,110	0.41%
Commercial business loans	14,357	5.38%	14,915	5.55%
Total other loans	16,289	6.10%	16,025	5.96%
Total loans before net items	266,893	100.00%	268,848	100.00%
Less:
Loans in process	3,607		4,217
Deferred loan origination fees	681		682
Allowance for loan losses	2,549		2,819
Total loans receivable, net	$260,056		$261,130

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.2 million at June 30, 2014 and $14.3 million at December 31, 2013. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.9 million at June 30, 2014 and $2.7 million for December 31, 2013.
(3)	Includes second mortgage loans of $484 at June 30, 2014 and $566 at December 31, 2013.
37

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Federal Home Loan Bank stock, totaled $4.2 million, a decrease of $799,000 compared to $5.0 million at December 31, 2013. The decrease was due to a stock repurchase program initiated by the FHLB whereby the FHLB repurchased excess shares held by member banks.

Foreclosed assets held for sale totaled $81,000 at June 30, 2014 while there were no foreclosed assets held for sale at December 31, 2013. Activity during the six month period includes the addition of one new foreclosed property and no related sales. Activity during the prior year six month period included the sale of three residential properties totaling $272,000, that were previously held as foreclosed assets, resulting in a gain of $17,000. Total nonperforming and impaired assets totaled $9.7 million, or 2.32% of total assets at June 30, 2014, compared to $11.1 million, or 2.70% of total assets December 31, 2013.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2013. Management believes that there were no interim impairment indicators that would require another evaluation at June 30, 2014.

Deposits totaled $349.4 million at June 30, 2014, an increase of $11.9 million, from $337.6 million, at December 31, 2013. This increase includes a $2.2 million increase in demand deposits, an $8.2 million increase in savings and money market balances and a $1.5 million increase in time deposits. The rate of change in the composition of deposits from higher cost term deposits to lower cost liquid deposits slowed during the current year period as the difference between maturing and renewal rates on term deposits has narrowed and customers adjust to the extended period of low interest rates. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $1.1 million and totaled $6.1 million at June 30, 2014. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both June 30, 2014 and December 31, 2013.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $16.4 million at June 30, 2014, and decreased $5.9 million from $22.3 million at December 31, 2013. This decrease includes the maturity of two fixed rate advances totaling $6.0 million, that were not replaced, partially offset by $59,000 related to amortized prepayment penalties. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 2.64% at June 30, 2014 compared to 2.82% at December 31, 2013.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity increased by $1.4 million during the period ended June 30, 2014, primarily due to net income of $1.4 million, and a $645,000 increase in unrealized gains on available-for-sale securities. These increases were partially offset by dividends of $474,000, and purchases of treasury stock totaling $147,000 during the current six month period.

The purchase of treasury shares during the current six month period was made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013 the Company announced the adoption of a new share repurchase program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 49,182 shares of its common stock outstanding.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General

Net income for the three months ended June 30, 2014, totaled $700,000, reflecting an increase of $209,000, from $491,000 for the three month period ended June 30, 2013. The increase in net income was primarily due to an increase in both net interest income and noninterest income, and a decrease in noninterest expense, partially offset by an increase in the provision for loan losses and the provision for federal income taxes.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheet

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$261,702	$2,879	4.40%	$244,961	$2,846	4.65%
Investment securities(2)	115,448	783	2.71%	117,633	632	2.15%
Interest-earning deposits(3)	14,018	50	1.43%	14,442	56	1.55%
Total interest-earning assets	391,168	3,712	3.80%	377,036	3,534	3.75%
Noninterest-earning assets	23,491			24,524
Total assets	$414,659			$401,560
Interest-bearing liabilities:
Deposits	$344,808	$393	0.46%	$328,183	$431	0.53%
Other short-term borrowings	5,907	3	0.20%	6,355	3	0.19%
Borrowings	19,979	134	2.68%	21,322	153	2.87%
Total interest-bearing liabilities	370,694	530	0.57%	355,860	587	0.66%
Noninterest-bearing liabilities	4,161			5,903
Total liabilities	374,855			361,763
Stockholders’ equity	39,804			39,797
Total liabilities and stockholders’ equity	$414,659			$401,560
Net interest income		$3,182			$2,947
Interest rate spread(4)			3.23%			3.09%
Net yield on interest-earning assets(5)			3.25%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.52%			105.95%

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

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income increased $178,000 or 5.0%, to $3.7 million for the three months ended June 30, 2014, compared to the same period in 2013. The increase was due to a $14.2 million increase in the average balance of interest-earning assets from $377.0 million in the 2013 period to $391.2 million for the 2014 period, and a 5 basis point increase in the weighted-average yield on interest-earning assets from 3.75% in the 2013 period to 3.80% for the 2014 period. The increase in yield was primarily due to an increase in higher yielding loan balances and a decrease in both the lower interest-yielding investment securities and interest-earning deposits

The increase in the average balance of earning assets for the 2014 period compared to the 2013 period includes a $16.7 million increase in average loan balances, partially offset by a $2.2 million decrease in average securities balances and a decline in the average interest-earning deposit balances of $424,000 as the Company continues to enhance its mix of earning assets by reinvesting cash flows from lower yielding securities and interest-earning deposits into higher yielding loans. While loan volume was up from the 2013 quarter to the 2014 quarter, the loan volume over sequential periods is volatile, with the volatility arising from local economic conditions and competitive activity. The increase in rate earned is primarily due to decreases in both securities prepayments and amortization of purchased premiums as the prepayment speeds in 2014 have declined from the 2013 levels. However, despite the rise in rates from historic lows, the continued overall low level of market interest rates continues to result in new loan originations at lower yields than the existing portfolio and the downward repricing of existing adjustable rate loans that continue to negatively affect the net interest margin.

Interest income on loans was $2.9 million for the three month period ended June 30, 2014, and increased $33,000 compared to the three month period ended June 30, 2013, primarily due to an increase of $16.7 million in the average balance of loans, substantially offset by a decrease in the weighted-average yield. The increase in the average balance of loans outstanding was partially offset by a 25 basis point decrease in the weighted-average loan portfolio yield from 4.65% for the three months ended June 30, 2013 to 4.40% for the three months ended June 30, 2014, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. Interest income on securities increased $151,000 during the three months ended June 30, 2014, compared to the same period in 2013. This increase was due to a 56 basis point increase in the weighted-average rate from 2.15% in the 2013 period to 2.71% for the 2014 period, partially offset by a $2.2 million decrease in the average balance. The increase in yield was primarily to the slowing of prepayments causing a decline in premium amortization for the quarter.

Dividends on Federal Home Loan Bank stock and other income decreased $6,000 for the three months ended June 30, 2014 compared to June 30, 2013. The decrease was due to a $424,000 decrease in the average balance, and a 12 basis point decrease in the weighted-average rate from 1.55% in the 2013 period to 1.43% in the 2014 period.

Interest Expense

Interest expense totaled $530,000 for the three month period ended June 30, 2014, a decrease of $57,000, or 9.7%, from $587,000 for the three month period ended June 30, 2013. The decrease was due to a 9 basis point decrease in the weighted-average cost of funds from 0.66% in the 2013 period to 0.57% in the current year period, partially offset by a $14.8 million, or 4.2%, increase in the average balance of total interest-bearing liabilities from $355.9 million in the 2013 period to $370.7 million in the 2014 period.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on deposits for the three month period ended June 30, 2014 totaled $393,000, a decrease of $38,000, or 8.8%, from $431,000 for the same period in the previous year. The decrease was due to a 7 basis point decrease in the weighted-average cost of deposits, from 0.53% in the 2013 period to 0.46% for the 2014 period, partially offset by a $16.6 million increase in the average balance from $328.2 million in the 2013 period to $344.8 million in the 2014 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors generally established by local market competitors and overall market conditions and as pricing pressure in certain deposit product segments by certain local competitors has increased.

Interest expense on other short-term borrowings totaled $3,000 for both three month periods ended June 30, 2014, and 2013. The weighted-average cost increased 1 basis point from 0.19% in the 2013 period to 0.20% in the 2014 period, which was fully offset by a $448,000 decrease in the average balance of short- term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $134,000 for the three month period ended June 30, 2014, which decreased $19,000 from $153,000 in the 2013 period. The decrease was due to a 19 basis point decrease in the weighted-average cost from 2.87% in the 2013 period to 2.68% in the 2014 period, and a $1.3 million, or 6.3%, decrease in the average balance outstanding. The decrease in the weighted-cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not replacing the scheduled maturity of fixed-rate term advances.

Net Interest Income

Net interest income totaled $3.2 million for the three month period ended June 30, 2014, an increase of $235,000, or 8.0%, from the three month period ended June 30, 2013. The increase in net interest income was due to a 14 basis point increase in the net interest rate spread, from 3.09% at June 30, 2013 to 3.23% at June 30, 2014. The increase in the net interest spread was a result the yield on earning assets increasing 5 basis points, while the rate paid on interest-bearing liabilities decreased 9 basis points, compared to the same period last year. The yield on earning assets was positively impacted by a shift in the mix of earning assets from lower yielding securities into higher yielding loans, as well as a slowdown in securities prepayments and amortization of purchase premiums. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $79,000 provision for loan losses for the three month period ended June 30, 2014, compared to a provision of $10,000 for the three month period ended June 30, 2013. The increase is primarily due to current quarter chargeoffs not covered by specific reserves, partially offset with a continued improvement in our economic factors compared to the prior year quarter.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income totaled $481,000, for the three months ended June 30, 2014, an increase of $83,000, from $398,000 for the same period in 2013. The increase was primarily due to a $58,000 increase in gain on sale of residential mortgage loans and a $45,000 increase in service fees, charges and other operating income, partially offset by a $20,000 decrease in gain on sale of foreclosed assets held for sale. The increase in gain on sale of residential mortgage loans was primarily due to increased loan sales in the 2014 quarter compared to the 2013 quarter. The increase in service fees, charges and other operating income was primarily due to an increase in fees from annuity sales and fees from deposit service charges. The decrease in gain on sale of foreclosed assets held for sale was primarily due to the sale of a foreclosed property in the 2013 period, compared to no foreclosed property sales in the 2014 period.

Noninterest Expense

Noninterest expense totaled $2.7 million for the three months ended June 30, 2014, a decrease of $13,000, compared to the three months ended June 30, 2013. This decrease includes a $35,000 decrease in franchise taxes and a $7,000 decrease in amortization of intangible assets, partially offset by a $34,000 increase in occupancy and equipment expense. The decrease in franchise taxes was primarily due to the State of Ohio’s newly enacted Financial Institutions Tax during the three month period ended June 30, 2014, which resulted in lower taxes compared to the previous Ohio corporate franchise tax that was in place during the 2013 period. The decrease in amortization of intangible assets was due to a core deposit intangible amortized to zero in the current year quarter compared to a scheduled amortization amount in the prior year quarter. The increase in occupancy and equipment expense was primarily due to an increase in building repairs and maintenance and furniture and fixtures expense compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $234,000 for the three month period ended June 30, 2014, an increase of $53,000 compared to $181,000 for three month period ended June 30, 2013. The increase was primarily due to a $262,000 increase in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year quarter was 25.05% compared to 26.93% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General

Net income for the six months ended June 30, 2014, totaled $1.4 million, an increase of $301,000, from $1.1 million for the six month period ended June 30, 2013. The increase in net income was primarily due to an increase in both net interest income and noninterest income and a decrease in noninterest expense, partially offset by an increase in the provision (credit) for loan losses and the provision for federal income taxes.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheet

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$261,645	$5,769	4.41%	$246,320	$5,734	4.66%
Investment securities(2)	114,181	1,563	2.74%	116,336	1,288	2.21%
Interest-earning deposits(3)	12,928	101	1.56%	13,597	111	1.63%
Total interest-earning assets	388,754	7,433	3.82%	376,253	7,133	3.79%
Noninterest-earning assets	23,425			24,662
Total assets	$412,179			$400,915
Interest-bearing liabilities:
Deposits	$341,123	$788	0.46%	$327,344	$866	0.53%
Other short-term borrowings	6,249	5	0.16%	6,484	5	0.15%
Borrowings	21,171	279	2.64%	21,280	305	2.87%
Total interest-bearing liabilities	368,543	1,072	0.58%	355,108	1,176	0.66%
Noninterest-bearing liabilities	4,296			5,923
Total liabilities	372,839			361,031
Stockholders’ equity	39,340			39,884
Total liabilities and stockholders’ equity	$412,179			$400,915
Net interest income		$6,361			$5,957
Interest rate spread(4)			3.24%			3.13%
Net yield on interest-earning assets(5)			3.27%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.48%			105.95%

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

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income increased $300,000 or 4.2%, to $7.4 million for the six months ended June 30, 2014, compared to the same period in 2013. The increase was due to a $12.5 million increase in the average balance of interest-earning assets from $376.3 million in the 2013 period to $388.8 million for the 2014 period, and a 3 basis point increase in the weighted-average yield on interest-earning assets from 3.79% in the 2013 period to 3.82% for the 2014 period. The increase in yield was primarily due to an increase in higher yielding loan balances and a decrease in both the lower interest-yielding investment securities and interest-earning deposits.

The increase in the average balance of earning assets for the 2014 period compared to the 2013 period includes a $15.3 million increase in average loan balances, partially offset by a $2.2 million decrease in average securities balances and a decline in the average interest-earning deposit balances of $669,000 as the Company continues to enhance its mix of earning assets by reinvesting cash flows from lower yielding securities and interest-earning deposits into higher yielding loans. The increase in rate earned is primarily due to decreases in both securities prepayments and amortization of purchase premiums as a result of an increase in market rates which slowed the volume of rate driven refinancing compared to the prior year quarter. However, despite the rise in rates from historic lows, the continued overall low level of market interest rates continues to result in new loan originations at lower yields than the existing portfolio and the downward repricing of existing adjustable rate loans that continue to negatively affect the net interest margin.

Interest income on loans was $5.8 million for six months ended June 30, 2014, an increase of $35,000 compared to the six months ended June 30, 2013, primarily due to an increase in the average balance of loans, substantially offset by a decrease in the weighted-average yield. The average balance of loans outstanding increased $15.3 million from $246.3 million in the 2013 period to $261.6 million in the 2014 period. The increase in the average balance of loans outstanding was substantially offset by a 25 basis point decrease in the weighted-average loan portfolio yield from 4.66% for the six months ended June 30, 2013 to 4.41% for the six months ended June 30, 2014, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates.

Interest income on securities increased $275,000 during the six months ended June 30, 2014, compared to the same period in 2013. This increase was due to a 53 basis point increase in the weighted-average rate from 2.21% in the 2013 period to 2.74% for the 2014 period, partially offset by a $2.2 million decrease in the average balance. The increase in yield was primarily to the slowing of prepayments causing a decline in premium amortization for the quarter.

Dividends on Federal Home Loan Bank stock and other income totaled $101,000 for the six months ended June 30, 2014, and decreased $10,000 compared to the six months ended June 30, 2013. The decrease was due to a $669,000 decrease in the average balance, and a 7 basis point decrease in the weighted-average rate from 1.63% in the 2013 period to 1.56% in the 2014 period.

Interest Expense

Interest expense totaled $1.1 million for the six month period ended June 30, 2014, a decrease of $104,000, or 8.8%, from $1.2 million for the six month period ended June 30, 2013. The decrease was due to an 8 basis point decrease in the weighted-average cost of funds from 0.66% in the 2013 period to 0.58% in the current year period, partially offset by a $13.4 million, or 3.8%, increase in the average balance of total interest-bearing liabilities from $355.1 million in the 2013 period to $368.5 million in the 2014 period.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on deposits for the six month period ended June 30, 2014 totaled $788,000, a decrease of $78,000, or 9.0%, from $866,000 for the same period in the previous year. The decrease was due to a 7 basis point decrease in the weighted-average cost of deposits, from 0.53% in the 2013 period to 0.46% for the 2014 period, partially offset by a $13.8 million increase in the average balance from $327.3 million in the 2013 period to $341.1 million in the 2014 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions and as pricing pressure in the local market has begun rising.

Interest expense on other short-term borrowings totaled $5,000 for both six month periods ended June 30, 2014, and 2013. The weighted-average cost increased 1 basis point from 0.15% in the 2013 period to 0.16% in the 2014 period, which was offset by a $235,000 decrease in the average balance of other short-term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $279,000 for the six month period ended June 30, 2014, which decreased $26,000 from $305,000 in the 2013 period. The decrease was due to a 23 basis point decrease in the weighted-average cost from 2.87% in the 2013 period to 2.64% in the 2014 period, and a $109,000 decrease in the average balance outstanding. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not replacing scheduled maturities of fixed-rate term advances.

Net Interest Income

Net interest income totaled $6.4 million for the six month period ended June 30, 2014, an increase of $404,000, or 6.8%, from the six month period ended June 30, 2013. The increase in net interest income was mainly due to an 11 basis point increase in the net interest rate spread, from 3.13% at June 30, 2013 to 3.24% at June 30, 2014. The increase in the net interest spread was a result of yields on earning assets increasing, while the cost of funds decreased. During the six months ended June 30, 2014, the yield on earning assets increased 3 basis points, while the rate paid on interest-bearing liabilities decreased 8 basis points, compared to the same period last year. The yield on earning assets was positively impacted by a shift in the mix of earning assets from lower yielding securities into higher yielding loans, as well as a slowdown in securities prepayments and amortization of purchase premiums. While loan volume was up from the 2013 six month period to the 2014 six month period, the loan volume over sequential periods is volatile, with the volatility arising from local economic conditions and competitive activity. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision (credit) for Loan Losses

Management recorded an $87,000 provision for loan losses for the six month period ended June 30, 2014, compared to a provision reversal of $131,000 for the six month period ended June 30, 2013. The increase was mainly due to the restructuring of commercial real estate loans allowing the release of required reserves as additional collateral was given to the Bank on several classified relationships during the first quarter of 2013 and continued favorable movement in the economic factors considered as part of management’s analysis.

Index Wayne Savings Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income totaled $852,000, for the six months ended June 30, 2014, an increase of $67,000, from $785,000 for the same period in 2013. The increase was primarily due to a $36,000 increase in gain on sale of residential mortgage loans, and an increase of $44,000 in service fees, charges and other operating income, partially offset by a $17,000 decrease in gain on sale of foreclosed assets held for sale. The increase in gain on sale of residential mortgage loans was primarily due to more favorable pricing on current year sales and an increase in mortgage servicing rights compared to the 2013 period. The increase in service fees, charges and other operating income was primarily due to an increase in fees from annuity sales and fees from deposit service charges implemented in 2014 that was not in place in the 2013 period. The decrease in gain on sale of foreclosed assets held for sale was due to the sale of three foreclosed properties in the 2013 period, compared to no foreclosed property sales in the 2014 period.

Noninterest Expense

Noninterest expense totaled $5.3 million for six months ended June 30, 2014, and decreased $92,000, compared to the six months ended June 30, 2013. This decrease includes a $71,000 decrease in franchise taxes and a $59,000 decrease in other operating expenses, partially offset by a $68,000 increase in occupancy and equipment expense. The decrease in franchise taxes was primarily due to the State of Ohio’s newly enacted Financial Institutions Tax during the 2014 period, which resulted in lower taxes compared to the previous Ohio corporate franchise tax that was in place during the 2013 period. The decrease in other operating expenses was primarily due a decrease in office supplies expense, marketing expense, legal expense and internet banking expense. The increase in occupancy and equipment expense was due to increases building maintenance and repairs, furniture and fixture expense, building insurance and data processing.

Federal Income Taxes

Federal income tax expense totaled $455,000 for the six month period ended June 30, 2014, an increase of $44,000 compared to $411,000 for six month period ended June 30, 2013. The increase was primarily due to a $345,000 increase in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year period was 24.93% compared to 27.77% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
April 1 - 30, 2014	—	$—	165,674	56,682
May 1 - 31, 2014	7,500	12.10	173,174	49,182
June 1 - 30, 2014	—	—	173,174	49,182
Total	7,500	$12.10	173,174	49,182

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or 5.0%, of the Company’s outstanding shares of common stock. On September 30, 2013 the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 49,182 shares of its common stock outstanding.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Index Wayne Savings Bancshares, Inc. Part II

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

Index Wayne Savings Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2014	By:	/s/Rod C. Steiger
Rod C. Steiger
President and Chief Executive Officer

Date:	August 8, 2014	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

