Form 10-Q
period 2014-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2014-11-06
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of October 31, 2014, the latest practicable date, 2,821,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$9,253	$7,751
Interest-bearing deposits	3,596	5,630
Cash and cash equivalents	12,849	13,381

Available-for-sale securities	108,017	103,625
Held-to-maturity securities	6,561	6,623
Loans, net of allowance for loan losses of $2,731 and $2,819 at September 30, 2014 and December 31, 2013, respectively	261,042	261,130
Premises and equipment	6,758	6,692
Federal Home Loan Bank stock	4,226	5,025
Foreclosed assets held for sale, net	140	—
Accrued interest receivable	1,397	1,184
Bank-owned life insurance	9,212	9,006
Goodwill	1,719	1,719
Other intangible assets	—	38
Other assets	1,658	1,810
Prepaid federal income taxes	77	60
Total assets	$413,656	$410,293

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$86,734	$85,952
Savings and money market	129,566	121,140
Time	130,043	130,479
Total deposits	346,343	337,571
Other short-term borrowings	6,900	7,212
Federal Home Loan Bank advances	16,417	22,336
Interest payable and other liabilities	3,201	4,257
Deferred federal income taxes	606	365
Total liabilities	373,467	371,741
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,990	35,976
Retained earnings	19,997	18,743
Shares acquired by ESOP	(435)	(492)
Accumulated other comprehensive income	642	65
Treasury stock, at cost: Common: 1,156,892 and 1,135,292 shares at September 30, 2014 and December 31, 2013, respectively	(16,403)	(16,138)
Total stockholders’ equity	40,189	38,552
Total liabilities and stockholders’ equity	$413,656	$410,293

See accompanying notes to condensed consolidated financial statements.	2

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three and nine months ended September 30, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans	$2,804	$2,874	$8,573	$8,608
Securities	749	633	2,312	1,921
Dividends on Federal Home Loan Bank stock and other	45	54	146	165
Total interest and dividend income	3,598	3,561	11,031	10,694

Interest Expense
Deposits	390	417	1,178	1,283
Other short-term borrowings	2	3	7	8
Federal Home Loan Bank advances	108	155	387	460
Total interest expense	500	575	1,572	1,751

Net Interest Income	3,098	2,986	9,459	8,943
Provision (Credit) for Loan Losses	195	76	282	(55)
Net Interest Income After Provision (Credit) for Loan Losses	2,903	2,910	9,177	8,998
Noninterest Income
Gain on loan sales	83	7	192	80
Gain (loss) on sale of foreclosed assets held for sale	—	(11)	—	6
Gain on sale of premises and equipment	—	—	7	—
Earnings on bank-owned life insurance	75	74	219	221
Service fees, charges and other operating	365	324	957	872
Total noninterest income	523	394	1,375	1,179
Noninterest Expense
Salaries and employee benefits	1,524	1,484	4,542	4,516
Net occupancy and equipment expense	469	508	1,491	1,462
Federal deposit insurance premiums	68	66	199	206
Franchise taxes	64	100	193	300
Provision for impairment on foreclosed assets held for sale	14	26	14	26
Amortization of intangible assets	—	23	38	68
Other	503	438	1,466	1,460
Total noninterest expense	2,642	2,645	7,943	8,038
Income Before Federal Income Taxes	784	659	2,609	2,139
Provision for Federal Income Taxes	177	151	632	562
Net Income	$607	$508	$1,977	$1,577
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	(102)	(262)	875	(2,314)
Tax (expense) benefit	34	89	(298)	787
Other comprehensive income (loss)	(68)	(173)	577	(1,527)
Total comprehensive income	$539	$335	$2,554	$50
Basic Earnings Per Share	$0.22	$0.18	$0.71	$0.55
Diluted Earnings Per Share	$0.22	$0.18	$0.71	$0.55
Dividends Per Share	$0.09	$0.08	$0.26	$0.23

See accompanying notes to condensed consolidated financial statements.	3

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$1,977	$1,577
Items not requiring (providing) cash
Depreciation and amortization	436	442
Provision (credit) for loan losses	282	(55)
Amortization of premiums and discounts on securities	869	1,405
Amortization of mortgage servicing rights	29	37
Amortization of deferred loan origination fees	(76)	(77)
Amortization of intangible asset	38	68
Increase in value of bank-owned life insurance	(206)	(211)
Amortization expense of stock benefit plan	70	61
Provision for impairment on foreclosed assets held for sale	14	26
Gain on sale of foreclosed assets held for sale	—	(6)
Gain on sale of premises and equipment	(7)	—
Net gain on sale of loans	(192)	(80)
Proceeds from sale of loans in the secondary market	5,366	6,581
Origination of loans for sale in the secondary market	(5,174)	(6,501)
Deferred income taxes	(56)	155
Changes in
Accrued interest receivable	(213)	(143)
Prepaid federal deposit insurance premiums	—	529
Other assets	105	(153)
Interest payable and other liabilities	(584)	(65)
Net cash provided by operating activities	2,678	3,590
Investing Activities
Purchases of available-for-sale securities	(20,635)	(24,131)
Purchase of held-to-maturity securities	—	(2,988)
Proceeds from maturities and paydowns of available-for-sale securities	16,265	31,058
Proceeds from maturities and paydowns of held-to-maturity securities	47	78
Proceeds from Federal Home Loan Bank stock redemption	799	—
Net change in loans	(272)	(10,048)
Purchase of premises and equipment	(502)	(142)
Proceeds from the sale of premises and equipment	7	—
Proceeds from the sale of foreclosed assets	—	311
Net cash used in investing activities	$(4,291)	$(5,862)

See accompanying notes to condensed consolidated financial statements.	4

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Financing Activities
Net change in deposits	$8,772	$(1,122)
Net change in other short-term borrowings	(312)	(561)
Proceeds from Federal Home Loan Bank advances	2,741	16,490
Repayments of Federal Home Loan Bank advances	(8,660)	(14,750)
Advances by borrowers for taxes and insurance	(472)	(408)
Dividends on common stock	(723)	(656)
Treasury stock purchases	(265)	(774)
Net cash provided (used) in financing activities	1,081	(1,781)
Change in Cash and Cash Equivalents	(532)	(4,053)
Cash and Cash Equivalents, Beginning of period	13,381	12,055

Cash and Cash Equivalents, End of period	$12,849	$8,002
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,563	$1,749
Federal income taxes paid	$650	$325
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$154	$50
Recognition of mortgage servicing rights	$78	$65
Dividends payable	$254	$231

See accompanying notes to condensed consolidated financial statements.	5

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2013, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:     Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
September 30, 2014:
U.S. government agencies	$128	$1	$—	$129
Mortgage-backed securities of government sponsored entities	83,936	1,186	381	84,741
Private-label collateralized mortgage obligations	555	14	1	568
State and political subdivisions	21,727	927	75	22,579
Totals	$106,346	$2,128	$457	$108,017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
December 31, 2013:
U.S. government agencies	$137	$—	$—	$137
Mortgage-backed securities of government sponsored entities	79,901	1,177	721	80,357
Private-label collateralized mortgage obligations	675	29	—	704
State and political subdivisions	22,116	547	236	22,427
Totals	$102,829	$1,753	$957	$103,625

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2014:
U.S. government agencies	$102	$—	$—	$102
Mortgage-backed securities of government sponsored entities	1,347	7	—	1,354
State and political subdivisions	5,112	1	257	4,856
Totals	$6,561	$8	$257	$6,312

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2013:
U.S. government agencies	$109	$—	$—	$109
Mortgage-backed securities of government sponsored entities	1,390	11	21	1,380
State and political subdivisions	5,124	—	492	4,632
Totals	$6,623	$11	$513	$6,121

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,842	$7,133	$—	$—
Five to ten years	1,772	1,822	3,053	2,956
After ten years	13,241	13,753	2,161	2,002
	21,855	22,708	5,214	4,958

Mortgage-backed securities of government sponsored entities	83,936	84,741	1,347	1,354
Private-label collateralized mortgage obligations	555	568	—	—
Totals	$106,346	$108,017	$6,561	$6,312

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $60.0 million and $62.0 million at September 30, 2014 and December 31, 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2014 and December 31, 2013, was $45.4 million and $51.5 million, which represented approximately 40% and 47%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at September 30, 2014.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$23,256	$107	$15,789	$274	$39,045	$381
Private-label collateralized mortgage obligations	111	1	—	—	111	1
State and political subdivisions	—	—	6,285	332	6,285	332
Total temporarily impaired securities	$23,367	$108	$22,074	$606	$45,441	$714

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$36,004	$575	$5,330	$167	$41,334	$742
State and political subdivisions	8,639	555	1,519	173	10,158	728
Total temporarily impaired securities	$44,643	$1,130	$6,849	$340	$51,492	$1,470

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$941	$1,155	$449	$4	$2,549
Provision charged to expense	336	(134)	(7)	—	195
Losses charged off	(13)	—	(1)	—	(14)
Recoveries	1	—	—	—	1
Ending balance	$1,265	$1,021	$441	$4	$2,731

Three months ended September 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,239	$1,557	$185	$6	$2,987
Provision charged to expense	(84)	150	16	(6)	76
Losses charged off	(30)	—	—	—	(30)
Recoveries	8	—	—	1	9
Ending balance	$1,133	$1,707	$201	$1	$3,042
13

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$2,819
Provision charged to expense	264	(262)	281	(1)	282
Losses charged off	(24)	(260)	(113)	—	(397)
Recoveries	8	17	2	—	27
Ending balance	$1,265	$1,021	$441	$4	$2,731

Nine months ended September 30, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision (credit) charged to expense	71	(42)	(76)	(8)	(55)
Losses charged off	(68)	(176)	—	(2)	(246)
Recoveries	8	—	2	5	15
Ending balance	$1,133	$1,707	$201	$1	$3,042

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of September 30, 2014 and December 31, 2013:

September 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Allowance Balances:
Ending balance:
Individually evaluated for impairment	$520	$19	$216	$—	$755
Collectively evaluated for impairment	745	1,002	225	4	1,976
Total allowance for loan losses	$1,265	$1,021	$441	$4	$2,731

Loan Balances:
Ending balance:
Individually evaluated for impairment	$3,453	$19	$216	$—	$3,688
Collectively evaluated for impairment	165,222	84,556	14,718	2,383	266,879
Total balance	$168,675	$84,575	$14,934	$2,383	$270,567
14

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$226	$618	$65	$—	$909
Collectively evaluated for impairment	791	908	206	5	1,910
Total allowance for loan losses	$1,017	$1,526	$271	$5	$2,819

Loan Balances:
Ending balance:
Individually evaluated for impairment	$6,411	$3,661	$142	$—	$10,214
Collectively evaluated for impairment	160,317	82,434	14,773	1,110	258,634
Total balance	$166,728	$86,095	$14,915	$1,110	$268,848

Total loans in the above tables do not include deferred loan origination fees of $686 and $682 or loans in process of $6.1 million and $4.2 million, respectively, for September 30, 2014 and December 31, 2013.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013:

September 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,018	$81,157	$14,373	$2,383
Special Mention (Risk 5)	2,721	859	345	—
Substandard (Risk 6)	7,936	2,559	216	—
Total	$168,675	$84,575	$14,934	$2,383

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,518	$81,362	$14,328	$1,108
Special Mention (Risk 5)	419	1,587	445	—
Substandard (Risk 6)	7,791	3,146	142	2
Total	$166,728	$86,095	$14,915	$1,110
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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2014 and December 31, 2013:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$229	$329	$2,691	$3,249	$165,426	$168,675	$963
All other mortgage Loans	62	—	152	214	84,361	84,575	—
Commercial business loans	—	—	125	125	14,809	14,934	—
Consumer loans	—	—	—	—	2,383	2,383	—
Total	$291	$329	$2,968	$3,588	$266,979	$270,567	$963

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$679	$228	$624	$1,531	$165,197	$166,728	$—
All other mortgage loans	150	64	811	1,025	85,070	86,095	—
Commercial business loans	—	—	—	—	14,915	14,915	—
Consumer loans	79	—	—	79	1,031	1,110	—
Total	$908	$292	$1,435	$2,635	$266,213	$268,848	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	September 30, 2014	December 31, 2013
	(In thousands)
One-to-four family residential loans	$3,111	$1,851
Nonresidential real estate loans	152	1,045
All other mortgage loans	—	—
Commercial business loans	162	2
Consumer loans	—	—
Total	$3,425	$2,898

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at September 30, 2014 and December 31, 2013 in combination with activity for the three and nine months ended September 30, 2014 and 2013 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of September 30, 2014			Three months ended September 30, 2014		Nine months ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,279	$1,279	$—	$3,088	$13	$4,335	$38
All other mortgage loans	—	—	—	1,180	—	1,610	—
Commercial business loans	—	—	—	—	—	38	—

Loans with a specific valuation allowance
One-to-four family residential loans	2,174	2,174	520	1,553	8	1,167	26
All other mortgage loans	19	19	19	273	—	875	1
Commercial business loans	216	216	216	229	1	146	2

Total:
One-to-four family residential loans	$3,453	$3,453	$520	$4,641	$21	$5,502	$64
All other mortgage loans	19	19	19	1,453	—	2,486	1
Commercial business loans	216	216	216	229	1	184	2
	$3,688	$3,688	$755	$6,323	$22	$8,172	$67

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
	As of December 31, 2013			Three months ended September 30, 2013		Nine months ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,569	$5,569	$—	$5,785	$84	$5,702	$222
All other mortgage loans	2,051	2,051	—	2,276	23	2,427	72
Commercial business loans	77	77	—	81	1	83	2

Loans with a specific valuation allowance
One-to-four family residential loans	842	842	226	1,208	7	1,266	22
All other mortgage loans	1,610	2,076	618	2,504	20	2,730	56
Commercial business loans	65	65	65	73	—	83	2

Total:
One-to-four family residential loans	$6,411	$6,411	$226	$6,993	$91	$6,968	$244
All other mortgage loans	3,661	4,127	618	4,780	43	5,157	128
Commercial business loans	142	142	65	154	1	166	4
	$10,214	$10,680	$909	$11,927	$135	$12,291	$376

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All the TDR classifications listed below occurred as concessions were granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were no TDR classifications that occurred in the 2014 quarter-to-date period. The TDR classifications that occurred during the 2014 year-to-date period includes capitalizing delinquent real estate taxes and a portion of unpaid late charges, and an extension of the maturity date. In the September 30, 2013 quarter, concessions made to borrowers included exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios. The TDR classifications that occurred in the 2013 year-to-date period, included those concessions listed above for the quarter and an effective interest rate below the market interest rate of similar debt, and an extension of the maturity date. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the twelve month periods ended September 30, 2014 and 2013. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Unpaid Recorded Balance	Post- modification Unpaid Recorded Balance	Number of loans	Pre- modification Unpaid Recorded Balance	Post- modification Unpaid Recorded Balance
	(dollars in thousands)
September 30, 2014
One-to-four family residential loans		$—	$—		$—	$—
All other mortgage loans		—	—	2	1,057	1,090

September 30, 2013
One-to-four family residential loans	4	$493	$517	6	$909	$933
All other mortgage loans		—	—	1	576	576

Note 5:     Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(936)
Total	$1,719	$1,757

The Company recorded amortization relative to intangible assets totaling $38,000 for the nine month period ended September 30, 2014, and $23,000 and $68,000 for the three and nine months ended September 30, 2013, respectively. The amortizing intangible asset was amortized to zero during the second quarter of the current year period, as such there was no related amortization during the quarter ended September 30, 2014. Such amortization was derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at December 31, 2013 indicated there was no impairment in the carrying value of these assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding (basic)	2,777,362	2,841,213	2,785,348	2,871,754
Dilutive effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding (diluted)	2,777,362	2,841,213	2,785,348	2,871,754

There were no options outstanding at September 30, 2014 or September 30, 2013.

During fiscal year 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. At December 31, 2013, all options under the 2004 Plan were expired, and none were outstanding at September 30, 2014. The Company recognized compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost was recognized over the vesting period. There were no options granted during the three and nine months ended September 30, 2013. There was no compensation expense recognized for the stock option plan during the three and nine months ended September 30, 2013, as all options were fully vested prior to these periods. As of September 30, 2013 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in the fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of September 30, 2014, that the Bank met all capital adequacy requirements to which it is subject.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

As of September 30, 2014, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2014 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Tier I Capital to average assets	$36,427	8.8%	$16,508	4.0%	$20,635	5.0%
Tier I Capital to risk-weighted assets	36,427	14.3%	10,158	4.0%	15,236	6.0%
Total Risk-based capital to risk- weighted assets	39,158	15.4%	20,315	8.0%	25,394	10.0%

As of December 31, 2013
Tier I Capital to average assets	$35,065	8.6%	$16,372	4.0%	$20,465	5.0%
Tier I Capital to risk-weighted assets	35,065	14.2%	9,866	4.0%	14,798	6.0%
Total Risk-based capital to risk- weighted assets	37,884	15.4%	19,731	8.0%	24,664	10.0%

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 8:     Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income
	(In thousands)
September 30, 2014	$1,671	$(58)	$(609)	$(362)	$642

December 31, 2013	$796	$(58)	$(609)	$(64)	$65

There were no amounts reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2014 or 2013.

Note 9:     Fair Value Measurements

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
U.S. government agencies	$129	$—	$129	$—
Mortgage-backed securities of government sponsored entities	84,741	—	84,741	—
Private-label collateralized mortgage obligations	568	—	568	—
State and political subdivisions	22,579	—	22,579	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
U.S. government agencies	$137	$—	$137	$—
Mortgage-backed securities of government sponsored entities	80,357	—	80,357	—
Private-label collateralized mortgage obligations	704	—	704	—
State and political subdivisions	22,427	—	22,427	—

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the office of the Chief Financial Officer. Appraisals are reviewed for accuracy and consistency by the Credit Analyst. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the office of the Chief Financial Officer by comparison to historical results.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Collateral-dependent impaired loans	$822	$—	$—	$822
Foreclosed assets	68	—	—	68

December 31, 2013
Collateral-dependent impaired loans	$289	$—	$—	$289

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2014
Collateral-dependent impaired loans	$822	Market Comparable Properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	68	Sales Contract	Selling Costs	10%

December 31, 2013
Collateral-dependent impaired loans	$289	Present value of cashflows	Discount Rate	6.22%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2014 as compared to December 31, 2013.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Financial assets
Cash and cash equivalents	$12,849	$12,849	$—	$—
Held-to-maturity securities	6,561	—	6,312	—
Loans, net of allowance for loan losses	261,042	—	—	268,602
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,397	—	1,397	—

Financial liabilities
Deposits	346,343	31,294	291,241	—
Other short-term borrowings	6,900	—	6,900	—
Federal Home Loan Bank advances	16,417	—	16,498	—
Advances from borrowers for taxes and insurance	633	—	633	—
Interest payable	77	—	77	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
December 31, 2013
Financial assets
Cash and cash equivalents	$13,381	$13,381	$—	$—
Held-to-maturity securities	6,623	—	6,121
Loans, net of allowance for loan losses	261,130	—	—	266,530
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,184	—	1,184	—

Financial liabilities
Deposits	337,571	30,145	275,357	—
Other short-term borrowings	7,212	—	7,212	—
Federal Home Loan Bank advances	22,336	—	22,801	—
Advances from borrowers for taxes and insurance	1,105	—	1,105	—
Interest payable	68	—	68	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2014 and December 31, 2013.

Note 10:     Recent Accounting Developments

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

FASB ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: the loan has a government guarantee that is not separable from the loan before foreclosure, at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and at the time of foreclosure, any amount of the claim that is determined on the fair basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this this update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period for adoption. Prior periods should not be adjusted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued in August 2014. The amendments in this update provide guidance in Generally Accepted Accounting Principles (GAAP) about managements’ responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

These continuing initiatives include the execution of an enhanced marketing and sales program to increase top line revenue of the Company through both loan and fee income generating activities, recognizing that marketing, product development, sales training and sales management expenses are likely to increase ahead of revenue.

Another ongoing initiative is the development of our customer contact staff, through sales/relationship development and product training, to identify opportunities for revenue generation. The Bank’s Director of Customer Service and Sales continues to re-evaluate staff and operational processes related to all aspects of customer interaction. In cooperation with an existing Human Resources Steering Committee, position descriptions have been revised during the third quarter of 2014 and are being implemented in the fourth quarter of 2014. In addition, activity goals are being established and an expanded incentive program is being developed, with careful attention to regulatory requirements for risk management elements in the incentive program.

A further ongoing initiative, following an 18 month review process in 2012 and 2013, is the upgrading of information technology solutions. The implementation schedule began in late 2013 and continues through 2016, with an objective to improve internal operating efficiency and customer service while remaining attentive to potential effect on short and long term operating results to improve internal operating efficiency and customer service.

The final initiative is the continuing development of a comprehensive Enterprise Risk Management (ERM) program to ensure that the earnings generated through existing and contemplated activities are commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements (particularly with respect to capital adequacy, liquidity and interest rate risk) and general economic conditions. The Board of Directors Risk Management Committee, formed during 2013 to oversee management’s ERM program, continues to meet on a quarterly basis to discuss that status of, and development of scorecard measures. The full board reviews the updated scorecard as part of a monthly risk management report to the board.

Management believes that the progress under these initiatives is reflected in increased interest and non-interest revenue, decreased noninterest expense or a combination of increased revenue or decreased expense depending on the activity, which in turn is reflected in the financial results included in this report.

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

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of Financial Condition Changes from December 31, 2013 to September 30, 2014

At September 30, 2014, the Company had total assets of $413.7 million, an increase of $3.4 million, from total assets at December 31, 2013. The increase in total assets includes a $4.3 million increase in securities, partially offset by a $532,000 decrease in cash, and a $799,000 decrease in Federal Home Loan Bank stock.

Total securities increased $4.3 million to $114.5 million at September 30, 2014, compared to $110.2 million at December 31, 2013. The increase in securities was primarily due to investing excess cash balances, in turn due to increased deposit balances as described below, into amortizing securities that provide cashflows on an ongoing basis to fund anticipated increases in future loan balances. The increase included purchases totaling $20.6 million and an $875,000 increase in unrealized gains on available-for-sale securities, partially offset by principal repayments of $16.3 million and amortization of premiums of $869,000 during the nine months ended September 30, 2014.

Net loans receivable decreased by $88,000 at September 30, 2014 compared to December 31, 2013. The Bank originated $34.1 million of loans, received payments of $29.0 million, originated and sold $5.2 million of 30-year fixed-rate residential mortgage loans into the secondary market, and transferred $154,000 into foreclosed assets held for sale. The decrease in net loan balances is mainly due to principal reductions and loan sales in excess of new origination during the current year period.

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

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	September 30, 2014		December 31, 2013
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$168,675	62.34%	$166,728	62.02%
Residential construction loans	3,950	1.46%	4,951	1.84%
Multi-family residential	12,512	4.62%	14,011	5.21%
Nonresidential real estate/land(2)	68,113	25.18%	67,133	24.97%
Total mortgage loans	253,250	93.60%	252,823	94.04%
Other loans:
Consumer loans(3)	2,383	0.89%	1,110	0.41%
Commercial business loans	14,934	5.51%	14,915	5.55%
Total other loans	17,317	6.40%	16,025	5.96%
Total loans before net items	270,567	100.00%	268,848	100.00%
Less:
Loans in process	6,108		4,217
Deferred loan origination fees	686		682
Allowance for loan losses	2,731		2,819
Total loans receivable, net	$261,042		$261,130

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.7 million at September 30, 2014 and $14.3 million at December 31, 2013. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes land loans of $2.9 million at September 30, 2014 and $2.7 million for December 31, 2013.
(3)	Includes second mortgage loans of $446 at September 30, 2014 and $566 at December 31, 2013.
36

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Home Loan Bank stock, totaled $4.2 million, a decrease of $799,000 compared to $5.0 million at December 31, 2013. The decrease was due to a stock repurchase program initiated by the FHLB whereby the FHLB repurchased excess shares held by member banks.

Foreclosed assets held for sale totaled $140,000 at September 30, 2014 while there were no foreclosed assets held for sale at December 31, 2013. Activity during the nine month period includes the addition of two foreclosed properties, totaling $154,000, and the subsequent write-down of $14,000 on one of the properties based on a signed purchase contract on the property, while there were no related sales during the current year. Activity during the prior year nine month period included the sale of four residential properties totaling $311,000, that were previously held as foreclosed assets, resulting in a net gain of $6,000. Total nonperforming and impaired assets totaled $3.8 million, or 0.93% of total assets at September 30, 2014, compared to $11.6 million, or 2.83% of total assets December 31, 2013.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2013. Management believes that there were no interim impairment indicators that would require another evaluation at September 30, 2014.

Deposits totaled $346.3 million at September 30, 2014, an increase of $8.7 million from $337.6 million at December 31, 2013. This increase includes a $782,000 increase in demand deposits, an $8.4 million increase in savings and money market balances, partially offset by a $436,000 decrease in time deposits. The rate of change in the composition of deposits from higher cost term deposits to lower cost liquid deposits slowed during the current year period as the difference between maturing and renewal rates on term deposits has narrowed and customers adjust to the extended period of low interest rates. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $312,000 and totaled $6.9 million at September 30, 2014. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both September 30, 2014 and December 31, 2013.

Advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) totaled $16.4 million at September 30, 2014, and decreased $5.9 million from $22.3 million at December 31, 2013. This decrease includes the maturity of two fixed-rate advances totaling $6.0 million, that were not replaced, partially offset by $80,000 related to amortized prepayment penalties. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 2.64% at September 30, 2014 compared to 2.82% at December 31, 2013.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity increased by $1.6 million during the period ended September 30, 2014, primarily due to net income of $2.0 million, and a $577,000 increase in unrealized gains on available-for-sale securities. These increases were partially offset by dividends of $723,000 and purchases of treasury stock totaling $265,000 during the current year nine month period.

The purchase of treasury shares during the current nine month period was made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013 the Company announced the adoption of a new share repurchase program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 40,082 shares of its common stock outstanding.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General

Net income for the three months ended September 30, 2014, totaled $607,000, reflecting an increase of $99,000, from $508,000 for the three month period ended September 30, 2013. The increase in net income was primarily due to an increase in both net interest income and noninterest income, and a decrease in noninterest expense, partially offset by an increase in the provision for loan losses and the provision for federal income taxes.

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

	For the three months ended September 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$260,467	$2,804	4.31%	$251,703	$2,874	4.57%
Investment securities(2)	117,023	749	2.56%	112,317	633	2.25%
Interest-earning deposits(3)	13,287	45	1.35%	10,714	54	2.02%
Total interest-earning assets	390,777	3,598	3.68%	374,734	3,561	3.80%
Noninterest-earning assets	23,844			23,999
Total assets	$414,621			$398,733
Interest-bearing liabilities:
Deposits	$348,217	$390	0.45%	$326,772	$417	0.51%
Other short-term borrowings	6,322	2	0.13%	6,889	3	0.17%
Borrowings	16,407	108	2.63%	21,779	155	2.85%
Total interest-bearing liabilities	370,946	500	0.54%	355,440	575	0.65%
Noninterest-bearing liabilities	3,488			4,773
Total liabilities	374,434			360,213
Stockholders’ equity	40,187			38,520
Total liabilities and stockholders’ equity	$414,621			$398,733
Net interest income		$3,098			$2,986
Interest rate spread(4)			3.14%			3.15%
Net yield on interest-earning assets(5)			3.17%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.35%			105.43%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
39

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income increased $37,000, and totaled $3.6 million for both the three month periods ended September 30, 2014, and September 30, 2013. The increase was due to a $16.1 million increase in the average balance of interest-earning assets from $374.7 million in the 2013 period to $390.8 million for the 2014 period, substantially offset by a 12 basis point decrease in the weighted-average yield on interest-earning assets from 3.80% in the 2013 period to 3.68% for the 2014 period.

Interest income on loans was $2.8 million for the three month period ended September 30, 2014, and decreased $70,000 compared to the three month period ended September 30, 2013. This decrease was primarily due to a 26 basis point decrease in the weighted-average yield from 4.57% for the three months ended September 30, 2013 to 4.31% for the three months ended September 30, 2014, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average yield was partially offset by an $8.8 million increase in the average balance of loans from $251.7 million in the 2013 period to $260.5 million for the 2014 period.

Interest income on securities increased $116,000 during the three months ended September 30, 2014, compared to the same period in 2013. This increase was due to a 31 basis point increase in the weighted-average rate from 2.25% in the 2013 period to 2.56% for the 2014 period, and a $4.7 million increase in the average balance. The increase in yield was primarily to the slowing of prepayments causing a decline in premium amortization for the quarter, while the increase in the average balance was due to investing excess cash into the securities portfolio.

Dividends on Federal Home Loan Bank stock and other income decreased $9,000 for the three months ended September 30, 2014 compared to September 30, 2013. The decrease was due to a 67 basis point decrease in the weighted-average rate from 2.02% in the 2013 period to 1.35% in the 2014 period, partially offset by a $2.6 million increase in the average balance.

Interest Expense

Interest expense totaled $500,000 for the three month period ended September 30, 2014, a decrease of $75,000, or 13.0%, from $575,000 for the three month period ended September 30, 2013. The decrease was due to an 11 basis point decrease in the weighted-average cost of funds from 0.65% in the 2013 period to 0.54% in the current year period, partially offset by a $15.5 million, or 4.4%, increase in the average balance of total interest-bearing liabilities from $355.4 million in the 2013 period to $370.9 million in the 2014 period.

Interest expense on deposits for the three month period ended September 30, 2014 totaled $390,000, a decrease of $27,000, or 6.5%, from $417,000 for the same period in the previous year. The decrease was due to a 6 basis point decrease in the weighted-average cost of deposits, from 0.51% in the 2013 period to 0.45% for the 2014 period, partially offset by a $21.4 million increase in the average balance from $326.8 million in the 2013 period to $348.2 million in the 2014 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors generally established by local market competitors and overall market conditions and as pricing pressure in certain deposit product segments by certain local competitors has increased.

Interest expense on other short-term borrowings totaled $2,000 for three month period ended September 30, 2014, a decrease of $1,000 from the same period last year. The decrease was due to a 4 basis point decrease in the weighted-average cost from 0.17% in the 2013 period to 0.13% in the 2014 period, and a $567,000 decrease in the average balance of short-term borrowings.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $108,000 for the three month period ended September 30, 2014, which decreased $47,000 from $155,000 in the 2013 period. The decrease was due to a 22 basis point decrease in the weighted-average cost from 2.85% in the 2013 period to 2.63% in the 2014 period, and a $5.4 million, or 24.5%, decrease in the average balance outstanding. The decrease in the weighted-cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not replacing the scheduled maturity of fixed-rate term advances.

Net Interest Income

Net interest income totaled $3.1 million for the three month period ended September 30, 2014, an increase of $112,000, or 3.8%, from the three month period ended September 30, 2013. The increase in net interest income was due to the growth of interest-earning assets in excess of the growth of interest-bearing liabilities of $537,000, generating increased net interest income, despite a 1 basis point decline in the interest rate spread from 3.15% at September 30, 2013 to 3.14% at September 30, 2014. The yield on earning assets declined as a result of a decline in loan yields as the related loan balances comprise 67% of our earning assets, of which decline was partially offset by increased yield on securities as a result of the slowdown in securities prepayments and amortization of purchased premiums. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $195,000 provision for loan losses for the three month period ended September 30, 2014, compared to a provision of $76,000 for the three month period ended September 30, 2013. The increase is primarily due to an increase in impaired nonperforming loans during the current year quarter requiring reserve balances, partially offset with continued improvement in our economic factors.

Noninterest Income

Noninterest income totaled $523,000, for the three months ended September 30, 2014, an increase of $129,000, from $394,000 for the same period in 2013. The increase was primarily due to a $76,000 increase in gain on sale of residential mortgage loans, an $11,000 decrease in loss on sale of foreclosed assets held for sale, and a $41,000 increase in service fees, charges and other operating income. The increase in gain on sale of residential mortgage loans was primarily due to increased loan sales in the 2014 quarter compared to the 2013 quarter. The decrease in loss on sale of foreclosed assets held for sale was primarily due to the sale of a foreclosed property in the 2013 period, compared to no foreclosed property sales in the 2014 period. The increase in service fees, charges and other operating income was primarily due to an increase in fees from service charges on deposit accounts.

Noninterest Expense

Noninterest expense totaled $2.7 million for both of the three month periods ended September 30, 2014, and September 30, 2013. The variance changes in total noninterest expense includes a $39,000 decrease in occupancy and equipment expense, a $36,000 decrease in franchise taxes and a $23,000 decrease in amortization of intangible assets, offset by a $40,000 increase in salaries and employee benefits, and a $65,000 increase in other noninterest expense. The decrease in occupancy and equipment expense was due to lower furniture and fixture expense and reduced building maintenance and depreciation expense compared to the prior year quarter. The decrease in franchise taxes was primarily due to the State of Ohio’s newly enacted Financial Institutions Tax during the 2014 period, which resulted in lower taxes compared to the previous Ohio corporate franchise tax that was in place during the 2013 period. The decrease in amortization of intangible assets was due to a core deposit intangible becoming amortized to zero in the current year period compared to a scheduled amortization amount in the prior year quarter. The increase in salaries and employee benefits was primarily a result of increased compensation due to merit increases and increased staffing, partially offset by lower healthcare and post-retirement benefit costs compared to the prior year quarter. The increase in other noninterest expense was primarily due to increased legal costs related to the increase in nonperforming loans, and an increase in audit and accounting related expense, partially offset by a decrease in internet banking and foreclosure expenses compared to the prior year quarter.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Income Taxes

Federal income tax expense totaled $177,000 for the three month period ended September 30, 2014, an increase of $26,000 compared to $151,000 for three month period ended September 30, 2013. The increase was primarily due to a $125,000 increase in pretax income compared to the prior year period, partially offset by, a slight decrease in the effective tax rate. The effective tax rate in the current year quarter was 22.58% compared to 22.91% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General

Net income for the nine months ended September 30, 2014, totaled $2.0 million, an increase of $400,000, from $1.6 million for the nine month period ended September 30, 2013. The increase in net income was primarily due to an increase in both net interest income and noninterest income and a decrease in noninterest expense, partially offset by an increase in the provision (credit) for loan losses and the provision for federal income taxes.

Average Balance Sheet

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$261,248	$8,573	4.38%	$248,134	$8,608	4.63%
Investment securities(2)	115,140	2,312	2.68%	114,981	1,921	2.23%
Interest-earning deposits(3)	13,049	146	1.49%	12,582	165	1.75%
Total interest-earning assets	389,437	11,031	3.78%	375,697	10,694	3.80%
Noninterest-earning assets	23,565			24,483
Total assets	$413,002			$400,180
Interest-bearing liabilities:
Deposits	$343,514	$1,178	0.46%	$327,152	$1,283	0.52%
Other short-term borrowings	6,273	7	0.15%	6,620	8	0.16%
Borrowings	19,565	387	2.64%	21,448	460	2.86%
Total interest-bearing liabilities	369,352	1,572	0.57%	355,220	1,751	0.66%
Noninterest-bearing liabilities	4,025			5,536
Total liabilities	373,377			360,756
Stockholders’ equity	39,625			39,424
Total liabilities and stockholders’ equity	$413,002			$400,180
Net interest income		$9,459			$8,943
Interest rate spread(4)			3.21%			3.14%
Net yield on interest-earning assets(5)			3.24%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.44%			105.76%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
43

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income increased $337,000 or 3.2%, to $11.0 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was due to a $13.7 million increase in the average balance of interest-earning assets from $375.7 million in the 2013 period to $389.4 million for the 2014 period, partially offset by a 2 basis point decrease in the weighted-average yield on interest-earning assets from 3.80% in the 2013 period to 3.78% for the 2014 period. The decrease in yield was primarily due to a decrease in yields earned on loans and interest-bearing deposits, partially offset by an increase in yields earned on investment securities.

Interest income on loans was $8.6 million for nine months ended September 30, 2014, a decrease of $35,000 compared to the nine months ended September 30, 2013, primarily due to a decrease in the weighted-average yield, substantially offset by an increase in the average balance of loans. The weighted-average yield declined 25 basis points from 4.63% for the nine months ended September 30, 2013 to 4.38% for the nine months ended September 30, 2014, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average yield was substantially offset by a $13.1 million increase in the average balance of loans outstanding from $248.1 million in the 2013 period to $261.2 million in the 2014 period.

Interest income on securities increased $391,000 during the nine months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to a 45 basis point increase in the weighted-average rate from 2.23% in the 2013 period to 2.68% for the 2014 period, and to a lesser extent by a $159,000 increase in the average balance. The increase in yield was primarily to the slowing of prepayments, causing a decline in premium amortization for the current year period.

Dividends on Federal Home Loan Bank stock and other income totaled $146,000 for the nine months ended September 30, 2014, a decrease of $19,000 compared to the nine months ended September 30, 2013. The decrease was due to a 26 basis point decrease in the weighted-average rate from 1.75% in the 2013 period to 1.49% in the 2014 period, partially offset by a $467,000 increase in the average balance.

Interest Expense

Interest expense totaled $1.6 million for the nine month period ended September 30, 2014, a decrease of $179,000, or 10.2%, from $1.8 million for the nine month period ended September 30, 2013. The decrease was due to a 9 basis point decrease in the weighted-average cost of funds from 0.66% in the 2013 period to 0.57% in the current year period, partially offset by a $14.1 million, or 4.0%, increase in the average balance of total interest-bearing liabilities from $355.2 million in the 2013 period to $369.3 million in the 2014 period.

Interest expense on deposits for the nine month period ended September 30, 2014 totaled $1.2 million, a decrease of $105,000, or 8.2%, from $1.3 million for the same period in the previous year. The decrease was due to a 6 basis point decrease in the weighted-average cost of deposits, from 0.52% in the 2013 period to 0.46% for the 2014 period, partially offset by a $16.4 million increase in the average balance from $327.2 million in the 2013 period to $343.5 million in the 2014 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors established by local market competitors and overall market conditions and as pricing pressure in the local market has begun rising.

Interest expense on other short-term borrowings totaled $7,000 for the nine months ended September 30, 2014, and decreased $1,000 compared to the same period last year. The decrease was primarily due to a $347,000 decrease in the average balance of other short-term borrowings, and a 1 basis point decrease in the weighted-average cost from 0.16% in the 2013 period to 0.15% in the 2014 period.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $387,000 for the nine month period ended September 30, 2014, which decreased $73,000 from $460,000 in the 2013 period. The decrease was due to a 22 basis point decrease in the weighted-average cost from 2.86% in the 2013 period to 2.64% in the 2014 period, and a $1.9 million decrease in the average balance outstanding. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not replacing scheduled maturities of fixed-rate term advances.

Net Interest Income

Net interest income totaled $9.5 million for the nine month period ended September 30, 2014, an increase of $516,000, or 5.8%, from the nine month period ended September 30, 2013. The increase in net interest income was mainly due to a 7 basis point increase in the net interest rate spread, from 3.14% at September 30, 2013 to 3.21% at September 30, 2014. The increase in the net interest spread was a result of rates on interest-bearing liabilities repricing downward more than the yields on interest-earning assets. During the nine months ended September 30, 2014, the yield on interest-bearing liabilities decreased 9 basis points, while the rates earned on interest-earning assets decreased 2 basis points compared to the same period last year. The decrease in the cost of funds from the prior year period was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances. The yield on earning assets was negatively impacted by a decline in loan yields due to the continued overall low level of market interest rates resulting in new loan originations at lower yields than the existing portfolio and the downward repricing of existing adjustable rate loans that continue to negatively affect the net interest margin.

Provision (credit) for Loan Losses

Management recorded a $282,000 provision for loan losses for the nine month period ended September 30, 2014, compared to a provision reversal of ($55,000) for the nine month period ended September 30, 2013. The increase is primarily due to increased impaired nonperforming loans during the current year period, an increase in charge-offs compared to the prior year period and the restructuring of commercial real estate loans allowing the release of required reserves as additional collateral was given to the Bank on several classified relationships during the first quarter of 2013.

Noninterest Income

Noninterest income totaled $1.4 million for the nine months ended September 30, 2014, an increase of $196,000, from $1.2 million for the same period in 2013. The increase was primarily due to a $112,000 increase in gain on sale of residential mortgage loans, and an increase of $85,000 in service fees, charges and other operating income. The increase in gain on sale of residential mortgage loans was primarily due to more favorable pricing on current year sales and an increase in mortgage servicing rights compared to the 2013 period. The increase in service fees, charges and other operating income was primarily due to an increase in fees from annuity sales and fees from deposit service charges implemented in 2014 that was not in place in the 2013 period.

Noninterest Expense

Noninterest expense totaled $7.9 million for nine months ended September 30, 2014, and decreased $95,000, compared to the nine months ended September 30, 2013. This decrease includes a $107,000 decrease in franchise taxes and a $30,000 decrease in amortization of intangible assets, partially offset by a $26,000 increase in salaries and employee benefits and a $29,000 increase in occupancy and equipment expense. The decrease in franchise taxes was primarily due to the State of Ohio’s newly enacted Financial Institutions Tax during the 2014 period, which resulted in lower taxes compared to the previous Ohio corporate franchise tax that was in place during the 2013 period. The decrease in amortization of intangible assets was due to a core deposit intangible becoming amortized to zero in the current year period compared to a scheduled amortization amount in the prior year period. The increase in salaries and employee benefits was primarily due to an increase in employee compensation expense, and the related payroll taxes and Company 401k match due to merit increases since the prior year period, partially offset by lower costs for both healthcare and post-retirement benefits. The increase in occupancy and equipment expense was due to increases in building maintenance and repairs and data processing.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Income Taxes

Federal income tax expense totaled $632,000 for the nine month period ended September 30, 2014, an increase of $70,000 compared to $562,000 for nine month period ended September 30, 2013. The increase was primarily due to a $470,000 increase in pretax income compared to the prior year period, partially offset by a decrease in the effective tax rate. The effective tax rate in the current year period was 24.22% compared to 26.27% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
July 1 - 31, 2014	—	$—	173,174	49,182
August 1 - 31, 2014	9,100	13.06	182,274	40,082
September 1 - 30, 2014	—	—	182,274	40,082
Total	9,100	$13.06	182,274	40,082

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or 5.0%, of the Company’s outstanding shares of common stock. On September 30, 2013 the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 40,082 shares of its common stock outstanding.

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
49

Index Wayne Savings Bancshares, Inc. Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2014	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date:	November 6, 2014	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer
50