Form 10-K
period 2014-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2015-03-20
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of March 12, 2015, the latest practicable date, there were 2,806,839 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 30, 2014, as reported on the Nasdaq Global Market, was approximately $33.1 million.

Wayne Savings Bancshares, Inc.

Form 10-K

For the Year Ended December 31, 2014

PART I

ITEM 1.     Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary thrift holding company for Wayne Savings Community Bank (the “Bank”). The only significant asset of the Company is its investment in the Bank. The Bank conducts its business from eleven full-service locations. The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767. At December 31, 2014, the Company had total assets of $417.7 million, total deposits of $348.9 million, and stockholders’ equity of $40.0 million, or 9.6% of total assets.

Wayne Savings Community Bank

The Bank is an Ohio-chartered stock savings and loan association headquartered in Wooster, Ohio. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

The Bank is a community-oriented institution offering a full range of consumer and business financial services to the local community. The Bank’s primary lending and deposit gathering area includes Wayne, Holmes, Ashland, Medina and Stark counties, where it operates eleven full-service offices. This contiguous five-county area is located in northeast Ohio, and is an active manufacturing and agricultural market. The Bank’s principal business activities consist of originating one-to-four family residential real estate loans, multi-family residential, commercial and nonresidential real estate loans. The Bank also originates non-real estate, secured commercial loans, consumer loans, and to a lesser extent, construction loans. The Bank also invests in mortgage-backed securities, obligations issued by state and political subdivisions and a small position of private-label collateralized mortgage obligations and other liquid investments, such as United States Government securities, federal funds, and deposits in other financial institutions.

In 2005, the Company began a strategic initiative to diversify the composition of its balance sheet by placing an increased emphasis on commercial lending. The primary objective was to reallocate financial resources away from long duration residential mortgage loans and low yielding mortgage securities while maintaining a relatively low risk profile with a sustainable income stream. Mortgage refinancings caused by the low interest rate environment caused a $7.3 million increase in one-to-four family residential mortgage loans from $162.4 million, or 66.6% of the total loan portfolio at March 31, 2011, to $169.7 million, or 61.7% of the total loan portfolio, at December 31, 2014. This increase was mainly due to growth in our 15 year fixed-rate mortgage product and our 30 year one-to-four family residential construction loans as interest rates remained at their historic low levels during the period. Over the previous five fiscal periods, commercial business lending and commercial lending collateralized by multi-family properties increased by $9.3 million and $3.9 million, respectively. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans. The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to crosssell its varied product offerings. This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities. Loan demand increased during the current year due to the low interest rate environment and increased sales efforts in the commercial lending division resulting in an increase in the loan portfolio funded by a decrease in cash and cash equivalents and increased deposit balances.

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio. Wooster is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of several nationally known companies including The J.M. Smucker Company, and the Wooster Brush Company. It is also the home of many industrial plants, including LuK USA, Morton Salt, Artiflex, JLG Industries and Frito-Lay, Inc. The City of Wooster has a regional medical center, with a successful city-owned hospital and significant commitment by the world renowned Cleveland Clinic through state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 2,100 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron. In Wayne County, the Bank operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in each of Rittman and Creston, both in northern Wayne County, adjacent to Medina County.

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

Stark County, located directly east of Wayne County, is characterized by a diverse economy that includes a rich manufacturing heritage, which results in the production of a wide variety of products. In addition to manufacturing, Stark County also has a strong agricultural base including the production of dairy products. The major employers in North Canton are Diebold Incorporated (a major manufacturer of bank security products and automated teller machines) the Timken Company (a world-wide manufacturer of tapered roller bearings and power transmission components and systems) and the TimkenSteel Company (a world-wide manufacturer specialty steels). Jackson Township is the home to the Westfield Belden Village Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries. North Canton is the location of one of the Bank’s branches.

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

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less. At December 31, 2014, approximately $120.1 million, or 43.7%, of the Company’s total loans consisted of loans or securities with adjustable interest rates.

The Company continues to actively originate fixed-rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties. One-to-four family fixed-rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed-rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments. In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the years ended December 31, 2014 and December 31, 2013, the Company sold $6.6 million and $7.3 million, respectively, of fixed-rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers. The Company retains servicing on its sold mortgage loans. The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base. The Company has four experienced commercial lenders to manage this portfolio. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Overall, commercial business loans increased to $16.3 million at December 31, 2014, as compared to $8.2 million at March 31, 2011, nonresidential real estate and land loans increased from $62.5 million, or 25.6% of the total loan portfolio at March 31, 2011, to $71.8 million, or 26.0% of the total loan portfolio at December 31, 2014.

Analysis of Loan Portfolio. Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	December 31,								March 31,
	2014		2013		2012		2011		2011
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$169,676	61.67%	$166,728	62.02%	$160,910	63.25%	$153,064	64.30%	$162,435	66.56%
Residential construction loans	2,922	1.06%	4,951	1.84%	2,170	0.85%	753	0.32%	160	0.07%
Multi-family residential	12,203	4.43%	14,011	5.21%	9,790	3.85%	8,589	3.61%	8,308	3.40%
Nonresidential real estate/land(2)	71,795	26.09%	67,133	24.97%	65,761	25.85%	62,864	26.41%	62,508	25.61%
Total mortgage loans	256,596	93.25%	252,823	94.04%	238,631	93.80%	225,270	94.63%	233,411	95.65%
Other loans:
Consumer loans(3)	2,311	0.84%	1,110	0.41%	1,517	0.60%	2,257	0.95%	2,414	0.99%
Commercial business loans	16,275	5.91%	14,915	5.55%	14,245	5.60%	10,526	4.42%	8,204	3.36%
Total other loans	18,586	6.75%	16,025	5.96%	15,762	6.20%	12,783	5.37%	10,618	4.35%
Total loans before net items	275,182	100.00%	268,848	100.00%	254,393	100.00%	238,053	100.00%	244,029	100.00%
Less:
Loans in process	6,121		4,217		2,647		1,691		413
Deferred loan origination fees	683		682		569		409		420
Allowance for loan losses	2,769		2,819		3,328		3,854		3,203
Total loans receivable, net	$265,609		$261,130		$247,849		$232,099		$239,993

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.7 million, $14.3 million, $14.8 million, $15.9 million and $15.8 million, as of December 31, 2014, 2013, 2012 and 2011, and March 31, 2011, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $2.9 million, $2.7 million, $2.3 million, $2.7 million and $2.8 million as of December 31, 2014, 2013, 2012 and 2011, and March 31, 2011, respectively.
(3)	Includes second mortgage loans of $415,000, $566,000, $683,000, $1.2 million and $988,000, as of December 31, 2014, 2013, 2012 and 2011, and March 31, 2011, respectively.

Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of December 31, 2014, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
Mortgage loans:
One-to-four family residential:
Adjustable	$26,473	$10,115	$7,637	$—	$—	$—	$44,225
Fixed	521	751	2,070	18,189	71,027	32,893	125,451
Construction:
Adjustable	9	—	—	—	—	—	9
Fixed	—	—	—	—	728	2,185	2,913
Multi-family residential, nonresidential and land:
Adjustable	18,506	24,699	31,975	—	—	—	75,180
Fixed	1,559	41	151	561	6,362	144	8,818
Other loans:
Commercial business loans	6,791	4,125	3,877	1,120	362	—	16,275
Consumer	246	426	902	506	173	58	2,311

Total loans	$54,105	$40,157	$46,612	$20,376	$78,652	$35,280	$275,182

The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable rate loans maturing or repricing after December 31, 2015.

	Fixed	Adjustable
	(In Thousands)
Mortgage loans:
One-to-four family residential	$124,930	$17,752
Construction	2,913	—
Multi-family residential, nonresidential and land	7,259	56,674
Consumer	1,489	576
Commercial business	5,494	3,990
Total loans	$142,085	$78,992

One-to-Four Family Residential Real Estate Loans. A significant part of the Company’s lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area. The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties. The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area. At December 31, 2014, the Company had $169.7 million, or 61.7%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

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

Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions. The Company’s fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company’s one-to-four family residential portfolio has increased $2.9 million or 1.8%, from December 31, 2013, to December 31, 2014. Sales into the secondary market were $6.6 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively. Such sales generally constituted current period originations. There were no loans identified as held-for-sale at December 31, 2014, 2013, 2012, and 2011 or during fiscal year ended March 31, 2011.

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

The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fullyindexed interest rate. All loans require monthly principal and interest payments and negative amortization is not permitted. One-to-four family residential ARM loans totaled $44.2 million, or 16.1% of the Company’s total loan portfolio at December 31, 2014.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of December 31, 2014, the Company’s home equity loan portfolio totaled $14.7 million, or 8.6%, of its one-to-four family mortgage loan portfolio.

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

Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $12.2 million, or 4.4%, of the Company’s total loan portfolio at December 31, 2014. The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At December 31, 2014, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $508,000 At December 31, 2014, the Company’s largest multi-family real estate loan had a principal balance of $2.9 million. Multi-family real estate loans currently are offered with adjustable interest rates or short-term balloon maturities, although in the past the Company originated fixed-rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not have any multi-family real estate construction loans.

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

Nonresidential Real Estate and Land Loans. Loans secured by nonresidential real estate constituted approximately $71.8 million, or 26.1%, of the Company’s total loan portfolio at December 31, 2014 compared to $67.1 million or 25.0% of the total loan portfolio at December 31, 2013. The Company has continued its strategy to diversify the loan portfolio and has experienced growth in loan demand over the past year. The Company’s nonresidential real estate loans are secured by improved property such as offices, small business facilities, and other nonresidential buildings. At December 31, 2014, approximately $52.7 million, or 79.8%, of these loans are borrower occupied. At December 31, 2014, most of the Company’s nonresidential real estate loans were secured by properties located within the Company’s market area. The Company’s largest nonresidential real estate loan at December 31, 2014 had a principal balance of $3.1 million and the average balance of such loans was $354,000. The terms of each nonresidential real estate loan are negotiated on a case-by-case basis. Nonresidential real estate loans are currently offered with adjustable interest rates or short-term balloon maturities, although in the past the Company has originated fixed-rate, long-term, nonresidential real estate loans. Nonresidential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize nonresidential real estate construction loans. Included in the loan tables above are nonresidential construction loans totaling $4.1 million which were undisbursed at December 31, 2014.

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

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originates loans to commercial customers with land held as the collateral. Also included in this total were developed building lots of approximately $223,000. Land loans totaled $2.5 million at December 31, 2014.

Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property. At December 31, 2014, the Company had $2.9 million of its total loan portfolio invested in construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans. Commercial business loans totaled $16.3 million, or 5.9% of the Company’s total loan portfolio at December 31, 2014. The Company has four experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

As of December 31, 2014, consumer loans totaled $2.3 million, or 0.8%, of the Company’s total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed-rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less. Such loans are offered on a fixed-rate basis with terms of up to ten years. At December 31, 2014, second mortgage loans totaled $415,000, or 0.2%, of one-to-four family mortgage loans.

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

Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company’s normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Conventional mortgage loans up to $240,000 can be approved by the mortgage loan underwriter. The mortgage department manager and mortgage department underwriter can also both approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000. All loans up to $400,000 can be approved by the Vice President Manager of Commercial Banking. Any loans between $400,000 and $500,000 must be approved by the Senior Vice President/Senior Loan Officer or the President and Chief Executive Officer. The Loan Committee must approve loans from $500,000 to $1.5 million and loans in excess of $1.5 million must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority. All approvals are subsequently ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2014, the Company had commitments to originate $735,000 of loans.

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

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	December 31,
	2014	2013	2012
	(In thousands)
Total loans receivable, net at beginning of period	$261,130	$247,849	$232,099
Loans originated:
One-to-four family residential(1)(2)	32,257	41,048	57,436
Multi-family residential	—	6,861	1,590
Nonresidential real estate/land(2)	10,186	16,330	7,532
Consumer loans	645	261	566
Commercial loans	5,599	7,315	2,741
Total loans originated	48,687	71,815	69,865
Loans sold:
Whole loans	(6,595)	(7,335)	(6,147)
Total loans sold	(6,595)	(7,335)	(6,147)

Mortgage loans transferred to REO	(330)	(50)	(302)
Loan repayments	(37,283)	(51,149)	(47,666)
Total loans receivable, net at end of period	$265,609	$261,130	$247,849

(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with FASB ASC 310-20. To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2014, the Company had $683,000 in deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Company recognized fees and service charges of $1.3 million for the year ended December 31, 2014, $1.2 million for the year ended December 31, 2013, and $1.1 million for the year ended December 31, 2012.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2014, the Company’s largest concentration of loans to one borrower totaled $5.0 million. All of the loans in this concentration were current in accordance with their original terms at December 31, 2014. The Company had no loans at December 31, 2014, which exceeded the loans to one borrower regulations.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The exception to this rule is a Troubled Debt Restructured loan or “TDR”. A loan is considered a TDR when the Bank concedes to terms normally not extended to a borrower experiencing a financial hardship. With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried at the lower of cost or fair value. At December 31, 2014, the Company had $3.4 million of impaired loans, of which $2.0 million were performing in accordance with their terms at such date.

At December 31, 2014, the Company had nonperforming loans totaling $3.2 million composed of $2.7 million in residential mortgage loans, other mortgage loans of $350,000 and commercial loans totaling $96,000. The ratio of nonperforming and impaired loans to loans receivable was 2.7% at December 31, 2014. At December 31, 2014, the largest nonperforming residential real estate loan totaled $270,000. In the opinion of management, as of December 31, 2014, no significant unreserved loss is anticipated on any nonperforming loan. At December 31, 2013, the Company had nonperforming loans of $2.9 million and a ratio of nonperforming and impaired loans to loans receivable of 4.4%. Of the nonperforming loans at December 31, 2013, $1.9 million were one-to-four family residential mortgage loans, nonresidential real estate loans totaled $1.0 million and commercial loans totaled $2,000. The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.

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

	December 31,				March 31,
	2014	2013	2012	2011	2011
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family residential	$2,740	$1,851	$2,097	$2,433	$2,739
All other mortgage loans	—	—	—	—	70
Nonresidential real estate loans	350	1,045	3,123	3,271	2,292
Non-mortgage loans:
Commercial business loans	96	2	32	92	33
Consumer	—	—	4	12	23
Total non-accrual loans	3,186	2,898	5,256	5,808	5,157
Accruing loans 90 days or more delinquent	—	—	—	—	—

Total nonperforming loans (1)	3,186	2,898	5,256	5,808	5,157
Loans deemed impaired (2)	3,850	8,698	9,225	5,145	5,827
Total nonperforming and impaired loans	7,036	11,596	14,481	10,953	10,984
Total real estate owned (3)	179	—	318	1,283	2,214
Total nonperforming and impaired assets	$7,215	$11,596	$14,799	$12,236	$13,198

Total nonperforming and impaired loans to net loans receivable	2.65%	4.44%	5.84%	4.72%	4.58%
Total nonperforming and impaired loans to total assets	1.68%	2.83%	3.60%	2.67%	2.69%
Total nonperforming and impaired assets to total assets	1.73%	2.83%	3.68%	2.98%	3.24%

    ________________________________

(1)	Includes $1.2 million of impaired loans at December 31, 2014.
(2)	Includes loans deemed impaired of $3.9 million at December 31, 2014 that were performing as of such date.
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the years ended December 31, 2014 and December 31, 2013, gross interest income of $125,000 and $112,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $45,000 and $18,000 for the years ended December 31, 2014 and December 31, 2013, respectively. The Company recognized interest income on impaired loans for the years ended December 31, 2014 and December 31, 2013 of $103,000 and $424,000, respectively.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	December 31,				March 31,
	2014	2013	2012	2011	2011
	(In thousands)
Loans past due 60-89 days	$495	$292	$341	$289	$203
Loans past due 90 days or more	1,786	1,435	2,501	2,784	3,188
Total past due 90 days or more	$2,281	$1,727	$2,842	$3,073	$3,391

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

		December 31,			March 31,
	2014	2013	2012	2011	2011
	(In thousands)
Substandard assets (1)	$9,696	$11,081	$14,798	$13,354	$13,129
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$9,696	$11,081	$14,798	$13,354	$13,129

(1)	Includes REO, if any at the dates indicated.

Allowance for Loan Losses. In determining the amount of the allowance for loan losses at any point in time, management and the Board of Directors apply a systematic process focusing on the risk of loss in the loan portfolio. First, delinquent nonresidential, multi-family and commercial loans are evaluated individually for potential impairment in their carrying value. Second, management applies historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage based on factors identified by management as representative of the overall risk in the economy. However, the analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with the corresponding reduction in earnings.

During the years ended December 31, 2014, 2013, and 2012, the Company added $333,000, $220,000 and $773,000, respectively, to the provision for loan losses. The Company’s allowance for loan losses totaled $2.8 million, $2.8 million and $3.3 million at December 31, 2014, 2013 and 2012, respectively. The provision for loan losses in the fiscal periods ended December 31, 2014, 2013 and 2012 was based on the level of nonperforming loans and charge-offs, as well as the size and risk profile of the loan portfolio and assessments of internal and external factors as prescribed by regulation. While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management’s knowledge, all known losses as of December 31, 2014, have been recorded.

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	December 31,				March 31,
	2014	2013	2012	2011	2011
	(Dollars in thousands)
Loans receivable, gross	$268,378	$263,949	$251,177	$235,953	$243,196
Average loans receivable, net	261,683	251,156	235,894	233,374	241,396
Allowance balance, at beginning of period	2,819	3,328	3,854	3,203	2,826
Provision for losses:	333	220	773	806	552
Mortgage loans:
One-to-four family	(38)	(130)	(146)	(157)	(112)
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	(261)	(621)	(1,199)	—	(5)
Other loans:
Consumer	—	(2)	(11)	—	(1)
Commercial	(112)	—	(1)	—	(81)
Gross charge-offs	(411)	(753)	(1,357)	(157)	(199)
Recoveries:
Mortgage loans:
One-to-four family	8	10	42	—	8
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	17		—	—	15
Other loans:
Consumer	1	12	1	2	1
Commercial	2	2	15	—	—
Gross recoveries	28	24	58	2	24
Net (charge-offs) recoveries	(383)	(729)	(1,299)	(155)	(175)
Allowance balance, at end of period	$2,769	$2,819	$3,328	$3,854	$3,203
Allowance for loan losses as a percent of loans receivable, gross at end of period	1.03%	1.07%	1.32%	1.63%	1.32%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.15%	0.29%	0.55%	0.07%	0.07%
Ratio of allowance for loan losses to total non- performing assets at end of period	82.29%	97.27%	59.71%	54.35%	43.45%
Ratio of allowance for loan losses to non- performing loans at end of period	86.91%	97.27%	63.31%	66.36%	62.11%
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

	December 31,								March 31,
	2014		2013		2012		2011		2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,533	61.9%	$1,017	62.0%	$1,122	63.2%	$1,129	64.3%	$1,073	66.5%
Residential Construction	—	1.3%	—	1.8%	—	0.8%	—	0.3%	—	0.1%
Multi-family Residential	131	4.4%	265	5.2%	249	3.9%	77	3.6%	231	3.4%
Nonresidential real estate and land	754	25.6%	1,261	25.0%	1,676	25.9%	2,470	26.4%	1,736	25.6%
Other loans:
Consumer	8	0.5%	5	0.4%	6	0.6%	9	1.0%	5	1.0%
Commercial	343	6.3%	271	5.6%	275	5.6%	169	4.4%	158	3.4%
Total allowance for loan losses	$2,769	100.0%	$2,819	100.0%	$3,328	100.0%	$3,854	100.0%	$3,203	100.0%

Investment Activities

The Company’s cash and cash equivalents, consisting of cash and due from banks and interest- bearing deposits due from other financial institutions with original maturities of three months or less, totaled $10.8 million at December 31, 2014, compared to $13.4 million at December 31, 2013, a decrease of $2.6 million. The Company’s investment portfolio is comprised of investment securities, and state and local obligations. The carrying value of the Company’s investment securities totaled $25.9 million at December 31, 2014, compared to $27.8 million at December 31, 2013.

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

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or meeting investment grade credit quality standards in accordance with the Board-approved investment policy and regulatory guidance that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives, to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk and meet Community Reinvestment Act (“CRA”) requirements by investing in specified loan pools. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities. These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). Total mortgage-backed securities, including those designated as available-for-sale, increased to $90.0 million at December 31, 2014 from $82.5 million at December 31, 2013, primarily due to investing excess cash balances, due to increased deposit balances, into amortizing securities that provide both increased current earnings and future cash flows to fund anticipated increases in future loan balances.

The Company’s holdings of private-label collateralized mortgage obligations totaled $502,000 at December 31, 2014 compared to $704,000 at December 31, 2013. All such securities were rated AAA at the time of purchase and the remaining three holdings continue to be of investment grade. These positions contain collateral that was originated during 2003 or earlier. In addition, management reviews a monthly analysis of actual and projected cash flows for these securities to determine whether or not any other-than-temporary impairment (“OTTI”) exists. At December 31, 2014 and December 31, 2013, no OTTI was identified with respect to these securities.

The Company’s objectives in investing in mortgage-backed securities vary from time to time depending upon market interest rates, local mortgage loan demand, the Company’s level of liquidity and the need for CRA investments. Mortgage-backed securities are more liquid than whole loans, can be readily sold in response to market conditions and changes in interest rates and provide monthly principal and interest cash flows that can be used to fund loan demand or reinvested in the securities portfolio. Mortgage-backed securities purchased by the Company also have lower credit risk because principal and interest are generally either insured or guaranteed by the United States Government or agencies thereof.

Investments in state and municipal obligations are made to generate tax-exempt income, to manage interest rate risk through call protection, to diversify security types in the investment portfolio and to meet the requirements of CRA for investments in the Bank’s CRA assessment area. Credit analysis of state and municipal obligations is completed in compliance with regulatory requirements to avoid reliance on ratings published by Nationally Recognized Statistical Ratings Organizations (“NRSRO”).

The portfolio of state and municipal obligations is reviewed on a regular basis for classification and impairment in accordance with regulatory and accounting guidance. No impairment was recognized in the portfolio at December 31, 2014 or December 31, 2013 and no obligations were classified at either date.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

	December 31,
	2014		2013		2012
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment portfolio:

U.S. Government and agency obligations	$226	$226	$246	$246	$285	$286
Municipal obligations	24,731	25,511	27,240	27,059	24,991	26,522
Mortgage-backed securities of government- sponsored entities	88,616	89,567	81,291	81,737	85,425	87,344
Private-label collateralized mortgage obligations	491	502	675	704	1,067	1,106
Federal Home Loan Bank stock	4,226	4,226	5,025	5,025	5,025	5,025
Total investments	$118,290	$120,032	$114,477	$114,771	$116,793	$120,283

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at December 31, 2014. At such date, the Company did not hold any investment securities with maturities in excess of 30 years.

	At December 31, 2014
	Less than one year		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	$—	0.00%	$—	0.00%	$—	0.00%	$226	0.80%
Municipal obligations (tax equivalent yields)	—	—	4,301	5.45%	5,728	4.27%	14,702	5.47%
Mortgage-backed securities of government-sponsored entities	43	5.11%	1,577	3.42%	24,728	2.14%	62,268	2.25%
Private-label collateralized mortgage obligations	—	—	—	—	99	5.00%	392	4.93%
Total investment securities	$43	5.11%	$5,878	4.92%	$30,555	2.55%	$77,588	2.88%

	At December 31, 2014
	Total Investment Securities
	Average Life In Years	Amortized Cost	Market Value	Weighted- Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	10.96	$226	$226	0.80%
Municipal obligations (tax equivalent yields)	10.22	24,731	25,511	5.19%
Mortgage-backed securities of government-sponsored entities	12.59	88,616	89,567	2.24%
Private-label collateralized mortgage obligations	16.77	491	502	4.95%
Total investment securities	12.08	$114,064	$115,806	2.90%
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

Deposit Portfolio. Savings and other deposits in the Company as of December 31, 2014, were comprised of the following:

Weighted- Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
				(In Thousands)
0.04%	None	Checking accounts	$100	$91,921	26.34%
0.11%	None	Savings accounts	50	77,267	22.15%
0.15%	None	Money market accounts	2,500	51,955	14.89%

		Certificates of Deposit
0.19%	12 months or less	Fixed term, fixed rate	500	15,916	4.56%
0.34%	13 to 24 months	Fixed term, fixed rate	500	24,635	7.06%
0.78%	25 to 36 months	Fixed term, fixed rate	500	10,158	2.91%
1.77%	37 months or more	Fixed term, fixed rate	500	62,547	17.93%
0.58%	Negotiable	Jumbo certificates	100,000	14,523	4.16%
				$348,922	100.00%
19

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at December 31, 2014	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2013	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2012	Percent of Deposits
	(Dollars in Thousands)
Checking accounts	$91,921	26.34%	$5,969	$85,952	25.46%	$5,284	$80,668	24.62%
Savings accounts	77,267	22.15%	5,185	72,082	21.35%	6,467	65,615	20.02%
Money market accounts	51,955	14.89%	2,897	49,058	14.53%	2,444	46,614	14.22%
Certificates of deposit(1)
Original maturities of:
12 months or less	15,916	4.56%	2,817	13,099	3.88%	(12,547)	25,646	7.83%
13 to 24 months	24,635	7.06%	(142)	24,777	7.34%	(2,335)	27,112	8.27%
25 to 36 months	10,158	2.91%	(1,196)	11,354	3.36%	(3,405)	14,759	4.50%
37 months or more	62,547	17.93%	42	62,505	18.53%	10,845	51,660	15.76%
Negotiated jumbo	14,523	4.16%	(4,221)	18,744	5.55%	3,081	15,663	4.78%
Total	$348,922	100.00%	$11,351	$337,571	100.00%	$9,834	$327,737	100.00%

(1)	Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances. IRAs totaled $27.3 million, $28.8 million and $31.1 million, as of December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the average dollar amount and weighted-average rate of deposits in the various types of accounts offered by the Company for the periods indicated.

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	Average Balance	Percent of Deposits	Weighted- Average Rate	Average Balance	Percent of Deposits	Weighted- Average Rate	Average Balance	Percent of Deposits	Weighted- Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$33,676	9.77%	0.00%	$28,973	8.82%	0.00%	$29,566	9.03%	0.00%
Checking accounts	53,042	15.38%	0.06%	50,542	15.38%	0.05%	45,947	14.03%	0.05%
Savings accounts	75,732	21.97%	0.11%	69,483	21.15%	0.11%	63,218	19.31%	0.10%
Money market accounts	52,038	15.09%	0.15%	48,841	14.86%	0.15%	48,033	14.67%	0.15%
Certificates of deposit	130,282	37.79%	1.06%	130,762	39.79%	1.16%	140,651	42.96%	1.39%
Total deposits	$344,770	100.00%	0.46%	$328,601	100.00%	0.52%	$327,415	100.00%	0.65%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In Thousands)
Rate
0.00 - 2.00%	$111,483	$106,648	$102,216
2.01 - 4.00%	16,286	23,821	32,570
4.01 - 5.00%	10	10	54
Total	$127,779	$130,479	$134,840

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2014.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In Thousands)
Rate
0.00 - 2.00%	$58,431	$15,106	$17,380	$20,566	$111,483
2.01 - 4.00%	10,013	1,239	1,171	3,863	16,286
4.01 - 5.00%	—	—	10	—	10
Total	$68,444	$16,345	$18,561	$24,429	$127,779

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$7,219
Over three months through six months	8,420
Over six months through twelve months	15,895
Over twelve months	18,438
Total	$49,972

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At December 31, 2014, the Company had $16.5 million in advances outstanding offset with $62,000 in deferred prepayment penalties.

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

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$22,366	$22,336	$26,627
Balance at end of period	16,438	22,336	21,217
Average balance	18,586	21,669	24,134

Weighted-average interest rate on:
Balance at end of period	2.25%	2.64%	2.85%
Average balance for period	2.58%	2.82%	2.78%

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Other short-term borrowings:
Maximum month-end balance	$7,000	$8,373	$8,317
Balance at end of period	7,000	7,212	7,077
Average balance	6,309	6,546	6,767

Weighted-average interest rate on:
Balance at end of period	0.15%	0.15%	0.15%
Average balance for period	0.15%	0.15%	0.15%

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

Subsidiaries

At December 31, 2014, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 92 full-time employees and 18 part-time employees at December 31, 2014. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2014, the Company maintained 75.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. Regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A “well-capitalized” institution can, after prior notice and non-objection by the regulatory authorities, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of December 31, 2014, the Bank was a “well-capitalized” institution.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by federal regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company received a “satisfactory” CRA rating under the current CRA regulations in its most recent performance evaluation, dated July 8, 2013.

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

Capital Requirements. Banking regulations have established minimum capital guidelines requiring savings institutions to maintain certain capital ratios: a 4.0% Tier I capital ratio (core) to both total risk-

weighted and average assets (leverage ratio) and an 8.0% Total Capital (risk-based) to risk-weighted assets ratio. Total Capital (risk-based) capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. The regulations also require that, in meeting the core, leverage and risk-based capital ratios, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

In July 2013 a final rule was issued by the bank regulatory agencies that will revise the leverage and risk based capital requirements and methods for calculating risk-weighted assets in accordance with the Basel Committee. It requires a capital conservation buffer to be phased in beginning in 2016, and if not met, will restrict discretionary bonus payments to executive officers. A component of this rule includes a one-time “opt-in” or “opt-out” provision to include Accumulated Other Comprehensive Income in regulatory capital. Management expects to “opt out” on the March 2015 Call Report which is consistent with current reporting.

Prompt Corrective Regulatory Action

Under the regulatory framework for prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. At December 31, 2014 the Bank satisfied all requirements for inclusion in the “well-capitalized” category.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at December 31, 2014, of $4.2 million. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.0% for the year ended December 31, 2014. In the event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Bank’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI can be conducted on a joint basis with the FDIC but may also be conducted on an alternating basis. The Bank’s most recent examination during the quarter ending June 30, 2014 was conducted by the FDIC. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

Under certain circumstances, interstate mergers and acquisitions involving associations incorporated under Ohio law are permitted by Ohio law. A savings and loan association or savings and loan holding company with its principal place of business in another state may acquire a savings and loan association or savings and loan holding company incorporated under Ohio law if the laws of such other state permit an Ohio savings and loan association or an Ohio holding company reciprocal rights. Additionally, legislation permits interstate branching by savings and loan associations incorporated under Ohio law.

Ohio law requires prior written approval of the ODFI for a merger of an Ohio association with another savings and loan association or a holding company affiliate.

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

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert,” as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

Retained earnings as of December 31, 2014 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2011 have been closed by statute or examination.

Ohio Taxation. Effective in 2014, the Corporation and the Bank began remitting the Financial Institutions Tax (“FIT”) as a replacement for the Ohio Franchise Tax, which the Bank has filed through 2013. The amount of the “FIT” is 0.8%, based on total equity capital, compared to the Franchise Tax of 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $180,000. The Company paid Delaware franchise taxes of $34,000 for the year ended December 31, 2014.

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

The Company’s results of operations are significantly dependent on economic conditions and related uncertainties. Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Northeast Ohio because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies. The current economic climate, with associated legislative, regulatory, fiscal and monetary policy initiatives, may materially adversely affect the Company’s operations. One example of this effect is the Federal Reserve’s accommodative monetary policy, that has kept interest rates low for a prolonged period of time and has potentially had other macroeconomic effects such as an increase in housing prices in excess of fundamental values (a so-called “bubble”) and a prolonged increase in stock market values.

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

New mortgage lending rules may increase the risk associated with our residential mortgage lending business. Over the course of the past several years, the CFPB has issues numerous rules regarding mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualitied mortgage” may be protected from liability. While we believe that our current loan policy is consistent with the guidance, making the majority of our loans “qualified mortgages,” there is the possibility that in the event of a dispute, regulators or courts may come to a different conclusion and the Bank may be exposed to unexpected liability. Additional rules regarding disclosures and closing documents (the so-called “TILA/RESPA” rules”) take effect in 2015 and may create additional compliance and liability risks.

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

Anti-Takeover Provisions could negatively impact the Company’s shareholders. In addition to state and federal laws and regulations governing changes in control of insured depository institutions or holding companies, the Company's Certificate of Incorporation and Bylaws contain certain provisions that may delay or make more difficult an acquisition of control of the Company. Delaware law presently requires a two-thirds majority vote of the outstanding shares to approve a merger or other consolidation. Further, the

Company has 500,000 shares of authorized but unissued preferred stock, par value $0.10 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company.

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

The loss of key personnel may adversely impact our financial stability. The Company's success depends to a great extent on its senior management. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management.

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

Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2014.

Material breaches in the security of bank systems may have a significant effect on the Company business. Increasing attention is being paid by the media, regulators and legislators to all matters relating to “cybersecurity,” and the incidence of “cyber attacks” is increasing in both frequency and scope against entities of all types. The Company’s subsidiary bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by the Bank and third party service providers. The Bank has security, backup and recovery systems in place, as well as a business continuity plan to ensure the Bank’s systems will not be inoperable. The Company’s subsidiary bank also has security to prevent unauthorized access to the system. In addition, the Bank requires third party service providers to maintain similar controls. However, the Bank cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full-service branch offices located in its market area. The following table sets forth information about its offices as of December 31, 2014.

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration

North Market Street Office 151 N. Market Street Wooster, Ohio	Owned	1902	N/A
Cleveland Point Financial Center 1908 Cleveland Road Wooster, Ohio	Owned	1978	N/A
Madison South Office 2024 Millersburg Road Wooster, Ohio	Owned	1999	N/A
Northside Office 543 Riffel Road Wooster, Ohio	Leased	1999	2019
Millersburg Office 90 N. Clay Street Millersburg, Ohio	Owned	1964	N/A
Claremont Avenue Office 233 Claremont Avenue Ashland, Ohio	Owned	1968	N/A
Buehler’s-Sugarbush Office 1055 Sugarbush Drive Ashland, Ohio	Leased	2001	2016
Rittman Office 237 North Main Street Rittman, Ohio	Owned	1972	N/A
Lodi Office 303 Highland Drive Lodi, Ohio	Owned	1980	N/A
North Canton Office 1265 S. Main Street North Canton, Ohio	Owned	1998	N/A
Creston Office 121 N. Main Street Creston, Ohio	Owned	2005	N/A

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

December 31, 2014	High	Low	Cash Dividend Declared
First Quarter	$11.75	$10.51	$0.08
Second Quarter	$13.48	$11.24	$0.09
Third Quarter	$13.48	$12.00	$0.09
Fourth Quarter	$14.59	$12.01	$0.09

December 31, 2013	High	Low	Cash Dividend Declared
First Quarter	$10.22	$9.25	$0.07
Second Quarter	$10.67	$9.08	$0.08
Third Quarter	$10.97	$9.72	$0.08
Fourth Quarter	$10.94	$10.00	$0.08

As of February 11, 2015, the Company had 1,069 shareholders of record and 2,806,839 shares of common stock outstanding. The number of record shareholders does not reflect the number of brokers or persons whose stock is in nominee or “street name” accounts through brokers.

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

Equity Compensation Plan Information

During 2013 the Company’s stock option plan expired. Therefore as of December 31, 2014 there were no compensation plans under which equity securities of the Company were authorized for issuance.

Issuer Purchases of Securities

The following table sets forth information with respect to purchases made on or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
October 1 -31, 2014	—	$—	182,274	40,082
November 1 - 30, 2014	15,000	$13.00	197,274	25,082
December 1 - 31, 2014	—	$—	197,274	25,082
Total	15,000	$13.00	197,274	25,082

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

	December 31,				March 31,
	2014	2013	2012	2011	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$417,713	$410,293	$402,117	$410,097	$407,738
Loans receivable, net	265,609	261,130	247,849	232,099	239,993
Mortgage-backed securities (1)	90,047	82,451	88,405	104,596	105,013
Investment securities	25,911	27,797	26,861	27,720	27,534
Cash and cash equivalents (2)	10,783	13,381	12,055	19,816	8,271
Deposits	348,922	337,571	327,737	333,848	320,072
Stockholders' equity	40,002	38,552	39,785	39,715	38,279

(1) Includes mortgage-backed securities available-for-sale and private-label collateralized mortgage obligations.

(2) Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	Year ended December 31,			Nine months ended December 31,	Year ended March 31,
	2014	2013	2012	2011	2011
Selected Operating Data:	(In thousands, except per share amounts)
Interest income	$14,631	$14,397	$15,303	$12,608	$17,985
Interest expense	2,063	2,321	2,798	2,979	5,214
Net interest income	12,568	12,076	12,505	9,629	12,771
Provision for loan losses	333	220	773	806	552
Net interest income after provision for loan losses	12,235	11,856	11,732	8,823	12,219
Noninterest income	1,852	1,591	1,938	1,490	1,831
Noninterest expense	10,619	10,758	11,570	8,745	11,267
Income before income taxes	3,468	2,689	2,100	1,568	2,783
Federal income taxes	837	633	378	234	585

Net Income	$2,631	$2,056	$1,722	$1,334	$2,198

Basic earnings per share	$0.95	$0.72	$0.59	$0.46	$0.75
Diluted earnings per share	$0.95	$0.72	$0.59	$0.46	$0.75
Cash dividends declared per common share	$0.35	$0.31	$0.27	$0.18	$0.24
39

	Year ended December 31,			Nine months ended December 31,	Year ended March 31,
	2014	2013	2012	2011	2011
Key Operating Ratios and Other Data:
Return on average assets (net income divided by average total assets) (1)	0.64%	0.51%	0.43%	0.43%	0.54%
Return on average equity (net income divided by average equity) (1)	6.60%	5.24%	4.28%	4.49%	5.75%
Average equity to average assets	9.63%	9.77%	9.99%	9.68%	9.34%
Equity to assets at year end	9.58%	9.40%	9.89%	9.68%	9.39%
Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.19%	3.17%	3.31%	3.26%	3.26%
Net interest margin (net interest income as a percentage of average interest-earning assets) (1)	3.22%	3.20%	3.34%	3.32%	3.32%
Noninterest expense to average assets (1)(2)	2.56%	2.67%	2.87%	2.85%	2.75%
Nonperforming and impaired loans to loans receivable, net	2.65%	4.44%	5.84%	4.72%	4.58%
Nonperforming and impaired assets to total assets	1.73%	2.83%	3.68%	2.98%	3.24%
Average interest-earning assets to average interest-bearing liabilities	105.49%	105.72%	104.43%	105.32%	104.77%
Allowance for loan losses to nonperforming and impaired loans	39.35%	24.31%	22.98%	35.19%	23.48%
Allowance for loan losses to nonperforming and impaired assets	38.38%	24.31%	22.49%	31.50%	19.04%
Net interest income after provision for losses on loans, to noninterest expense (2)	115.52%	110.47%	101.40%	100.89%	108.45%
Number of full-service offices	11	11	11	11	11
Dividend payout ratio	36.84%	43.06%	45.76%	39.51%	31.94%

(1)	December 31, 2011 is a nine month period requiring these ratios to be annualized.
(2)	In calculating this ratio, noninterest expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure.

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

Strategic Initiatives

The principal strategic activity for the board of directors during 2014 was the search for a new CEO that would continue to pursue the strategic plan adopted by the board in 2013. On March 17, 2014, the Company announced the planned retirement of the former CEO on December 31, 2014. A new CEO was appointed on November 3, 2014. The former position of COO was eliminated and resources reallocated to other needs in the company, including information technology, human resources, internal audit and risk management. The company continues to have as its strategic focus, based on the 2013 strategic plan that continues to be reviewed monthly by the Board of Directors, the improvement of returns to shareholders over a foreseeable time horizon through the following principal activities:

•	Continued remixing of balance sheet assets to increase higher yielding, on a risk-adjusted basis, commercial and consumer loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued transition from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through new position descriptions, activity goals, performance reviews and compensation structures consistent with regulatory guidance. In addition, turnover in the existing staff is being used as an opportunity to recruit experienced talent to further change the culture of the organization.

•	Continued progress on technology upgrades begun in 2014 and scheduled through 2016 to facilitate more efficient customer service and operations.

•	Continued focus on enterprise risk management and regulatory compliance. The focus of the ERM program is to ensure the identification, measurement and management of risks, and the pricing of risk to produce acceptable returns to shareholders. As part of ERM and coordinated with internal audit, regulatory compliance is a particular area of attention to facilitate the continued generation of returns to shareholders while avoiding the costs of remedial actions for compliance deficiencies commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

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

Discussion of Financial Condition Changes December 31, 2014 from December 31, 2013

At December 31, 2014, total assets increased $7.4 million, or 1.8%, to $417.7 million from the $410.3 million at December 31, 2013 mainly due to a $5.7 million increase in securities and a $4.5 million increase in net loans, partially offset by a $2.6 million decrease in cash, and a $799,000 decrease in Federal Home Loan Bank stock. During the year ended December 31, 2014, the Bank disbursed $48.7 million of loans, received payments of $37.2 million and transferred $330,000 to foreclosed assets held for sale. Although the Bank experienced increased loan balances from 2013, competition from other financial institutions for quality loan growth continues to be difficult within the Bank’s market area. The increase in both loan and security balances were funded by an $11.4 million increase in deposit balances and a $2.6 million decrease in cash balances compared to the prior year.

At December 31, 2014 and December 31, 2013, the allowance for loan losses totaled $2.8 million, or 1.03% of gross loans and $2.8 million, or 1.07%, of gross loans, respectively. In determining the amount of the loan loss allowance at any point of time, management systematically determines the risk of loss in the portfolio. First, delinquent and classified nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At December 31, 2014, all delinquent and classified residential, nonresidential, multi-family and commercial loans were analyzed, with $816,000 of the reserve being allocated to these categories of loans. The largest loan in this category consisted of a commercial real estate loan amounting to $550,000 at December 31, 2014. The Company incurred net charge-offs for the year of $383,000 of which $260,000 was a single nonresidential real estate loan. The second step in determining the allowance for loan losses is to calculate a reserve based on the historical loss experience of each individual loan type in the portfolio. In addition to the historic loss percentage, management also incorporates an additional risk factor based on the perception of the overall risk in the economy. Finally, to provide additional assurance with respect to the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides an independent validation of the Bank’s loan grading process. Management recorded a $333,000 provision for losses on loans for the year ended December 31, 2014, an increase of $113,000 from the $220,000 recorded for the year ended December 31, 2013.

Federal Home Loan Bank (FHLB) stock, totaled $4.2 million, a decrease of $799,000 compared to $5.0 million at December 31, 2013. The decrease was due to a stock repurchase program initiated by the FHLB whereby the FHLB repurchased excess shares held by member banks.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill and arrived at the conclusion there was no impairment at December 31, 2014.

Deposits totaled $348.9 million at December 31, 2014, an increase of $11.4 million, or 3.4%, from December 31, 2013. Demand accounts increased $6.0 million, or 6.9%, and savings and money market accounts increased $8.1 million, or 6.7%, which were partially offset by a decrease in time deposit of $2.7 million, or 2.1%. The rate of change in the composition of deposits from higher cost term deposits to lower cost liquid deposits slowed during the current year as the difference between maturing and renewal rates on term deposits has narrowed and customers adjust to the extended period of low interest rates, anticipating the upward movement of rates. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits. In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits. Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit customers with no relationship with the Bank to move to other alternatives.

Advances from the FHLB decreased $5.9 million, from $22.3 million at December 31, 2013 to $16.4 million at December 31, 2014 mainly due to a decrease in fixed-rate term advances. During 2014, three fixed- rate advances matured totaling $9.0 million, partially offset by one new advance totaling $3.0 million. The Bank uses FHLB advances to extend the duration of its liabilities to manage the interest rate risk associated with the longer duration of loans as compared to securities at a lower cost than other funding alternatives, particularly retail term deposits. During December 2010, the Bank prepaid $8.5 million of existing fixed-rate and term advances to reduce the carrying cost and extend the maturity dates of those advances into 2014 and 2015 to take advantage of the low interest rate environment at that time and to extend liability duration at a cost lower than the use of retail certificates of deposit. As part of this restructuring transaction, a $526,000 prepayment penalty was paid and deferred. The remaining unamortized balance of $62,000 is reflected as a reduction in the carrying value of advances and will be amortized into interest expense over the remaining term of the new advances.

At December 31, 2014, stockholders’ equity totaled $40.0 million, an increase of $1.5 million, or 3.8%, compared to the balance at December 31, 2013. This increase is primarily due to net income of $2.6 million and a $155,000 increase in accumulated other comprehensive income, partially offset by dividends declared of $971,000 and purchases of treasury stock totaling $460,000. The increase in other comprehensive income included a $725,000 increase in unrealized gains on available-for-sale securities, partially offset by a $570,000 decrease related to post-retirement benefits. The decrease in post-retirement benefits, was due to changes in the annual actuarial assumptions, and includes a $384,000 increase in the pension unrecognized net loss, and a $186,000 increase in the unrecognized net loss arising from the cost of post-retirement split dollar life insurance coverage as part of the Company’s bank-owned life insurance plan

The purchase of treasury shares during the current year period were made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013, the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 25,082 shares of its common stock outstanding as of December 31, 2014.

Comparison of operating results for the years ended December 31, 2014 and December 31, 2013

General

Net income totaled $2.6 million for the year ended December 31, 2014, and $2.1 million for the year ended December 31, 2013. The increase in net income was primarily due to increases in both net interest income and noninterest income and a decrease in noninterest expense, partially offset by increases in both the provision for loan losses and provision for federal income taxes.

Interest Income

Interest income increased $234,000, or 1.6%, to $14.6 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase was primarily due to a $12.7 million increase in the average balance of interest-earning assets, partially offset by a 7 basis point (bp) decrease in the average yield on interest-earning assets to 3.75% at December 31, 2014, from 3.82% for the year ending December 31, 2013.

Interest income on loans decreased $113,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013. This decrease is primarily due to a to a 23 bp decrease in the weighted-average yield on loans to 4.36% at December 31, 2014 compared to 4.59% at December 31, 2013, partially offset by a $10.5 million increase in the average balance of loans. The decrease in the yield was due to the continuation of the overall low market interest rate environment, while the increase in the average balance was due to the Company’s strategic initiative to increase the mix of earning assets from lower yielding securities into higher yielding loans.

Interest income on securities increased $373,000, or 14.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase is primarily due to a 29 bp increase in the weighted-average yield to 2.64% at December 31, 2014 compared to 2.35% for the year ended December 31, 2013, and a $2.0 million increase in the average balance of securities. The increase in yield was primarily due to the slowing of prepayments causing a decline in premium amortization during the current year, while the increase in the average balance was due to investing excess cash into the securities portfolio.

Interest Expense

Interest expense for the year ended December 31, 2014, totaled $2.1 million, a decrease of $258,000, or 11.1%, compared to interest expense for the year ended December 31, 2013. The decrease in interest expense was due to a 9 bp decrease in the weighted-average cost of funds to 0.56% for the year ended December 31, 2014, partially offset by a $12.8 million increase in the average balance of interest- bearing liabilities compared to the year ended December 31, 2013.

Interest expense on deposits totaled $1.6 million for the year ended December 31, 2014, a decrease of $126,000, or 7.4%, compared to the year ended December 31, 2013. The decrease in deposit costs was due to a 6 bp decrease in the weighted-average cost of deposits to 0.46% for the year ended December 31, 2014, partially offset by a $16.2 million increase in the average balance of deposits. The decrease in the weighted-average cost of deposits was due to the continuation of the overall low market interest rate environment as well as a shift in the composition of deposits from higher cost time deposits to lower cost checking, money market and savings accounts.

Interest expense on other short-term borrowings totaled $9,000 for the year ended December 31, 2014, a decrease of $1,000, compared to the year ended December 31, 2013. The decrease in interest expense was due to a $237,000 decrease in the average balance of other short-term borrowings, while the weighted-average cost of other short-term borrowings was 0.15% for both the years ended December 31, 2014 and 2013.

Interest expense on Federal Home Loan Bank advances totaled $480,000 for the year ended December 31, 2014, a decrease of $131,000, or 21.4%, compared to the year ended December 31, 2013. This decrease is due to a $3.1 million decrease in the average balance, and a 24 bp decrease in the cost to 2.58% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in the average balance was due to the scheduled maturity of fixed-rate term advances in excess of new advances, while the decrease in rate is due to the maturity of higher rate advances.

Net Interest Income

Net interest income totaled $12.6 million for the year ended December 31, 2014 an increase of $492,000, or 4.1%, compared to the year ended December 31, 2013. The increase in net interest income is due to a 2 bp increase in the interest rate spread to 3.19% at December 31, 2014 compared to 3.17% at December 31, 2013, partially offset by a $121,000 decrease in net interest-earning assets. The increase in the interest rate spread was due to a 9 bp decrease in rates paid on interest-bearing liabilities compared to a 7 bp decrease in yields earned on earning assets compared to the year ended December 31, 2013.

Provision for Losses on Loans

The Company recorded a provision for loan losses totaling $333,000 for the year ended December 31, 2014, compared to $220,000 for the year ended December 31, 2013. The increased provision is mainly due to an increase in general reserves required for certain loans that had previously been evaluated individually for impairment with no specific reserve required, an increase in nonperforming loans, and growth in the loan portfolio compared to December 31, 2013, partially offset by continued general improvement in economic and qualitative factors.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, and deposit service fees increased by $261,000, or 16.4%, to $1.9 million for the year ended December 31, 2014, from $1.6 million for the year ended December 31, 2013. The increase was primarily due to a $146,000 increase in gain on sale of loans, and an $118,000 increase in service fees, charges and other operating income. The increase in gain on sale of loans was primarily due to more favorable pricing on current year sales and an increase in mortgage servicing rights compared to the 2013 period. The increase in service fees, charges and other operating income was primarily due to an increase in fees from annuity sales and service charges on deposit accounts.

Noninterest Expense

Noninterest expense decreased by $139,000, or 1.3%, and totaled $10.6 million for the year ended December 31, 2014 compared to $10.8 million for the year ended December 31, 2013. This decrease includes a $134,000 decrease in franchise taxes, a $53,000 decrease in amortization of intangible assets, and a $65,000 decrease in other noninterest expense, partially offset by a $101,000 increase in salaries and employee benefits. The decrease in franchise taxes was primarily due to the State of Ohio’s newly enacted Financial Institutions Tax during the 2014 period, which resulted in lower taxes compared to the previous Ohio corporate franchise tax that was in place during the 2013 period. The decrease in amortization of intangible assets was due to a core deposit intangible becoming amortized to zero in the current year period compared to a scheduled amortization amount in the prior year period. The decrease in other noninterest expense includes declines in stationary printing and supplies, internet banking expense, dues and subscriptions, and repairs and maintenance on real estate owned, partially offset by an increase in legal fees related to problem loans compared to the prior year. The increase in salaries and employee benefits was primarily due to an increase in employee compensation expense, and the related payroll taxes and Company 401k match due to merit increases since the prior year period, partially offset by lower costs for both healthcare and post-retirement benefits.

Federal Income Taxes

Provision for Federal income taxes was $837,000 for the year ended December 31, 2014, reflecting an increase of $204,000 from the year ended December 31, 2013. This increase is primarily due to a $779,000 increase in pre-tax income. The difference in the effective tax rates of 24.1% and 23.5% for the years ended December 31, 2014 and 2013, respectively, from the 34% statutory rate was mainly due to the beneficial effects of tax-exempt income from the cash surrender value of life insurance and other tax-exempt obligations.

Average Balance sHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the years ended December 31,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$261,683	$11,408	4.36%	$251,156	$11,521	4.59%
Investment securities(2)	114,972	3,031	2.64%	112,989	2,658	2.35%
Interest-earning deposits(3)	13,291	192	1.44%	13,073	218	1.67%
Total interest-earning assets	389,946	14,631	3.75%	377,218	14,397	3.82%
Noninterest-earning assets	23,622			24,234
Total assets	$413,568			$401,452
Interest-bearing liabilities:
Deposits	$344,770	$1,574	0.46%	$328,601	$1,700	0.52%
Other short-term borrowings	6,309	9	0.15%	6,546	10	0.15%
Borrowings	18,586	480	2.58%	21,669	611	2.82%
Total interest-bearing liabilities	369,665	2,063	0.56%	356,816	2,321	0.65%
Noninterest-bearing liabilities	4,063			5,432
Total liabilities	373,728			362,248
Stockholders’ equity	39,840			39,204
Total liabilities and stockholders’ equity	$413,568			$401,452
Net interest income		$12,568			$12,076
Interest rate spread(4)			3.19%			3.17%
Net yield on interest-earning assets(5)			3.22%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.49%			105.72%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
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

	Year ended December 31, 2014 vs year ended December 31, 2013			Year ended December 31, 2013 vs year ended December 31, 2012
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total Increase (decrease)	Volume	Rate	Total Increase (decrease)
Interest Income attributable to:	(In thousands)
Loans receivable	$471	$(584)	$(113)	$737	$(1,044)	$(307)
Investment securities	47	326	373	(401)	(183)	(584)
Interest-bearing deposits	3	(29)	(26)	94	(109)	(15)
Total interest-earning assets	521	(287)	234	430	(1,336)	(906)

Interest expense attributable to:
Deposits	80	(206)	(126)	8	(426)	(418)
Other short-term borrowings	(1)	—	(1)	—	—	—
Federal Home Loan Bank borrowings	(82)	(49)	(131)	(69)	10	(59)
Total interest-bearing liabilities	(3)	(255)	(258)	(61)	(416)	(477)
Increase (decrease) in net interest income	$524	$(32)	$492	$491	$(920)	$(429)

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Liquid assets outstanding at December 31, 2014 and December 31, 2013, totaled $119.8 million and $117.0 million, respectively. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires liquidity beyond its ability to generate funds internally at a reasonable cost, borrowing agreements are in place with the FHLB and the Federal Reserve Bank of Cleveland, which provide additional sources of short and long term funding. As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At December 31, 2014, the Company had $16.5 million in outstanding advances from the FHLB, offset with a prepayment penalty of $62,000 due to the restructuring of three FHLB advances as described above. At December 31, 2014, the Company had additional borrowing capacity from the FHLB totaling $90.1 million based on the Bank’s one-to-four family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multi-family loans. The Bank also has pledged $23.4 million to secure a line of credit with the Federal Reserve Bank of $23.3 million which is in place to provide a backup, short-term source of liquidity. The Bank has the ability to pledge remaining market value of investment and mortgage-backed securities of $59.7 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB. The Bank had no outstanding balances with the Federal Reserve Bank of Cleveland at December 31, 2014 or December 31, 2013.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$60	$72	$26	$—	$158
Advances from the Federal Home Loan Bank	7,500	9,000	—	—	16,500
Other short-term borrowings	7,000	—	—	—	7,000
Certificates of deposit maturities	68,444	34,906	14,320	10,109	127,779
Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	157	—	—	—	157
Credit card/overdraft lines of credit	8,732	—	—	—	8,732
Home equity/commercial lines of credit	35,150	—	—	—	35,150
One-to-four family and multi-family loans	5,843	—	—	—	5,843
Total contractual obligations	$132,886	$43,978	$14,346	$10,109	$201,319

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

Presented below, as of December 31, 2014 and 2013, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

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

As of December 31, 2014
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
Change in Interest Rates (Basis Points)	$ Amount	$ Change	% Change	NPV Value	Basis Point Change
	(In thousands)
+300 bp	$52,638	$(19,573)	(27)%	13.54%	(333)
+200 bp	58,492	(13,719)	(19)%	14.55%	(232)
+100 bp	66,489	(5,722)	(8)%	16.02%	(85)
0 bp	72,211	—	—	16.87%	—
-100 bp	64,486	(7,725)	(11)%	14.72%	(215)

As of December 31, 2013
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
Change in Interest Rates (Basis Points)	$ Amount	$ Change	% Change	NPV Value	Basis Point Change
	(In thousands)
+300 bp	$51,487	$(25,992)	(34)%	13.69%	(490)
+200 bp	58,467	(19,012)	(25)%	15.00%	(359)
+100 bp	67,044	(10,435)	(13)%	16.61%	(198)
0 bp	77,479	—	—	18.59%	—
-100 bp	73,499	(3,980)	(5)%	17.18%	(141)

The Company attempts to reduce its exposure to interest rate risk generally by better matching the repricing characteristics of its interest rate sensitive assets and liabilities over a range of interest rate scenarios. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost-effective, long-term retail time deposits or the use of long-term FHLB advances and wholesale market certificates of deposits. However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed-rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the year ended December 31, 2014. Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term time deposits. The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

ITEM 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wayne Savings Bancshares, Inc.

Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 20, 2015

Wayne Savings Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share data)

	2014	2013

Assets
Cash and due from banks	$6,200	$7,751
Interest-bearing deposits	4,583	5,630
Cash and cash equivalents	10,783	13,381

Available-for-sale securities	108,969	103,625
Held-to-maturity securities	6,989	6,623
Loans, net of allowance for loan losses of $2,769 and $2,819 at December 31, 2014 and 2013, respectively	265,609	261,130
Premises and equipment	6,829	6,692
Federal Home Loan Bank stock	4,226	5,025
Foreclosed assets held for sale, net	179	—
Accrued interest receivable	1,154	1,184
Bank-owned life insurance	9,282	9,006
Goodwill	1,719	1,719
Other intangible assets	—	38
Other assets	1,631	1,810
Prepaid federal income taxes	343	60
Total assets	$417,713	$410,293

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$91,921	$85,952
Savings and money market	129,222	121,140
Time	127,779	130,479
Total deposits	348,922	337,571
Other short-term borrowings	7,000	7,212
Federal Home Loan Bank advances	16,438	22,336
Interest payable and other liabilities	4,678	4,257
Deferred federal income taxes	673	365
Total liabilities	377,711	371,741
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	35,995	35,976
Retained earnings	20,403	18,743
Shares acquired by ESOP	(416)	(492)
Accumulated other comprehensive income	220	65
Treasury stock, at cost: Common: 1,171,892 and 1,135,292 shares at December 31, 2014 and 2013, respectively	(16,598)	(16,138)
Total stockholders’ equity	40,002	38,552
Total liabilities and stockholders’ equity	$417,713	$410,293

See Notes to Consolidated Financial Statements 53

Wayne Savings Bancshares, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2014 and 2013

(In thousands, except per share data)

	2014	2013
Interest and Dividend Income
Loans	$11,408	$11,521
Securities	3,031	2,658
Dividends on Federal Home Loan Bank stock and other	192	218
Total interest and dividend income	14,631	14,397

Interest Expense
Deposits	1,574	1,700
Other short-term borrowings	9	10
Federal Home Loan Bank advances	480	611
Total interest expense	2,063	2,321

Net Interest Income	12,568	12,076
Provision for Loan Losses	333	220
Net Interest Income After Provision for Loan Losses	12,235	11,856
Noninterest Income
Gain on loan sales	251	105
Earnings on bank-owned life insurance	293	296
Service fees, charges and other operating	1,308	1,190
Total noninterest income	1,852	1,591
Noninterest Expense
Salaries and employee benefits	6,147	6,046
Net occupancy and equipment expense	1,948	1,948
Federal deposit insurance premiums	272	273
Franchise taxes	256	390
Provision for impairment on foreclosed assets held for sale	28	26
Loss (gain) on sale of foreclosed assets held for sale	2	(5)
Loss on disposal of office premises and equipment	4	—
Amortization of intangible assets	38	91
Other	1,924	1,989
Total noninterest expense	10,619	10,758
Income Before Federal Income Taxes	3,468	2,689
Provision for Federal Income Taxes	837	633
Net Income	$2,631	$2,056
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $373 and ($919) for 2014 and 2013 respectively	725	(1,784)
Change in split-dollar life insurance policy unrecognized net loss	(186)	188
Change in defined benefit plan unrecognized net (loss) gain , net of taxes of ($213) and $128 for 2014 and 2013 respectively	(413)	249
Amortization of net loss included in net periodic pension cost, net of taxes of $15 and $37 for 2014 and 2013 respectively	29	72
Other comprehensive income (loss)	155	(1,275)
Total comprehensive income	$2,786	$781
Basic Earnings Per Share	$0.95	$0.72
Diluted Earnings Per Share	$0.95	$0.72
See Notes to Consolidated Financial Statements 54

Wayne Savings Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Acquired by ESOP	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2012	$398	$35,975	$17,567	$(572)	$1,340	$(14,923)	$39,785
Net Income	—	—	2,056	—	—	—	2,056
Other comprehensive loss	—	—	—	—	(1,275)	—	(1,275)
Purchase Treasury Shares – at cost	—	—	—	—	—	(1,215)	(1,215)
Cash dividends - $0.31 per share	—	—	(880)	—	—	—	(880)
Amortization of expense related to ESOP	—	1	—	80	—	—	81
Balance, December 31, 2013	398	35,976	18,743	(492)	65	(16,138)	38,552
Net Income	—	—	2,631	—		—	2,631
Other comprehensive income	—	—	—	—	155	—	155
Purchase Treasury Shares – at cost	—	—	—	—		(460)	(460)
Cash dividends - $0.35 per share	—	—	(971)	—		—	(971)
Amortization of expense related to ESOP	—	19	—	76		—	95
Balance, December 31, 2014	$398	$35,995	$20,403	$(416)	$220	$(16,598)	$40,002
See Notes to Consolidated Financial Statements 55

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

(In thousands)

	2014	2013
Operating Activities
Net income	$2,631	$2,056
Items not requiring (providing) cash
Depreciation and amortization	573	589
Provision for loan losses	333	220
Amortization of premiums and discounts on securities	1,194	1,684
Amortization of mortgage servicing rights	38	48
Amortization of deferred loan origination fees	(99)	(100)
Amortization of intangible asset	38	90
Deferred income taxes	(65)	(9)
Net gains on sale of loans	(251)	(105)
Proceeds from sale of loans in the secondary market	6,846	7,440
Origination of loans for sale in the secondary market	(6,595)	(7,335)
Amortization expense of stock benefit plan	95	81
Provision for impairment on foreclosed assets held for sale	28	26
Loss (gain)on sale of foreclosed assets held for sale	2	(5)
Loss on sale of premises and equipment	4	—
Increase in value of bank-owned life insurance	(276)	(283)
Changes in
Accrued interest receivable	30	44
Prepaid federal deposit insurance premiums	—	535
Other assets	(142)	204
Interest payable and other liabilities	(203)	(237)
Net cash provided by operating activities	4,181	4,943
Investing Activities
Purchases of available-for-sale securities	(29,582)	(33,628)
Purchase of held-to-maturity securities	(449)	(2,988)
Proceeds from maturities and paydowns of available-for-sale securities	24,162	37,151
Proceeds from maturities and paydowns of held-to-maturity securities	63	96
Proceeds from Federal Home Loan Bank Stock	799	—
Net change in loans	(5,043)	(13,451)
Purchase of premises and equipment	(721)	(193)
Proceeds from the sale of premises and equipment	7	—
Proceeds from the sale of foreclosed assets	120	347
Net cash used in investing activities	$(10,644)	$(12,666)

See Notes to Consolidated Financial Statements 56

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2014 and 2013

(In thousands)

	2014	2013
Financing Activities
Net change in deposits	$11,351	$9,834
Net change in other short-term borrowings	(212)	135
Proceeds from Federal Home Loan Bank advances	5,762	19,519
Repayments of Federal Home Loan Bank advances	(11,660)	(18,400)
Advances by borrowers for taxes and insurance	30	36
Dividends on common stock	(946)	(860)
Treasury stock purchases	(460)	(1,215)
Net cash provided in financing activities	3,865	9,049
(Decrease) increase in Cash and Cash Equivalents	(2,598)	1,326
Cash and Cash equivalents, Beginning of period	13,381	12,055

Cash and Cash equivalents, End of period	$10,783	$13,381
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,084	$2,304

Federal income taxes paid	$900	$450

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$330	$50

Recognition of mortgage servicing rights	$99	$74

Dividends payable	$252	$227

See Notes to Consolidated Financial Statements 57

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill and pension and other retirement benefit plans. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013,

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

noninterest-bearing transaction accounts were subject to the $250,000 limit on FDIC insurance per covered institution. The expiration of the FDIC insurance program of all noninterest-bearing transaction accounts did not have a material impact on the Bank.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At December 31, 2014 and 2013, the Company did not have any loans held for sale.

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The required investment in the common stock is based on a predetermined formula. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. At December 31, 2014, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(936)
Total	$1,719	$1,757
61

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The Company recorded amortization relative to intangible assets totaling $38,000 for the year ending December 31, 2014 and $91,000 for the year ending December 31, 2013. The decrease in amortization of intangible assets was due to a core deposit intangible becoming amortized to zero in the current year period compared to a scheduled amortization amount in the prior year period. Such amortization is derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. During fiscal 2012, the Company changed the date of its annual goodwill impairment test from March 31 to November 30. Management believes the accounting change is preferable in the circumstances because it incorporates more current market and other information to produce a goodwill impairment analysis that will provide timely and accurate information to the shareholders and other users of the Company’s financial statements. The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

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

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment, if necessary, is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

measurement of impairment. Changes in valuation allowances are reported in the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to tax authorities for years before 2011.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, if any, and are determined using the treasury stock method.

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

Advertising

Advertising costs are expensed as incurred. The Company’s advertising expense totaled $189,000 for the year period ended December 31, 2014 and $205,000 for year ended December 31, 2013.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2014 financial statement presentation. These reclassifications had no effect on net income.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

The Company is required to maintain reserve funds in cash, and or, on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014, was $2.2 million.

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2014:
U.S. government agencies	$126	$—	$—	$126
Mortgage-backed securities of government-sponsored entities	87,284	1,202	273	88,213
Private-label collateralized mortgage obligations	491	11	—	502
State and political subdivisions	19,174	992	38	20,128
Totals	$107,075	$2,205	$311	$108,969

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2013:
U.S. government agencies	$137	$—	$—	$137
Mortgage-backed securities of government-sponsored entities	79,901	1,177	721	80,357
Private-label collateralized mortgage obligations	675	29	—	704
State and political subdivisions	22,116	547	236	22,427
Totals	$102,829	$1,753	$957	$103,625

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2014:
U.S. government agencies	$100	$—	$—	$100
Mortgage-backed securities of government-sponsored entities	1,332	22	—	1,354
State and political subdivisions	5,557	7	181	5,383
Totals	$6,989	$29	$181	$6,837

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2013:
U.S. government agencies	$109	$—	$—	$109
Mortgage-backed securities of government-sponsored entities	1,390	11	21	1,380
State and political subdivisions	5,124	—	492	4,632
Totals	$6,623	$11	$513	$6,121

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
One to five years	$5,132	$5,368	$—	$—
Five to ten years	2,676	2,752	3,052	2,995
After ten years	11,492	12,134	2,605	2,488
	19,300	20,254	5,657	5,483

Mortgage-backed securities of government-sponsored entities	87,284	88,213	1,332	1,354
Private-label collateralized mortgage obligations	491	502	—	—

Totals	$107,075	$108,969	$6,989	$6,837
66

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The carrying value of securities pledged as collateral, to secure public deposits, customer repurchase agreements and for other purposes, was $57.5 million and $62.0 million at December 31, 2014 and 2013, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2014 and 2013 was $42.9 million and $51.5 million, which represented approximately 38% and 47%, respectively, of the Company’s aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at December 31, 2014.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government-sponsored entities	$22,443	$118	$13,947	$155	$36,390	$273
State and political subdivisions	1,082	3	5,421	216	6,503	219
Total temporarily impaired securities	$23,525	$121	$19,368	$371	$42,893	$492

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government-sponsored entities	$36,004	$575	$5,330	$167	$41,334	$742
State and political subdivisions	8,639	555	1,519	173	10,158	728
Total temporarily impaired securities	$44,643	$1,130	$6,849	$340	$51,492	$1,470

The unrealized losses on the Company’s investments in mortgage-backed securities of government-sponsored entities and municipal securities were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2014	2013
	(In thousands)
One-to-four family residential	$169,676	$166,728
Multi-family residential	12,203	14,011
Construction	2,922	4,951
Nonresidential real estate and land	71,795	67,133
Commercial	16,275	14,915
Consumer and other	2,311	1,110
	275,182	268,848
Less:
Undisbursed portion of loans in process	6,121	4,217
Deferred loan origination fees	683	682
Allowance for loans losses	2,769	2,819
Total loans	$265,609	$261,130
69

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2014 and 2013:

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$2,819
Provision charged to expense	546	(397)	182	2	333
Losses charged off	(38)	(261)	(112)	—	(411)
Recoveries	8	17	2	1	28
Ending balance	$1,533	$885	$343	$8	$2,769
Allowance Balances:
Individually evaluated for impairment	$653	$18	$145	$—	$816
Collectively evaluated for impairment	$880	$867	$198	$8	$1,953
Loan Balances:
Ending balance:	$169,676	$86,920	$16,275	$2,311	$275,182
Individually evaluated for impairment	$3,279	$18	$145	$—	$3,442
Collectively evaluated for impairment	$166,397	$86,902	$16,130	$2,311	$271,740

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,122	$1,925	$275	$6	$3,328
Provision charged to expense	15	222	(6)	(11)	220
Losses charged off	(130)	(621)	—	(2)	(753)
Recoveries	10	—	2	12	24
Ending balance	$1,017	$1,526	$271	$5	$2,819
Allowance Balances:
Individually evaluated for impairment	$226	$618	$65	$—	$909
Collectively evaluated for impairment	$791	$908	$206	$5	$1,910
Loan Balances:
Ending balance:	$166,728	$86,095	$14,915	$1,110	$268,848
Individually evaluated for impairment	$6,411	$3,661	$142	$—	$10,214
Collectively evaluated for impairment	$160,317	$82,434	$14,773	$1,110	$258,634
72

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2014 and 2013:

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$160,190	$84,168	$15,812	$2,311
Special Mention (Risk 5)	2,015	851	318	—
Substandard (Risk 6)	7,471	1,901	145	—
Total	$169,676	$86,920	$16,275	$2,311

December 31, 2013	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$158,518	$81,362	$14,328	$1,108
Special Mention (Risk 5)	419	1,587	445	—
Substandard (Risk 6)	7,791	3,146	142	2
Total	$166,728	$86,095	$14,915	$1,110

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

The following tables present the Bank’s loan portfolio aging analysis as of December 31, 2014 and 2013:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$466	$297	$1,575	$2,338	$167,338	$169,676	$—
All other mortgage loans	—	198	152	350	86,570	86,920	—
Commercial business loans	—	—	59	59	16,216	16,275	—
Consumer loans	—	—	—	—	2,311	2,311	—
Total	$466	$495	$1,786	$2,747	$272,435	$275,182	$—

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$679	$228	$624	$1,531	$165,197	$166,728	$—
All other mortgage loans	150	64	811	1,025	85,070	86,095	—
Commercial business loans	—	—	—	—	14,915	14,915	—
Consumer loans	79	—	—	79	1,031	1,110	—
Total	$908	$292	$1,435	$2,635	$266,213	$268,848	$—

Non-accrual loans were comprised of the following at December 31, 2014 and 2013:

Non-accrual loans	2014	2013
	(In thousands)
One-to-four family residential loans	$2,740	$1,851
Nonresidential real estate loans	350	1,045
All other mortgage loans	—	—
Commercial business loans	96	2
Consumer loans	—	—
Total	$3,186	$2,898
74

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2014, the Company had $3.7 million of residential mortgages, $123,000 of nonresidential mortgages and land loans and $270,000 of commercial loans that were modified in troubled debt restructurings. Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $3.5 million in residential mortgage loans, nonresidential real estate and land loans of $123,000 and commercial loans of $270,000 at December 31, 2014.

The following tables present impaired loans as of and for the years ended December 31, 2014 and 2013:

December 31, 2014	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,108	$1,108	$—	$3,220	$44
All other mortgage loans	—	—	—	1,097	—
Commercial business loans	—	—	—	19	—

Loans with a specific valuation allowance
One-to-four family residential loans	2,171	2,171	653	1,499	56
All other mortgage loans	18	18	18	477	1
Commercial business loans	145	145	145	166	2

Total:
One-to-four family residential loans	$3,279	$3,279	$653	$4,719	$100
All other mortgage loans	18	18	18	1,574	1
Commercial business loans	145	145	145	185	2
	$3,442	$3,442	$816	$6,478	$103
75

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

December 31, 2013	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$5,569	$5,569	$—	$5,698	$236
All other mortgage loans	2,051	2,051	—	2,244	104
Commercial business loans	77	77	—	81	3

Loans with a specific valuation allowance
One-to-four family residential loans	842	842	226	1,153	29
All other mortgage loans	1,610	2,076	618	2,368	49
Commercial business loans	65	65	65	74	3

Total:
One-to-four family residential loans	$6,411	$6,411	$226	$6,851	$265
All other mortgage loans	3,661	4,127	618	4,612	153
Commercial business loans	142	142	65	155	6
	$10,214	$10,680	$909	$11,618	$424

The following tables present information regarding newly classified troubled debt restructurings by class for the years ended December 31, 2014 and 2013.

Troubled Debt Restructurings	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
	(dollars in thousands)
December 31, 2014
All other mortgage loans	2	$1,057	$1,090

December 31, 2013
One-to-four family residential loans	6	$909	$933
All other mortgage loans	1	576	576

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

All the above TDR classifications occurred as concessions were granted to borrowers experiencing financial difficulties. These concessions may include a reduction in the stated rate, an interest rate that is below market interest rates for similar debt, an extension of the maturity date or delaying principal payments through interest only payments. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the year ended December 31, 2014 or the year ended December 31, 2013. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

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

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Land and improvements	$1,799	$1,799
Office buildings and improvements	8,024	8,024
Furniture, fixtures and equipment	4,469	3,843
Leasehold improvements	350	350
	14,642	14,016
Less accumulated depreciation	7,813	7,324
Total	$6,829	$6,692

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained. Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $33.4 million and $29.9 million at December 31, 2014 and 2013, respectively. Contractually specified servicing fees, late fees and ancillary fees of approximately $40,000 and $27,000 are included in loan servicing fees in the income statement at December 31, 2014 and 2013, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $391,000 and $307,000 at December 31, 2014 and 2013, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Carrying amount, beginning of period	$271	$245
Additions
Servicing obligations that result from transfers of financial assets	99	74
Subtractions
Amortization	38	48
	$332	$271

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of period	$344	$304
Fair value, end of period	$367	$344

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $19.5 million at December 31, 2014, and $22.5 million at December 31, 2013.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

At December 31, 2014, the scheduled maturities of time deposits are as follows:

Due during the year ending December 31,	(In thousands)

2015	$68,444
2016	16,345
2017	18,561
2018	10,365
2019	3,955
Thereafter	10,109
$127,779

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at December 31, 2014 and 2013:

	2014	2013
	(In thousands)

Other Short-term borrowings	$7,000	$7,212

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by available-for-sale securities and such collateral is held by the Bank. The maximum amount of outstanding agreements at any month end during the years ended December 31, 2014 and 2013 totaled $7.0 million and $8.4 million, respectively, and the average daily balance totaled $6.3 million and $6.5 million for years ended December 31, 2014 and 2013, respectively. The agreements at December 31, 2014, mature daily.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
Note 9:	Federal Home Loan Bank Advances

At December 31, 2014, advances from the Federal Home Loan Bank were as follows:

Interest Rate Range	Maturing year ending December 31,	Amount
		(In thousands)
2.23% - 2.49%	2015	$7,500
1.21%	2016	3,000
0.97% - 1.42%	2017	6,000
		$16,500

The Federal Home Loan Bank advances are secured by mortgage loans totaling $122.4 million at December 31, 2014.

At December 31, 2014, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended December 31,	(In thousands)

2015	$7,500
2016	3,000
2017	6,000
16,500
Deferred prepayment penalty, net of amortization	(62)
$16,438

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. During the quarter ended December 31, 2010, the Company prepaid $8.5 million of Federal Home Loan Bank advances which resulted in a prepayment penalty of $526,000. The Company replaced these advances with lower rate advances of $8.5 million whose present value, based on a discount rate equal to the cost of funds rate of the original advances, was not substantially different than the value of the original advances immediately prior to prepayment. As such, the Company was required to defer the $526,000 penalty over the life of the new advances. As of December 31, 2014, the Bank had $62,000 in unamortized prepayment penalties.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Additionally, as a member of the Federal Home Loan Bank system at December 31, 2014, the Bank had the ability to obtain up to $90.1 million in additional borrowings. Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio. The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At December 31, 2014, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $23.3 million, none of which was drawn. The Bank had approximately $23.4 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:	Income Taxes

The provision for income taxes includes the following components at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Taxes currently payable	$902	$642
Deferred income taxes	(65)	(9)
Income tax expense	$837	$633

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2014	2013
	(In thousands)
Computed at the statutory rate (34%)	$1,179	$914
Increase (decrease) resulting from
Tax-exempt interest	(277)	(254)
Earnings on bank-owned life insurance	(82)	(36)
Other	17	9
Actual tax expense	$837	$633

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were as follows:

	2014	2013
	(In thousands)
Deferred tax assets
Deferred loan origination fees	$232	$232
Allowance for loan losses	941	959
Real estate owned valuation	—	7
Pension adjustment	405	207
Reserve for uncollected interest	175	135
Benefit plan expenses	178	196
AMT credit carryover and low income housing credit	—	156
Total deferred tax assets	1,931	1,892

Deferred tax liabilities
Prepaid pension	(190)	(154)
Federal Home Loan Bank stock dividends	(1,023)	(1,217)
Book/tax depreciation differences	(517)	(398)
Financed loan fees	(117)	(111)
Unrealized gains on securities available-or-sale	(644)	(271)
Mortgage servicing rights	(113)	(93)
Purchase price adjustments – net	—	(13)
Total deferred tax liabilities	(2,604)	(2,257)
Net deferred tax liability	$(673)	$(365)

Prior to fiscal 1997, the Company was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of December 31, 2014. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at December 31, 2014.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
Note 11:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity as of December 31, are as follows:

	2014	2013
	(In thousands)
Gross unrealized gain on securities available-for-sale	$1,894	$796
Gross unrealized loss for unfunded status of split-dollar life insurance plan liability (tax free)	(244)	(58)
Gross unrealized loss for unfunded status of defined benefit plan liability	(1,191)	(609)
	459	129
Tax effect	(239)	(64)
Net-of-tax amount	$220	$65

Note 12:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

As of December 31, 2014, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2014 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Tier I Capital to average assets	$36,834	8.8%	$16,694	4.0%	$20,868	5.0%
Tier I Capital to risk-weighted assets	36,834	14.1%	10,439	4.0%	15,658	6.0%
Total Risk-based capital to risk- weighted assets	39,603	15.2%	20,878	8.0%	26,097	10.0%

As of December 31, 2013
Tier I Capital to average assets	$35,065	8.6%	$16,372	4.0%	$20,465	5.0%
Tier I Capital to risk-weighted assets	35,065	14.2%	9,866	4.0%	14,798	6.0%
Total Risk-based capital to risk- weighted assets	37,884	15.4%	19,731	8.0%	24,664	10.0%

Note 13:	Related Party Transactions

At December 31, 2014 and 2013, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Such loans are summarized below.

	2014	2013
	(In thousands)
Aggregate balance – Beginning of period	$222	$2,419
New loans	186	—
Repayments and reclassifications	(8)	(2,197)
Aggregate balance – End of period	$400	$222

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The loan reclassification during 2013 included the death of a director. The loan continues to be outstanding and performing.

Deposits from related parties held by the Bank at December 31, 2014 and 2013, totaled $302,000 and $300,000, respectively.

The Bank paid legal fees to a law firm of which a director of the Company is a member. The amounts paid totaled approximately $9,000 and $12,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through fiscal 2020 and payments totaling approximately $10,000 for fiscal 2015. Rental expense for this lease was $28,000 for both years ended December 31, 2014 and December 31, 2013, respectively.

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

The Company expects to contribute approximately $181,000 to the plan in fiscal 2015.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2014	2013
	(In thousands)
Change in benefit obligation
Beginning of year	$1,588	$1,912
Interest cost	78	77
Actuarial (gain) loss	614	(258)
Benefits paid	(38)	(34)
Settlements	(21)	(109)
End of year	2,221	1,588

Change in fair value of plan assets
Beginning of year	1,431	1,192
Actuarial return on plan assets	80	192
Employer contribution	138	190
Benefits paid	(38)	(34)
Settlements	(21)	(109)
End of year	1,590	1,431
Funded status at end of year	$(631)	$(157)
85

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of the following at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Net loss	$(1,191)	$(609)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $105,000.

The accumulated benefit obligation for the defined benefit pension plan was $2.2 million and $1.6 million at December 31, 2014 and 2013, respectively.

	2014	2013
	(In thousands)
Components of net periodic benefit cost
Internal cost	$77	$77
Expected return on plan assets	(90)	(73)
Settlement charge	—	31
Amortization of net loss	44	78
Net periodic benefit cost	$31	$113

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities. The target asset allocation percentages for 2014 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%
86

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

At December 31, 2014 and 2013, the fair value of plan assets as a percentage of the total was invested in the following:

	2014	2013
Equity Securities	67%	64%
Debt securities	32%	31%
Cash and cash equivalents	1%	5%
	100%	100%

Benefit payments expected to be paid from the plan as of December 31, 2014 are as follows:

(In thousands)
2015	$66
2016	74
2017	82
2018	93
2019	109
Thereafter	612
$1,036

Significant assumptions include the following as of December 31, 2014 and 2013:

	Pension Benefits
	2014	2013
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.95%	4.95%
Rate of compensation increase (frozen)	N/A	N/A
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.95%	4.05%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

87

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The fair value of the Company’s pension plan assets, and the related investment references, at December 31, 2014, and 2013 by asset category are as follows:

December 31, 2014		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds-Equity	(In thousands)
Large Cap Value (a)	$103	$103	$—	$—
Large Cap Core (b)	139	139	—	—
Mid Cap Core (c)	131	131	—	—
Small-Cap Core (d)	63	63	—	—
Int’l Core (e)	264	264	—	—
Large Cap Growth (f)	202	202	—	—
Small/Midcap Growth (g)	57	57	—	—
Mutual funds-Fixed Income
Fixed Income-US Core (h)	172	172	—	—
Intermediate Duration (i)	341	341	—	—
Common/Collective Trusts- Equity
Large Cap Value (j)	96	—	96	—
Cash
Money Market	22	22	—	—
Total	$1,590	$1,494	$96	$—
(a)	This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(b)	This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(c)	This category contains stocks of the MSCI U.S. Mid Cap 450 Index. The stocks are maintained in approximately the same weightings as the index.
(d)	This category consists of 400 or more small and micro-cap companies, with as much as 25% invested in non-U.S. equities.
(e)	This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed emerging countries.
(f)	This category consists of two mutual funds, one which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.
(g)	This category seeks capital appreciation through investments in common stock of small-capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.
(h)	This category consists of a passively managed portfolio modeled after the Barclays Capital US Aggregate Float Adjusted Index. The fund invests in Treasury, Agency, corporate, mortgage-backed and asset-backed securities, maintaining a dollar-weighted maturity ranging between 5 and 10 years.
(i)	This category consists of a pair of mutual funds which invest in diversified portfolios of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.
(j)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
88

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
December 31, 2013		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Large Cap Value (a)	$84	$84	$—	$—
Large Cap Core (b)	112	112	—	—
Mid Cap Core (c)	105	105	—	—
Small-Cap Core (d)	53	53	—	—
Int’l Core (e)	253	253	—	—
Large Cap Growth (f)	169	169	—	—
Small/Midcap Growth (g)	52	52	—	—
Mutual funds-Fixed Income
Fixed Income-US Core (h)	149	149	—	—
Intermediate Duration (i)	297	297	—	—
Common/Collective Trusts- Equity
Large Cap Value (j)	84	—	84	—
Cash
Money Market	73	73	—	—
Total	$1,431	$1,347	$84	$—
(a)	This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(b)	This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(c)	This category contains stocks of the MSCI U.S. Mid Cap 450 Index. The stocks are maintained in approximately the same weightings as the index.
(d)	This category consists of 400 or more small and micro-cap companies, with as much as 25% invested in non-U.S. equities.
(e)	This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed emerging countries.
(f)	This category consists of two mutual funds, one which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.
(g)	This category seeks capital appreciation through investments in common stock of small-capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.
(h)	This category consists of a passively managed portfolio modeled after the Barclays Capital US Aggregate Float Adjusted Index. The fund invests in Treasury, Agency, corporate, mortgage-backed and asset-backed securities, maintaining a dollar-weighted maturity ranging between 5 and 10 years.
(i)	This category consists of a pair of mutual funds which invest in diversified portfolios of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.
(j)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
89

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2014	2013
	(In thousands)
Change in benefit obligation
Beginning of year	$681	$693
Service cost	41	24
Interest cost	33	32
Loss/(Gain)	163	(53)
Benefits Paid	(17)	(15)
End of year	$901	$681

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2014	2013
	(In thousands)
Prior service cost	$—	$(14)
Net loss(gain)	244	(44)

The accumulated benefit obligation for the split-dollar benefit plan was $901,000 and $681,000 at December 31, 2014 and 2013, respectively.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

The estimated net loss for the split-dollar plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $112,000.

	2014	2013
	(In thousands)
Components of net periodic benefit cost
Service cost	$41	$24
Interest cost	33	32
(Gain)/Loss recognized	(37)	121
Prior service cost	14	14
Net periodic benefit cost	$51	$191

The retiree accrued liability expected to be reversed from the plan as of December 31, 2014 is as follows:

(In thousands)
2015	$23
2016	25
2017	28
2018	30
2019	33
Thereafter	241
$380

Significant assumptions for the split-dollar plan liability include the following as of December 31, 2014 and 2013:

	2014	2013
Weighted-average assumptions used to determine benefit cost obligation:
Discount rate	3.95%	4.95%
Rate of compensation increase	1.50%	1.50%
Weighted-average assumptions used to determine benefit cost:
Discount rate	3.95%	6.00%
Rate of compensation increase	1.50%	1.50%

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

ESOP expense for the years ended December 31, 2014 and December 31, 2013, was $112,000 and $99,000, respectively.

Share information for the ESOP is as follows at December 31, 2014 and 2013:

	2014	2013
Allocated shares	121,675	114,040
Unearned shares	41,590	49,225
Total ESOP shares	163,265	163,265

Fair value of unearned shares at end of period	$557,306	$536,060

At December 31, 2014, the fair value of the 121,675 allocated shares held by the ESOP was approximately $1.6 million.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees. The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions. Expense related to the 401(k) plan totaled $161,000 and $149,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
Note 15:	Stock Option Plan

During fiscal year 2004, the Company adopted a Stock Option Plan that provided for the issuance of 142,857 incentive options and 61,224 non-incentive options with respect to authorized common stock. At December 31, 2013, all options under the 2004 Plan were expired. The Company recognized compensation expense related to stock option awards based on the fair value of the option award at the grant date. Compensation cost was recognized over the vesting period. There were no options granted during the years ended December 31, 2014 and 2013. There was no compensation expense recognized for the stock option plan during the years ended December 31, 2014 and 2013, as all options were fully vested prior to these periods. As of December 31, 2014 and 2013, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost was recognized in fiscal year ended March 31, 2005 when the Company accelerated full vesting of all the stock options at that time.

Note 16:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2014
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,631
Basic and Diluted earnings per share
Income available to common stockholders		2,780,166	$0.95
Income available to common stockholders and assumed conversions	$2,631	2,780,166	$0.95

	Year Ended December 31, 2013
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,056
Basic and Diluted earnings per share
Income available to common stockholders		2,854,362	$0.72
Income available to common stockholders and assumed conversions	$2,056	2,854,362	$0.72
93

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

There were no dilutive securities or stock options outstanding at December 31, 2014 or December 31, 2013.

Note 17:	Disclosures about Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and December 31, 2013:

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
U.S. government agencies	$126	$—	$126	$—
Mortgage-backed securities of government-sponsored entities	88,213	—	88,213	—
Private-label collateralized mortgage obligations	502	—	502	—
State and political subdivisions	20,128	—	20,128	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
U.S. government agencies	$137	$—	$137	$—
Mortgage-backed securities of government-sponsored entities	80,357	—	80,357	—
Private-label collateralized mortgage obligations	704	—	704	—
State and political subdivisions	22,427	—	22,427	—

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the office of the Chief Financial Officer. Appraisals are reviewed for accuracy and consistency by the office of the Chief Financial Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the office of the Chief Financial Officer by comparison to historical results.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of real estate are obtained when the real estate is acquired and subsequently as deemed necessary by the office of the Chief Financial Officer. Appraisals are reviewed for accuracy and consistency by the Bank. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and December 31, 2013.

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Collateral-dependent impaired loans	$634	$—	$—	$634
Foreclosed assets	59	—	—	59

December 31, 2013
Collateral-dependent impaired loans	$289	$—	$—	$289

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2014 and December 31, 2013, in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted- Average
December 31, 2014
Collateral-dependent impaired loans	$634	Market Comparable Properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	59	Estimated Selling Price	Selling Costs	10%

December 31, 2013
Collateral-dependent impaired loans	$289	Present value of cash flows	Discount Rate	6.22%

There were no changes in the inputs or methodologies used to determine fair value at December 31, 2014 as compared to December 31, 2013.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$10,783	$10,783	$—	$—
Held-to-maturity securities	6,989	—	6,837	—
Loans, net of allowance for loan losses	265,609	—	—	274,443
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,154	—	1,154	—

Financial liabilities
Deposits	348,922	34,403	294,365	—
Other short-term borrowings	7,000	—	7,000	—
Federal Home Loan Bank advances	16,438	—	16,572	—
Advances from borrowers for taxes and insurance	1,135	—	1,135	—
Interest payable	47	—	47	—

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Financial assets
Cash and cash equivalents	$13,381	$13,381	$—	$—
Held-to-maturity securities	6,623	—	6,121
Loans, net of allowance for loan losses	261,130	—	—	266,530
Federal Home Loan Bank stock	5,025	—	5,025	—
Interest receivable	1,184	—	1,184	—

Financial liabilities
Deposits	337,571	30,145	275,357	—
Other short-term borrowings	7,212	—	7,212	—
Federal Home Loan Bank advances	22,336	—	22,801	—
Advances from borrowers for taxes and insurance	1,105	—	1,105	—
Interest payable	68	—	68	—

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at December 31, 2014 and 2013.

Note 18:	Commitments and Credit Risk

Total commercial and commercial real estate loans made up 36% of the loan portfolio for both years ended December 31, 2014 and December 31, 2013, with most of these loans secured by commercial real estate and business assets mainly located in Ohio. Installment loans account for approximately 1% of the loan portfolio for both years ended December 31, 2014 and 2013. These loans are secured by consumer assets including automobiles, which account for 30% and 31%, respectively, of the installment loan portfolio. Real estate loans comprise 63% and 64% of the loan portfolio at December 31, 2014 and 2013, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks as of both years ended December 31, 2014 and 2013, is $2.9 million of uninsured deposits in the form of branch cash on hand.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

At December 31, 2014 and 2013, the Company had outstanding commitments to originate fixed-rate loans aggregating approximately $734,000 and $458,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year. Total mortgage loans in the process of origination amounted to approximately $1.1 million and $1.5 million at December 31, 2014 and 2013, respectively.

The Company had undisbursed amounts of nonresidential real estate and land of $4.1 million at December 31, 2014. The Company had undisbursed amounts of nonresidential real estate and land of $1.1 million and commercial loans of $15,000 at December 31, 2013.

At December 31, 2014, the Company had $8.0 million of unused extensions of credit related to the Bank’s overdraft program, compared to $320,000 at December 31, 2013.

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

The Company had outstanding standby letters of credit totaling $157,000 at December 31, 2014, and $207,000 at December 31, 2013, with terms not exceeding eleven months. At both December 31, 2014 and 2013, the Company had no deferred revenue under standby letter of credit agreements.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

At December 31, 2014, the Company had granted unused lines of credit to borrowers aggregating approximately $16.6 million and $18.6 million for commercial lines and open-end consumer lines, respectively. At December 31, 2013, unused lines of credit to borrowers aggregated approximately $13.2 million for commercial lines and $17.9 million for open-end consumer lines, respectively.

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

Fiscal year ended	(In thousands)

2015	$60
2016	41
2017	31
2018	26
Total	$158

The Company incurred rental expense under operating leases totaling approximately $60,000 for the years ended December 31, 2014 and December 31, 2013.

There were no other material commitments or contingencies at December 31, 2014.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Note 19:	Recent Accounting Developments

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

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

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

FASB ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: the loan has a government guarantee that is not separable from the loan before foreclosure, at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and at the time of foreclosure, any amount of the claim that is determined on the fair basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this this update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period for adoption. Prior periods should not be adjusted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued in August 2014. The amendments in this update provide guidance in Generally Accepted Accounting Principles (GAAP) about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued in January, 2015. This update eliminates from Generally Accepted Accounting Principles the concept of extraordinary items, which required that an entity separately classify, present and disclose extraordinary events and transactions. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction is extraordinary. It will also alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators will no longer need to evaluate whether the preparer treated an unusual item appropriately. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at December 31, 2014 and 2013:

Condensed Balance Sheets

	2014	2013
	(In thousands)
Assets
Cash and due from banks	$705	$1,064
Notes receivable from the Bank	525	607
Investment in the Bank	38,806	36,913
Prepaid expenses and other assets	254	228
Total assets	$40,290	$38,812

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$288	$260

Stockholders’ equity
Common stock and additional paid-in capital	36,393	36,374
Retained earnings	20,403	18,743
Shares acquired by ESOP	(416)	(492)
Treasury stock – at cost	(16,598)	(16,138)
Accumulated other comprehensive income	220	65
Total stockholders’ equity	40,002	38,552

Total liabilities and stockholders’ equity	$40,290	$38,812

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Condensed Statements of Income and Comprehensive Income

	2014	2013
	(In thousands)
Operating Income
Interest income	$36	$41
Dividends from the Bank	1,168	2,138
Total operating income	1,204	2,179

Noninterest Expense	276	323

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	928	1,856

Federal Income Tax Benefits	(78)	(96)
Income before equity in undistributed income of the Bank	1,006	1,952

Equity in undistributed
income of the Bank	1,625	104

Net Income	$2,631	$2,056

Total Comprehensive income	$2,786	$781
107

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

Condensed Statements of Cash Flows

	2014	2013
	(In thousands)
Operating Activities
Net income	$2,631	$2,056
Items not requiring (providing) cash
Equity in undistributed net income of the Bank	(1,625)	(104)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(44)	(25)
Accrued expenses and other liabilities	3	18
Net cash provided by operating activities	965	1,945

Investing Activities
Repayment of ESOP loan	82	81
Net cash provided by investing activities	82	81

Financing Activities
Payment of dividends on common stock	(946)	(860)
Purchase of treasury stock	(460)	(1,215)
Net cash used in financing activities	(1,406)	(2,075)

Net Change in Cash and Cash Equivalents	(359)	(49)

Cash and Cash Equivalents at Beginning of Period	1,064	1,113

Cash and Cash Equivalents at End of Period	$705	$1,064

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013
Note 21:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended December 31, 2014 and December 31, 2013:

	Three months Ended
Year Ended December 2014:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,721	$3,712	$3,598	$3,600
Total interest expense	542	530	500	491
Net interest income	3,179	3,182	3,098	3,109
Provision for loan losses	8	79	195	51
Noninterest income	365	480	523	484
Noninterest expense	2,645	2,649	2,642	2,683
Income before income taxes	891	934	784	859
Federal income tax expense	221	234	177	205
Net income	$670	$700	$607	$654
Earnings per share
Basic	$0.24	$0.25	$0.22	$0.24
Diluted	$0.24	$0.25	$0.22	$0.24

Table of Contents Wayne Savings Bancshares, Inc. Notes to Consolidated Financial Statements December 31, 2014 and 2013

	Three months Ended
Year Ended December 2013:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,599	$3,534	$3,561	$3,703
Total interest expense	589	587	575	570
Net interest income	3,010	2,947	2,986	3,133
Provision (credit) for loan losses	(141)	10	76	275
Noninterest income	387	398	394	417
Noninterest expense	2,730	2,663	2,645	2,725
Income before income taxes	808	672	659	550
Federal income tax expense	230	181	151	71
Net income	$578	$491	$508	$479
Earnings per share
Basic	$0.20	$0.17	$0.18	$0.17
Diluted	$0.20	$0.17	$0.18	$0.17

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2014.

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

/s/ H. Stewart Fitz Gibbon III	/s/ Myron Swartzentruber
H. Stewart Fitz Gibbon III	Myron Swartzentruber
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 20, 2015	March 20, 2015

ITEM 9B.     Other Information

Not Applicable

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 28, 2015, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about April 27, 2015.

Incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. Upon receipt of a written request we will furnish without charge to any shareholder a copy of the Code of Conduct and Ethics. Such written requests should be directed to Ms. Brittany Hartzler, Secretary, Wayne Savings Bancshares, Inc., 151 North Market Street, Wooster, Ohio 44691.

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

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents have been filed under “Item 8, Financial Statement and Supplementary Data” of this Form 10-K.

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
10.2 *

Employment Agreement between Wayne Savings Community Bank and H. Stewart Fitz Gibbon III dated November 3, 2014 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K Current Report filed with the SEC on November 26, 2014 (SEC file number 0-23433))

10.3	[reserved]

10.4 *

Amended and Restated Employment Agreement between Wayne Savings Community Bank and Joel D. Beckler dated November 20, 2012 (incorporated herein by reference to Exhibit 10.6 of the Form 8-K Current Report filed with the SEC on November 21, 2012 (SEC file number 0-23433))

10.5 *

Amended and Restated 2003 Stock Option Plan (incorporated herein by reference to Appendix C of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed with the SEC on June 24, 2004 (SEC file number 0-23433))

10.6 *

Indemnification Agreement with directors and executive officers (filed herewith) (the form of Indemnification Agreement included herewith as Exhibit 10.6 has been entered into by the Registrant with directors, and with Senior Vice President and Senior Loan Officer Joel D.

Beckler)

10.7 *	Group Term Carve-Out Plan for Senior Vice President and Above Agreement (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q filed with the SEC on May 10, 2013 (SEC file number 0-23433))
10.8 *	Summary of Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q filed with the SEC on May 10, 2013 (SEC file number 0-23433))
21.0	Subsidiaries of Registrant (included in Item 1 – "Business" and incorporated herein by reference)
23.0	Consent of BKD, LLP (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer (filed herewith)

Exhibit Number	Description (and location)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer (filed herewith)
32.0	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)
101	Interactive financial data (XBRL) (furnished herewith)

*	management contract or compensatory plan or arrangement

115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: March 20, 2015	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/H. Stewart Fitz Gibbon III	By:	/s/Myron Swartzentruber
	H. Stewart Fitz Gibbon III, President		Myron Swartzentruber, Senior Vice
	and Chief Executive Officer and Director		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)

Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Chair

Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/Jonathan Ciccotelli	By:	/s/David L. Lehman
	Jonathan Ciccotelli, Director		David L Lehman, Director

Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/Glenn W. Miller	By:	/s/Debra A. Marthey
	Glenn W. Miller, Director		Debra A. Marthey, Director

Date:	March 20, 2015	Date:	March 20, 2015

