Form 10-Q
period 2015-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2015-05-08
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐                No  ☒

As of April 30, 2015, the latest practicable date, 2,806,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$7,846	$6,200
Interest-bearing deposits	4,254	4,583
Cash and cash equivalents	12,100	10,783

Available-for-sale securities	104,336	108,969
Held-to-maturity securities	8,274	6,989
Loans, net of allowance for loan losses of $2,349 and $2,769 at March 31, 2015 and December 31, 2014, respectively	268,233	265,609
Premises and equipment	6,726	6,829
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	120	179
Accrued interest receivable	1,331	1,154
Bank-owned life insurance	9,349	9,282
Goodwill	1,719	1,719
Other assets	1,924	1,631
Prepaid federal income taxes	406	343
Total assets	$418,744	$417,713

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$90,947	$91,921
Savings and money market	131,141	129,222
Time	127,795	127,779
Total deposits	349,883	348,922
Other short-term borrowings	7,076	7,000
Federal Home Loan Bank advances	16,459	16,438
Interest payable and other liabilities	4,045	4,678
Deferred federal income taxes	916	673
Total liabilities	378,379	377,711
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,001	35,995
Retained earnings	20,594	20,403
Shares acquired by ESOP	(398)	(416)
Accumulated other comprehensive income	368	220
Treasury stock, at cost: Common: 1,171,892 shares at both March 31, 2015 and December 31, 2014.	(16,598)	(16,598)
Total stockholders’ equity	40,365	40,002
Total liabilities and stockholders’ equity	$418,744	$417,713

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and Dividend Income
Loans	$2,810	$2,890
Securities	704	780
Dividends on Federal Home Loan Bank stock and other	44	51
Total interest and dividend income	3,558	3,721

Interest Expense
Deposits	392	395
Other short-term borrowings	2	2
Federal Home Loan Bank advances	92	145
Total interest expense	486	542

Net Interest Income	3,072	3,179
Provision for Loan Losses	233	8
Net Interest Income After Provision for Loan Losses	2,839	3,171
Noninterest Income
Gain on loan sales	47	25
Earnings on bank-owned life insurance	72	71
Service fees, charges and other operating	312	269
Total noninterest income	431	365
Noninterest Expense
Salaries and employee benefits	1,575	1,493
Net occupancy and equipment expense	487	511
Federal deposit insurance premiums	60	63
Franchise taxes	66	64
Loss on sale of foreclosed assets held for sale	15	—
Loss (gain) on sale of premises and equipment	2	(6)
Amortization of intangible assets	—	23
Other	498	497
Total noninterest expense	2,703	2,645
Income Before Federal Income Taxes	567	891
Provision for Federal Income Taxes	127	221
Net Income	$440	$670
Other comprehensive income:
Unrealized gains on available-for-sale securities	224	542
Tax expense	(76)	(184)
Other comprehensive income	148	358
Total comprehensive income	$588	$1,028
Basic Earnings Per Share	$0.16	$0.24
Diluted Earnings Per Share	$0.16	$0.24
Dividends Per Share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$440	$670
Items not requiring (providing) cash
Depreciation and amortization	140	146
Provision for loan losses	233	8
Amortization of premiums and discounts on securities	329	266
Amortization of mortgage servicing rights	8	12
Amortization of deferred loan origination fees	(17)	(22)
Amortization of intangible asset	—	23
Increase in value of bank-owned life insurance	(67)	(67)
Amortization expense of stock benefit plan	24	22
Loss on sale of foreclosed assets held for sale	15	—
Loss (gain) on sale of premises and equipment	2	(6)
Net gain on sale of loans	(47)	(25)
Proceeds from sale of loans in the secondary market	1,425	611
Origination of loans for sale in the secondary market	(1,378)	(586)
Deferred income taxes	167	(24)
Changes in
Accrued interest receivable	(177)	(235)
Other assets	(364)	(28)
Interest payable and other liabilities	(188)	(453)
Net cash provided by operating activities	545	312
Investing Activities
Purchases of available-for-sale securities	(1,927)	(6,411)
Purchase of held-to-maturity securities	(1,306)	—
Proceeds from maturities and paydowns of available-for-sale securities	6,461	4,982
Proceeds from maturities and paydowns of held-to-maturity securities	15	19
Proceeds from Federal Home Loan Bank stock redemption	—	799
Net change in loans	(2,840)	(1,418)
Purchase of premises and equipment	(39)	(90)
Proceeds from the sale of premises and equipment	—	6
Proceeds from the sale of foreclosed assets	44	—
Net cash provided (used) in investing activities	$408	$(2,113)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Financing Activities
Net change in deposits	$961	$613
Net change in other short-term borrowings	76	(1,394)
Proceeds from Federal Home Loan Bank advances	21	2,280
Repayments of Federal Home Loan Bank advances	—	(2,250)
Advances by borrowers for taxes and insurance	(445)	(433)
Dividends on common stock	(249)	(222)
Treasury stock purchases	—	(56)
Net cash provided (used) in financing activities	364	(1,462)
Change in Cash and Cash Equivalents	1,317	(3,263)
Cash and Cash Equivalents, Beginning of period	10,783	13,381

Cash and Cash Equivalents, End of period	$12,100	$10,118
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$468	$518

Federal income taxes paid	$—	$200

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Recognition of mortgage servicing rights	$21	$9

Dividends payable	$253	$227

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
March 31, 2015:
U.S. government agencies	$123	$—	$—	$123
Mortgage-backed securities of government sponsored entities	83,437	1,305	168	84,574
Private-label collateralized mortgage obligations	445	9	—	454
State and political subdivisions	18,213	986	14	19,185
Totals	$102,218	$2,300	$182	$104,336

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2014:
U.S. government agencies	$126	$—	$—	$126
Mortgage-backed securities of government sponsored entities	87,284	1,202	273	88,213
Private-label collateralized mortgage obligations	491	11	—	502
State and political subdivisions	19,174	992	38	20,128
Totals	$107,075	$2,205	$311	$108,969

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2015:
U.S. government agencies	$98	$—	$—	$98
Mortgage-backed securities of government sponsored entities	1,318	30	—	1,348
State and political subdivisions	6,858	33	110	6,781
Totals	$8,274	$63	$110	$8,227

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2014:
U.S. government agencies	$100	$—	$—	$100
Mortgage-backed securities of government sponsored entities	1,332	22	—	1,354
State and political subdivisions	5,557	7	181	5,383
Totals	$6,989	$29	$181	$6,837

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,236	$6,600	$—	$—
Five to ten years	1,354	1,421	3,050	3,063
After ten years	10,746	11,287	3,906	3,816
	18,336	19,308	6,956	6,879

Mortgage-backed securities of government sponsored entities	83,437	84,574	1,318	1,348
Private-label collateralized mortgage obligations	445	454	—	—
Totals	$102,218	$104,336	$8,274	$8,227

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $60.5 million and $57.5 million at March 31, 2015 and December 31, 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2015 and December 31, 2014, was $32.2 million and $42.9 million, which represented approximately 29% and 38%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at March 31, 2015.

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	March 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$14,987	$103	$11,749	$65	$26,736	$168
State and political subdivisions	2,926	35	2,563	89	5,489	124
Total temporarily impaired securities	$17,913	$138	$14,312	$154	$32,225	$292

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$22,443	$118	$13,947	$155	$36,390	$273
State and political subdivisions	1,082	3	5,421	216	6,503	219
Total temporarily impaired securities	$23,525	$121	$19,368	$371	$42,893	$492

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014:

Three months ended March 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$2,769
Provision charged to expense	30	170	37	(4)	233
Losses charged off	(654)	—	—	—	(654)
Recoveries	1	—	—	—	1
Ending balance	$910	$1,055	$380	$4	$2,349

Three months ended March 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$2,819
Provision charged to expense	(135)	127	17	(1)	8
Losses charged off	—	(260)	—	—	(260)
Recoveries	7	—	—	—	7
Ending balance	$889	$1,393	$288	$4	$2,574
13

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of March 31, 2015 and December 31, 2014:

March 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$102	$17	$126	$—	$245
Collectively evaluated for impairment	808	1,038	254	4	2,104
Total allowance for loan losses	$910	$1,055	$380	$4	$2,349

Loan Balances:
Ending balance:
Individually evaluated for impairment	$2,997	$1,077	$126	$—	$4,200
Collectively evaluated for impairment	164,664	88,741	17,273	1,771	272,449
Total balance	$167,661	$89,818	$17,399	$1,771	$276,649
14

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$653	$18	$145	$—	$816
Collectively evaluated for impairment	880	867	198	8	1,953
Total allowance for loan losses	$1,533	$885	$343	$8	$2,769

Loan Balances:
Ending balance:
Individually evaluated for impairment	$3,279	$18	$145	$—	$3,442
Collectively evaluated for impairment	166,397	86,902	16,130	2,311	271,740
Total balance	$169,676	$86,920	$16,275	$2,311	$275,182

Total loans in the above tables do not include deferred loan origination fees of $677 and $683 or loans in process of $5.4 million and $6.1 million, respectively, for March 31, 2015 and December 31, 2014.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2015 and December 31, 2014:

March 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$159,171	$86,515	$16,981	$1,771
Special Mention (Risk 5)	1,207	1,412	144	—
Substandard (Risk 6)	7,283	1,891	274	—
Total	$167,661	$89,818	$17,399	$1,771

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$160,190	$84,168	$15,812	$2,311
Special Mention (Risk 5)	2,015	851	318	—
Substandard (Risk 6)	7,471	1,901	145	—
Total	$169,676	$86,920	$16,275	$2,311
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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for March 31, 2015 and December 31, 2014:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$1,055	$281	$972	$2,308	$165,353	$167,661	$—
All other mortgage loans	—	—	352	352	89,466	89,818	—
Commercial business loans	2	—	45	47	17,352	17,399	—
Consumer loans	1	—	—	1	1,770	1,771	—
Total	$1,058	$281	$1,369	$2,708	$273,941	$276,649	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$466	$297	$1,575	$2,338	$167,338	$169,676	$—
All other mortgage loans	—	198	152	350	86,570	86,920	—
Commercial business loans	—	—	59	59	16,216	16,275	—
Consumer loans	—	—	—	—	2,311	2,311	—
Total	$466	$495	$1,786	$2,747	$272,435	$275,182	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	March 31, 2015	December 31, 2014
	(In thousands)
One-to-four family residential loans	$2,113	$2,740
Nonresidential real estate loans	352	350
Commercial business loans	81	96
Total	$2,546	$3,186

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at March 31, 2015 and December 31, 2014 in combination with activity for the three months ended March 31, 2015 and 2014 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
	As of March 31, 2015			Three months ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$2,112	$2,607	$—	$1,610	$12
All other mortgage loans	1,060	1,060	—	530	18
Commercial business loans	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	885	885	102	1,528	12
All other mortgage loans	17	17	17	18	—
Commercial business loans	126	126	126	136	1

Total:
One-to-four family residential loans	$2,997	$3,492	$102	$3,138	$24
All other mortgage loans	1,077	1,077	17	548	18
Commercial business loans	126	126	126	136	1
	$4,200	$4,695	$245	$3,822	$43

	As of December 31, 2014			Three months ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,108	$1,108	$—	$5,583	$64
All other mortgage loans	—	—	—	2,039	20
Commercial business loans	—	—	—	77	1

Loans with a specific valuation allowance
One-to-four family residential loans	2,171	2,171	653	782	9
All other mortgage loans	18	18	18	1,477	14
Commercial business loans	145	145	145	63	1

Total:
One-to-four family residential loans	$3,279	$3,279	$653	$6,365	$73
All other mortgage loans	18	18	18	3,516	34
Commercial business loans	145	145	145	140	2
	$3,442	$3,442	$909	$10,021	$109

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were no TDR classifications that occurred in the 2015 quarter-to-date period. The TDR classification that occurred in the 2014 quarter-to-date period included an extension of the maturity date. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three month periods ended March 31, 2015 and 2014. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date
Troubled Debt Restructurings	Number of loans	Pre-modification Recorded Principal Balance	Post-modification Recorded Principal Balance
	(dollars in thousands)
March 31, 2014
All other mortgage loans	1	$261	$261

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$120	$179

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$159	$24

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 5:	Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(974)
Total	$1,719	$1,719

The Company did not record any amortization related to intangible assets during the three months ended March 31, 2015, as the intangible asset was amortized to zero at May 31, 2014. The Company recorded amortization totaling $23,000 for the three months ended March 31, 2014. Such amortization was derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at November 30, 2014 indicated there was no impairment in the carrying value of these assets.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 6:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at March 31, 2015 or March 31, 2014.

The computations are as follows:

	Three months ended March 31,
	2015	2014
Weighted-average common shares outstanding (basic and diluted)	2,765,249	2,793,103

Note 7:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital to average assets, of Tier 1 Common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of March 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

As of March 31, 2015, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2015 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Tier I Capital to average assets	$37,063	8.9%	$16,602	4.0%	$20,752	5.0%
Tier 1 Common equity capital to risk- weighted assets	37,063	14.2%	11,766	4.5%	16,995	6.5%
Tier I Capital to risk-weighted assets	37,063	14.2%	15,688	6.0%	20,917	8.0%
Total Risk-based capital to risk-weighted assets	39,412	15.1%	20,917	8.0%	26,146	10.0%

As of December 31, 2014
Tier I Capital to average assets	$36,834	8.8%	$16,694	4.0%	$20,868	5.0%
Tier I Capital to risk-weighted assets	36,834	14.1%	10,439	4.0%	15,658	6.0%
Total Risk-based capital to risk- weighted assets	39,603	15.2%	20,878	8.0%	26,097	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2015 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income
	(In thousands)
March 31, 2015	$2,118	$(244)	$(1,191)	$(315)	$368

December 31, 2014	$1,894	$(244)	$(1,191)	$(239)	$220

There were no amounts reclassified out of accumulated other comprehensive income during the three months ended March 31, 2015 or 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
U.S. government agencies	$123	$—	$123	$—
Mortgage-backed securities of government sponsored entities	84,574	—	84,574	—
Private-label collateralized mortgage obligations	454	—	454	—
State and political subdivisions	19,185	—	19,185	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
U.S. government agencies	$126	$—	$126	$—
Mortgage-backed securities of government sponsored entities	88,213	—	88,213	—
Private-label collateralized mortgage obligations	502	—	502	—
State and political subdivisions	20,128	—	20,128	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Collateral-dependent impaired loans	$613	$—	$—	$613

December 31, 2014
Collateral-dependent impaired loans	$634	$—	$—	$634
Foreclosed assets	59	—	—	59

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2015
Collateral-dependent impaired loans	$613	Market Comparable Properties, less delinquent real estate taxes	Selling and fixed costs	10%

December 31, 2014
Collateral-dependent impaired loans	$634	Market Comparable properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	59	Estimated Selling Price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2015 as compared to December 31, 2014.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Financial assets
Cash and cash equivalents	$12,100	$12,100	$—	$—
Held-to-maturity securities	8,274	—	8,227	—
Loans, net of allowance for loan losses	268,233	—	—	278,305
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,331	—	1,331	—

Financial liabilities

Deposits	349,883	34,003	297,985	—
Other short-term borrowings	7,076	—	7,076	—
Federal Home Loan Bank advances	16,459	—	16,574	—
Advances from borrowers for taxes and insurance	690	—	690	—
Interest payable	65	—	65	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$10,783	$10,783	$—	$—
Held-to-maturity securities	6,989	—	6,837
Loans, net of allowance for loan losses	265,609	—	—	274,443
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,154	—	1,154	—

Financial liabilities

Deposits	348,922	34,403	294,365	—
Other short-term borrowings	7,000	—	7,000	—
Federal Home Loan Bank advances	16,438	—	16,572	—
Advances from borrowers for taxes and insurance	1,135	—	1,135	—
Interest payable	47	—	47	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2015 and December 31, 2014.

Note 10:	Recent Accounting Developments

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, was issued in April, 2015. The amendments in this Update require that debt issuance costs related to a recognized debit liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued, and the amendments in this Update should be applied retrospectively. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2015-04, Compensation – Retirement Benefits (Subtopic 715), Practical Expedient for the Measurement of an Employer’s Defined Benefit Obligation and Plan Assets, was issued in April, 2015. A reporting entity with a fiscal year-end that does not coincide with a month-end may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other post-retirement benefit. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early application is permitted, and the amendments in this Update should be applied retrospectively. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	Continued enhancement of balance sheet assets to increase higher yielding, on a risk adjusted basis, commercial and consumer loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued transition from a transaction oriented thrift culture to a relationship-oriented commercial bank culture through new position descriptions, activity goals, performance reviews and compensation structures consistent with regulatory guidance. In addition, turnover in the existing staff is being used as an opportunity to recruit experienced talent to further change the culture of the organization. Management continues to analyze the staffing levels where decreased customer volume may not warrant continued operations.

•	Continued progress on technology upgrades begun in 2014 and scheduled through 2016 to facilitate more efficient customer service and operations.

•	Continued focus on enterprise risk management and regulatory compliance. The focus of the ERM program is to ensure the identification, measurement and management of risks, and the pricing of risk to produce acceptable returns to shareholders. As part of ERM and coordinated with internal audit, regulatory compliance is a particular area of attention to facilitate the continued generation of returns to shareholders while avoiding the costs of remedial actions for compliance deficiencies commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

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

Discussion of Financial Condition Changes from December 31, 2014 to March 31, 2015

At March 31, 2015, the Company had total assets of $418.7 million, an increase of $1.0 million, from total assets at December 31, 2014. The increase in total assets includes a $1.3 million increase in cash and cash equivalents and a $2.6 million increase in net loans, partially offset by a $3.3 million decrease in securities balances compared to December 31, 2014.

Total securities decreased $3.3 million to $112.6 million at March 31, 2015, compared to $115.9 million at December 31, 2014. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $6.5 million and amortization of premiums of $329,000 partially offset by purchases totaling $3.2 million and a $224,000 increase in unrealized gains on available-for-sale securities during the three months ended March 31, 2015.

Net loans receivable increased $2.6 million at March 31, 2015 compared to December 31, 2014. The Bank originated $11.9 million of loans, received payments of $8.3 million, and originated and sold $1.4 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period, and a $420,000 decrease in the allowance for loan losses. The decrease in the allowance for loan losses was due to charge-offs totaling $654,000 related to nonperforming loans during the current year quarter. These charge-offs included loans that management had evaluated individually for impairment in prior periods and had specific reserves totaling $474,000 at December 31, 2014. The increased charge-offs above the previously recorded level of specific reserves was due to both updated real estate appraisals and delinquent property tax information. Specific reserves are charged off, in whole or in part, as the probability of loss becomes more likely, or reversed if the borrowers financial condition and or collateral values improve to a level where the specific reserve is no longer needed.

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

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	March 31, 2015		December 31, 2014
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$167,661	60.60%	$169,676	61.67%
Residential construction loans	2,410	0.87%	2,922	1.06%
Multi-family residential	12,004	4.34%	12,203	4.43%
Nonresidential real estate/land(2)	75,404	27.26%	71,795	26.09%
Total mortgage loans	257,479	93.07%	256,596	93.25%
Other loans:
Consumer loans(3)	1,771	0.64%	2,311	0.84%
Commercial business loans	17,399	6.29%	16,275	5.91%
Total other loans	19,170	6.93%	18,586	6.75%
Total loans before net items	276,649	100.00%	275,182	100.00%
Less:
Loans in process	5,390		6,121
Deferred loan origination fees	677		683
Allowance for loan losses	2,349		2,769
Total loans receivable, net	$268,233		$265,609

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.9 million at March 31, 2015 and $14.7 million at December 31, 2014. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes land loans of $3.2 million at March 31, 2015 and $2.9 million for December 31, 2014.
(3)	Includes second mortgage loans of $323 at March 31, 2015 and $415 at December 31, 2014.
35

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosed assets held for sale totaled $120,000 at March 31, 2015, a decrease of $59,000, compared to $179,000 at December 31, 2014. The decrease in foreclosed assets during the current year quarter was due to the sale of a residential property that was previously maintained in foreclosed assets held for sale, resulting in a loss of $15,000. There was no related activity in the prior year quarter. Total impaired assets were $4.3 million, or 1.03% of total assets at March 31, 2015, compared to $3.6 million, or 0.87% of total assets December 31, 2014.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2014. Management believes that there were no interim impairment indicators that would require another evaluation at March 31, 2015.

Deposits totaled $349.9 million at March 31, 2015, an increase of $961,000 from $348.9 million at December 31, 2014. This increase includes a $1.9 million increase in savings and money market balances and a $16,000 increase in time deposits, partially offset by a $974,000 decrease in demand deposits. The increase in savings and money market balances is due to our customers’ preference to maintain liquid deposits, rather than invest in low yielding fixed-rate term certificates, in order to take advantage of future rate increases. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, increased by $76,000 and totaled $7.1 million at March 31, 2015. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both March 31, 2015 and December 31, 2014.

Advances from the Federal Home Loan Bank (FHLB) totaled $16.5 million at March 31, 2015, and increased by $21,000 compared to December 31, 2014. The increase of $21,000 is related to the amortization of prepayment penalties. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 2.24% at March 31, 2015 compared to 2.58% at December 31, 2014.

Stockholders’ equity increased by $363,000 during the quarter ended March 31, 2015, primarily due to net income of $440,000 and a $148,000 increase in unrealized gains on available-for-sale securities, partially offset by dividends of $249,000.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General

Net income for the three months ended March 31, 2015, totaled $440,000, reflecting a decrease of $230,000, from $670,000 for the three month period ended March 31, 2014. The decrease in net income was primarily due to a decrease in net interest income and an increase in both the provision for loan losses and noninterest expense, partially offset by an increase in noninterest income and a decrease in the provision for federal income taxes.

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

	For the three months ended March 31,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$266,302	$2,810	4.22%	$261,588	$2,890	4.42%
Investment securities(2)	113,826	704	2.47%	112,902	780	2.76%
Interest-earning deposits(3)	12,627	44	1.39%	11,825	51	1.73%
Total interest-earning assets	392,755	3,558	3.62%	386,315	3,721	3.85%
Noninterest-earning assets	24,004			23,357
Total assets	$416,759			$409,672
Interest-bearing liabilities:
Deposits	$348,533	$392	0.45%	$337,397	$395	0.47%
Other short-term borrowings	6,944	2	0.12%	6,595	2	0.12%
Borrowings	16,448	92	2.24%	22,375	145	2.59%
Total interest-bearing liabilities	371,925	486	0.52%	366,367	542	0.59%
Noninterest-bearing liabilities	4,488			4,435
Total liabilities	376,413			370,802
Stockholders’ equity	40,346			38,870
Total liabilities and stockholders’ equity	$416,759			$409,672
Net interest income		$3,072			$3,179
Interest rate spread(4)			3.10%			3.26%
Net yield on interest-earning assets(5)			3.13%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.60%			105.44%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $163,000, and totaled $3.6 million for the three month period ended March 31, 2015, compared to $3.7 million for the three month period ended March 31, 2014. The decrease was primarily due to a 23 basis point decrease in the weighted-average yield on interest-earning assets from 3.85% in the 2014 period to 3.62% for the 2015 period. The decrease in the weighted-average yield was partially offset by a $6.5 million increase in the average balance of interest-earning assets from $386.3 million in the 2014 period to $392.8 million for the 2015 period.

Interest income on loans was $2.8 million for the three month period ended March 31, 2015, and decreased $80,000 compared to the three month period ended March 31, 2014. This decrease was primarily due to a 20 basis point decrease in the weighted-average yield from 4.42% for the three months ended March 31, 2014 to 4.22% for the three months ended March 31, 2015, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average yield was partially offset by a $4.7 million increase in the average balance of loans from $261.6 million in the 2014 period to $266.3 million for the 2015 period.

Interest income on securities decreased $76,000 during the three months ended March 31, 2015, compared to the same period in 2014. This decrease was due to a 29 basis point decrease in the weighted-average rate from 2.76% in the 2014 period to 2.47% for the 2015 period. This decrease in the weighted-average rate was partially offset by a $924,000 increase in the average balance. The decrease in yield was primarily due to an increase in prepayments causing an increase in premium amortization for the quarter, while the increase in the average balance was due to investing excess cash into the securities portfolio.

Dividends on Federal Home Loan Bank stock and other income decreased $7,000 for the three months ended March 31, 2015 compared to March 31, 2014. The decrease was due to a 34 basis point decrease in the weighted-average rate from 1.73% in the 2014 period to 1.39% in the 2015 period, partially offset by an $802,000 increase in the average balance.

Interest Expense

Interest expense totaled $486,000 for the three month period ended March 31, 2015, a decrease of $56,000, or 10.3%, from $542,000 for the three month period ended March 31, 2014. The decrease was due to a 7 basis point decrease in the weighted-average cost of funds from 0.59% in the 2014 period to 0.52% in the current year period, partially offset by a $5.5 million increase in the average balance of total interest-bearing liabilities from $366.4 million in the 2014 period to $371.9 million in the 2015 period.

Interest expense on deposits for the three month period ended March 31, 2015 totaled $392,000, a decrease of $3,000 from $395,000 for the same period in the previous year. The decrease was due to a 2 basis point decrease in the weighted-average cost of deposits, from 0.47% in the 2014 period to 0.45% for the 2015 period, partially offset by an $11.1 million increase in the average balance from $337.4 million in the 2014 period to $348.5 million in the 2015 period. The decrease in interest expense continues to slow as rates paid on deposit products reach floors generally established by local market competitors and overall market conditions and as pricing pressure in certain deposit product segments by certain local competitors has increased.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on other short-term borrowings totaled $2,000 for both of the three month periods ended March 31, 2015, and March 31, 2014. The weighted-average cost of short-term borrowings was 0.12% for both the 2014 and 2015 periods, while the average balance of short-term borrowings increased by $349,000. Interest expense on Federal Home Loan Bank advances totaled $92,000 for the three month period ended March 31, 2015, which decreased $53,000 from $145,000 in the 2014 period. The decrease was due to a 35 basis point decrease in the weighted-average cost from 2.59% in the 2014 period to 2.24% in the 2015 period, and a $5.9 million, or 26.5%, decrease in the average balance outstanding. The decrease in the weighted-cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not replacing the scheduled maturity of fixed-rate term advances.

Net Interest Income

Net interest income totaled $3.1 million for the three month period ended March 31, 2015, a decrease of $107,000, or 3.4%, from the three month period ended March 31, 2014. The decrease in net interest income was mainly due to a 16 basis point decrease in the net interest rate spread, from 3.26% at March 31, 2014 to 3.10% at March 31, 2015. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities. During the three months ended March 31, 2015, the yield on earning assets decreased 23 basis points, while the rate paid on interest-bearing liabilities decreased 7 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by a shift in the mix of earning assets from lower yielding securities into higher yielding loans. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $233,000 provision for loan losses for the three month period ended March 31, 2015, compared to a provision of $8,000 for the three month period ended March 31, 2014. The increase is primarily due to increased charge-offs, and increased loan growth compared to the prior year quarter. Charge-offs totaled $654,000 for the three months ended March 31, 2015, as previously discussed, and increased $394,000, compared to $260,000 for the 2014 quarter. During the three months ended March 31, 2015, gross loans increased by $2.2 million, compared to $1.2 million for the same period in 2014.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income totaled $431,000 for the three month ended March 31, 2015, an increase of $66,000, from $365,000 for the same period in 2014. The increase was primarily due to a $22,000 increase in gain on sale of residential mortgage loans, and a $43,000 increase in service fees, charges and other operating income. The increase in gain on sale of residential mortgage loans was primarily due to increased loan sales in the 2015 quarter compared to the 2014 quarter. The increase in service fees, charges and other operating income was primarily due to an increase in fees from service charges on deposit accounts

Noninterest Expense

Noninterest expense totaled $2.7 million for three month period ended March 31, 2015, an increase of $58,000 from $2.6 million for the three months ended March 31, 2014. This increase includes an $82,000 increase in salaries and employee benefits and a $15,000 increase in loss on sale of foreclosed assets held for sale, partially offset by a $24,000 decrease in occupancy and equipment expense, and a $23,000 decrease in amortization of intangible assets. The increase in salaries and employee benefits was primarily due to increased compensation as a result of merit increases and the addition of new positions, higher post-retirement benefit costs and education and training, partially offset by lower health care costs compared to the prior year quarter. The increase in the loss on foreclosed assets held for sale was due to a loss on the sale of a foreclosed property held for sale in the current year quarter, while there were no related sales in the prior year quarter. The decrease in occupancy and equipment expense was due to lower furniture, fixture and equipment expense and lower computer data expense compared to the prior year quarter. The decrease in amortization of intangible assets was due to a core deposit intangible becoming amortized to zero in May of 2014 resulting in a full quarter of scheduled amortization in the prior year quarter, compared to no amortization in the current year quarter.

Federal Income Taxes

Federal income tax expense totaled $127,000 for the three month period ended March 31, 2015, a decrease of $94,000 compared to $221,000 for three month period ended March 31, 2014. The decrease was primarily due to a $324,000 decrease in pretax income compared to the prior year period, partially offset by, a slight decrease in the effective tax rate. The effective tax rate in the current year quarter was 22.40% compared to 22.80% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for year ended December 31, 2014.

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

Date:	May 8, 2015	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date:	May 8, 2015	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

