Form 10-Q
period 2015-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2015-08-04
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐      No ☒

As of July 31, 2015, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$4,310	$6,200
Interest-bearing deposits	3,230	4,583
Cash and cash equivalents	7,540	10,783

Available-for-sale securities	106,374	108,969
Held-to-maturity securities	8,574	6,989
Loans, net of allowance for loan losses of $2,668 and $2,769 at June 30, 2015 and December 31, 2014, respectively	272,543	265,609
Premises and equipment	6,852	6,829
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	299	179
Accrued interest receivable	1,159	1,154
Bank-owned life insurance	9,416	9,282
Goodwill	1,719	1,719
Other assets	2,300	1,631
Prepaid federal income taxes	360	343
Total assets	$421,362	$417,713

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$94,426	$91,921
Savings and money market	131,704	129,222
Time	127,159	127,779
Total deposits	353,289	348,922
Other short-term borrowings	6,770	7,000
Federal Home Loan Bank advances	17,979	16,438
Interest payable and other liabilities	3,441	4,678
Deferred federal income taxes	450	673
Total liabilities	381,929	377,711
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,007	35,995
Retained earnings	20,591	20,403
Shares acquired by ESOP	(379)	(416)
Accumulated other comprehensive income (loss)	(248)	220
Treasury stock, at cost: Common: 1,196,892 shares at June 30, 2015 and 1,171,892 at December 31, 2014.	(16,936)	(16,598)
Total stockholders’ equity	39,433	40,002
Total liabilities and stockholders’ equity	$421,362	$417,713

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three and six months ended June 30, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans	$2,855	$2,879	$5,665	$5,769
Securities	688	783	1,392	1,563
Dividends on Federal Home Loan Bank stock and other	45	50	89	101
Total interest and dividend income	3,588	3,712	7,146	7,433

Interest Expense
Deposits	402	393	794	788
Other short-term borrowings	3	3	5	5
Federal Home Loan Bank advances	98	134	190	279
Total interest expense	503	530	989	1,072

Net Interest Income	3,085	3,182	6,157	6,361
Provision for Loan Losses	481	79	714	87
Net Interest Income After Provision for Loan Losses	2,604	3,103	5,443	6,274
Noninterest Income
Gain on loan sales	15	84	62	109
Earnings on bank-owned life insurance	73	73	145	144
Service fees, charges and other operating	355	323	667	592
Total noninterest income	443	480	874	845
Noninterest Expense
Salaries and employee benefits	1,584	1,525	3,159	3,018
Net occupancy and equipment expense	491	511	978	1,022
Federal deposit insurance premiums	68	68	128	131
Franchise taxes	67	65	133	129
Provision for impairment on foreclosed assets held for sale	9	—	9	—
Loss on sale of foreclosed assets held for sale	62	—	77	—
Loss (gain) on sale of premises and equipment	—	(1)	2	(7)
Amortization of intangible assets	—	15	—	38
Other	501	466	999	963
Total noninterest expense	2,782	2,649	5,485	5,294
Income Before Federal Income Taxes	265	934	832	1,825
Provision for Federal Income Taxes	22	234	149	455
Net Income	$243	$700	$683	$1,370
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(932)	435	(709)	977
Tax (expense) benefit	317	(148)	241	(332)
Other comprehensive income (loss)	(615)	287	(468)	645
Total comprehensive income (loss)	$(372)	$987	$215	$2,015
Basic Earnings Per Share	$0.09	$0.25	$0.25	$0.49
Diluted Earnings Per Share	$0.09	$0.25	$0.25	$0.49
Dividends Per Share	$0.09	$0.09	$0.18	$0.17

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$683	$1,370
Items not requiring (providing) cash
Depreciation and amortization	288	298
Provision for loan losses	714	87
Amortization of premiums and discounts on securities	673	545
Amortization of mortgage servicing rights	22	22
Amortization of deferred loan origination fees	(45)	(53)
Amortization of intangible asset	—	38
Increase in value of bank-owned life insurance	(134)	(136)
Amortization expense of stock benefit plan	49	46
Provision for impairment on foreclosed assets held for sale	9	—
Loss on sale of foreclosed assets held for sale	77	—
Loss (gain) on sale of premises and equipment	2	(7)
Net gain on sale of loans	(62)	(109)
Proceeds from sale of loans in the secondary market	1,964	2,796
Origination of loans for sale in the secondary market	(1,902)	(2,687)
Deferred income taxes	18	8
Changes in
Accrued interest receivable	(5)	(35)
Other assets	(708)	18
Interest payable and other liabilities	(293)	(617)
Net cash provided by operating activities	1,350	1,584
Investing Activities
Purchase of available-for-sale securities	(11,391)	(17,984)
Purchase of held-to-maturity securities	(1,637)	—
Proceeds from maturities and paydowns of available-for-sale securities	12,616	10,446
Proceeds from maturities and paydowns of held-to-maturity securities	40	33
Proceeds from Federal Home Loan Bank stock redemption	—	799
Net change in loans	(7,911)	959
Purchase of premises and equipment	(313)	(444)
Proceeds from the sale of premises and equipment	—	7
Proceeds from the sale of foreclosed assets	102	—
Net cash used in investing activities	$(8,494)	$(6,184)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Financing Activities
Net change in deposits	$4,367	$11,877
Net change in other short-term borrowings	(230)	(1,066)
Proceeds from Federal Home Loan Bank advances	7,341	2,719
Repayments of Federal Home Loan Bank advances	(5,800)	(8,660)
Advances by borrowers for taxes and insurance	(941)	(939)
Dividends on common stock	(498)	(474)
Treasury stock purchases	(338)	(147)
Net cash provided in financing activities	3,901	3,310
Change in Cash and Cash Equivalents	(3,243)	(1,290)
Cash and Cash Equivalents, Beginning of period	10,783	13,381

Cash and Cash Equivalents, End of period	$7,540	$12,091
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$990	$1,078

Federal income taxes paid	$100	$400

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$308	$81

Recognition of mortgage servicing rights	$29	$40

Dividends payable	$250	$255

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:  Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
June 30, 2015:
U.S. government agencies	$106	$—	$—	$106
Mortgage-backed securities of government sponsored entities	86,445	948	434	86,959
Private-label collateralized mortgage obligations	422	7	—	429
State and political subdivisions	18,216	719	55	18,880
Totals	$105,189	$1,674	$489	$106,374

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
December 31, 2014:
U.S. government agencies	$126	$—	$—	$126
Mortgage-backed securities of government sponsored entities	87,284	1,202	273	88,213
Private-label collateralized mortgage obligations	491	11	—	502
State and political subdivisions	19,174	992	38	20,128
Totals	$107,075	$2,205	$311	$108,969

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2015:
U.S. government agencies	$86	$—	$—	$86
Mortgage-backed securities of government sponsored entities	1,304	12	—	1,316
State and political subdivisions	7,184	9	274	6,919
Totals	$8,574	$21	$274	$8,321

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
December 31, 2014:
U.S. government agencies	$100	$—	$—	$100
Mortgage-backed securities of government sponsored entities	1,332	22	—	1,354
State and political subdivisions	5,557	7	181	5,383
Totals	$6,989	$29	$181	$6,837

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,243	$6,547	$—	$—
Five to ten years	1,366	1,408	3,403	3,363
After ten years	10,713	11,031	3,867	3,642
	18,322	18,986	7,270	7,005

Mortgage-backed securities of government sponsored entities	86,445	86,959	1,304	1,316
Private-label collateralized mortgage obligations	422	429	—	—
Totals	$105,189	$106,374	$8,574	$8,321

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $58.9 million and $57.5 million at June 30, 2015 and December 31, 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2015 and December 31, 2014, was $52.7 million and $42.9 million, which represented approximately 46% and 38%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at June 30, 2015.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value of the Company’s temporarily impaired investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$35,469	$265	$9,585	$169	$45,054	$434
Private-label collateralized mortgage obligations	—	—	—	—	—	—
State and political subdivisions	5,214	154	2,471	175	7,685	329
Total temporarily impaired securities	$40,683	$419	$12,056	$344	$52,739	$763

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$22,443	$118	$13,947	$155	$36,390	$273
State and political subdivisions	1,082	3	5,421	216	6,503	219
Total temporarily impaired securities	$23,525	$121	$19,368	$371	$42,893	$492

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014:

Three months ended June 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$910	$1,055	$380	$4	$—	$2,349
Provision charged to expense	367	109	(34)	1	38	481
Losses charged off	(205)	—	—	—		(205)
Recoveries	43	—	—	—	—	43
Ending balance	$1,115	$1,164	$346	$5	$38	$2,668

Three months ended June 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$889	$1,393	$288	$4	$—	$2,574
Provision charged to expense	63	(255)	271	—	—	79
Losses charged off	(11)	—	(112)	—	—	(123)
Recoveries	—	17	2	—	—	19
Ending balance	$941	$1,155	$449	$4	$—	$2,549
13

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$—	$2,769
Provision charged to expense	397	279	3	(3)	38	714
Losses charged off	(859)	—	—	—	—	(859)
Recoveries	44	—	—	—	—	44
Ending balance	$1,115	$1,164	$346	$5	$38	$2,668

Six months ended June 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$—	$2,819
Provision charged to expense	(72)	(128)	288	(1)	—	87
Losses charged off	(11)	(260)	(112)	—	—	(383)
Recoveries	7	17	2	—	—	26
Ending balance	$941	$1,155	$449	$4	$—	$2,549

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of June 30, 2015 and December 31, 2014:

June 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$146	$109	$123	$—	$—	$378
Collectively evaluated for impairment	969	1,055	223	5	38	2,290
Total allowance for loan losses	$1,115	$1,164	$346	$5	$38	$2,668

Loan Balances:
Ending balance:
Individually evaluated for impairment	$2,609	$1,215	$123	$—	$—	$3,947
Collectively evaluated for impairment	168,856	94,023	15,436	1,814	—	280,129
Total balance	$171,465	$95,238	$15,559	$1,814	$—	$284,076
14

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements
December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$653	$18	$145	$—	$—	$816
Collectively evaluated for impairment	880	867	198	8	—	1,953
Total allowance for loan losses	$1,533	$885	$343	$8	$—	$2,769

Loan Balances:
Ending balance:
Individually evaluated for impairment	$3,279	$18	$145	$—	$—	$3,442
Collectively evaluated for impairment	166,397	86,902	16,130	2,311	—	271,740
Total balance	$169,676	$86,920	$16,275	$2,311	$—	$275,182

Total loans in the above tables do not include deferred loan origination fees of $723 and $683 or loans in process of $8.1 million and $6.1 million, respectively, for June 30, 2015 and December 31, 2014.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014:

June 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$163,607	$91,865	$15,134	$1,814
Special Mention (Risk 5)	1,174	1,486	168	—
Substandard (Risk 6)	6,684	1,887	257	—
Total	$171,465	$95,238	$15,559	$1,814

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$160,190	$84,168	$15,812	$2,311
Special Mention (Risk 5)	2,015	851	318	—
Substandard (Risk 6)	7,471	1,901	145	—
Total	$169,676	$86,920	$16,275	$2,311

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2015 and December 31, 2014:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$79	$679	$531	$1,289	$170,176	$171,465	$—
All other mortgage loans	107	—	346	453	94,785	95,238	—
Commercial business loans	34	—	44	78	15,481	15,559	—
Consumer loans	—	—	—	—	1,814	1,814	—
Total	$220	$679	$921	$1,820	$282,256	$284,076	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$466	$297	$1,575	$2,338	$167,338	$169,676	$—
All other mortgage loans	—	198	152	350	86,570	86,920	—
Commercial business loans	—	—	59	59	16,216	16,275	—
Consumer loans	—	—	—	—	2,311	2,311	—
Total	$466	$495	$1,786	$2,747	$272,435	$275,182	$—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	June 30, 2015	December 31, 2014
	(In thousands)
One-to-four family residential loans	$1,449	$2,740
Nonresidential real estate loans	346	350
All other mortgage loans	—	—
Commercial business loans	81	96
Consumer loans	—	—
Total	$1,876	$3,186

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at June 30, 2015 and December 31, 2014 in combination with activity for the three and six months ended June 30, 2015 and 2014 is presented below:

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of June 30, 2015			Three months ended June 30, 2015		Six months ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,475	$1,475	$—	$1,794	$13	$1,565	$25
All other mortgage loans	1,066	1,066	—	1,063	18	709	36
Commercial business loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,134	1,134	146	1,010	12	1,397	25
All other mortgage loans	149	149	109	83	—	61	—
Commercial business loans	123	123	123	125	1	131	1

Total:
One-to-four family residential loans	$2,609	$2,609	$146	$2,804	$25	$2,962	$50
All other mortgage loans	1,215	1,215	109	1,146	18	770	36
Commercial business loans	123	123	123	125	1	131	1
	$3,947	$3,947	$378	$4,075	$44	$3,863	$87

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	As of December 31, 2014			Three months ended June 30, 2014		Six months ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,108	$1,108	$—	$5,247	$41	$5,354	$105
All other mortgage loans	—	—	—	2,194	43	2,146	63
Commercial business loans	—	—	—	38	—	51	—

Loans with a specific valuation allowance
One-to-four family residential loans	2,171	2,171	653	826	18	831	27
All other mortgage loans	18	18	18	936	4	1,160	18
Commercial business loans	145	145	145	151	2	122	3

Total:
One-to-four family residential loans	$3,279	$3,279	$653	$6,073	$59	$6,185	$132
All other mortgage loans	18	18	18	3,130	47	3,306	81
Commercial business loans	145	145	145	189	2	173	3
	$3,442	$3,442	$816	$9,392	$108	$9,664	$216

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were no TDR classifications that occurred in the 2015 quarter-to-date or year-to-date periods. The TDR classification that occurred in the 2014 quarter-to-date period included capitalizing delinquent real estate taxes and a portion of unpaid late charges, while the TDR’s in the 2014 year-to-date period also included an extension of the maturity date. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the twelve month periods ended June 30, 2015 and 2014. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$299	$179

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$135	$24

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 5:  Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(974)
Total	$1,719	$1,719

The Company did not record any amortization related to intangible assets during the three and six months ended June 30, 2015, as the intangible asset was amortized to zero at May 31, 2014. The Company recorded amortization totaling $15,000 and $38,000 for the three and six months ended June 30, 2014. Such amortization was derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment. The Company’s testing of goodwill and other intangible assets at November 30, 2014 indicated there was no impairment in the carrying value of these assets.

Note 6: Repurchase Agreements

Repurchase agreements are offered by the Bank to commercial business customers to provide them with an opportunity to earn a return on their excess cash balances. These repurchase agreements are considered secured borrowings and are reported in other short-term borrowings. On a daily basis the Bank transfers securities to these customers in exchange for their cash and subsequently agrees to repurchase those same securities the next business day. In the event the Bank is unable to repurchase securities from the customer, the customer will then have a claim against those securities.

The following tables present the contractual maturity of the repurchase agreements, and the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at June 30, 2015 and December 31, 2014.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
June 30, 2015	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$9,209	$—	$—	$—	$9,209
Total Borrowings	$9,209	$—	$—	$—	$9,209

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$6,770

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
December 31, 2014	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$9,046	$—	$—	$—	$9,046
Total Borrowings	$9,046	$—	$—	$—	$9,046

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$7,000

Note 7:  Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at June 31, 2015 or June 30, 2014.

The computations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding (basic and diluted)	2,761,678	2,785,752	2,763,453	2,787,474

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I capital to average assets, of Tier 1 Common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of June 30, 2015, that the Bank met all capital adequacy requirements to which it is subject.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

As of June 30, 2015, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2015 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Tier I Capital to average assets	$37,067	8.8%	$16,832	4.0%	$21,040	5.0%
Tier 1 Common equity capital to risk- weighted assets	37,067	13.8%	12,068	4.5%	17,432	6.5%
Tier I Capital to risk-weighted assets	37,067	13.8%	16,091	6.0%	21,455	8.0%
Total Risk-based capital to risk-weighted assets	39,735	14.8%	21,455	8.0%	26,819	10.0%

As of December 31, 2014
Tier I Capital to average assets	$36,834	8.8%	$16,694	4.0%	$20,868	5.0%
Tier I Capital to risk-weighted assets	36,834	14.1%	10,439	4.0%	15,658	6.0%
Total Risk-based capital to risk-weighted assets	39,603	15.2%	20,878	8.0%	26,097	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the June 30, 2015 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

Note 9:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
June 30, 2015	$1,185	$(244)	$(1,191)	$2	$(248)

December 31, 2014	$1,894	$(244)	$(1,191)	$(239)	$220

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015 or 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
U.S. government agencies	$106	$—	$106	$—
Mortgage-backed securities of government sponsored entities	86,959	—	86,959	—
Private-label collateralized mortgage obligations	429	—	429	—
State and political subdivisions	18,880	—	18,880	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
U.S. government agencies	$126	$—	$126	$—
Mortgage-backed securities of government sponsored entities	88,213	—	88,213	—
Private-label collateralized mortgage obligations	502	—	502	—
State and political subdivisions	20,128	—	20,128	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Collateral-dependent impaired loans	$249	$—	$—	$249
Foreclosed assets	299	—	—	299

December 31, 2014
Collateral-dependent impaired loans	$634	$—	$—	$634
Foreclosed assets	59	—	—	59

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
June 30, 2015
Collateral-dependent impaired loans	$249	Market comparable properties, less delinquent real estate taxes	Selling and fixed costs	10%
Foreclosed assets	299	Estimated selling price	Selling Costs	19%

December 31, 2014
Collateral-dependent impaired loans	$634	Market comparable properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	59	Estimated selling price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2015 as compared to December 31, 2014.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Financial assets
Cash and cash equivalents	$7,540	$7,540	$—	$—
Held-to-maturity securities	8,574	—	8,321	—
Loans, net of allowance for loan losses	272,543	—	—	279,280
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,159	—	1,159	—

Financial liabilities
Deposits	353,289	35,677	294,360	—
Other short-term borrowings	6,770	—	6,770	—
Federal Home Loan Bank advances	17,979	—	18,004	—
Advances from borrowers for taxes and insurance	194	—	194	—
Interest payable	46	—	46	—

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$10,783	$10,783	$—	$—
Held-to-maturity securities	6,989	—	6,837	—
Loans, net of allowance for loan losses	265,609	—	—	274,443
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,154	—	1,154	—

Financial liabilities
Deposits	348,922	34,403	294,365	—
Other short-term borrowings	7,000	—	7,000	—
Federal Home Loan Bank advances	16,438	—	16,572	—
Advances from borrowers for taxes and insurance	1,135	—	1,135	—
Interest payable	47	—	47	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2015 and December 31, 2014.

Note 11:  Recent Accounting Developments

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

Index Wayne Savings Bancshares, Inc. Notes to Condensed Consolidated Financial Statements

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures was issued in June 2014. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financing to secured borrowings. The amendments also require two new disclosures requiring an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 31, 2014. Earlier application is prohibited. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The amendments in this update did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: the loan has a government guarantee that is not separable from the loan before foreclosure, at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and at the time of foreclosure, any amount of the claim that is determined on the fair basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period for adoption. Prior periods should not be adjusted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued in August 2014. The amendments in this update provide guidance in Generally Accepted Accounting Principles (GAAP) about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2015-04, Compensation – Retirement Benefits (Subtopic 715), Practical Expedient for the Measurement of an Employer’s Defined Benefit Obligation and Plan Assets, was issued in April, 2015. A reporting entity with a fiscal year end that does not coincide with a month end may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other post-retirement benefit. For an entity with a fiscal year end that does not coincide with a month end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early application is permitted, and the amendments in this Update should be applied retrospectively. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2015-10, Technical Corrections and Improvements was issued in June, 2015. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The amendments that require transition guidance are not expected to have a material impact on the Company’s consolidated financial statements. The adoption of the other amendments in this update did not have a material impact on the Company’s consolidated financial statements.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on core mission, vision and values statements that emphasize a balanced and sustainable approach to shareholder returns, customer and community relationships and the development of staff.

•	Continued enhancement of balance sheet assets to increase higher yielding, on a risk-adjusted basis, and/or shorter duration commercial business and real estate (including commercial loans secured by residential real estate) and consumer (including home equity lines of credit secured by residential real estate) loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued attention to balance sheet liabilities to enhance customer relationships through value added services that are priced to generate acceptable returns to shareholders while managing risk, particularly liquidity and interest rate risks.

•	Continued transition from a transaction oriented thrift culture to a relationship-oriented commercial bank culture through new position descriptions, activity goals, performance reviews and compensation structures consistent with regulatory guidance. In addition, turnover in the existing staff is being used as an opportunity to recruit experienced talent to further change the culture of the organization. Management continues to analyze staffing levels and facilities, monitoring customer and transaction volume to ensure appropriate staffing and to justify continued operations if volume levels decrease. Management also continues to evaluate opportunities to add talent tied to revenue producing activities and contiguous market areas.

•	Continued progress on technology upgrades begun in 2014 and scheduled through 2016 to facilitate improved and more efficient customer service and operations.

•	Continued focus on enterprise risk management and regulatory compliance. The focus of the ERM program is to ensure the identification, measurement and management of risks, and the pricing of risk to produce acceptable returns to shareholders. As part of ERM and coordinated with internal audit, regulatory compliance is a particular area of attention to facilitate the continued generation of returns to shareholders while avoiding the costs of remedial actions for compliance deficiencies commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

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

Discussion of Financial Condition Changes from December 31, 2014 to June 30, 2015

At June 30, 2015, the Company had total assets of $421.4 million, an increase of $3.6 million, from total assets at December 31, 2014. The increase in total assets includes a $6.9 million increase in net loans, partially offset by a $3.2 million decrease in cash and cash equivalents and a $1.0 million decrease in securities balances compared to December 31, 2014.

Total securities decreased $1.0 million to $114.9 million at June 30, 2015, compared to $115.9 million at December 31, 2014. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $12.7 million, amortization of premiums of $673,000 and a $709,000 decrease in unrealized gains on available-for-sale securities partially offset by purchases totaling $13.0 million during the six months ended June 30, 2015.

Net loans receivable increased $6.9 million at June 30, 2015 compared to December 31, 2014. The Bank originated $34.5 million of loans, received payments of $25.8 million, and originated and sold $1.9 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period, and a $101,000 decrease in the allowance for loan losses. The decrease in the allowance for loan losses included net charge-offs totaling $815,000 related to nonperforming loans during the current year period, partially offset by a $714,000 provision for loan losses. The charge-offs primarily included certain loans that were subsequently transferred to foreclosed assets held for sale as a result of a formal process of foreclosure or through a deed-in-lieu from the borrower. These charge-offs included loans that management had evaluated individually for impairment in prior periods and had specific reserves totaling $474,000 at December 31, 2014. The increased charge-offs above the previously recorded level of specific reserves was due to actual realtor listing prices and updated selling costs. Specific reserves are charged off, in whole or in part, as the probability of loss becomes more likely, or reversed if the borrower’s financial condition and or collateral values improve to a level where the specific reserve is no longer needed.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management continues to focus on risk selection and the returns generated in return for risks taken in making its lending and investment decisions. Key areas of risk reviewed for each potential loan origination and securities purchase include credit, interest rate and liquidity risk. Interest rate risk arises mainly from longer term fixed-rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate residential mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Loans sold into the secondary market are sold with representations and warranties. In the event that those representations and warranties are violated, repurchase of loans may be required. No repurchases have been required in recent periods and management believes that the bank is in full compliance with applicable selling and servicing guides. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short-term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will likely decline, as loans generally require a higher allocation of risk-based capital compared to investments. As demonstrated by quarterly balance sheet presentations, as a result of general economic and competitive conditions, loan demand and originations are volatile on a sequential quarter basis, which in turn results in volatility in quarterly investment securities balances. The longer term trend and strategic direction is for an increase in higher yielding loan balances relative to lower yielding investment securities balances.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	June 30, 2015		December 31, 2014
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)(2)	$171,465	60.36%	$169,676	61.67%
Residential construction loans	6,098	2.14%	2,922	1.06%
Multi-family residential	12,763	4.49%	12,203	4.43%
Nonresidential real estate/land(3)	76,377	26.89%	71,795	26.09%
Total mortgage loans	266,703	93.88%	256,596	93.25%
Other loans:
Consumer loans(4)	1,814	0.64%	2,311	0.84%
Commercial business loans	15,559	5.48%	16,275	5.91%
Total other loans	17,373	6.12%	18,586	6.75%
Total loans before net items	284,076	100.00%	275,182	100.00%
Less:
Loans in process	8,142		6,121
Deferred loan origination fees	723		683
Allowance for loan losses	2,668		2,769
Total loans receivable, net	$272,543		$265,609

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $14.8 million at June 30, 2015 and $14.7 million at December 31, 2014. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $27.3 million at June 30, 2015 and $26.2 million at December 31, 2014.
(3)	Includes land loans of $3.1 million at June 30, 2015 and $2.9 million for December 31, 2014.
(4)	Includes second mortgage loans of $302 at June 30, 2015 and $415 at December 31, 2014.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosed assets held for sale totaled $299,000 at June 30, 2015, an increase of $120,000, compared to $179,000 at December 31, 2014. The increase in foreclosed assets during the current year period was due to the addition of properties totaling $308,000 as previously discussed, partially offset by a subsequent write-down of $9,000 on one of the properties, and sales totaling $179,000 that resulted in a loss of $77,000. There was no related sales activity in the prior year period. The properties added to foreclosed assets during the current year period have been listed with realtors within the Bank’s market area. Management is prudently acting to sell the properties in a timely manner to minimize both additional losses and carrying costs. Total impaired assets were $4.2 million, or 1.01% of total assets at June 30, 2015, compared to $3.6 million, or 0.87% of total assets December 31, 2014.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2014. Management believes that there were no interim impairment indicators that would require another evaluation at June 30, 2015.

Deposits totaled $353.3 million at June 30, 2015, an increase of $4.4 million, or 1.3%, from $348.9 million at December 31, 2014. This increase includes a $2.5 million increase in demand deposits and a $2.5 million increase in savings and money market balances, partially offset by a $620,000 decrease in time deposits. The increase in savings and money market balances is due to our customers’ preference to maintain liquid deposits, rather than invest in low yielding fixed-rate term certificates, in order to take advantage of expected future rate increases. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $230,000 and totaled $6.8 million at June 30, 2015. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both June 30, 2015 and December 31, 2014.

Advances from the Federal Home Loan Bank (FHLB) totaled $18.0 million at June 30, 2015, and increased by $1.5 million compared to December 31, 2014, primarily due to an increase in fixed-rate term advances. The increase includes two new fixed rate-advances totaling $6.0 million, and $41,000 related to the amortization of prepayment penalties, partially offset by two maturing advances totaling $4.5 million. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 2.13% at June 30, 2015 compared to 2.58% at December 31, 2014.

Stockholders’ equity decreased by $569,000 during the period ended June 30, 2015. This decrease was due to $495,000 in shareholder dividends, a $468,000 decrease in unrealized gains on available-for-sale securities and purchases of treasury stock totaling $338,000, partially offset by net income of $683,000.

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

	For the three months ended June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$268,531	$2,855	4.25%	$261,702	$2,879	4.40%
Investment securities(2)	114,739	688	2.40%	115,448	783	2.71%
Interest-earning deposits(3)	14,772	45	1.22%	14,018	50	1.43%
Total interest-earning assets	398,042	3,588	3.61%	391,168	3,712	3.80%
Noninterest-earning assets	24,470			23,491
Total assets	$422,512			$414,659
Interest-bearing liabilities:
Deposits	$351,496	$402	0.46%	$344,808	$393	0.46%
Other short-term borrowings	6,804	3	0.18%	5,907	3	0.20%
Borrowings	19,171	98	2.04%	19,979	134	2.68%
Total interest-bearing liabilities	377,471	503	0.53%	370,694	530	0.57%
Noninterest-bearing liabilities	4,927			4,161
Total liabilities	382,398			374,855
Stockholders’ equity	40,114			39,804
Total liabilities and stockholders’ equity	$422,512			$414,659
Net interest income		$3,085			$3,182
Interest rate spread(4)			3.08%			3.23%
Net yield on interest-earning assets(5)			3.10%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.45%			105.52%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General

Net income for the three months ended June 30, 2015, totaled $243,000, reflecting a decrease of $457,000, from $700,000 for the three month period ended June 30, 2014. The decrease in net income was due to decreases in net interest income, noninterest income and the provision for federal income taxes and an increase in both the provision for loan losses and noninterest expense.

Interest Income

Interest income decreased $124,000, and totaled $3.6 million for the three month period ended June 30, 2015, compared to $3.7 million for the three month period ended June 30, 2014. The decrease was primarily due to a 19 basis point decrease in the weighted-average yield on interest-earning assets from 3.80% in the 2014 period to 3.61% for the 2015 period. The decrease in the weighted-average yield was partially offset by a $6.8 million increase in the average balance of interest-earning assets from $391.2 million in the 2014 period to $398.0 million for the 2015 period.

Interest income on loans was $2.9 million for the three month period ended June 30, 2015, and decreased $24,000 compared to the three month period ended June 30, 2014. This decrease was primarily due to a 15 basis point decrease in the weighted-average yield from 4.40% for the three months ended June 30, 2014 to 4.25% for the three months ended June 30, 2015, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average yield was partially offset by a $6.8 million increase in the average balance of loans from $261.7 million in the 2014 period to $268.5 million for the 2015 period.

Interest income on securities decreased $95,000 during the three months ended June 30, 2015, compared to the same period in 2014. This decrease was due to both a decrease in the weighted-average rate and a decrease in the average balance. The weighted-average rate decreased 31 basis points from 2.71% in the 2014 period to 2.40% for the 2015 period, while the average balance decreased $709,000 during this same period. The decrease in yield was primarily due to an increase in prepayments causing an increase in premium amortization for the quarter, while the decrease in the average balance was due to investing excess cash into the loan portfolio.

Dividends on Federal Home Loan Bank stock and other income decreased $5,000 for the three months ended June 30, 2015 compared to June 30, 2014. The decrease was due to a 21 basis point decrease in the weighted-average rate from 1.43% in the 2014 period to 1.22% in the 2015 period, partially offset by a $754,000 increase in the average balance.

Interest Expense

Interest expense totaled $503,000 for the three month period ended June 30, 2015, a decrease of $27,000 from $530,000 for the three month period ended June 30, 2014. The decrease was due to a 4 basis point decrease in the weighted-average cost of funds from 0.57% in the 2014 period to 0.53% in the current year period, partially offset by a $6.8 million increase in the average balance of total interest-bearing liabilities from $370.7 million in the 2014 period to $377.5 million in the 2015 period.

Interest expense on deposits for the three month period ended June 30, 2015 totaled $402,000, an increase of $9,000 from $393,000 for the same period in the previous year. The increase was due to a $6.7 million increase in the average balance from $344.8 million in the 2014 period to $351.5 million in the 2015 period. The weighted-average cost of deposits was 0.46% for both the 2015 and 2014 periods. The increase in interest expense on deposits is mainly due to an increase in the average balance, combined with the effect of competitive conditions and overall market conditions that resulted in no further decrease in the cost of deposits.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on other short-term borrowings totaled $3,000 for both of the three month periods ended June 30, 2015, and June 30, 2014. The weighted-average cost of short-term borrowings was decreased 2 bp from 0.20% in the 2014 period to 0.18% in the 2015 periods. This decrease in the weighted-average cost was fully offset by an $897,000 increase in the average balance of short-term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $98,000 for the three month period ended June 30, 2015, a decrease of $36,000 from $134,000 in the 2014 period. The decrease was due to a 64 basis point decrease in the weighted-average cost from 2.68% in the 2014 period to 2.04% in the 2015 period, and an $808,000 decrease in the average balance outstanding. The decrease in the weighted-cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not fully replacing the scheduled maturity of fixed-rate term advances.

Net Interest Income

Net interest income totaled $3.1 million for the three month period ended June 30, 2015, a decrease of $97,000, or 3.1%, from the three month period ended June 30, 2014. The decrease in net interest income was mainly due to a 15 basis point decrease in the net interest rate spread, from 3.23% at June 30, 2014 to 3.08% at June 30, 2015. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities, continuing a trend over recent periods that is reflective of increasing interest rate risk in the economic environment in general and for financial institutions in particular. During the three months ended June 30, 2015, the yield on earning assets decreased 19 basis points, while the rate paid on interest-bearing liabilities decreased 4 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by an increase in higher yielding loan balances. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $481,000 provision for loan losses for the three month period ended June 30, 2015, compared to a provision of $79,000 for the three month period ended June 30, 2014. The increase is primarily due to increased charge-offs, and increased loan growth compared to the prior year quarter. Charge-offs totaled $205,000 for the three months ended June 30, 2015, as previously discussed, and increased $82,000, compared to $123,000 for the 2014 quarter. During the three months ended June 30, 2015, gross loans increased by $4.6 million, compared to a decline of $2.5 million for the same period in 2014.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income

Noninterest income totaled $443,000 for the three month period ended June 30, 2015, a decrease of $37,000, from $480,000 for the same period in 2014. The decrease was primarily due to a $69,000 decrease in gain on sale of residential mortgage loans, partially offset by a $32,000 increase in service fees, charges and other operating income. The decrease in gain on sale of residential mortgage loans was primarily due to decreased loan sales in the 2015 quarter compared to the 2014 quarter. The increase in service fees, charges and other operating income was primarily due to an increase in fees from service charges on deposit accounts

Noninterest Expense

Noninterest expense totaled $2.8 million for three month period ended June 30, 2015, an increase of $133,000 from $2.6 million for the three months ended June 30, 2014. This increase includes an $59,000 increase in salaries and employee benefits, a $62,000 increase in loss on sale of foreclosed assets held for sale and a $35,000 increase in other noninterest expense, partially offset by a $20,000 decrease in occupancy and equipment expense, and a $15,000 decrease in amortization of intangible assets. The increase in salaries and employee benefits was primarily due to increased compensation as a result of merit increases and the addition of staff to support technology upgrades and higher post-retirement benefit costs. These increases were partially offset by a decrease in education and training compared to the prior year quarter. The increase in the loss on foreclosed assets held for sale was due to a loss on the sale of several foreclosed properties held for sale in the current year quarter, while there were no related sales in the prior year quarter. The increase in other noninterest expense was due to higher legal costs related to nonperforming loans, and higher real estate owned expense as result of an increase in properties maintained in foreclosed assets held for sale, partially offset by lower audit and accounting related expense and appraisal costs compared to the prior year quarter. The decrease in occupancy and equipment expense was due to lower computer data expense and building repairs and maintenance, partially offset by higher furniture, fixture and equipment expense compared to the prior year quarter. The decrease in amortization of intangible assets was due to a core deposit intangible becoming amortized to zero in May of 2014 resulting in a partial quarter of scheduled amortization in the prior year quarter, compared to no amortization in the current year quarter.

Federal Income Taxes

Federal income tax expense totaled $22,000 for the three month period ended June 30, 2015, a decrease of $212,000 compared to $234,000 for three month period ended June 30, 2014. The decrease was primarily due to a $669,000 decrease in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year quarter was 8.30% compared to 25.05% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General

Net income for the six months ended June 30, 2015, totaled $683,000, a decrease of $687,000, from $1.4 million for the six month period ended June 30, 2014. The decrease in net income was due to a decrease in net interest income, and an increase in both the provision for loan losses and noninterest expense, partially offset by an increase in noninterest income and a decrease in the provision for federal income taxes.

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

	For the six months ended June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$267,423	$5,665	4.24%	$261,645	$5,769	4.41%
Investment securities(2)	114,285	1,392	2.44%	114,181	1,563	2.74%
Interest-earning deposits(3)	13,706	89	1.30%	12,928	101	1.56%
Total interest-earning assets	395,414	7,146	3.61%	388,754	7,433	3.82%
Noninterest-earning assets	24,237			23,425
Total assets	$419,651			$412,179
Interest-bearing liabilities:
Deposits	$350,022	$794	0.45%	$341,123	$788	0.46%
Other short-term borrowings	6,874	5	0.15%	6,249	5	0.16%
Borrowings	17,817	190	2.13%	21,171	279	2.64%
Total interest-bearing liabilities	374,713	989	0.53%	368,543	1,072	0.58%
Noninterest-bearing liabilities	4,709			4,296
Total liabilities	379,422			372,839
Stockholders’ equity	40,229			39,340
Total liabilities and stockholders’ equity	$419,651			$412,179
Net interest income		$6,157			$6,361
Interest rate spread(4)			3.08%			3.24%
Net yield on interest-earning assets(5)			3.11%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.52%			105.48%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
46

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income

Interest income decreased $287,000 and totaled $7.2 million for the six months ended June 30, 2015, compared to the same period in 2014. The decrease was primarily due to a 21 basis point decrease in the weighted-average yield on interest-earning assets from 3.82% in the 2014 period to 3.61% for the 2015 period, partially offset by a $6.7 million increase in the average balance of interest-earning assets from $388.8 million in the 2014 period to $395.4 million for the 2015 period.

Interest income on loans was $5.7 million for the six months ended June 30, 2015, a decrease of $104,000 compared to the six months ended June 30, 2014. This decrease was primarily due to a 17 basis point decrease in the weighted-average yield from 4.41% for the six months ended June 30, 2014 to 4.24% for the six months ended June 30, 2015, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates. The decrease in the weighted-average yield was partially offset by a $5.8 million increase in the average balance of loans from $261.6 million in the 2014 period to $267.4 million in the 2015 period.

Interest income on securities decreased $171,000 during the six months ended June 30, 2015, compared to the same period in 2014. This decrease was due to a 30 basis point decrease in the weighted-average rate from 2.74% in the 2014 period to 2.44% for the 2015 period, partially offset by a $104,000 increase in the average balance. The decrease in yield was due to lower reinvestment yields on purchases that replaced higher yielding securities and an increase in the speed of prepayments causing an increase in premium amortization for the current year period.

Dividends on Federal Home Loan Bank stock and other income totaled $89,000 for the six months ended June 30, 2015, and decreased $12,000 compared to the six months ended June 30, 2014. The decrease was due to a 26 basis point decrease in the weighted-average rate from 1.56% in the 2014 period to 1.30% in the 2015 period, partially offset by a $778,000 increase in the average balance.

Interest Expense

Interest expense totaled $989,000 for the six month period ended June 30, 2015, a decrease of $83,000, or 7.7%, from $1.1 million for the six month period ended June 30, 2014. The decrease was due to a 5 basis point decrease in the weighted-average cost of funds from 0.58% in the 2014 period to 0.53% in the current year period, partially offset by a $6.2 million increase in the average balance of total interest-bearing liabilities from $368.5 million in the 2014 period to $374.7 million in the 2015 period.

Interest expense on deposits for the six month period ended June 30, 2015 totaled $794,000, an increase of $6,000 compared to the same period in the previous year. The increase was mainly due to an $8.9 million increase in the average balance from $341.1 million in the 2014 period to $350.0 million in the 2015 period, partially offset by a 1 basis point decrease in the weighted-average cost of deposits, from 0.46% in the 2014 period to 0.45% for the 2015 period. The limited decrease in the average cost of deposits reflects increased competition in the local market for deposits and general market conditions where depositors are seeking higher yields.

Interest expense on other short-term borrowings totaled $5,000 for both six month periods ended June 30, 2015, and 2014. The weighted-average cost decreased 1 basis point from 0.16% in the 2014 period to 0.15% in the 2015 period, which was offset by a $625,000 increase in the average balance of other short-term borrowings.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on Federal Home Loan Bank advances totaled $190,000 for the six month period ended June 30, 2015, and decreased $89,000 from $279,000 in the 2014 period. The decrease was due to a 51 basis point decrease in the weighted-average cost from 2.64% in the 2014 period to 2.13% in the 2015 period, and a $3.4 million decrease in the average balance outstanding. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not fully replacing scheduled maturities of fixed-rate term advances.

Net Interest Income

Net interest income totaled $6.2 million for the six month period ended June 30, 2015, a decrease of $204,000 from the six month period ended June 30, 2014. The decrease in net interest income was mainly due to a 16 basis point decrease in the net interest rate spread, from 3.24% at June 30, 2014 to 3.08% at June 30, 2015. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities, continuing a trend over recent periods that is reflective of increasing interest rate risk in the economic environment in general and for financial institutions in particular. During the six months ended June 30, 2015, the yield on earning assets decreased 21 basis points, while the rate paid on interest-bearing liabilities decreased 5 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by an increase in higher yielding loan balances. The decrease in the cost of funds from the prior year period was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $714,000 provision for loan losses for the six month period ended June 30, 2015, compared to an $87,000 provision for the six month period ended June 30, 2014. The increase was primarily due to increased charge-offs compared to the prior year period. During the six months ended June 30, 2015 charge-offs totaled $859,000, an increase of $476,000, compared to charge-offs of $383,000 in the prior year period. The increased charge-offs were primarily related to nonperforming loans that were subsequently transferred to foreclosed assets held for sale as previously discussed.

Noninterest Income

Noninterest income totaled $874,000, for the six months ended June 30, 2015, an increase of $29,000, from $845,000 for the same period in 2014. The increase was primarily due to a $75,000 increase in service fees, charges and other operating income, partially offset by a $47,000 decrease in gain on sale of residential mortgage loans. The increase in service fees, charges and other operating income was primarily due to an increase in fees from annuity sales and fees from deposit service charges compared to the prior year period. The decrease in gain on sale of residential mortgage loans was primarily due to a decrease in loans sold compared to the prior year period due to less favorable pricing.

Index Wayne Savings Bancshares, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense

Noninterest expense totaled $5.5 million for six months ended June 30, 2015, and increased $191,000, compared to the six months ended June 30, 2014. This increase includes a $141,000 increase in salaries and employee benefits, a $77,000 increase in loss on sale of foreclosed assets held for sale, and a $36,000 increase in other noninterest expense, partially offset by a $44,000 decrease in occupancy and equipment expense, and a $38,000 decrease in amortization of intangible assets. The increase in salaries and employee benefits was primarily due to increased compensation as a result of merit increases and the addition of new positions to support our transition from a transaction oriented thrift culture, and implement technology upgrades to facilitate more efficient customer service and operations. Other increases include an increase in post-retirement and pension cost and an increase in education and training expense, partially offset by a decrease in healthcare costs compared to the prior year period. The increase in loss on sale of foreclosed assets held for sale due to selling several related properties during the 2015 period compared to no sales in 2014 period. The increase in other noninterest expense was primarily due to increased legal expense related to nonperforming loans, bank service charges, real estate owned expense related to an increase in foreclosed assets held for sale, and charitable contributions, partially offset by lower audit and accounting fees compared to the prior year period. The decrease in occupancy and equipment expense was due to lower depreciation, lower furniture and fixture expense, and lower computer data expense compared to the prior year period. The decrease in amortization expense was due to the related intangible asset becoming fully amortized in May of 2014, resulting in five months of scheduled amortization in the prior year period compared to no amortization in the current year period.

Federal Income Taxes

Federal income tax expense totaled $149,000 for the six month period ended June 30, 2015, a decrease of $306,000 compared to $455,000 for six month period ended June 30, 2014. The decrease was primarily due to a $993,000 decrease in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year period was 17.91% compared to 24.93% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2015.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
April 1 - 30, 2015	—	$—	197,274	25,082
May 1 - 31, 2015	—	—	197,274	25,082
June 1 - 30, 2015	25,000	13.50	222,274	82
Total	25,000	$13.50	222,274	82

Notes to the Table:

On August 10, 2012, the Company announced the authorization by the Board of Directors of a new program for the repurchase of 150,206 shares, or 5.0%, of the Company’s outstanding shares of common stock. On September 30, 2013 the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As a result of these two plans, net of shares previously repurchased, the Company may repurchase up to 82 shares of its common stock outstanding.

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

Date:	August 4, 2015	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date:	August 4, 2015	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer

