Form 10-Q
period 2015-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2015-11-02
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐    No ☒

As of October 30, 2015, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$3,401	$6,200
Interest-bearing deposits	2,458	4,583
Cash and cash equivalents	5,859	10,783

Available-for-sale securities	101,348	108,969
Held-to-maturity securities	8,409	6,989
Loans, net of allowance for loan losses of $2,750 and $2,769 at September 30, 2015 and December 31, 2014, respectively	282,357	265,609
Premises and equipment	6,747	6,829
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	116	179
Accrued interest receivable	1,339	1,154
Bank-owned life insurance	9,485	9,282
Goodwill	1,719	1,719
Other assets	2,173	1,631
Prepaid federal income taxes	210	343
Total assets	$423,988	$417,713

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$93,578	$91,921
Savings and money market	130,887	129,222
Time	128,779	127,779
Total deposits	353,244	348,922
Other short-term borrowings	5,366	7,000
Federal Home Loan Bank advances	20,990	16,438
Interest payable and other liabilities	4,219	4,678
Deferred federal income taxes	433	673
Total liabilities	384,252	377,711
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,012	35,995
Retained earnings	20,716	20,403
Shares acquired by ESOP	(361)	(416)
Accumulated other comprehensive income (loss)	(93)	220
Treasury stock, at cost: Common: 1,196,892 shares at September 30, 2015 and 1,171,892 at December 31, 2014.	(16,936)	(16,598)
Total stockholders’ equity	39,736	40,002
Total liabilities and stockholders’ equity	$423,988	$417,713

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans	$2,933	$2,804	$8,598	$8,573
Securities	651	749	2,043	2,312
Dividends on Federal Home Loan Bank stock and other	43	45	132	146
Total interest and dividend income	3,627	3,598	10,773	11,031

Interest Expense
Deposits	395	390	1,189	1,178
Other short-term borrowings	2	2	7	7
Federal Home Loan Bank advances	83	108	273	387
Total interest expense	480	500	1,469	1,572

Net Interest Income	3,147	3,098	9,304	9,459
Provision for Loan Losses	357	195	1,071	282
Net Interest Income After Provision for Loan Losses	2,790	2,903	8,233	9,177
Noninterest Income
Gain on loan sales	80	83	142	192
Earnings on bank-owned life insurance	75	75	220	219
Service fees, charges and other operating	383	365	1,050	957
Total noninterest income	538	523	1,412	1,368
Noninterest Expense
Salaries and employee benefits	1,635	1,524	4,794	4,542
Net occupancy and equipment expense	527	469	1,505	1,491
Federal deposit insurance premiums	69	68	197	199
Franchise taxes	68	64	201	193
Provision for impairment on foreclosed assets held for sale	22	14	31	14
Loss on sale of foreclosed assets held for sale	7	—	84	—
Loss (gain) on sale of premises and equipment	—	—	2	(7)
Amortization of intangible assets	—	—	—	38
Other	551	503	1,550	1,466
Total noninterest expense	2,879	2,642	8,364	7,936
Income Before Federal Income Taxes	449	784	1,281	2,609
Provision for Federal Income Taxes	77	177	226	632
Net Income	$372	$607	$1,055	$1,977
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	235	(102)	(474)	875
Tax (expense) benefit	(80)	34	161	(298)
Other comprehensive income (loss)	155	(68)	(313)	577
Total comprehensive income	$527	$539	$742	$2,554
Basic Earnings Per Share	$0.13	$0.22	$0.38	$0.71
Diluted Earnings Per Share	$0.13	$0.22	$0.38	$0.71
Dividends Per Share	$0.09	$0.09	$0.27	$0.26

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$1,055	$1,977
Items not requiring (providing) cash
Depreciation and amortization	437	436
Provision for loan losses	1,071	282
Amortization of premiums and discounts on securities	1,037	869
Amortization of mortgage servicing rights	41	29
Amortization of deferred loan origination fees	(59)	(76)
Amortization of intangible asset	—	38
Increase in value of bank-owned life insurance	(203)	(206)
Amortization expense of stock benefit plan	72	70
Provision for impairment on foreclosed assets held for sale	31	14
Loss on sale of foreclosed assets held for sale	84	—
Loss (gain) on sale of premises and equipment	2	(7)
Net gain on sale of loans	(142)	(192)
Proceeds from sale of loans in the secondary market	4,407	5,366
Origination of loans for sale in the secondary market	(4,265)	(5,174)
Deferred income taxes	(79)	(56)
Changes in
Accrued interest receivable	(185)	(213)
Other assets	(450)	105
Interest payable and other liabilities	(50)	(584)
Net cash provided by operating activities	2,804	2,678
Investing Activities
Purchase of available-for-sale securities	(12,971)	(20,635)
Purchase of held-to-maturity securities	(1,637)	—
Proceeds from maturities and paydowns of available-for-sale securities	19,107	16,265
Proceeds from maturities and paydowns of held-to-maturity securities	191	47
Proceeds from Federal Home Loan Bank stock redemption	—	799
Net change in loans	(18,068)	(272)
Purchase of premises and equipment	(357)	(502)
Proceeds from the sale of premises and equipment	—	7
Proceeds from the sale of foreclosed assets	256	—
Net cash used in investing activities	$(13,479)	$(4,291)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Financing Activities
Net change in deposits	$4,322	$8,772
Net change in other short-term borrowings	(1,634)	(312)
Proceeds from Federal Home Loan Bank advances	23,052	2,741
Repayments of Federal Home Loan Bank advances	(18,500)	(8,660)
Advances by borrowers for taxes and insurance	(407)	(472)
Dividends on common stock	(744)	(723)
Treasury stock purchases	(338)	(265)
Net cash provided in financing activities	5,751	1,081
Change in Cash and Cash Equivalents	(4,924)	(532)
Cash and Cash Equivalents, Beginning of period	10,783	13,381
Cash and Cash Equivalents, End of period	$5,859	$12,849
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,465	$1,563
Federal income taxes paid	$100	$650
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$308	$154
Recognition of mortgage servicing rights	$64	$78
Dividends payable	$250	$254

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2014, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:     Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale securities
September 30, 2015:
U.S. government agencies	$103	$—	$—	$103
Mortgage-backed securities of government sponsored entities	81,252	944	234	81,962
Private-label collateralized mortgage obligations	353	5	—	358
State and political subdivisions	18,220	742	37	18,925
Totals	$99,928	$1,691	$271	$101,348

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2014:
U.S. government agencies	$126	$—	$—	$126
Mortgage-backed securities of government sponsored entities	87,284	1,202	273	88,213
Private-label collateralized mortgage obligations	491	11	—	502
State and political subdivisions	19,174	992	38	20,128
Totals	$107,075	$2,205	$311	$108,969

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2015:
U.S. government agencies	$84	$—	$—	$84
Mortgage-backed securities of government sponsored entities	1,146	9	—	1,155
State and political subdivisions	7,179	28	162	7,045
Totals	$8,409	$37	$162	$8,284

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2014:
U.S. government agencies	$100	$—	$—	$100
Mortgage-backed securities of government sponsored entities	1,332	22	—	1,354
State and political subdivisions	5,557	7	181	5,383
Totals	$6,989	$29	$181	$6,837

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,249	$6,529	$—	$—
Five to ten years	1,366	1,417	3,401	3,399
After ten years	10,708	11,082	3,862	3,730
	18,323	19,028	7,263	7,129

Mortgage-backed securities of government sponsored entities	81,252	81,962	1,146	1,155
Private-label collateralized mortgage obligations	353	358	—	—
Totals	$99,928	$101,348	$8,409	$8,284

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $64.2 million and $57.5 million at September 30, 2015 and December 31, 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2015 and December 31, 2014, was $36.8 million and $42.9 million, which represented approximately 34% and 38%, respectively, of the Company’s total aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at September 30, 2015.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$18,987	$106	$11,099	$128	$30,086	$234
State and political subdivisions	4,195	67	2,510	132	6,705	199
Total temporarily impaired securities	$23,182	$173	$13,609	$260	$36,791	$433

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$22,443	$118	$13,947	$155	$36,390	$273
State and political subdivisions	1,082	3	5,421	216	6,503	219
Total temporarily impaired securities	$23,525	$121	$19,368	$371	$42,893	$492

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is in question. Subsequent recoveries, if any, are credited to the allowance.

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014:

Three months ended September 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,115	$1,164	$346	$5	$38	$2,668
Provision charged to expense	562	(99)	(68)	—	(38)	357
Losses charged off	(278)	—	—	—	—	(278)
Recoveries	2	—	1	—	—	3
Ending balance	$1,401	$1,065	$279	$5	$—	$2,750

Three months ended September 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$941	$1,155	$449	$4	$—	$2,549
Provision charged to expense	336	(134)	(7)	—	—	195
Losses charged off	(13)	—	(1)	—	—	(14)
Recoveries	1	—	—	—	—	1
Ending balance	$1,265	$1,021	$441	$4	$—	$2,731

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$—	$2,769
Provision charged to expense	959	180	(65)	(3)	—	1,071
Losses charged off	(1,137)	—	—	—	—	(1,137)
Recoveries	46	—	1	—	—	47
Ending balance	$1,401	$1,065	$279	$5	$—	$2,750

Nine months ended September 30, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$—	$2,819
Provision charged to expense	264	(262)	281	(1)	—	282
Losses charged off	(24)	(260)	(113)	—	—	(397)
Recoveries	8	17	2	—	—	27
Ending balance	$1,265	$1,021	$441	$4	$—	$2,731

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of September 30, 2015 and December 31, 2014:

September 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$520	$14	$39	$—	$—	$573
Collectively evaluated for impairment	881	1,051	240	5	—	2,177
Total allowance for loan losses	$1,401	$1,065	$279	$5	$—	$2,750

Loan Balances:
Ending balance:
Individually evaluated for impairment	$2,961	$1,071	$82	$—	$—	$4,114
Collectively evaluated for impairment	173,178	97,990	17,980	1,962	—	291,110
Total balance	$176,139	$99,061	$18,062	$1,962	$—	$295,224

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$653	$18	$145	$—	$—	$816
Collectively evaluated for impairment	880	867	198	8	—	1,953
Total allowance for loan losses	$1,533	$885	$343	$8	$—	$2,769

Loan Balances:
Ending balance:
Individually evaluated for impairment	$3,279	$18	$145	$—	$—	$3,442
Collectively evaluated for impairment	166,397	86,902	16,130	2,311	—	271,740
Total balance	$169,676	$86,920	$16,275	$2,311	$—	$275,182

Total loans in the above tables do not include deferred loan origination fees of $762 and $683 or loans in process of $9.3 million and $6.1 million, respectively, for September 30, 2015 and December 31, 2014.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014:

September 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$168,863	$96,677	$17,891	$1,962
Special Mention (Risk 5)	1,066	668	89	—
Substandard (Risk 6)	6,210	1,716	82	—
Total	$176,139	$99,061	$18,062	$1,962

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$160,190	$84,168	$15,812	$2,311
Special Mention (Risk 5)	2,015	851	318	—
Substandard (Risk 6)	7,471	1,901	145	—
Total	$169,676	$86,920	$16,275	$2,311

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2015 and December 31, 2014:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$125	$174	$1,150	$1,449	$174,690	$176,139	$—
All other mortgage loans	—	—	213	213	98,848	99,061	—
Commercial business loans	—	—	44	44	18,018	18,062	—
Consumer loans	—	—	—	—	1,962	1,962	—
Total	$125	$174	$1,407	$1,706	$293,518	$295,224	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$466	$297	$1,575	$2,338	$167,338	$169,676	$—
All other mortgage loans	—	198	152	350	86,570	86,920	—
Commercial business loans	—	—	59	59	16,216	16,275	—
Consumer loans	—	—	—	—	2,311	2,311	—
Total	$466	$495	$1,786	$2,747	$272,435	$275,182	$—

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	September 30, 2015	December 31, 2014
	(In thousands)
One-to-four family residential loans	$1,892	$2,740
Nonresidential real estate loans	213	350
All other mortgage loans	—	—
Commercial business loans	81	96
Consumer loans	—	—
Total	$2,186	$3,186

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at September 30, 2015 and December 31, 2014 in combination with activity for the three and nine months ended September 30, 2015 and 2014 is presented below:

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	As of September 30, 2015			Three months ended September 30, 2015		Nine months ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,159	$1,474	$—	$1,317	$10	$1,464	$31
All other mortgage loans	—	—	—	533	—	532	—
Commercial business loans	35	35	—	18	—	9	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,802	1,802	520	1,468	15	1,498	42
All other mortgage loans	1,071	1,071	14	610	18	314	54
Commercial business loans	47	47	39	85	—	110	1

Total:
One-to-four family residential loans	$2,961	$3,276	$520	$2,785	$25	$2,962	$73
All other mortgage loans	1,071	1,071	14	1,143	18	846	54
Commercial business loans	82	82	39	103	—	119	1
	$4,114	$4,429	$573	$4,031	$43	$3,927	$128

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2014			Three months ended September 30, 2014		Nine months ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,108	$1,108	$—	$3,088	$13	$4,335	$38
All other mortgage loans	—	—	—	1,180	—	1,610	—
Commercial business loans	—	—	—	—	—	38	—

Loans with a specific valuation allowance
One-to-four family residential loans	2,171	2,171	653	1,553	8	1,167	26
All other mortgage loans	18	18	18	273	—	875	1
Commercial business loans	145	145	145	229	1	146	2

Total:
One-to-four family residential loans	$3,279	$3,279	$653	$4,641	$21	$5,502	$64
All other mortgage loans	18	18	18	1,453	—	2,485	1
Commercial business loans	145	145	145	229	1	184	2
	$3,442	$3,442	$816	$6,323	$22	$8,171	$67

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were no TDR classifications that occurred in the 2015 year-to-date period. The TDR classifications that occurred during the 2014 year-to-date period included the capitalizing of delinquent real estate taxes and a portion of unpaid late charges, and an extension of the maturity date. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the twelve month periods ended September 30, 2015 and 2014. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Recorded Balance	Post- modification Recorded Balance	Number of loans	Pre- modification Recorded Balance	Post- modification Recorded Balance
	(dollars in thousands)
September 30, 2014
All other mortgage loans	—	$—	$—	2	$1,057	$1,090

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$116	$179

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$186	$24

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 5:     Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(974)
Total	$1,719	$1,719

The Company did not record any amortization related to intangible assets during the three and nine months ended September 30, 2015, as the intangible asset was amortized to zero at May 31, 2014. The Company recorded amortization totaling $0 and $38,000 for the three and nine months ended September 30, 2014. Such amortization was derived using the straight line method for the core deposit asset over ten years. The Company is required to annually test goodwill and other intangible assets for impairment or more frequently if impairment indicators exist. The Company’s testing of goodwill and other intangible assets at November 30, 2014 indicated there was no impairment in the carrying value of these assets.

Note 6:     Repurchase Agreements

Repurchase agreements are offered by the Bank to commercial business customers to provide them with an opportunity to earn a return on their excess cash balances. These repurchase agreements are considered secured borrowings and are reported in other short-term borrowings. On a daily basis the Bank transfers securities to these customers in exchange for their cash and subsequently agrees to repurchase those same securities the next business day. In the event the Bank is unable to repurchase the securities from the customer, the customer will then have a claim against those securities.

The following tables present the contractual maturity of the repurchase agreements, and the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at September 30, 2015 and December 31, 2014.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
September 30, 2015	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$9,955	$—	$—	$—	$9,955
Total Borrowings	$9,955	$—	$—	$—	$9,955

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$5,366

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
December 31, 2014	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$9,046	$—	$—	$—	$9,046
Total Borrowings	$9,046	$—	$—	$—	$9,046

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$7,000

Note 7:     Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at September 30, 2015 or September 30, 2014.

The computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding (basic and diluted)	2,740,249	2,777,362	2,755,634	2,785,348

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I capital to average assets, of Tier 1 Common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of September 30, 2015, that the Bank met all capital adequacy requirements to which it is subject.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

As of September 30, 2015, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2015 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Tier I Capital to average assets	$37,192	8.8%	$16,912	4.0%	$21,140	5.0%
Tier 1 Common equity capital to risk- weighted assets	37,192	13.6%	12,321	4.5%	17,798	6.5%
Tier I Capital to risk-weighted assets	37,192	13.6%	16,428	6.0%	21,905	8.0%
Total Risk-based capital to risk- weighted assets	39,947	14.6%	21,905	8.0%	27,381	10.0%

As of December 31, 2014
Tier I Capital to average assets	$36,834	8.8%	$16,694	4.0%	$20,868	5.0%
Tier I Capital to risk-weighted assets	36,834	14.1%	10,439	4.0%	15,658	6.0%
Total Risk-based capital to risk- weighted assets	39,603	15.2%	20,878	8.0%	26,097	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the September 30, 2015 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 9:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for-sale Securities	Net Unrealized Loss for Unfunded Status of Split-dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
September 30, 2015	$1,420	$(244)	$(1,191)	$(78)	$(93)

December 31, 2014	$1,894	$(244)	$(1,191)	$(239)	$220

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015 or 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
U.S. government agencies	$103	$—	$103	$—
Mortgage-backed securities of government sponsored entities	81,962	—	81,962	—
Private-label collateralized mortgage obligations	358	—	358	—
State and political subdivisions	18,925	—	18,925	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
U.S. government agencies	$126	$—	$126	$—
Mortgage-backed securities of government sponsored entities	88,213	—	88,213	—
Private-label collateralized mortgage obligations	502	—	502	—
State and political subdivisions	20,128	—	20,128	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Collateral-dependent impaired loans	$205	$—	$—	$205
Foreclosed assets	49	—	—	49

December 31, 2014
Collateral-dependent impaired loans	$634	$—	$—	$634
Foreclosed assets	59	—	—	59

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
September 30, 2015
Collateral-dependent impaired loans	$205	Historical net sales proceeds on similar properties	Selling and fixed costs	41%
Foreclosed assets	49	Suggested realtor listing price	Selling Costs	N/A

December 31, 2014
Collateral-dependent impaired loans	$634	Market comparable properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	59	Estimated selling price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2015 as compared to December 31, 2014.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Financial assets
Cash and cash equivalents	$5,859	$5,859	$—	$—
Held-to-maturity securities	8,409	—	8,284	—
Loans, net of allowance for loan losses	282,357	—	—	293,321
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,339	—	1,339	—

Financial liabilities
Deposits	353,244	35,765	296,329	—
Other short-term borrowings	5,366	—	5,366	—
Federal Home Loan Bank advances	20,990	—	21,006	—
Advances from borrowers for taxes and insurance	728	—	728	—
Interest payable	51	—	51	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2015 and December 31, 2014.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements was issued in August, 2015. The amendments in this Update address line-of-credit arrangements. In that, given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the terms of the line-of-credit arrangement. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued, and the amendments in this Update should be applied retrospectively. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on core mission, vision and values statements that emphasize a balanced and sustainable approach to shareholder returns, customer and community relationships and the development of staff.

•	Continued enhancement of balance sheet assets to increase higher yielding, on a risk-adjusted basis, and/or shorter duration commercial business and real estate (including commercial loans secured by residential real estate) and consumer (including home equity lines of credit secured by residential real estate) loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued attention to balance sheet liabilities to enhance customer relationships through value -added services that are priced to generate acceptable returns to shareholders while managing risk, particularly liquidity and interest rate risks.

•	Continued transition from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through new position descriptions, activity goals, performance reviews and compensation structures consistent with regulatory guidance. In addition, turnover in the existing staff is being used as an opportunity to recruit experienced talent to further change the culture of the organization. Management continues to analyze staffing levels and facilities, monitoring customer and transaction volume to ensure appropriate staffing and to justify continued operations if volume levels decrease. Management also continues to evaluate opportunities to add talent tied to revenue-producing activities and contiguous market areas.

•	Continued progress on technology upgrades begun in 2014 and scheduled through 2016 to facilitate improved and more efficient customer service and operations.

•	Continued focus on enterprise risk management and regulatory compliance. The focus of the ERM program is to ensure the identification, measurement and management of risks, and the pricing of risk to produce acceptable returns to shareholders. As part of ERM and coordinated with internal audit, regulatory compliance is a particular area of attention to facilitate the continued generation of returns to shareholders while avoiding the costs of remedial actions for compliance deficiencies commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

Critical Accounting Policies

Critical Accounting Policies – The Company’s critical accounting policies relate to the allowance for loan losses and goodwill. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan repayment as of the

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

reporting date. Such evaluation, which includes a review of all loans on which full repayment may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors, including those required by regulation that warrant recognition in providing an appropriate loan loss allowance. Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors. The Company recorded all assets and liabilities acquired in prior purchase acquisitions, including goodwill and other intangibles, at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Discussion of Financial Condition Changes from December 31, 2014 to September 30, 2015

At September 30, 2015, the Company had total assets of $424.0 million, an increase of $6.3 million, from total assets at December 31, 2014. The increase in total assets includes a $16.7 million increase in net loans, partially offset by a $4.9 million decrease in cash and cash equivalents and a $6.2 million decrease in securities balances compared to December 31, 2014.

Total securities decreased $6.2 million to $109.8 million at September 30, 2015, compared to $116.0 million at December 31, 2014. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $19.3 million, amortization of premiums of $1.0 million and a $474,000 decrease in unrealized gains on available-for-sale securities partially offset by purchases totaling $14.6 million during the nine months ended September 30, 2015.

Net loans receivable increased $16.7 million at September 30, 2015 compared to December 31, 2014. The Bank originated $57.3 million of loans, received payments of $36.3 million, and originated and sold $4.3 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses totaled $2.8 million and decreased $19,000 compared to December 31, 2014. The decrease is due to net charge-offs totaling $1.1 million related to nonperforming loans during the current year period, substantially offset by recording a provision for loan losses of $1.1 million. The charge-offs primarily included certain loans that were subsequently transferred to foreclosed assets held for sale as a result of a formal process of foreclosure or through a deed-in-lieu from the borrower, and loans which are currently in the process of foreclosure. These charge-offs included certain loans that management had evaluated individually for impairment in prior periods and had specific reserves totaling $474,000 at December 31, 2014. The increased charge-offs above the previously recorded level of specific reserves was due to actual realtor listing prices, updated selling costs and additional loan relationships that were foreclosed on, or are in the process of foreclosure. Specific reserves are charged off, in whole or in part, as the probability of loss becomes more likely, or reversed if the borrower’s financial condition and or collateral values improve to a level where the specific reserve is no longer needed.

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

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	September 30, 2015		December 31, 2014
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$176,139	59.66%	$169,676	61.67%
Residential construction loans	5,451	1.85%	2,922	1.06%
Multi-family residential	12,639	4.28%	12,203	4.43%
Nonresidential real estate/land(2)	80,971	27.43%	71,795	26.09%
Total mortgage loans	275,200	93.22%	256,596	93.25%
Other loans:
Consumer loans(3)	1,962	0.66%	2,311	0.84%
Commercial business loans	18,062	6.12%	16,275	5.91%
Total other loans	20,024	6.78%	18,586	6.75%
Total loans before net items	295,224	100.00%	275,182	100.00%
Less:
Loans in process	9,355		6,121
Deferred loan origination fees	762		683
Allowance for loan losses	2,750		2,769
Total loans receivable, net	$282,357		$265,609

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.0 million at September 30, 2015 and $14.7 million at December 31, 2014. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $25.8 million at September 30, 2015 and $26.2 million at December 31, 2014.
(3)	Includes land loans of $3.3 million at September 30, 2015 and $2.9 million for December 31, 2014.
(4)	Includes second mortgage loans of $343 at September 30, 2015 and $415 at December 31, 2014.

Foreclosed assets held for sale totaled $116,000 at September 30, 2015, a decrease of $63,000, compared to $179,000 at December 31, 2014. The decrease in foreclosed assets during the current year period was due to sales totaling $354,000 that resulted in a net loss of $84,000 and a $22,000 increase in write-downs partially offset by the addition of properties totaling $308,000. There was no related sales activity in the prior year period. The properties added to foreclosed assets during the current year period have been listed with realtors within the Bank’s market area in order to obtain competitive offers from prospective buyers. Management has been diligently working to sell these properties in a timely manner to minimize both additional losses and carrying costs. Total impaired assets were $4.2 million, or 1.00% of total assets at September 30, 2015, compared to $3.6 million, or 0.87% of total assets December 31, 2014.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2014. Management believes that there were no interim impairment indicators that would require another evaluation at September 30, 2015.

Deposits totaled $353.2 million at September 30, 2015, an increase of $4.3 million, or 1.2%, from $348.9 million at December 31, 2014. This increase includes an increase of $1.7 million in demand deposits, a $1.7 million increase in savings and money market balances and an increase of $1.0 million in time deposits. The increase in savings and money market balances is due to our customers’ preference to maintain liquid deposits, rather than invest in low yielding fixed-rate term certificates, in order to take advantage of expected future rate increases. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased by $1.6 million and totaled $5.4 million at September 30, 2015. The decrease was due to a decline in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both September 30, 2015 and December 31, 2014.

Advances from the Federal Home Loan Bank (FHLB) totaled $21.0 million at September 30, 2015, and increased by $4.6 million compared to December 31, 2014, primarily due to an increase in fixed-rate term advances. The increase includes three new fixed-rate advances totaling $9.0 million, and $52,000 related to the amortization of prepayment penalties, partially offset by two maturing advances totaling $4.5 million. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.96% at September 30, 2015 compared to 2.58% at December 31, 2014.

Stockholders’ equity decreased by $266,000 during the period ended September 30, 2015. This decrease was due to $742,000 in shareholder dividends, a $313,000 decrease in unrealized gains on available-for-sale securities and purchases of treasury stock totaling $338,000, partially offset by net income of $1.1 million.

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

	For the three months ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$277,450	$2,933	4.23%	$260,467	$2,804	4.31%
Investment securities(2)	113,391	651	2.30%	117,023	749	2.56%
Interest-earning deposits(3)	9,317	43	1.85%	13,287	45	1.35%
Total interest-earning assets	400,158	3,627	3.63%	390,777	3,598	3.68%
Noninterest-earning assets	24,387			23,844
Total assets	$424,545			$414,621
Interest-bearing liabilities:
Deposits	$354,174	$395	0.45%	$348,217	$390	0.45%
Other short-term borrowings	6,429	2	0.12%	6,322	2	0.13%
Borrowings	20,095	83	1.65%	16,407	108	2.63%
Total interest-bearing liabilities	380,698	480	0.50%	370,946	500	0.54%
Noninterest-bearing liabilities	4,104			3,488
Total liabilities	384,802			374,434
Stockholders’ equity	39,743			40,187
Total liabilities and stockholders’ equity	$424,545			$414,621
Net interest income		$3,147			$3,098
Interest rate spread(4)			3.13%			3.14%
Net yield on interest-earning assets(5)			3.15%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.11%			105.35%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General

Net income for the three months ended September 30, 2015, totaled $372,000, reflecting a decrease of $235,000, from $607,000 for the three month period ended September 30, 2014. The decrease in net income was due to an increase in both the provision for loan losses and noninterest expense, partially offset by an increase in net interest income and noninterest income and a decrease in the provision for federal income taxes.

Interest Income

Interest income increased $29,000, and totaled $3.6 million for both of the three month periods ended September 30, 2015 and September 30, 2014. The increase was primarily due to a $9.4 million increase in the average balance of interest-earning assets from $390.8 million in the 2014 period to $400.2 million for the 2015 period. The increase in the average balance of interest-earning assets was partially offset by a 5 basis point decline in weighted-average yield from 3.68% for the three months ended September 30, 2014, to 3.63% for the three months ended September 30, 2015.

Interest income on loans was $2.9 million for the three month period ended September 30, 2015, and increased $129,000 compared to the three month period ended September 30, 2014. This increase was primarily due to $17.0 million increase in the average balance of loans from $260.5 million in the 2014 period to $277.5 million for the 2015 period. The increase in the average balance of loans outstanding was partially offset by an 8 basis point decrease in the weighted-average yield from 4.31% for the three months ended September 30, 2014 to 4.23% for the three months ended September 30, 2015, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates.

Interest income on securities decreased $98,000 during the three months ended September 30, 2015, compared to the same period in 2014. This decrease was due to both a decrease in the weighted-average rate and a decrease in the average balance. The weighted-average rate decreased 26 basis points from 2.56% in the 2014 period to 2.30% for the 2015 period, while the average balance decreased $3.6 million during this same period. The decrease in yield was primarily due to an increase in prepayments causing an increase in premium amortization for the quarter, while the decrease in the average balance was due to investing excess cash into the loan portfolio.

Dividends on Federal Home Loan Bank stock and other income decreased $2,000 for the three months ended September 30, 2015 compared to September 30, 2014. The decrease was due to a $4.0 million decrease in the average balance from $13.3 million in the 2014 period to $9.3 million in the 2015 period. This decrease was partially offset by a 50 basis point increase in the weighted-average rate from 1.35% in the 2014 period to 1.85% in the 2015 period.

Interest Expense

Interest expense totaled $480,000 for the three month period ended September 30, 2015, a decrease of $20,000 from $500,000 for the three month period ended September 30, 2014. The decrease was due to a 4 basis point decrease in the weighted-average cost of funds from 0.54% in the 2014 period to 0.50% in the current year period, partially offset by a $9.8 million increase in the average balance of total interest-bearing liabilities from $370.9 million in the 2014 period to $380.7 million in the 2015 period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended September 30, 2015 totaled $395,000, and increased $5,000 from $390,000 for the same period in the previous year. The increase was due to a $6.0 million increase in the average balance from $348.2 million in the 2014 period to $354.2 million in the 2015 period. The weighted-average cost of deposits was 0.45% for both the 2015 and 2014 periods. The increase in interest expense on deposits is mainly due to an increase in the average balance, combined with the effect of competitive conditions and overall market conditions that resulted in no further decrease in the cost of deposits.

Interest expense on other short-term borrowings totaled $2,000 for both of the three month periods ended September 30, 2015, and September 30, 2014. The weighted-average cost of short-term borrowings decreased 1 bp from 0.13% in the 2014 period to 0.12% in the 2015 periods. This decrease in the weighted-average cost was fully offset by a $107,000 increase in the average balance of short-term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $83,000 for the three month period ended September 30, 2015, a decrease of $25,000 from $108,000 in the 2014 period. The decrease was primarily due to a 98 basis point decrease in the weighted-average cost from 2.63% in the 2014 period to 1.65% in the 2015 period. The decrease in the weighted-average cost was partially offset by a $3.7 million increase in the average balance outstanding from $16.4 million in the 2014 period to $20.1 million in the 2015 period. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the increase in the average balance was due to the addition of new lower cost fixed-rate term advances in excess of the scheduled maturities of fixed-rate term advances.

Net Interest Income

Net interest income totaled $3.1 million for the three months ended September 30, 2015, and increased $49,000 compared to the three month period ended September 30, 2014. The increase in net interest income was primarily due to a $9.4 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year quarter. The increase in the average balance of earning assets was substantially due to a $17.0 million increase in the average balance of higher yielding loans, partially offset by a $7.6 million decline in lower yielding investments and interest-earning deposits compared to the prior year quarter. This increase was partially offset by a 1 basis point decline in the net interest spread from 3.14% at September 30, 2014 to 3.13% at September 30, 2015. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities, continuing a trend over recent periods that is reflective of increasing interest rate risk in the economic environment in general and for financial institutions in particular. During the three months ended September 30, 2015, the yield on earning assets decreased 5 basis points, while the rate paid on interest-bearing liabilities decreased 4 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by an increase in higher yielding loan balances. The decrease in the cost of funds from the prior year period, was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

Management recorded a $357,000 provision for loan losses for the three month period ended September 30, 2015, compared to a provision of $195,000 for the three month period ended September 30, 2014. The increase is primarily due to increased charge-offs, and increased loan growth compared to the prior year quarter. Charge-offs totaled $278,000 for the three months ended September 30, 2015, as previously discussed, and increased $264,000, compared to $14,000 for the 2014 quarter. During the three months ended September 30, 2015, gross loans increased by $9.9 million, compared to an increase of $1.2 million for the same period in 2014.

Noninterest Income

Noninterest income totaled $538,000 for the three month period ended September 30, 2015, an increase of $15,000, from $523,000 for the same period in 2014. The increase was primarily due to an $18,000 increase in service fees, charges and other operating income generated from increased service charges on deposit accounts.

Noninterest Expense

Noninterest expense totaled $2.9 million for three month period ended September 30, 2015, an increase of $237,000 from $2.6 million for the three months ended September 30, 2014. This increase includes a $111,000 increase in salaries and employee benefits, a $58,000 increase in occupancy and equipment expense and a $48,000 increase in other noninterest expense. The increase in salaries and employee benefits was primarily due to increased compensation as a result of merit increases and the addition of staff to support technology upgrades and higher post-retirement benefit costs. These increases were partially offset by a decrease in the Bank’s matching 401k contribution due to lower employee deferrals. The increase in occupancy and equipment expense was due to increases in building repairs and maintenance costs, an increase in non-capital furniture and fixture costs and an increase in depreciation expense compared to the prior year quarter. The increase in other noninterest expense was due to higher legal costs related to nonperforming loans, and higher real estate owned expense as result of an increase in properties maintained in foreclosed assets held for sale, higher advertising expense and higher stationary printing and supplies expense. These increases were partially offset by lower special services expense and lower audit expense compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $77,000 for the three month period ended September 30, 2015, a decrease of $100,000 compared to $177,000 for three month period ended September 30, 2014. The decrease was primarily due to a $335,000 decrease in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year quarter was 17.15% compared to 22.58% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General

Net income for the nine months ended September 30, 2015, totaled $1.1 million, a decrease of $922,000, from $2.0 million for the nine month period ended September 30, 2014. The decrease in net income was due to a decrease in net interest income, and an increase in both the provision for loan losses and noninterest expense, partially offset by an increase in noninterest income and a decrease in the provision for federal income taxes.

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

	For the nine months ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$270,802	$8,598	4.23%	$261,248	$8,573	4.38%
Investment securities(2)	113,983	2,043	2.39%	115,140	2,312	2.68%
Interest-earning deposits(3)	12,227	132	1.44%	13,049	146	1.49%
Total interest-earning assets	397,012	10,773	3.62%	389,437	11,031	3.78%
Noninterest-earning assets	24,288			23,565
Total assets	$421,300			$413,002
Interest-bearing liabilities:
Deposits	$351,421	$1,189	0.45%	$343,514	$1,178	0.46%
Other short-term borrowings	6,724	7	0.14%	6,273	7	0.15%
Borrowings	18,585	273	1.96%	19,565	387	2.64%
Total interest-bearing liabilities	376,730	1,469	0.52%	369,352	1,572	0.57%
Noninterest-bearing liabilities	4,505			4,025
Total liabilities	381,235			373,377
Stockholders’ equity	40,065			39,625
Total liabilities and stockholders’ equity	$421,300			$413,002
Net interest income		$9,304			$9,459
Interest rate spread(4)			3.10%			3.21%
Net yield on interest-earning assets(5)			3.12%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.38%			105.44%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income decreased $258,000 and totaled $10.8 million for the nine months ended September 30, 2015, compared to the same period in 2014. The decrease was primarily due to a 16 basis point decrease in the weighted-average yield on interest-earning assets from 3.78% in the 2014 period to 3.62% for the 2015 period, partially offset by a $7.6 million increase in the average balance of interest-earning assets from $389.4 million in the 2014 period to $397.0 million for the 2015 period.

Interest income on loans was $8.6 million for the nine months ended September 30, 2015, and increased $25,000 compared to the nine months ended September 30, 2014. This increase was primarily due to a $9.6 million increase in the average balance of loans from $261.2 million in the 2014 period to $270.8 million in the 2015 period. The increase in the average balance was partially offset by a 15 basis point decrease in the weighted-average yield from 4.38% for the nine months ended September 30, 2014 to 4.23% for the nine months ended September 30, 2015, as a result of lower origination yields and the amortization, prepayment and repricing of higher yielding loans due to the low level of market interest rates.

Interest income on securities decreased $269,000 during the nine months ended September 30, 2015, compared to the same period in 2014. This decrease was due to a 29 basis point decrease in the weighted-average rate from 2.68% in the 2014 period to 2.39% for the 2015 period, and a $1.2 million decrease in the average balance. The decrease in yield was due to lower reinvestment yields on purchases that replaced higher yielding securities and an increase in the speed of prepayments causing an increase in premium amortization for the current year period, while the decrease in the average balance was due to investing excess cash into the loan portfolio.

Dividends on Federal Home Loan Bank stock and other income totaled $132,000 for the nine months ended September 30, 2015, and decreased $14,000 compared to the nine months ended September 30, 2014. The decrease was due to a 5 basis point decrease in the weighted-average rate from 1.49% in the 2014 period to 1.44% in the 2015 period, and a $822,000 decrease in the average balance.

Interest Expense

Interest expense totaled $1.5 million for the nine month period ended September 30, 2015, a decrease of $103,000, or 6.6%, from $1.6 million for the nine month period ended September 30, 2014. The decrease was due to a 5 basis point decrease in the weighted-average cost of funds from 0.57% in the 2014 period to 0.52% in the current year period, partially offset by a $7.4 million increase in the average balance of total interest-bearing liabilities from $369.3 million in the 2014 period to $376.7 million in the 2015 period.

Interest expense on deposits for the nine month period ended September 30, 2015 totaled $1.2 million, an increase of $11,000 compared to the same period in the previous year. The increase was mainly due to an $7.9 million increase in the average balance from $343.5 million in the 2014 period to $351.4 million in the 2015 period, partially offset by a 1 basis point decrease in the weighted-average cost of deposits, from 0.46% in the 2014 period to 0.45% for the 2015 period. The limited decrease in the average cost of deposits reflects increased competition in the local market for deposits and general market conditions where depositors are seeking higher yields.

Interest expense on other short-term borrowings totaled $7,000 for both of the nine month periods ended September 30, 2015, and 2014. The weighted-average cost decreased 1 basis point from 0.15% in the 2014

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

period to 0.14% in the 2015 period, which was offset by a $451,000 increase in the average balance of other short-term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $273,000 for the nine month period ended September 30, 2015, and decreased $114,000 from $387,000 in the 2014 period. The decrease was due to a 68 basis point decrease in the weighted-average cost from 2.64% in the 2014 period to 1.96% in the 2015 period, and a $980,000 decrease in the average balance outstanding. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to not fully replacing scheduled maturities of fixed-rate term advances.

Net Interest Income

Net interest income totaled $9.3 million for the nine month period ended September 30, 2015, a decrease of $155,000 from the nine month period ended September 30, 2014. The decrease in net interest income was mainly due to an 11 basis point decrease in the net interest rate spread, from 3.21% at September 30, 2014 to 3.10% at September 30, 2015. The decrease in the net interest spread is a result of yields on earning assets declining more than the rate paid on interest-bearing liabilities, continuing a trend over recent periods that is reflective of increasing interest rate risk in the economic environment in general and for financial institutions in particular. During the nine months ended September 30, 2015, the yield on earning assets decreased 16 basis points, while the rate paid on interest-bearing liabilities decreased 5 basis points, compared to the same period last year. The yield on earning assets was negatively impacted as a result of reduced origination yields, amortization, prepayment and repricing of higher yielding adjustable rate loans due to the low level of market interest rates, and security purchases at lower yields than in the prior year period, partially offset by an increase in higher yielding loan balances. The decrease in the cost of funds from the prior year period was mainly due to a continuing preference by customers in the current low interest rate environment for lower cost and more liquid deposit accounts over longer term certificate accounts and management’s continuing strategy of limiting competition for higher cost term deposits by focusing on relationship balances.

Provision for Loan Losses

Management recorded a $1.1 million provision for loan losses for the nine month period ended September 30, 2015, compared to a $282,000 provision for the nine month period ended September 30, 2014. The increase was primarily due to increased charge-offs compared to the prior year period. During the nine months ended September 30, 2015 charge-offs totaled $1.1 million, an increase of $740,000, compared to charge-offs of $397,000 in the prior year period. The increased charge-offs were primarily related to nonperforming loans that were subsequently transferred to foreclosed assets held for sale and additional loan relationships which have been or are currently proceeding through the foreclosure process.

Noninterest Income

Noninterest income totaled $1.4 million, for the nine months ended September 30, 2015, an increase of $44,000, from the same period in 2014. The increase was primarily due to a $93,000 increase in service fees, charges and other operating income, partially offset by a $50,000 decrease in gain on sale of residential mortgage loans. The increase in service fees, charges and other operating income was primarily due to an increase in fees from deposit service charges compared to the prior year period. The decrease in gain on sale of residential mortgage loans was primarily due to a decrease in loans sold compared to the prior year period due to less favorable pricing.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Noninterest Expense

Noninterest expense totaled $8.4 million for nine months ended September 30, 2015, and increased $428,000, compared to the nine months ended September 30, 2014. This increase includes a $252,000 increase in salaries and employee benefits, an $84,000 increase in loss on sale of foreclosed assets held for sale, and an $84,000 increase in other noninterest expense, partially offset by a $38,000 decrease in amortization of intangible assets. The increase in salaries and employee benefits was primarily due to increased compensation as a result of merit increases and the addition of new positions to support our transition from a transaction-oriented thrift culture, and implement technology upgrades to facilitate more efficient customer service and operations coupled with higher post-retirement benefit costs. Other increases include pension cost and an increase in Board committee fees, partially offset by a decrease in healthcare costs compared to the prior year period. The increase in loss on sale of foreclosed assets held for sale due to selling several related properties during the 2015 period compared to no sales in 2014 period. The increase in other noninterest expense was primarily due to increased legal expense related to nonperforming loans, bank service charges, loss and maintenance expense on real estate owned and foreclosure expense related to an increase in foreclosed assets held for sale, and charitable contributions, partially offset by lower special services and audit fees compared to the prior year period. The decrease in amortization expense was due to the related intangible asset becoming fully amortized in May of 2014, resulting in five months of scheduled amortization in the prior year period compared to no amortization in the current year period.

Federal Income Taxes

Federal income tax expense totaled $226,000 for the nine month period ended September 30, 2015, a decrease of $406,000 compared to $632,000 for nine month period ended September 30, 2014. The decrease was primarily due to a $1.3 million decrease in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year period was 17.64% compared to 24.22% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

Date: November 2, 2015	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date: November 2, 2015	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer