Form 10-K
period 2015-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2016-03-11
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 1, 2016, the latest practicable date, there were 2,781,839 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on June 30, 2015, as reported on the Nasdaq Global Market, was approximately $33.9 million.

Wayne Savings Bancshares, Inc.

Form 10-K

For the Year Ended December 31, 2015

1

Index

PART I

ITEM 1.          Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary thrift holding company for Wayne Savings Community Bank (the “Bank”). The only significant asset of the Company is its investment in the Bank. The Bank conducts its business from eleven full-service locations. The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767. At December 31, 2015, the Company had total assets of $433.6 million, total deposits of $362.4 million, and stockholders’ equity of $39.9 million, or 9.2% of total assets.

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

The Bank’s primary objective for the loan portfolio is to pursue and maintain a diversified composition of mortgage, commercial and consumer loans to manage both risk and return, while meeting the needs of the markets we serve. A secondary objective is to continue shifting the longer duration, lower yielding mortgage loans and securities into adjustable rate commercial loans. Mortgage loans and refinancings caused by the low interest rate environment generated a $26.6 million increase in one-to-four family residential mortgage loans from $153.1 million, or 64.3% of the total loan portfolio at December 31, 2011, to $179.7 million, or 59.0% of the total loan portfolio, at December 31, 2015. This increase was mainly due to growth in our 15 year fixed-rate mortgage product and our 30 year one-to-four family residential construction loans as interest rates remained at their historic low levels during the period. Over the previous five fiscal periods, commercial business lending and commercial lending collateralized by multi-family properties increased by $7.5 million and $3.9 million, respectively. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans. The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross sell its varied product offerings. This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities. Loan demand increased during the current year due to the low interest rate environment and increased sales efforts in the commercial lending division resulting in an increase in the loan portfolio funded by a decrease in cash and cash equivalents and increased deposit balances.

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

Stark County, located directly east of Wayne County, is characterized by a diverse economy that includes a rich manufacturing heritage, which results in the production of a wide variety of products. In addition to manufacturing, Stark County also has a strong agricultural base including the production of dairy products. The major employers in North Canton are Diebold Incorporated (a major manufacturer of bank security products and automated teller machines), the Timken Company (a world-wide manufacturer of tapered roller bearings and power transmission components and systems) and the Timken Steel Company (a world-wide manufacturer specialty steels). Jackson Township is the home to the Westfield Belden Village

Index

Shopping Center, while Plain Township is a residential and agricultural area with a few widely scattered light industries. North Canton is the location of one of the Bank’s branches.

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

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less. At December 31, 2015, approximately $150.0 million, or 49.2%, of the Company’s total loans consisted of loans with adjustable interest rates.

The Company continues to actively originate fixed-rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties. One-to-four family fixed-rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed-rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments. In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the years ended December 31, 2015 and December 31, 2014, the Company sold $5.9 million and $6.6 million, respectively, of fixed-rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers. The Company retains servicing on its sold mortgage loans. The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base. The Company has four experienced commercial lenders to manage this portfolio. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Overall, commercial business loans increased to $18.0 million at December 31, 2015, as compared to $10.5 million at December 31, 2011, nonresidential real estate and land loans increased from $62.9 million, or 26.4% of the total loan portfolio at December 31, 2011, to $86.5 million, or 28.4% of the total loan portfolio at December 31, 2015.

Index

Analysis of Loan Portfolio. Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$179,732	58.97%	$169,676	61.67%	$166,728	62.02%	$160,910	63.25%	$153,064	64.30%
Residential construction loans	6,177	2.03%	2,922	1.06%	4,951	1.84%	2,170	0.85%	753	0.32%
Multi-family residential	12,474	4.09%	12,203	4.43%	14,011	5.21%	9,790	3.85%	8,589	3.61%
Nonresidential real estate/land(2)	86,470	28.37%	71,795	26.09%	67,133	24.97%	65,761	25.85%	62,864	26.41%
Total mortgage loans	284,853	93.46%	256,596	93.25%	252,823	94.04%	238,631	93.80%	225,270	94.63%
Other loans:
Consumer loans(3)	1,904	0.62%	2,311	0.84%	1,110	0.41%	1,517	0.60%	2,257	0.95%
Commercial business loans	18,031	5.92%	16,275	5.91%	14,915	5.55%	14,245	5.60%	10,526	4.42%
Total other loans	19,935	6.54%	18,586	6.75%	16,025	5.96%	15,762	6.20%	12,783	5.37%
Total loans before net items	304,788	100.00%	275,182	100.00%	268,848	100.00%	254,393	100.00%	238,053	100.00%
Less:
Loans in process	8,065		6,121		4,217		2,647		1,691
Deferred loan origination fees	765		683		682		569		409
Allowance for loan losses	2,837		2,769		2,819		3,328		3,854
Total loans receivable, net	$293,121		$265,609		$261,130		$247,849		$232,099

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.3 million, $14.7 million, $14.3 million, $14.8 million and $15.9 million, as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $3.6 million, $2.9 million, $2.7 million, $2.3 million and $2.7 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(3)	Includes second mortgage loans of $332,000, $415,000, $566,000, $683,000 and $1.2 million, as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Index

Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of December 31, 2015, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
Mortgage loans:
One-to-four family residential:
Adjustable	$26,848	$12,209	$7,914	$—	$—	$—	$46,971
Fixed	1,164	1,186	683	25,184	62,486	42,058	132,761
Construction:
Adjustable	14	—	—	—	—	—	14
Fixed	—	—	—	—	1,572	4,591	6,163
Multi-family residential, nonresidential and land:
Adjustable	20,750	31,054	38,732	—	—	—	90,536
Fixed	1,647	278	90	685	5,708	—	8,408
Other loans:
Commercial business loans	8,372	2,024	5,403	2,181	51	—	18,031
Consumer	362	379	768	235	160	—	1,904

Total loans	$59,157	$47,130	$53,590	$28,285	$69,977	$46,649	$304,788

The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable rate loans maturing or repricing after December 31, 2016.

	Fixed	Adjustable
	(In thousands)
Mortgage loans:
One-to-four family residential	$131,597	$20,123
Construction	6,163	—
Multi-family, nonresidential and land	6,761	69,786
Consumer	1,529	13
Commercial business	5,618	4,041
Total loans	$151,668	$93,963

One-to-Four Family Residential Real Estate Loans. A significant part of the Company’s lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area. The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties. The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area. At December 31, 2015, the Company had $179.7 million, or 59.0%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

Index

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

Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions. The Company’s fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company’s one-to-four family residential portfolio has increased $10.1 million or 5.9%, from December 31, 2014, to December 31, 2015. Sales into the secondary market were $5.9 million and $6.6 million for the years ended December 31, 2015 and 2014, respectively. Such sales generally constituted current period originations. There were no loans identified as held-for-sale at December 31, 2015, 2014, 2013, 2012 or 2011.

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

The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully indexed interest rate. All loans require monthly principal and interest payments and negative amortization is not permitted. One-to-four family residential ARM loans totaled $47.0 million, or 15.4% of the Company’s total loan portfolio at December 31, 2015.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of December 31, 2015, the Company’s home equity loan portfolio totaled $15.3 million, or 8.5%, of its one-to-four family mortgage loan portfolio.

Index

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

Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $12.5 million, or 4.1%, of the Company’s total loan portfolio at December 31, 2015. The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At December 31, 2015, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $542,000 At December 31, 2015, the Company’s largest multi-family real estate loan had a principal balance of $2.8 million. Multi-family real estate loans currently are offered with adjustable interest rates or short-term balloon maturities, although in the past the Company originated fixed-rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not have any multi-family real estate construction loans.

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

Nonresidential Real Estate and Land Loans. Loans secured by nonresidential real estate constituted approximately $86.5 million, or 28.4%, of the Company’s total loan portfolio at December 31, 2015 compared to $71.8 million or 26.1% of the total loan portfolio at December 31, 2014. The Company has continued its strategy to diversify the loan portfolio and has experienced growth in loan demand over the past year. The Company’s nonresidential real estate loans are secured by improved property such as offices, small business facilities, and other nonresidential buildings. At December 31, 2015, approximately $52.9 million, or 82.5%, of these loans are borrower occupied. At December 31, 2015, most of the Company’s nonresidential real estate loans were secured by properties located within the Company’s market area. The Company’s largest nonresidential real estate loan at December 31, 2015 had a principal balance of $3.0 million and the average balance of such loans was $386,000. The terms of each nonresidential real estate loan are negotiated on a case-by-case basis. Nonresidential real estate loans are currently offered with adjustable interest rates or short-term balloon maturities, although in the past the Company has originated fixed-rate, long-term, nonresidential real estate loans. Nonresidential real estate loans originated by the Company

Index

generally amortize over 15 to 25 years. The Company currently does not emphasize nonresidential real estate construction loans. Included in the loan tables above are nonresidential construction loans totaling $4.2 million which were undisbursed at December 31, 2015.

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

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originates loans to commercial customers with land held as the collateral. Also included in this total were developed building lots of approximately $115,000. Land loans totaled $3.6 million at December 31, 2015.

Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property. At December 31, 2015, the Company had $6.2 million of its total loan portfolio invested in construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans. Commercial business loans totaled $18.0 million, or 5.9% of the Company’s total loan portfolio at December 31, 2015. The Company has four experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

As of December 31, 2015, consumer loans totaled $1.9 million, or 0.6%, of the Company’s total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed-rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years.

Index

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 85% or less. Such loans are offered on a fixed-rate basis with terms of up to ten years. At December 31, 2015, second mortgage loans totaled $332,000, or 0.2%, of one-to-four family mortgage loans.

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

Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company’s normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Conventional mortgage loans up to $240,000 can be approved by the mortgage loan underwriter. The mortgage department manager and mortgage department underwriter can also both approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000. All loans up to $300,000 can be approved by the Vice President, Commercial Lending. Any loans between $300,000 and $500,000 must be approved by the Senior Vice President/Senior Loan Officer or the President and Chief Executive Officer. The Loan Committee must approve loans from $500,000 to $3.0 million and loans in excess of $3.0 million must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority. All approvals are subsequently ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2015, the Company had commitments to originate $2.1 million of loans.

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

Index

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	December 31,
	2015	2014	2013
	(In thousands)
Total loans receivable, net at beginning of period	$265,609	$261,130	$247,849
Loans originated:
One-to-four family residential(1)(2)	46,360	32,257	41,048
Multi-family residential	1,709	—	6,861
Nonresidential real estate/land(2)	8,674	10,186	16,330
Consumer loans	901	645	261
Commercial loans	6,930	5,599	7,315
Total loans originated	64,574	48,687	71,815
Loans sold:
Whole loans	(5,877)	(6,595)	(7,335)
Total loans sold	(5,877)	(6,595)	(7,335)
Mortgage loans transferred to REO	(308)	(330)	(50)
Loan repayments	(30,877)	(37,283)	(51,149)
Total loans receivable, net at end of period	$293,121	$265,609	$261,130

(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with FASB ASC 310-20. To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2015, the Company had $765,000 in deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Company recognized fees and service charges of $1.4 million for the year ended December 31, 2015, $1.3 million for the year ended December 31, 2014, and $1.2 million for the year ended December 31, 2013.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2015, the Company’s largest

Index

concentration of loans to one borrower totaled $4.7 million. All of the loans in this concentration were current in accordance with their original terms at December 31, 2015. The Company had no loans at December 31, 2015, which exceeded the loans to one borrower regulations.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The exception to this rule is a Troubled Debt Restructured loan or “TDR”. A loan is considered a TDR when the Bank concedes to terms normally not extended to a borrower experiencing a financial hardship. With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried at the lower of cost or fair value. At December 31, 2015, the Company had $3.9 million of impaired loans, of which $2.8 million were performing in accordance with their terms at such date.

At December 31, 2015, the Company had nonperforming loans totaling $1.9 million comprised of $1.7 million in one-to-four family residential mortgage loans and $208,000 in nonresidential real estate loans. The ratio of nonperforming and impaired loans to loans receivable was 1.7% at December 31, 2015. At December 31, 2015, the largest nonperforming residential real estate loan totaled $150,000. In the opinion of management, as of December 31, 2015, no significant unreserved loss is anticipated on any nonperforming loan. At December 31, 2014, the Company had nonperforming loans of $3.2 million and a ratio of nonperforming and impaired loans to loans receivable of 2.7%. Of the nonperforming loans at December 31, 2014, $2.7 million were one-to-four family residential mortgage loans, nonresidential real estate loans of $350,000 and commercial loans totaled $96,000. The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.

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

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family residential	$1,733	$2,740	$1,851	$2,097	$2,433
All other mortgage loans	—	—	—	—	—
Nonresidential real estate loans	208	350	1,045	3,123	3,271
Non-mortgage loans:
Commercial business loans	—	96	2	32	92
Consumer	—	—	—	4	12
Total non-accrual loans	1,941	3,186	2,898	5,256	5,808
Accruing loans 90 days or more delinquent	—	—	—	—	—
Total nonperforming loans (1)	1,941	3,186	2,898	5,256	5,808
Loans deemed impaired (2)	2,888	3,850	8,698	9,225	5,145
Total nonperforming and impaired loans	4,829	7,036	11,596	14,481	10,953
Total real estate owned (3)	14	179	—	318	1,283
Total nonperforming and impaired assets	$4,843	$7,215	$11,596	$14,799	$12,236
Total nonperforming and impaired loans to net loans receivable	1.65%	2.65%	4.44%	5.84%	4.72%
Total nonperforming and impaired loans to total assets	1.11%	1.68%	2.83%	3.60%	2.67%
Total nonperforming and impaired assets to total assets	1.12%	1.73%	2.83%	3.68%	2.98%

(1)	Includes $385,000 of impaired loans at December 31, 2015.
(2)	Includes loans deemed impaired of $3.0 million at December 31, 2015 that were performing as of such date.
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the years ended December 31, 2015 and December 31, 2014, gross interest income of $155,000 and $125,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $16,000 and $45,000 for the years ended December 31, 2015 and December 31, 2014, respectively. The Company recognized interest income on impaired loans for the years ended December 31, 2015 and December 31, 2014 of $172,000 and $103,000, respectively.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Loans past due 60-89 days	$329	$495	$292	$341	$289
Loans past due 90 days or more	1,112	1,786	1,435	2,501	2,784
Total past due 90 days or more	$1,441	$2,281	$1,727	$2,842	$3,073

Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the FDIC to be of lesser quality as “substandard,”

Index

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Substandard assets (1)	$8,035	$9,696	$11,081	$14,798	$13,354
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$8,035	$9,696	$11,081	$14,798	$13,354

(1)	Includes REO, if any at the dates indicated.

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

During the years ended December 31, 2015, 2014, and 2013, the Company added $1,175,000, $333,000 and $220,000, respectively, to the provision for loan losses. The Company’s allowance for loan losses totaled $2.8 million for each of the three years ended December 31, 2015, 2014 and 2013. The provision for loan losses in the years ended December 31, 2015, 2014 and 2013 was based on the level of nonperforming loans and charge-offs, as well as the size and risk profile of the loan portfolio and assessments of internal and external factors as prescribed by regulation. While management believes that the Company’s

Index

current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management’s knowledge, all known losses as of December 31, 2015, have been recorded.

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans receivable, gross	$295,958	$268,378	$263,949	$251,177	$235,953
Average loans receivable, net	274,979	261,683	251,156	235,894	233,374
Allowance balance, at beginning of period	2,769	2,819	3,328	3,854	3,203
Provision for losses:	1,175	333	220	773	806
Mortgage loans:
One-to-four family	(1,158)	(38)	(130)	(146)	(157)
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	—	(261)	(621)	(1,199)	—
Other loans:
Consumer	—	—	(2)	(11)	—
Commercial	—	(112)	—	(1)	—
Gross charge-offs	(1,158)	(411)	(753)	(1,357)	(157)
Recoveries:
Mortgage loans:
One-to-four family	47	8	10	42	—
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Nonresidential real estate and land	—	17		—	—
Other loans:
Consumer	3	1	12	1	2
Commercial	1	2	2	15	—
Gross recoveries	51	28	24	58	2
Net (charge-offs) recoveries	(1,107)	(383)	(729)	(1,299)	(155)

Allowance balance, at end of period	$2,837	$2,769	$2,819	$3,328	$3,854
Allowance for loan losses as a percent of loans receivable, gross at end of period	0.96%	1.03%	1.07%	1.32%	1.63%
Net loan charge-offs (recoveries) as a percent of average loans receivable, net	0.40%	0.15%	0.29%	0.55%	0.07%
Ratio of allowance for loan losses to total non- performing assets at end of period	145.12%	82.29%	97.27%	59.71%	54.35%
Ratio of allowance for loan losses to nonperforming loans at end of period	146.16%	86.91%	97.27%	63.31%	66.36%

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

	December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,346	59.0%	$1,533	61.7%	$1,017	62.0%	$1,122	63.2%	$1,129	64.3%
Residential Construction	—	2.0%	—	1.1%	—	1.8%	—	0.8%	—	0.3%
Multi-family Residential	153	4.1%	131	4.4%	265	5.2%	249	3.9%	77	3.6%
Nonresidential real estate and land	1,057	28.4%	754	26.1%	1,261	25.0%	1,676	25.9%	2,470	26.4%
Other loans:
Consumer	2	0.6%	8	0.8%	5	0.4%	6	0.6%	9	1.0%
Commercial	279	5.9%	343	5.9%	271	5.6%	275	5.6%	169	4.4%
Total allowance for loan losses	$2,837	100.0%	$2,769	100.0%	$2,819	100.0%	$3,328	100.0%	$3,854	100.0%

Index

Investment Activities

The Company’s cash and cash equivalents, consisting of cash and due from banks and interest- bearing deposits due from other financial institutions with original maturities of three months or less, totaled $11.2 million at December 31, 2015, compared to $10.8 million at December 31, 2014, an increase of $373,000. The Company’s investment portfolio is comprised of investment securities, and state and local obligations. The carrying value of the Company’s investment securities totaled $26.2 million at December 31, 2015, compared to $25.4 million at December 31, 2014.

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

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or meeting investment grade credit quality standards in accordance with the Board-approved investment policy and regulatory guidance that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives, to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk and meet Community Reinvestment Act (“CRA”) requirements by investing in specified loan pools. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities. These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). Total mortgage-backed securities, including those designated as available-for-sale, decreased to $77.2 million at December 31, 2015 from $90.0 million at December 31, 2014, primarily due to using the cash flow from principal reductions to fund loan growth during the current year period.

The Company’s holdings of private-label collateralized mortgage obligations totaled $277,000 at December 31, 2015 compared to $502,000 at December 31, 2014. All such securities were rated AAA at the time of purchase and the remaining three holdings continue to be of investment grade. These positions contain collateral that was originated during 2003 or earlier. In addition, management reviews a monthly analysis of actual and projected cash flows for these securities to determine whether or not any other-than-temporary impairment (“OTTI”) exists. At December 31, 2015 and December 31, 2014, no OTTI was identified with respect to these securities.

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

Index

The portfolio of state and municipal obligations is reviewed on a regular basis for classification and impairment in accordance with regulatory and accounting guidance. No impairment was recognized in the portfolio at December 31, 2015 or December 31, 2014 and no obligations were classified at either date.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

	December 31,
	2015		2014		2013
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment portfolio:
U.S. Government and agency obligations	$183	$183	$226	$226	$246	$246
Municipal obligations	25,397	25,931	24,731	25,511	27,240	27,059
Mortgage-backed securities of government- sponsored entities	77,024	77,161	88,616	89,567	81,291	81,737
Private-label collateralized mortgage obligations	274	277	491	502	675	704
Federal Home Loan Bank stock	4,226	4,226	4,226	4,226	5,025	5,025
Total investments	$107,104	$107,778	$118,290	$120,032	$114,477	$114,771

Index

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and average yields for the Company’s investment securities at December 31, 2015. At such date, the Company did not hold any investment securities with maturities in excess of 30 years.

	At December 31, 2015
	Less than one year		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	$—	0.00%	$—	0.00%	$36	0.92%	$147	0.78%
Municipal obligations (tax-equivalent yields)	1,726	5.92%	3,361	4.86%	7,621	4.02%	12,689	5.48%
Mortgage-backed securities of government-sponsored entities	4	5.82%	2,714	3.02%	25,676	2.05%	48,630	2.20%
Private-label collateralized mortgage obligations	—	—	—	—	73	5.00%	201	5.30%
Total investment securities	$1,730	5.92%	$6,075	4.05%	$33,406	2.51%	$61,667	2.90%

	At December 31, 2015
	Total Investment Securities
	Average Life In Years	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	9.95	$183	$183	0.81%
Municipal obligations (tax-equivalent yields)	9.52	25,397	25,931	5.00%
Mortgage-backed securities of government-sponsored entities	11.37	77,024	77,161	2.18%
Private-label collateralized mortgage obligations	15.11	274	277	5.22%
Total investment securities	10.91	$102,878	$103,552	2.90%

Index

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

Deposit Portfolio. Savings and other deposits in the Company as of December 31, 2015, were comprised of the following:

Weighted Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
				(In Thousands)
0.06%	None	Checking accounts	$100	$101,532	28.01%
0.11%	None	Savings accounts	50	80,698	22.27%
0.15%	None	Money market accounts	2,500	51,391	14.18%

		Certificates of Deposit
0.45%	12 months or less	Fixed term, fixed rate	500	17,426	4.81%
0.51%	13 to 24 months	Fixed term, fixed rate	500	24,368	6.72%
0.73%	25 to 36 months	Fixed term, fixed rate	500	6,271	1.73%
1.67%	37 months or more	Fixed term, fixed rate	500	70,422	19.43%
0.18%	Negotiable	Jumbo certificates	100,000	10,319	2.85%
				$362,427	100.00%

Index

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at December 31, 2015	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2014	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2013	Percent of Deposits
	(Dollars in Thousands)
Checking accounts	$101,532	28.01%	$9,611	$91,921	26.34%	$5,969	$85,952	25.46%
Savings accounts	80,698	22.27%	3,431	77,267	22.15%	5,185	72,082	21.35%
Money market accounts	51,391	14.18%	(564)	51,955	14.89%	2,897	49,058	14.53%
Certificates of deposit(1)
Original maturities of:
12 months or less	17,426	4.81%	1,510	15,916	4.56%	2,817	13,099	3.88%
13 to 24 months	24,368	6.72%	(267)	24,635	7.06%	(142)	24,777	7.34%
25 to 36 months	6,271	1.73%	(3,887)	10,158	2.91%	(1,196)	11,354	3.36%
37 months or more	70,422	19.43%	7,875	62,547	17.93%	42	62,505	18.53%
Negotiated jumbo	10,319	2.85%	(4,204)	14,523	4.16%	(4,221)	18,744	5.55%
Total	$362,427	100.00%	$13,505	$348,922	100.00%	$11,351	$337,571	100.00%

(1)	Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances. IRAs totaled $27.3 million, $27.3 million and $28.8 million, as of December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the average dollar amount and weighted-average rate of deposits in the various types of accounts offered by the Company for the periods indicated.

	Year ended December 31, 2015			Year ended December 31, 2014			Year ended December 31, 2013
	Average Balance	Percent of Deposits	Weighted Average Rate	Average Balance	Percent of Deposits	Weighted Average Rate	Average Balance	Percent of Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$40,566	11.52%	0.00%	$33,676	9.77%	0.00%	$28,973	8.82%	0.00%
Checking accounts	53,910	15.30%	0.06%	53,042	15.38%	0.06%	50,542	15.38%	0.05%
Savings accounts	78,976	22.41%	0.11%	75,732	21.97%	0.11%	69,483	21.15%	0.11%
Money market accounts	52,119	14.79%	0.15%	52,038	15.09%	0.15%	48,841	14.86%	0.15%
Certificates of deposit	126,795	35.98%	1.10%	130,282	37.79%	1.06%	130,762	39.79%	1.16%
Total deposits	$352,366	100.00%	0.45%	$344,770	100.00%	0.46%	$328,601	100.00%	0.52%

 Index

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In Thousands)
Rate
0.00 - 2.00%	$120,244	$111,483	$106,648
2.01 - 4.00%	8,552	16,286	23,821
4.01 - 5.00%	10	10	10
Total	$128,806	$127,779	$130,479

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2015.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In Thousands)
Rate
0.00 - 2.00%	$45,606	$29,590	$14,477	$30,571	$120,244
2.01 - 4.00%	1,265	1,162	269	5,856	8,552
4.01 - 5.00%	—	10	—	—	10
Total	$46,871	$30,762	$14,746	$36,427	$128,806

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$10,311
Over three months through six months	2,842
Over six months through twelve months	4,902
Over twelve months	31,132
Total	$49,187

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At December 31, 2015, the Company had $21.0 million in advances outstanding.

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

 Index

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

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$23,998	$22,366	$22,336
Balance at end of period	21,000	16,438	22,336
Average balance	19,878	18,586	21,669
Weighted-average interest rate on:
Balance at end of period	1.32%	2.25%	2.64%
Average balance for period	1.86%	2.58%	2.82%

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Other short-term borrowings:
Maximum month-end balance	$7,189	$7,000	$8,373
Balance at end of period	5,606	7,000	7,212
Average balance	6,406	6,309	6,546
Weighted-average interest rate on:
Balance at end of period	0.15%	0.15%	0.15%
Average balance for period	0.14%	0.15%	0.15%

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

 Index

Subsidiaries

At December 31, 2015, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 104 full-time employees and 10 part-time employees at December 31, 2015. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

 Index

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2015, the Company maintained 74.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. Regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A “well-capitalized” institution can, after prior notice and non-objection by the regulatory authorities, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of December 31, 2015, the Bank was a “well-capitalized” institution.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by federal regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including

 Index

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

Capital Requirements. Banking regulations have established minimum capital guidelines requiring savings institutions to maintain certain capital ratios: a 4.0% Tier I capital ratio (core) to both total risk-weighted and average assets (leverage ratio) and an 8.0% Total Capital (risk-based) to risk-weighted assets ratio through 2015. Total Capital (risk-based) capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill

 Index

and certain mortgage servicing rights. The regulations also require that, in meeting the core, leverage and risk-based capital ratios, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital guidelines for savings institutions require the maintenance of Tier 1 (core) and total capital (which is defined as core capital plus Tier 2 capital) to risk-weighted assets of 4.0% and 8.0%, respectively, for 2015. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk weight assigned by the capital regulations based on the risks which are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 4.0% leverage ratio. The components of Tier 2 capital currently include qualifying subordinated debt and redeemable preferred stock, cumulative perpetual preferred stock, allowance for loan and lease losses, and unrealized gains on available-for-sale equity securities. Allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of total risk-weighted assets. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of core capital.

In July 2013 a final rule was issued by the bank regulatory agencies that revised the leverage and risk-based capital requirements and methods for calculating risk-weighted assets in accordance with the Basel Committee. It requires a capital conservation buffer to be phased in beginning in 2016 at 0.625% per year and increases to 2.50% by the end of 2019, and if not met, will restrict discretionary bonus payments to executive officers. A component of this rule included a one-time “opt-in” or “opt-out” provision to include accumulated other comprehensive income in regulatory capital. Management elected to “opt out” on the March 2015 Call Report remaining consistent with the past reporting.

Prompt Corrective Regulatory Action

Under the regulatory framework for prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized for 2015. At December 31, 2015 the Bank satisfied all requirements for inclusion in the “well-capitalized” category.

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

 Index

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at December 31, 2015, of $4.2 million. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.0% for the year ended December 31, 2015. In the event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Bank’s net interest income will decline.

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

 Index

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

 Index

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

Federal Securities Laws. The Company registered its common stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Since the passage of the Highway Transportation bill in December 2015, savings and loan holding companies are now permitted to delist if they have less than 1,200 shareholders.

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

 Index

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

Retained earnings as of December 31, 2015 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through March 31, 2011 have been closed by statute or examination.

Ohio Taxation. Effective in 2014, the Corporation and the Bank began remitting the Financial Institutions Tax (“FIT”) as a replacement for the Ohio Franchise Tax, which the Bank had filed through 2013. The amount of the “FIT” is 0.8%, based on total equity capital, compared to the Franchise Tax of 1.3% of taxable net worth. The Bank is not currently under audit with respect to its Ohio franchise tax returns.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $180,000. The Company paid Delaware franchise taxes of $34,000 for the year ended December 31, 2015.

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

 Index

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

If one or more of the factors affecting our forward looking statements proves inaccurate, then our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by forward-looking statements contained herein. Therefore, we caution you not to place undue reliance on our forward-looking statements. Except as required by applicable law or regulation, we will not update our forward-looking statements to reflect actual results, performance or achievements.

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

 Index

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

New mortgage lending rules may increase the risk associated with our residential mortgage lending business. Over the course of the past several years, the CFPB has issues numerous rules regarding mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualitied mortgage” may be protected from liability. While we believe that our current loan policy is consistent with the guidance, making the majority of our loans “qualified mortgages,” there is the possibility that in the event of a dispute, regulators or courts may come to a different conclusion and the Bank may be exposed to unexpected liability. Additional rules regarding disclosures and closing documents (the so-called “TILA/RESPA” rules”) took effect in 2015 and created additional compliance and liability risks.

Since the Truth in Lending Act-RESPA Integrated Disclosure (“TRID”) rule became effective for loans originated on or after October 3, 2015, there has been uncertainty in the residential mortgage lending industry regarding whether the Truth in Lending Act’s (“TILA”) liability rules or RESPA’s liability rules would govern TRID violations.  The TRID rule required extensive modifications to the process of closing a federally regulated residential mortgage loan and the systems that support that process among lenders, real estate agents, title insurance agents and attorneys that close residential mortgage loans, and others.  Under TILA, there is a private right of action.  Under RESPA, there is not.  The Mortgage Bankers Association has noted increased secondary market rejection of mortgages which may contain technical TRID violations.  The CFPB issued guidance in the form of a December 29, 2015 letter to the Mortgage Bankers Association clarifying that TILA provisions are determinative of TRID liability.   Although the CFPB guidance provides

 Index

some indication of the CFPB’s intentions for enforcement and interpretation of the TRID rule, the TRID enforcement posture of other mortgage industry participants such as Fannie Mae, Freddie Mac and federal banking regulators like the FDIC is not yet apparent. Management’s assessment and management of TRID compliance risk will evolve as the residential mortgage lending industry gains experience with loan closings, loan purchases and examinations.  The TRID rule, including the cost of compliance and the ultimate impact on the mortgage industry, could adversely impact the Company’s profitability.

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

 Index

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

Goodwill Impairment may adversely impact our results of operations. Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are evaluated for impairment periodically or when impairment indicators are present. Evaluation of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2015.

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

 Index

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

ITEM 1B.          Unresolved Staff Comments

Not applicable.

 Index

ITEM 2.          Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full-service branch offices located in its market area. The following table sets forth information about its offices as of December 31, 2015.

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration

North Market Street Office 151 N. Market Street Wooster, Ohio	Owned	1902	N/A

Cleveland Point Financial Center 1908 Cleveland Road Wooster, Ohio	Owned	1978	N/A

Madison South Office 2024 Millersburg Road Wooster, Ohio	Owned	1999	N/A

Northside Office 543 Riffel Road Wooster, Ohio	Leased	1999	2018

Millersburg Office 90 N. Clay Street Millersburg, Ohio	Owned	1964	N/A

Claremont Avenue Office 233 Claremont Avenue Ashland, Ohio	Owned	1968	N/A

Buehler’s-Sugarbush Office 1055 Sugarbush Drive Ashland, Ohio	Leased	2001	2021

Rittman Office 237 North Main Street Rittman, Ohio	Owned	1972	N/A

Lodi Office 303 Highland Drive Lodi, Ohio	Owned	1980	N/A

North Canton Office 1265 S. Main Street North Canton, Ohio	Owned	1998	N/A

Creston Office 121 N. Main Street Creston, Ohio	Owned	2005	N/A

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

December 31, 2015	High	Low	Cash Dividend Declared
First Quarter	$14.49	$13.07	$0.09
Second Quarter	$14.00	$12.44	$0.09
Third Quarter	$13.50	$12.20	$0.09
Fourth Quarter	$13.50	$11.69	$0.09

December 31, 2014	High	Low	Cash Dividend Declared
First Quarter	$11.75	$10.51	$0.08
Second Quarter	$13.48	$11.24	$0.09
Third Quarter	$13.48	$12.00	$0.09
Fourth Quarter	$14.59	$12.01	$0.09

 Index

As of February 29, 2016, the Company had 1,002 shareholders of record and 2,781,839 shares of common stock outstanding. The number of record shareholders does not reflect the number of brokers or persons whose stock is in nominee or “street name” accounts through brokers.

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

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$433,632	$417,713	$410,293	$402,117	$410,097
Loans receivable, net	293,121	265,609	261,130	247,849	232,099
Mortgage-backed securities (1)	77,433	90,047	82,451	88,405	104,596
Investment securities	26,221	25,911	27,797	26,861	27,720
Cash and cash equivalents (2)	11,156	10,783	13,381	12,055	19,816
Deposits	362,427	348,922	337,571	327,737	333,848
Stockholders' equity	39,905	40,002	38,552	39,785	39,715

(1) Includes mortgage-backed securities available-for-sale and private-label collateralized mortgage obligations.

(2) Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	Year ended December 31,				Nine months ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Data:	(In thousands, except per share amounts)
Interest income	$14,499	$14,631	$14,397	$15,303	$12,608
Interest expense	1,967	2,063	2,321	2,798	2,979
Net interest income	12,532	12,568	12,076	12,505	9,629
Provision for loan losses	1,175	333	220	773	806
Net interest income after provision for loan losses	11,357	12,235	11,856	11,732	8,823
Noninterest income	1,890	1,852	1,591	1,938	1,490
Noninterest expense	11,187	10,619	10,758	11,570	8,745
Income before income taxes	2,060	3,468	2,689	2,100	1,568
Federal income taxes	413	837	633	378	234
Net Income	$1,647	$2,631	$2,056	$1,722	$1,334

Basic earnings per share	$0.60	$0.95	$0.72	$0.59	$0.46
Diluted earnings per share	$0.60	$0.95	$0.72	$0.59	$0.46
Cash dividends declared per common share	$0.36	$0.35	$0.31	$0.27	$0.18

 Index

	Year ended December 31,				Nine months ended December 31,
	2015	2014	2013	2012	2011
Key Operating Ratios and Other Data:
Return on average assets (net income divided by average total assets) (1)	0.39%	0.64%	0.51%	0.43%	0.43%
Return on average equity (net income divided by average equity) (1)	4.11%	6.60%	5.24%	4.28%	4.49%
Average equity to average assets	9.46%	9.63%	9.77%	9.99%	9.68%
Equity to assets at year end	9.20%	9.58%	9.40%	9.89%	9.68%
Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.11%	3.19%	3.17%	3.31%	3.26%
Net interest margin (net interest income as a percentage of average interest-earning assets) (1)	3.14%	3.22%	3.20%	3.34%	3.32%
Noninterest expense to average assets (1)(2)	2.61%	2.56%	2.67%	2.87%	2.85%
Nonperforming and impaired loans to loans receivable, net	1.65%	2.65%	4.44%	5.84%	4.72%
Nonperforming and impaired assets to total assets	1.12%	1.73%	2.83%	3.68%	2.98%
Average interest-earning assets to average interest-bearing liabilities	105.39%	105.49%	105.72%	104.43%	105.32%
Allowance for loan losses to nonperforming and impaired loans	57.06%	39.35%	24.31%	22.98%	35.19%
Allowance for loan losses to nonperforming and impaired assets	56.90%	38.38%	24.31%	22.49%	31.50%
Net interest income after provision for losses on loans, to noninterest expense (2)	112.39%	115.52%	110.47%	101.40%	100.89%
Number of full-service offices	11	11	11	11	11
Dividend payout ratio	60.00%	36.84%	43.06%	45.76%	39.51%

(1)	December 31, 2011 is a nine month period requiring these ratios to be annualized.
(2)	In calculating this ratio, noninterest expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on core mission, vision and values statements that emphasize a balanced and sustainable approach to shareholder returns, customer and community relationships and staff development.

•	Continued enhancement of balance sheet assets to increase higher yielding, on a risk-adjusted basis, and/or shorter duration commercial business and real estate (including commercial loans secured by residential real estate) and consumer (including home equity lines of credit secured by residential real estate) loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued attention to balance sheet liabilities to enhance customer relationships through value -added services that are priced to generate acceptable returns to shareholders while managing risk, particularly liquidity and interest rate risks.

 Index

•	Continued transition from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through new position descriptions, activity goals, performance reviews and compensation structures consistent with regulatory guidance. In addition, turnover in the existing staff is being used as an opportunity to recruit experienced talent to further change the culture of the organization. Management continues to analyze staffing levels and facilities, monitoring customer and transaction volume to ensure appropriate staffing and to justify continued operations if volume levels decrease. Management also continues to evaluate opportunities to add talent tied to revenue-producing activities and contiguous market areas.

•	Continued technology upgrades are scheduled to facilitate improved and more efficient customer service and operations.

•	Continued focus on enterprise risk management and regulatory compliance. The focus of the ERM program is to ensure the identification, measurement and management of risks, and the pricing of risk to produce acceptable returns to shareholders. As part of ERM and coordinated with internal audit, regulatory compliance is a particular area of attention to facilitate the continued generation of returns to shareholders while avoiding the costs of remedial actions for compliance deficiencies commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

Forward-Looking Statements

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

 Index

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

Discussion of Financial Condition Changes December 31, 2015 from December 31, 2014

At December 31, 2015, total assets increased $15.9 million, or 3.8%, to $433.6 million from the $417.7 million at December 31, 2014 mainly due to a $27.5 million increase in net loans, partially offset by a $12.3 million decrease in securities. During the year ended December 31, 2015, the Bank disbursed $64.6 million of loans, received payments of $30.9 million and transferred $308,000 to foreclosed assets held for sale. Although the Bank experienced increased loan balances from 2014, competition from other financial institutions for quality loan growth continues to be difficult within the Bank’s market area. The increase in loan balances was funded by a $13.5 million increase in deposit balances, a $4.6 million increase in advances from the Federal Home Loan Bank, and a $12.3 million decrease in securities balances compared to the prior year.

At December 31, 2015 and December 31, 2014, the allowance for loan losses totaled $2.8 million, or 0.96% of gross loans and $2.8 million, or 1.03%, of gross loans, respectively. In determining the amount of the loan loss allowance at any point of time, management systematically determines the risk of loss in the portfolio. First, delinquent and classified nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At December 31, 2015, all delinquent and classified residential, nonresidential, multi-family and commercial loans were analyzed, with $552,000 of the reserve being allocated to these categories of loans. The largest loan in this category consisted of a loan secured by one-to-four family residential properties totaling $535,000 at December 31, 2015. The Company incurred net charge-offs for the year of $1.1 million of one-to-four family residential real estate loans. The charge-offs primarily included certain loans that were subsequently transferred to foreclosed assets held for sale as a result of a formal process of foreclosure or through a deed-in-lieu from the borrower, and loans which are currently in the process of foreclosure. The second step in determining the allowance for loan losses is to calculate a reserve based on the historical loss experience of each individual loan type in the portfolio. In addition to the historic loss percentage, management also incorporates an additional risk factor based on the perception of the overall risk in the economy. Finally, to provide additional assurance with respect to the validity of the commercial loan risk rating system, management engages a third party loan reviewer who provides an independent validation of the Bank’s loan grading process. Management recorded a $1,175,000 provision for losses on loans for the year ended December 31, 2015, an increase of $842,000 from the $333,000 recorded for the year ended December 31, 2014. The increased provision was primarily due to a $724,000 increase in net charge-offs and a $27.5 million increase in net loan balances compared to the prior year period. The charge-offs primarily included certain loans that were subsequently transferred to foreclosed assets held for sale as a result of a formal process of foreclosure or through a deed-in-lieu from the borrower, and loans which are currently in the process of foreclosure. These charge-offs included certain loans that management had evaluated individually for impairment in prior periods and had specific reserves totaling $474,000 at December 31, 2014. The increased charge-offs above the previously recorded level of specific reserves was due to actual realtor listing prices, updated selling costs and additional loan relationships that were foreclosed on, or are in the process of foreclosure. Specific reserves are charged off, in whole or in part, as the

 Index

probability of loss becomes more likely, or reversed if the borrower’s financial condition and or collateral values improve to a level where the specific reserve is no longer needed.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill and arrived at the conclusion there was no impairment at December 31, 2015.

Deposits totaled $362.4 million at December 31, 2015, an increase of $13.5 million, or 3.9%, from December 31, 2014. Demand accounts increased $9.6 million, or 10.5%, savings and money market accounts increased $2.9 million, or 2.2%, and time deposits increased $1.0 million, or 0.8%. The increase in demand accounts and savings and money market balances is due to our customers’ preference to maintain liquid deposits, rather than invest in low yielding fixed-rate term certificates, in order to take advantage of expected future rate increases. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits. In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits. Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit customers with no relationship with the Bank to move to other alternatives.

Advances from the FHLB increased $4.6 million, from $16.4 million at December 31, 2014 to $21.0 million at December 31, 2015 mainly due to an increase in fixed-rate term advances. During 2015, four new fixed-rate advances totaling $12.0 million were drawn, which was partially offset by the maturity of three fixed-rate advances totaling $7.5 million. The Bank uses FHLB advances to extend the duration of its liabilities to manage the interest rate risk associated with the longer duration of loans as compared to securities at a lower cost than other funding alternatives, particularly retail term deposits. During December 2010, the Bank prepaid $8.5 million of existing fixed-rate and term advances to reduce the carrying cost and extend the maturity dates of those advances into 2014 and 2015 to take advantage of the low interest rate environment at that time and to extend liability duration at a cost lower than the use of retail certificates of deposit. As part of this restructuring transaction, a $526,000 prepayment penalty was paid and deferred. As of December 31, 2015 these advances were fully matured, and as such the related prepayment penalty has been fully amortized.

At December 31, 2015, stockholders’ equity totaled $39.9 million, a decrease of $97,000, compared to the balance at December 31, 2014. This decrease is primarily due to $511,000 decrease in accumulated other comprehensive income, dividends declared of $990,000 and purchases of treasury stock totaling $338,000, partially offset by net income of $1.6 million. The decrease in other comprehensive income included a $737,000 decrease in unrealized gains on available-for-sale securities, partially offset by a $226,000 increase related to post-retirement benefits. The increase in post-retirement benefits, was due to changes in the annual actuarial assumptions, and includes a $71,000 decrease in the pension unrecognized net loss, and a $155,000 decrease in the unrecognized net loss arising from the cost of post-retirement split dollar life insurance coverage as part of the Company’s bank-owned life insurance plan.

The purchase of treasury shares during the current year period were made as part of the Company’s share repurchase program that was initially announced during 2012 whereby the Company was authorized to repurchase up to 5.0%, or 150,206 shares of its common stock outstanding. On September 30, 2013, the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 72,150, shares of its common stock outstanding. As of December 31, 2015 the Company has purchased all the shares authorized and has completed the share repurchase under these two programs.

 Index

Comparison of operating results for the years ended December 31, 2015 and December 31, 2014

General

Net income totaled $1.6 million for the year ended December 31, 2015, compared to $2.6 million for the year ended December 31, 2014. The decrease in net income was primarily due to increases in both the provision for loan losses and noninterest expense as well as a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in the provision for federal income taxes.

Interest Income

Interest income decreased $132,000, and totaled $14.5 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. This decrease was primarily due to by a 12 basis point (bp) decrease in the average yield on interest-earning assets to 3.63% at December 31, 2015, from 3.75% for the year ending December 31, 2014, partially offset by a $9.1 million increase in the average balance of interest-earning assets.

Interest income on loans increased $213,000 for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase is primarily due to a $13.3 million increase in the average balance of loans outstanding, partially offset by a 13 bp decrease in the weighted-average yield on loans to 4.23% at December 31, 2015 compared to 4.36% at December 31, 2014. The decrease in the yield was due to the continuation of the overall low market interest rate environment, while the increase in the average balance was due to the Company’s strategic initiative to increase the mix of earning assets from lower yielding securities into higher yielding loans.

Interest income on securities decreased $324,000, or 10.7%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. This decrease is primarily due to a 23 bp decrease in the weighted-average yield to 2.41% at December 31, 2015 compared to 2.64% for the year ended December 31, 2014, and a $2.7 million decrease in the average balance of securities. The decrease in yield was primarily due to increased prepayments causing an increase in premium amortization during the current year, while the decrease in the average balance was due to investing the cash flow from principal reductions into higher yielding loans.

Interest Expense

Interest expense for the year ended December 31, 2015, totaled $2.0 million, a decrease of $96,000, or 4.7%, compared to interest expense for the year ended December 31, 2014. The decrease in interest expense was due to a 4 bp decrease in the weighted-average cost of funds to 0.52% for the year ended December 31, 2015, partially offset by a $9.0 million increase in the average balance of interest-bearing liabilities compared to the year ended December 31, 2014.

Interest expense on deposits totaled $1.6 million for both years ended December 31, 2015, and December 31, 2014. Although interest expense was essentially unchanged during the current year period, the weighted-average cost of deposits decreased 1 bp to 0.45% for the year ended December 31, 2015, which was substantially offset by a $7.6 million increase in the average balance of deposits. The decrease in the weighted-average cost of deposits was due to the continuation of the overall low market interest rate environment as well as a shift in the composition of deposits from higher cost time deposits to lower cost checking, money market and savings accounts.

Interest expense on other short-term borrowings totaled $9,000 for both years ended December 31, 2015, and December 31, 2014. During the year ended December 31, 2015 the average balance of other short-

 Index

term borrowings increased by $97,000, while the weighted-average cost of other short-term borrowings was 0.14% and 0.15% for the years ended December 31, 2015 and 2014, respectively.

Interest expense on Federal Home Loan Bank advances totaled $369,000 for the year ended December 31, 2015, a decrease of $111,000, or 23.1%, compared to the year ended December 31, 2014. This decrease is due a 72 bp decrease in the cost of borrowings to 1.86% for the year ended December 31, 2015 compared to the year ended December 31, 2014, partially offset by a $1.3 million increase in the average balance. The decrease in the cost was due to the maturity of higher rate advances, while the increase in the average balance was due to new fixed-rate term advances in excess of the scheduled maturity of fixed-rate term advances during the current year period.

Net Interest Income

Net interest income totaled $12.5 million for the year ended December 31, 2015 a decrease of $36,000, compared to the year ended December 31, 2014. The decrease in net interest income is due to an 8 bp decrease in the interest rate spread to 3.11% at December 31, 2015 compared to 3.19% at December 31 2014, partially offset by a $112,000 increase in net interest-earning assets. The decrease in the interest rate spread due to the rates earned on interest-earning assets repricing downward more than the rates paid on interest-bearing liabilities. During the year ended December 31, 2015, yields earned on interest-earning assets decreased by 12 bp, while rates paid on interest-bearing liabilities decreased by 4 bp compared to the year ended December 31, 2014.

Provision for Losses on Loans

The Company recorded a provision for loan losses totaling $1,175,000 for the year ended December 31, 2015, compared to $333,000 for the year ended December 31, 2014. The increased provision is mainly due to an increase in charge-offs primarily related to nonperforming loans that were subsequently transferred to foreclosed assets held for sale combined with growth in the loan portfolio.

Noninterest Income

Noninterest income, consisting primarily of earnings on bank-owned life insurance policies, gains on sale of loans, and deposit service fees increased by $38,000, or 2.1%, and totaled $1.9 million for both years ended December 31, 2015, and December 31, 2014. The increase was primarily due to a $95,000 increase in service fees, charges and other operating income, partially offset by a $58,000 decrease in gain on sale of loans. The increase in service fees, charges and other operating income was primarily due to an increase in service charges on deposit accounts. The decrease in gain on sale of loans was primarily due to a decrease in loans sold. Loans sold totaled $5.9 million, for the year ended December 31, 2015, compared to $6.6 million during the year ended December 31, 2014.

Noninterest Expense

Noninterest expense increased by $568,000, or 5.4%, and totaled $11.2 million for the year ended December 31, 2015 compared to $10.6 million for the year ended December 31, 2014. This increase includes a $297,000 increase in salaries and employee benefits, a $38,000 increase in occupancy and equipment expense, a $104,000 increase in loss on sale of foreclosed assets held for sale, and a $154,000 increase in other noninterest expense, partially offset by a $38,000 decrease in amortization of intangible assets. The increase in salaries and employee benefits was primarily due to increased compensation as a result of merit increases, severance payments, the addition of new positions to support our transition from a transaction-oriented thrift culture and to implement technology upgrades to facilitate more efficient customer service and operations, and higher post-retirement benefit costs. Other increases include an increase in pension cost, an increase in Board and Committee fees, an increase in education and training, partially offset by a decrease in healthcare

 Index

costs and the Company 401k match compared to the prior year period. The increase in occupancy and equipment expense was due to an increase in depreciation expense, and building repairs and maintenance, partially offset by a decrease in computer data expense. The increase in loss on sale of foreclosed assets held for sale was due to an increased number of sales during the current year period compared to only two sales in prior year period. The increase in other noninterest expense was due to higher legal fees related to problem loans, higher real estate owned and foreclosure expense due to increased foreclosed assets during the year, higher audit and accounting related expenses partially due to outsourcing the internal audit function, and higher charitable contributions. These increases were partially offset by lower special services during the current year period and a decrease in amortization of intangible assets as the core deposit intangible amortized to zero during the prior year period.

Federal Income Taxes

Provision for Federal income taxes was $413,000 for the year ended December 31, 2015, reflecting a decrease of $424,000 from the year ended December 31, 2014. The decrease is primarily due to a $984,000 decrease in pre-tax income. The difference in the effective tax rates of 20.1% and 24.1% for the years ended December 31, 2015 and 2014, respectively, from the 34% statutory rate was mainly due to the beneficial effects of tax-exempt income from the cash surrender value of life insurance and other tax-exempt obligations.

 Index

Average Balance sHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the years ended December 31,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$274,979	$11,621	4.23%	$261,683	$11,408	4.36%
Investment securities(2)	112,308	2,707	2.41%	114,972	3,031	2.64%
Interest-earning deposits(3)	11,756	171	1.45%	13,291	192	1.44%
Total interest-earning assets	399,043	14,499	3.63%	389,946	14,631	3.75%
Noninterest-earning assets	24,183			23,622
Total assets	$423,226			$413,568
Interest-bearing liabilities:
Deposits	$352,366	$1,589	0.45%	$344,770	$1,574	0.46%
Other short-term borrowings	6,406	9	0.14%	6,309	9	0.15%
Borrowings	19,878	369	1.86%	18,586	480	2.58%
Total interest-bearing liabilities	378,650	1,967	0.52%	369,665	2,063	0.56%
Noninterest-bearing liabilities	4,526			4,063
Total liabilities	383,176			373,728
Stockholders’ equity	40,050			39,840
Total liabilities and stockholders’ equity	$423,226			$413,568
Net interest income		$12,532			$12,568
Interest rate spread(4)			3.11%			3.19%
Net yield on interest-earning assets(5)			3.14%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.39%			105.49%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended December 31, 2015 vs year ended December 31, 2014			Year ended December 31, 2014 vs year ended December 31, 2013
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total Increase (decrease)	Volume	Rate	Total Increase (decrease)
Interest Income attributable to:	(In thousands)
Loans receivable	$568	$(355)	$213	$471	$(584)	$(113)
Investment securities	(69)	(255)	(324)	47	326	373
Interest-bearing deposits	(22)	1	(21)	3	(29)	(26)
Total interest-earning assets	477	(609)	(132)	521	(287)	234

Interest expense attributable to:
Deposits	34	(19)	15	80	(206)	(126)
Other short-term borrowings	—	—	—	(1)	—	(1)
Federal Home Loan Bank borrowings	31	(142)	(111)	(82)	(49)	(131)
Total interest-bearing liabilities	65	(161)	(96)	(3)	(255)	(258)
Increase (decrease) in net interest income	$412	$(448)	$(36)	$524	$(32)	$492

 Index

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Liquid assets outstanding at December 31, 2015 and December 31, 2014, totaled $106.5 million and $119.8 million, respectively. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires liquidity beyond its ability to generate funds internally at a reasonable cost, borrowing agreements are in place with the FHLB and the Federal Reserve Bank of Cleveland, which provide additional sources of short and long term funding. As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At December 31, 2015, the Company had $21.0 million in outstanding advances from the FHLB, and additional borrowing capacity from the FHLB totaling $90.8 million based on the Bank’s one-to-four family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multi-family loans. The Bank also has pledged $24.2 million to secure a line of credit with the Federal Reserve Bank of $24.0 million which is in place to provide a backup, short-term source of liquidity. The Bank has the ability to pledge remaining market value of investment and mortgage-backed securities of $48.3 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB. The Bank had no outstanding balances with the Federal Reserve Bank of Cleveland at December 31, 2015 or December 31, 2014.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$60	$115	$56	$9	$240
Advances from the Federal Home Loan Bank	3,000	12,000	6,000	—	21,000
Other short-term borrowings	5,606	—	—	—	5,606
Certificates of deposit maturities	46,871	45,508	24,618	11,809	128,806
Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	407	—	—	—	407
Credit card/overdraft lines of credit	8,099	—	—	—	8,099
Home equity/commercial lines of credit	36,507	—	—	—	36,507
Real estate construction loans	10,094	—	—	—	10,094
Total contractual obligations	$110,644	$57,623	$30,674	$11,818	$210,759

 Index

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

Presented below, as of December 31, 2015 and 2014, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200 and 300 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

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

 Index

As of December 31, 2015
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
Change in Interest Rates (Basis Points)	$ Amount	$ Change	% Change	NPV Value	Basis Point Change
	(In thousands)
+300 bp	$56,037	$(19,624)	(26)%	13.94%	(316)
+200 bp	62,180	(13,481)	(18)%	14.95%	(215)
+100 bp	67,786	(7,875)	(10)%	15.78%	(132)
0 bp	75,661	—	—	17.10%	—
-100 bp	66,134	(9,527)	(13)%	14.65%	(245)

As of December 31, 2014
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
Change in Interest Rates (Basis Points)	$ Amount	$ Change	% Change	NPV Value	Basis Point Change
	(In thousands)
+300 bp	$52,638	$(19,573)	(27)%	13.54%	(333)
+200 bp	58,492	(13,719)	(19)%	14.55%	(232)
+100 bp	66,489	(5,722)	(8)%	16.02%	(85)
0 bp	72,211	—	—	16.87%	—
-100 bp	64,486	(7,725)	(11)%	14.72%	(215)

The Company attempts to reduce its exposure to interest rate risk generally by better matching the repricing characteristics of its interest rate sensitive assets and liabilities over a range of interest rate scenarios. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost-effective, long-term retail time deposits or the use of long-term FHLB advances and wholesale market certificates of deposits. However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed-rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the year ended December 31, 2015. Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term time deposits. The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

 Index

ITEM 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wayne Savings Bancshares, Inc.

Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 11, 2016

Index

Wayne Savings Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share data)

	2015	2014

Assets
Cash and due from banks	$3,487	$6,200
Interest-bearing deposits	7,669	4,583
Cash and cash equivalents	11,156	10,783

Available-for-sale securities	95,347	108,969
Held-to-maturity securities	8,307	6,989
Loans, net of allowance for loan losses of $2,837 and $2,769 at December 31, 2015 and 2014, respectively	293,121	265,609
Premises and equipment	6,663	6,829
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	14	179
Accrued interest receivable	1,149	1,154
Bank-owned life insurance	9,554	9,282
Goodwill	1,719	1,719
Other assets	1,893	1,631
Prepaid federal income taxes	483	343
Total assets	$433,632	$417,713

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$101,532	$91,921
Savings and money market	132,089	129,222
Time	128,806	127,779
Total deposits	362,427	348,922
Other short-term borrowings	5,606	7,000
Federal Home Loan Bank advances	21,000	16,438
Interest payable and other liabilities	4,258	4,678
Deferred federal income taxes	436	673
Total liabilities	393,727	377,711
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,017	35,995
Retained earnings	21,060	20,403
Shares acquired by ESOP	(343)	(416)
Accumulated other comprehensive income (loss)	(291)	220
Treasury stock, at cost: Common: 1,196,892 and 1,171,892 shares at December 31, 2015 and 2014, respectively	(16,936)	(16,598)
Total stockholders’ equity	39,905	40,002
Total liabilities and stockholders’ equity	$433,632	$417,713

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2015 and 2014

(In thousands, except per share data)

	2015	2014
Interest and Dividend Income
Loans	$11,621	$11,408
Securities	2,707	3,031
Dividends on Federal Home Loan Bank stock and other	171	192
Total interest and dividend income	14,499	14,631

Interest Expense
Deposits	1,589	1,574
Other short-term borrowings	9	9
Federal Home Loan Bank advances	369	480
Total interest expense	1,967	2,063

Net Interest Income	12,532	12,568
Provision for Loan Losses	1,175	333
Net Interest Income After Provision for Loan Losses	11,357	12,235
Noninterest Income
Gain on loan sales	193	251
Earnings on bank-owned life insurance	294	293
Service fees, charges and other operating	1,403	1,308
Total noninterest income	1,890	1,852
Noninterest Expense
Salaries and employee benefits	6,444	6,147
Net occupancy and equipment expense	1,986	1,948
Federal deposit insurance premiums	270	272
Franchise taxes	264	256
Provision for impairment on foreclosed assets held for sale	37	28
Loss on sale of foreclosed assets held for sale	106	2
Loss on disposal of office premises and equipment	2	4
Amortization of intangible assets	—	38
Other	2,078	1,924
Total noninterest expense	11,187	10,619
Income Before Federal Income Taxes	2,060	3,468
Provision for Federal Income Taxes	413	837
Net Income	$1,647	$2,631
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($380) and $373 for 2015 and 2014, respectively	(737)	725
Change in split-dollar life insurance policy unrecognized net loss	155	(186)
Change in defined benefit plan unrecognized net gain (loss), net of taxes of $1 and ($213) for 2015 and 2014, respectively	2	(413)
Amortization of net loss included in net periodic pension cost, net of taxes of $36 and $15 for 2015 and 2014, respectively	69	29
Other comprehensive income (loss)	(511)	155
Total comprehensive income	$1,136	$2,786
Basic Earnings Per Share	$0.60	$0.95
Diluted Earnings Per Share	$0.60	$0.95

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015 and 2014

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Acquired by ESOP	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2013	$398	$35,976	$18,743	$(492)	$65	$(16,138)	$38,552
Net Income	—	—	2,631	—	—	—	2,631
Other comprehensive loss	—	—	—	—	155	—	155
Purchase Treasury Shares – at cost	—	—	—	—	—	(460)	(460)
Cash dividends - $0.35 per share	—	—	(971)	—	—	—	(971)
Amortization of expense related to ESOP	—	19	—	76	—	—	95
Balance, December 31, 2014	398	35,995	20,403	(416)	220	(16,598)	40,002
Net Income	—	—	1,647	—		—	1,647
Other comprehensive loss	—	—	—	—	(511)	—	(511)
Purchase Treasury Shares – at cost	—	—	—	—	—	(338)	(338)
Cash dividends - $0.36 per share	—	—	(990)	—	—	—	(990)
Amortization of expense related to ESOP	—	22	—	73	—	—	95
Balance, December 31, 2015	$398	$36,017	$21,060	$(343)	$(291)	$(16,936)	$39,905

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(In thousands)

	2015	2014
Operating Activities
Net income	$1,647	$2,631
Items not requiring (providing) cash
Depreciation and amortization	591	573
Provision for loan losses	1,175	333
Amortization of premiums and discounts on securities	1,336	1,194
Amortization of mortgage servicing rights	51	38
Amortization of deferred loan origination fees	(81)	(99)
Amortization of intangible asset	—	38
Deferred income taxes	143	(65)
Net gains on sale of loans	(193)	(251)
Proceeds from sale of loans in the secondary market	6,070	6,846
Origination of loans for sale in the secondary market	(5,877)	(6,595)
Amortization expense of stock benefit plan	95	95
Provision for impairment on foreclosed assets held for sale	37	28
Loss on sale of foreclosed assets held for sale	106	2
Loss on sale of premises and equipment	2	4
Increase in value of bank-owned life insurance	(272)	(276)
Changes in
Accrued interest receivable	5	30
Other assets	(454)	(142)
Interest payable and other liabilities	(298)	(203)
Net cash provided by operating activities	4,083	4,181
Investing Activities
Purchases of available-for-sale securities	(12,971)	(29,582)
Purchase of held-to-maturity securities	(1,637)	(449)
Proceeds from maturities and paydowns of available-for-sale securities	24,177	24,162
Proceeds from maturities and paydowns of held-to-maturity securities	282	63
Proceeds from Federal Home Loan Bank Stock	—	799
Net change in loans	(28,914)	(5,043)
Purchase of premises and equipment	(427)	(721)
Proceeds from the sale of premises and equipment	—	7
Proceeds from the sale of foreclosed assets	330	120
Net cash used in investing activities	$(19,160)	$(10,644)

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2015 and 2014

(In thousands)

	2015	2014
Financing Activities
Net change in deposits	$13,505	$11,351
Net change in other short-term borrowings	(1,394)	(212)
Proceeds from Federal Home Loan Bank advances	30,562	5,762
Repayments of Federal Home Loan Bank advances	(26,000)	(11,660)
Advances by borrowers for taxes and insurance	105	30
Dividends on common stock	(990)	(946)
Treasury stock purchases	(338)	(460)
Net cash provided in financing activities	15,450	3,865
Increase (decrease) in Cash and Cash Equivalents	373	(2,598)
Cash and Cash equivalents, Beginning of period	10,783	13,381

Cash and Cash equivalents, End of period	$11,156	$10,783
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,974	$2,084

Federal income taxes paid	$350	$900

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$308	$330

Recognition of mortgage servicing rights	$88	$99

Dividends payable	$250	$252

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, goodwill and pension and other retirement benefit plans. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The required investment in the common stock is based on a predetermined formula. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. At December 31, 2015, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

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

Goodwill and Intangible Assets

The composition of goodwill and other intangible assets, all of which is core deposit intangible, at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Goodwill	$1,719	$1,719
Other intangible assets – gross	974	974
Other intangible assets – amortization	(974)	(974)
Total	$1,719	$1,719

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The Company did not record any amortization related to intangible assets during the year ended December 31, 2015, as the intangible asset was amortized to zero at May 31, 2014. The Company recorded amortization relative to intangible assets totaling $38,000 for the year ending December 31, 2014. Such amortization was derived using the straight line method for the core deposit asset over ten years. Pursuant to FASB ASC 350, the Company is required to annually test goodwill and other intangible assets for impairment. The Company performs its annual goodwill impairment test as of November 30 each year. Management believes the accounting change is preferable in the circumstances because it incorporates more current market and other information to produce a goodwill impairment analysis that will provide timely and accurate information to the shareholders and other users of the Company’s financial statements. The Company’s testing of goodwill and other intangible assets in the current fiscal year indicated there was no impairment in the carrying value of these assets.

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to tax authorities for years before 2012.

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Advertising

Advertising costs are expensed as incurred. The Company’s advertising expense totaled $201,000 for the year period ended December 31, 2015 and $189,000 for year ended December 31, 2014.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on net income.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

The Company is required to maintain reserve funds in cash, and or, on deposit with the Federal Reserve Bank. The reserve required at December 31, 2015, was $2.4 million.

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2015:
U.S. government agencies	$101	$—	$—	$101
Mortgage-backed securities of government-sponsored entities	75,972	662	530	76,104
Private-label collateralized mortgage obligations	274	3	—	277
State and political subdivisions	18,224	677	36	18,865
Totals	$94,571	$1,342	$566	$95,347

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale securities	(In thousands)
December 31, 2014:
U.S. government agencies	$126	$—	$—	$126
Mortgage-backed securities of government-sponsored entities	87,284	1,202	273	88,213
Private-label collateralized mortgage obligations	491	11	—	502
State and political subdivisions	19,174	992	38	20,128
Totals	$107,075	$2,205	$311	$108,969

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2015:
U.S. government agencies	$82	$—	$—	$82
Mortgage-backed securities of government-sponsored entities	1,052	5	—	1,057
State and political subdivisions	7,173	29	136	7,066
Totals	$8,307	$34	$136	$8,205

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2014:
U.S. government agencies	$100	$—	$—	$100
Mortgage-backed securities of government-sponsored entities	1,332	22	—	1,354
State and political subdivisions	5,557	7	181	5,383
Totals	$6,989	$29	$181	$6,837

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
Within one year	$3,631	$3,679	$—	$—
One to five years	3,022	3,219	843	858
Five to ten years	3,342	3,489	3,473	3,393
After ten years	8,330	8,579	2,939	2,897
	18,325	18,966	7,255	7,148
Mortgage-backed securities of government-sponsored entities	75,972	76,104	1,052	1,057
Private-label collateralized mortgage obligations	274	277	—	—

Totals	$94,571	$95,347	$8,307	$8,205

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The carrying value of securities pledged as collateral, to secure public deposits, customer repurchase agreements and for other purposes, was $55.3 million and $57.5 million at December 31, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2015 and 2014 was $53.8 million and $42.9 million, which represented approximately 52% and 38%, respectively, of the Company’s aggregate amortized cost of the available-for-sale and held-to-maturity investment portfolios. These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at December 31, 2015.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government- sponsored entities	$32,930	$269	$14,560	$261	$47,490	$530
State and political subdivisions	3,756	50	2,515	122	6,271	172
Total temporarily impaired securities	$36,686	$319	$17,075	$383	$53,761	$702

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government- sponsored entities	$22,443	$118	$13,947	$155	$36,390	$273
State and political subdivisions	1,082	3	5,421	216	6,503	219
Total temporarily impaired securities	$23,525	$121	$19,368	$371	$42,893	$492

The unrealized losses on the Company’s investments in mortgage-backed securities of government-sponsored entities and municipal securities were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2015	2014
	(In thousands)
One-to-four family residential	$179,732	$169,676
Multi-family residential	12,474	12,203
Construction	6,177	2,922
Nonresidential real estate and land	86,470	71,795
Commercial	18,031	16,275
Consumer and other	1,904	2,311
	304,788	275,182
Less:
Undisbursed portion of loans in process	8,065	6,121
Deferred loan origination fees	765	683
Allowance for loans losses	2,837	2,769
Total loans	$293,121	$265,609

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2015 and 2014:

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$2,769
Provision charged to expense	924	325	(65)	(9)	1,175
Losses charged off	(1,158)	—	—	—	(1,158)
Recoveries	47	—	1	3	51
Ending balance	$1,346	$1,210	$279	$2	$2,837
Allowance Balances:
Individually evaluated for impairment	$506	$13	$33	$—	$552
Collectively evaluated for impairment	$840	$1,197	$246	$2	$2,285
Loan Balances:
Ending balance:	$179,732	$105,121	$18,031	$1,904	$304,788
Individually evaluated for impairment	$2,789	$1,061	$33	$—	$3,883
Collectively evaluated for impairment	$176,943	$104,060	$17,998	$1,904	$300,905

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,017	$1,526	$271	$5	$2,819
Provision charged to expense	546	(397)	182	2	333
Losses charged off	(38)	(261)	(112)	—	(411)
Recoveries	8	17	2	1	28
Ending balance	$1,533	$885	$343	$8	$2,769
Allowance Balances:
Individually evaluated for impairment	$653	$18	$145	$—	$816
Collectively evaluated for impairment	$880	$867	$198	$8	$1,953
Loan Balances:
Ending balance:	$169,676	$86,920	$16,275	$2,311	$275,182
Individually evaluated for impairment	$3,279	$18	$145	$—	$3,442
Collectively evaluated for impairment	$166,397	$86,902	$16,130	$2,311	$271,740

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2015 and 2014:

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$172,617	$100,961	$17,893	$1,904
Special Mention (Risk 5)	1,406	1,881	105	—
Substandard (Risk 6)	5,709	2,279	33	—
Total	$179,732	$105,121	$18,031	$1,904

December 31, 2014	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$160,190	$84,168	$15,812	$2,311
Special Mention (Risk 5)	2,015	851	318	—
Substandard (Risk 6)	7,471	1,901	145	—
Total	$169,676	$86,920	$16,275	$2,311

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

The following tables present the Bank’s loan portfolio aging analysis as of December 31, 2015 and 2014:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$516	$329	$903	$1,748	$177,984	$179,732	$—
All other mortgage loans	298	—	209	507	104,614	105,121	—
Commercial business loans	68	—	—	68	17,963	18,031	—
Consumer loans	—	—	—	—	1,904	1,904	—
Total	$882	$329	$1,112	$2,323	$302,465	$304,788	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$466	$297	$1,575	$2,338	$167,338	$169,676	$—
All other mortgage loans	—	198	152	350	86,570	86,920	—
Commercial business loans	—	—	59	59	16,216	16,275	—
Consumer loans	—	—	—	—	2,311	2,311	—
Total	$466	$495	$1,786	$2,747	$272,435	$275,182	$—

Non-accrual loans were comprised of the following at December 31, 2015 and 2014:

Non-accrual loans	2015	2014
	(In thousands)
One-to-four family residential loans	$1,733	$2,740
Nonresidential real estate loans	208	350
All other mortgage loans	—	—
Commercial business loans	—	96
Consumer loans	—	—
Total	$1,941	$3,186

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2015, the Company had $2.8 million of residential mortgages, $1.1 million of nonresidential mortgages and $33,000 of commercial loans that were modified in troubled debt restructurings. Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $1.9 million in residential mortgage loans, nonresidential real estate and land loans of $1.0 million and commercial loans of $11,000 at December 31, 2015.

The following tables present impaired loans as of and for the years ended December 31, 2015 and 2014:

December 31, 2015	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,224	$1,238	$—	$1,493	$44
All other mortgage loans	—	—	—	532	—
Commercial business loans	—	—	—	9	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,565	1,875	506	1,347	56
All other mortgage loans	1,061	1,061	13	575	71
Commercial business loans	33	33	33	82	1

Total:
One-to-four family residential loans	$2,789	$3,113	$506	$2,840	$100
All other mortgage loans	1,061	1,061	13	1,107	71
Commercial business loans	33	33	33	91	1
	$3,883	$4,207	$552	$4,038	$172

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

The following tables present information regarding newly classified troubled debt restructurings by class for the years ended December 31, 2015 and 2014.

Troubled Debt Restructurings	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
		(dollars in thousands)
December 31, 2015
One-to-four family residential loans	1	$17	$17

December 31, 2014
All other mortgage loans	2	$1,057	$1,090

All the above TDR classifications occurred as concessions were granted to borrowers experiencing financial difficulties. These concessions may include a reduction in the stated rate, an interest rate that is below market interest rates for similar debt, an extension of the maturity date or delaying principal payments through interest only payments. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the year ended December 31, 2015

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

or the year ended December 31, 2014. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

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

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$14	$179

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$171	$24

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Land and improvements	$1,799	$1,799
Office buildings and improvements	8,027	8,024
Furniture, fixtures and equipment	4,890	4,469
Leasehold improvements	350	350
	15,066	14,642
Less accumulated depreciation	8,403	7,813
Total	$6,663	$6,829

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained. Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $34.9 million and $33.4 million at December 31, 2015 and 2014, respectively. Contractually specified servicing fees, late fees and ancillary fees of approximately $30,000 and $40,000 are included in loan servicing fees in the income statement at December 31, 2015 and 2014, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $313,000 and $391,000 at December 31, 2015 and 2014, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

Activity in the balance of servicing assets was as follows at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Carrying amount, beginning of period	$332	$271
Additions
Servicing obligations that result from transfers of financial assets	88	99
Subtractions
Amortization	51	38
	$369	$332

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of period	$367	$344
Fair value, end of period	$404	$367

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $17.9 million at December 31, 2015, and $19.5 million at December 31, 2014.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

At December 31, 2015, the scheduled maturities of time deposits are as follows:

Due during the year ending December 31,	(In thousands)

2016	$46,871
2017	30,762
2018	14,746
2019	9,052
2020	15,566
Thereafter	11,809
$128,806

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at December 31, 2015 and 2014:

	2015	2014
	(In thousands)

Other Short-term borrowings	$5,606	$7,000

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by available-for-sale securities and such collateral is held by the Bank. The maximum amount of outstanding agreements at any month end during the years ended December 31, 2015 and 2014 totaled $7.2 million and $7.0 million, respectively, and the average daily balance totaled $6.4 million and $6.3 million for years ended December 31, 2015 and 2014, respectively. These short-term borrowing were collateralized by $7.0 million, and $9.0 million of Mortgage-backed securities of government-sponsored entities at December 31, 2015 and 2014 respectively. The agreements at December 31, 2015, mature daily.

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 9:	Federal Home Loan Bank Advances

At December 31, 2015, advances from the Federal Home Loan Bank were as follows:

Interest Rate Range	Maturing year ending December 31,	Amount
		(In thousands)
1.21%	2016	$3,000
0.97% - 1.42%	2017	6,000
1.30% - 1.33%	2018	6,000
1.47% - 1.55%	2019	6,000
		$21,000

The Federal Home Loan Bank advances are secured by mortgage loans totaling $127.5 million at December 31, 2015.

At December 31, 2015, required annual principal payments on Federal Home Loan Bank advances were as follows:

For the year ended December 31,	(In thousands)

2016	$3,000
2017	6,000
2018	6,000
2019	6,000
$21,000

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. During the quarter ended December 31, 2010, the Company prepaid $8.5 million of Federal Home Loan Bank advances which resulted in a prepayment penalty of $526,000. The Company replaced these advances with lower rate advances of $8.5 million whose present value, based on a discount rate equal to the cost of funds rate of the original advances, was not substantially different than the value of the original advances immediately prior to prepayment. As such, the Company was required to defer the $526,000 penalty over the life of the new advances. As of December 31, 2015 those advances related to the prepayment penalty had matured and were repaid and as such the prepayment penalty was fully amortized, while at December 31, 2014, the Bank had $62,000 in unamortized prepayment penalties.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Additionally, as a member of the Federal Home Loan Bank system at December 31, 2015, the Bank had the ability to obtain up to $90.8 million in additional borrowings. Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio. The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At December 31, 2015, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $24.0 million, none of which was drawn. The Bank had approximately $24.2 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:	Income Taxes

The provision for income taxes includes the following components at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Taxes currently payable	$270	$902
Deferred income taxes	143	(65)
Income tax expense	$413	$837

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2015	2014
	(In thousands)
Computed at the statutory rate (34%)	$668	$1,179
Increase (decrease) resulting from
Tax-exempt interest	(223)	(277)
Earnings on bank-owned life insurance	(100)	(82)
Other	68	17
Actual tax expense	$413	$837

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were as follows:

	2015	2014
	(In thousands)
Deferred tax assets
Deferred loan origination fees	$260	$232
Allowance for loan losses	965	941
Real estate owned valuation	2	—
Pension adjustment	368	405
Reserve for uncollected interest	182	175
Benefit plan expenses	97	178
AMT credit carryover and low income housing credit	12	—
Total deferred tax assets	1,886	1,931

Deferred tax liabilities
Prepaid pension	(221)	(190)
Federal Home Loan Bank stock dividends	(1,023)	(1,023)
Book/tax depreciation differences	(560)	(517)
Financed loan fees	(129)	(117)
Unrealized gains on securities available-for-sale	(264)	(644)
Mortgage servicing rights	(125)	(113)
Total deferred tax liabilities	(2,322)	(2,604)
Net deferred tax liability	$(436)	$(673)

Prior to fiscal 1997, the Company was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of December 31, 2015. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at December 31, 2015.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 11:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity as of December 31, are as follows:

	2015	2014
	(In thousands)
Gross unrealized gain on securities available-for-sale	$777	$1,894
Gross unrealized loss for unfunded status of split-dollar life insurance plan liability (tax free)	(89)	(244)
Gross unrealized loss for unfunded status of defined benefit plan liability	(1,083)	(1,191)
	(395)	459
Tax effect	104	(239)
Net-of-tax amount	$(291)	$220

Note 12:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2015 that management believes have changed the Bank’s capital classification.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in December 31, 2015 capital table below. Management opted out of the accumulated other comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

The Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Tier I Capital to average assets	$37,524	8.8%	$17,092	4.0%	$21,365	5.0%
Tier 1 Common equity capital to risk-weighted assets	37,524	13.4%	12,645	4.5%	18,265	6.5%
Tier I Capital to risk-weighted assets	37,524	13.4%	16,860	6.0%	22,480	8.0%
Total Risk-based capital to risk-weighted assets	40,361	14.4%	22,480	8.0%	28,099	10.0%

As of December 31, 2014
Tier I Capital to average assets	$36,834	8.8%	$16,694	4.0%	$20,868	5.0%
Tier I Capital to risk-weighted assets	36,834	14.1%	10,439	4.0%	15,658	6.0%
Total Risk-based capital to risk-weighted assets	39,603	15.2%	20,878	8.0%	26,097	10.0%

Note 13:	Related Party Transactions

At December 31, 2015 and 2014, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Such loans are summarized below.

	2015	2014
	(In thousands)
Aggregate balance – Beginning of period	$400	$222
New loans	9	186
Repayments and reclassifications	(90)	(8)
Aggregate balance – End of period	$319	$400

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The loan reclassification during 2015 included a loan from a former employee. The loan continues to be outstanding and performing.

Deposits from related parties held by the Bank at December 31, 2015, and 2014, totaled $386,000 and $302,000, respectively.

The Bank paid legal fees to a law firm of which a director of the Company is a member. The amounts paid totaled approximately $8,000 and $9,000 for the years ended December 31, 2015 and December 31, 2014, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through April 30, 2021. Rental expense for this lease was $28,000 for both years ended December 31, 2015 and December 31, 2014, respectively.

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

The Company expects to contribute approximately $180,000 to the plan during 2016.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2015	2014
	(In thousands)
Change in benefit obligation
Beginning of year	$2,221	$1,588
Interest cost	86	78
Actuarial (gain) loss	(112)	614
Benefits paid	(38)	(38)
Settlements	(4)	(21)
End of year	2,153	2,221

Change in fair value of plan assets
Beginning of year	1,590	1,431
Actuarial return on plan assets	(11)	80
Employer contribution	185	138
Benefits paid	(38)	(38)
Settlements	(4)	(21)
End of year	1,722	1,590
Funded status at end of year	$(431)	$(631)

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of the following at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Net loss	$(1,083)	$(1,191)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $98,000.

The accumulated benefit obligation for the defined benefit pension plan was $2.2 million at both December 31, 2015 and 2014, respectively.

	2015	2014
	(In thousands)
Components of net periodic benefit cost
Internal cost	$86	$77
Expected return on plan assets	(99)	(90)
Amortization of net loss	105	44
Net periodic benefit cost	$92	$31

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities. The target asset allocation percentages for 2015 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

At December 31, 2015 and 2014, the fair value of plan assets as a percentage of the total was invested in the following:

	2015	2014
Equity Securities	60%	67%
Debt securities	39%	32%
Cash and cash equivalents	1%	1%
	100%	100%

Benefit payments expected to be paid from the plan as of December 31, 2015 are as follows:

(In thousands)
2016	$74
2017	84
2018	92
2019	109
2020	116
Thereafter	634
$1,109

Significant assumptions include the following as of December 31, 2015 and 2014:

	Pension Benefits
	2015	2014
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.95%	3.95%
Rate of compensation increase (frozen)	N/A	N/A
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.95%	4.95%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The fair value of the Company’s pension plan assets, and the related investment references, at December 31, 2015, and 2014 by asset category are as follows:

December 31, 2015		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds-Equity	(In thousands)
Large Cap Value (a)	$96	$96	$—	$—
Large Cap Core (b)	132	132	—	—
Mid Cap Core (c)	118	118	—	—
Small-Cap Core (d)	57	57	—	—
International Core (e)	271	271	—	—
Large Cap Growth (f)	205	205	—	—
Small/Midcap Growth (g)	60	60	—	—
Mutual funds-Fixed Income
Fixed Income-Core Plus (h)	501	501	—	—
Intermediate Duration (i)	166	166	—	—
Common/Collective Trusts- Equity
Large Cap Value (j)	91	—	91	—
Cash
Money Market	25	25	—	—
Total	$1,722	$1,631	$91	$—
(a)	This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(b)	This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(c)	This category contains stocks of the MSCI U.S. Mid Cap 450 index Index. The stocks are maintained in approximately the same weightings as the index.
(d)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(e)	This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed emerging countries.
(f)	This category consists of two mutual funds, one which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.
(g)	This category seeks capital appreciation through investments in common stock of small-capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.
(h)	This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment grade fixed income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that Index. The third fund targets investments of 50% or more in mortgage--backed securities guaranteed by the US government and its agencies..
(i)	This category consists of a mutual fund which invest in a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.
(j)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

December 31, 2014		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Large Cap Value (a)	$103	$103	$—	$—
Large Cap Core (b)	139	139	—	—
Mid Cap Core (c)	131	131	—	—
Small-Cap Core (d)	63	63	—	—
International Core (e)	264	264	—	—
Large Cap Growth (f)	202	202	—	—
Small/Midcap Growth (g)	57	57	—	—
Mutual funds-Fixed Income
Fixed Income-US Core (h)	172	172	—	—
Intermediate Duration (i)	341	341	—	—
Common/Collective Trusts-Equity
Large Cap Value (k)	96	—	96	—
Cash
Money Market	22	22	—	—
Total	$1,590	$1,494	$96	$—

(a)	This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(b)	This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(c)	This category contains stocks of the MSCI U.S. Mid Cap 450 Index. The stocks are maintained in approximately the same weightings as the index.
(d)	This category consists of 400 or more small and micro-cap companies, with as much as 25% invested in non-U.S. equities.
(e)	This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed emerging countries.
(f)	This category consists of two mutual funds, one which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.
(g)	This category seeks capital appreciation through investments in common stock of small-capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.
(h)	This category consists of a passively managed portfolio modeled after the Barclays Capital US Aggregate Float Adjusted Index. The fund invests in Treasury, Agency, corporate, mortgage-backed and asset-backed securities, maintaining a dollar-weighted maturity ranging between 5 and 10 years.
(i)	This category consists of a pair of mutual funds which invest in diversified portfolios of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.
(j)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2015	2014
	(In thousands)
Change in benefit obligation
Beginning of year	$901	$681
Service cost	7	41
Interest cost	37	33
(Gain)/Loss	(44)	163
Benefits Paid	(22)	(17)
End of year	$879	$901

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2015	2014
	(In thousands)
Prior service cost	$83	$97
Net loss(gain)	6	147

The accumulated benefit obligation for the split-dollar benefit plan was $866,000 and $901,000 at December 31, 2015 and 2014, respectively.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

The estimated net gain for the split-dollar plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $8,000.

	2015	2014
	(In thousands)
Components of net periodic benefit cost
Service cost	$7	$41
Interest cost	37	33
(Gain)/Loss recognized	98	(37)
Prior service cost	14	14
Net periodic benefit cost	$156	$51

The retiree accrued liability expected to be reversed from the plan as of December 31, 2015 is as follows:

(In thousands)
2016	$25
2017	28
2018	31
2019	33
2020	37
Thereafter	269
$423

Significant assumptions for the split-dollar plan liability include the following as of December 31, 2015 and 2014:

	2015	2014
Weighted-average assumptions used to determine benefit cost obligation:
Discount rate	4.34%	3.95%
Rate of compensation increase	1.50%	1.50%
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.34%	3.95%
Rate of compensation increase	1.50%	1.50%

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

ESOP expense for the years ended December 31, 2015 and December 31, 2014, was $109,000 and $112,000, respectively.

Share information for the ESOP is as follows at December 31, 2015 and 2014:

	2015	2014
Allocated shares	128,993	121,675
Unearned shares	34,272	41,590
Total ESOP shares	163,265	163,265

Fair value of unearned shares at end of period	$452,733	$557,306

At December 31, 2015, the fair value of the 128,993 allocated shares held by the ESOP was approximately $1.7 million.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees. The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions. Expense related to the 401(k) plan totaled $148,000 and $161,000 for the years ended December 31, 2015 and December 31, 2014, respectively.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 15:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2015
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,647
Basic earnings per share
Income available to common stockholders		2,751,776	$0.60
Income available to common stockholders and assumed conversions	$1,647	2,751,776	$0.60

	Year Ended December 31, 2014
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,631
Basic earnings per share
Income available to common stockholders		2,780,166	$0.95
Income available to common stockholders and assumed conversions	$2,631	2,780,166	$0.95

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

There were no dilutive securities or stock options outstanding at December 31, 2015 or December 31, 2014.

Note 16:	Disclosures about Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and December 31, 2014:

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
U.S. government agencies	$101	$—	$101	$—
Mortgage-backed securities of government-sponsored entities	76,104	—	76,104	—
Private-label collateralized mortgage obligations	277	—	277	—
State and political subdivisions	18,865	—	18,865	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
U.S. government agencies	$126	$—	$126	$—
Mortgage-backed securities of government-sponsored entities	88,213	—	88,213	—
Private-label collateralized mortgage obligations	502	—	502	—
State and political subdivisions	20,128	—	20,128	—

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and December 31, 2014.

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Collateral-dependent impaired loans	$292	$—	$—	$292
Foreclosed assets	5	—	—	5

December 31, 2014
Collateral-dependent impaired loans	$634	$—	$—	$634
Foreclosed assets	59	—	—	59

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2015 and December 31, 2014, in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
December 31, 2015
Collateral-dependent impaired loans	$292	Market Comparable Properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	5	Agreed upon selling price	Selling Costs	10%

December 31, 2014
Collateral-dependent impaired loans	$634	Market Comparable Properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	59	Estimated Selling Price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at December 31, 2015 as compared to December 31, 2014.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Financial assets
Cash and cash equivalents	$11,156	$11,156	$—	$—
Held-to-maturity securities	8,307	—	8,205	—
Loans, net of allowance for loan losses	293,121	—	—	302,595
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,149	—	1,149	—

Financial liabilities
Deposits	362,427	42,630	295,796	—
Other short-term borrowings	5,606	—	5,606	—
Federal Home Loan Bank advances	21,000	—	20,978	—
Advances from borrowers for taxes and insurance	1,240	—	1,240	—
Interest payable	40	—	40	—

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at December 31, 2015 and 2014.

Note 17:	Commitments and Credit Risk

Total commercial and commercial real estate loans comprised 38% and 36%, respectively, of the loan portfolio for the years ended December 31, 2015 and December 31, 2014, with substantially all of these loans secured by commercial real estate and business assets mainly located in Ohio. Installment loans account for approximately 1% of the loan portfolio for both years ended December 31, 2015 and 2014. These loans are secured by consumer assets including automobiles, which account for 49% and 30%, respectively, of the installment loan portfolio. Residential one-to-four family real estate loans comprise 61% and 63% of the loan portfolio at December 31, 2015 and 2014, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks as of the years ended December 31, 2015 and 2014, is $2.6 million and $2.9 million respectively of uninsured deposits in the form of branch cash on hand.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

At December 31, 2015 and 2014, the Company had outstanding commitments to originate fixed-rate loans aggregating approximately $2.1 million and $734,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year. Total mortgage loans in the process of origination amounted to approximately $4.5 million and $1.1 million at December 31, 2015 and 2014, respectively.

The Company had undisbursed amounts of nonresidential real estate and land loans of $4.2 million and commercial loans of $291,000 at December 31, 2015. The Company had undisbursed amounts of nonresidential real estate and land loans of $4.1 million at December 31, 2014.

At December 31, 2015, the Company had unused extensions of credit totaling $7.8 million, compared to $8.0 million at December 31, 2014, related to consumer loans.

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

The Company had outstanding standby letters of credit totaling $407,000 at December 31, 2015, and $157,000 at December 31, 2014, with terms not exceeding eleven months. At both December 31, 2015 and 2014, the Company had no deferred revenue under standby letter of credit agreements.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

At December 31, 2015, the Company had granted unused lines of credit to borrowers aggregating approximately $17.1 million and $19.4 million for commercial lines and open-end consumer lines, respectively. At December 31, 2014, the Company had granted unused lines of credit to borrowers aggregating approximately $16.6 million and $18.6 million for commercial lines and open-end consumer lines, respectively.

Leases

The Company currently leases two branch banking facilities under an operating lease. The first lease originated in fiscal 2000 for a ten year term and 3 five year renewal options ending in October 2018. The Company’s second operating lease commenced in fiscal 2001 for an original five year term with 3 five year renewal options and has currently renewed the third option to expire in April 2021. The minimum annual lease payments over the current lease term are as follows:

Year ending	(In thousands)

2016	$60
2017	60
2018	55
2019	28
2020	28
Thereafter	9
Total	$240

The Company incurred rental expense under operating leases totaling approximately $60,000 for the years ended December 31, 2015 and December 31, 2014.

There were no other material commitments or contingencies at December 31, 2015.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 18:	Recent Accounting Developments

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

FASB ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments was issued in September 2015. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016. The amendments in this Update make targeted improvements to generally accepted accounting principles, and address certain aspects of recognition, measurement, presentation, and disclosure of financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except as specifically stated, early adoption of the amendments in this Update are not permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-02, Leases (Topic 842), Section A- Leases, Amendments to the FASB Accounting Standards Codification, Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification, and Section C – Background Information and Basis for Conclusions was issued in February 2016. The amendments in this Update are designed to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this Update include disclosures that are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 19:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at December 31, 2015 and 2014:

Condensed Balance Sheets

	2015	2014
	(In thousands)
Assets
Cash and due from banks	$522	$705
Notes receivable from the Bank	444	525
Investment in the Bank	38,952	38,806
Prepaid expenses and other assets	250	254
Total assets	$40,168	$40,290

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$263	$288

Stockholders’ equity
Common stock and additional paid-in capital	36,415	36,393
Retained earnings	21,060	20,403
Shares acquired by ESOP	(343)	(416)
Treasury stock – at cost	(16,936)	(16,598)
Accumulated other comprehensive income	(291)	220
Total stockholders’ equity	39,905	40,002

Total liabilities and stockholders’ equity	$40,168	$40,290

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Condensed Statements of Income and Comprehensive Income

	2015	2014
	(In thousands)
Operating Income
Interest income	$32	$36
Dividends from the Bank	1,244	1,168
Total operating income	1,276	1,204

Noninterest Expense	252	276

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	1,024	928
Federal Income Tax Benefits	(75)	(78)
Income before equity in undistributed income of the Bank	1,099	1,006

Equity in undistributed
income of the Bank	548	1,625

Net Income	$1,647	$2,631

Total Comprehensive income	$1,136	$2,786

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Condensed Statements of Cash Flows

	2015	2014
	(In thousands)
Operating Activities
Net income	$1,647	$2,631
Items not requiring (providing) cash
Equity in undistributed net income of the Bank	(548)	(1,625)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(10)	(44)
Accrued expenses and other liabilities	(25)	3
Net cash provided by operating activities	1,064	965

Investing Activities
Repayment of ESOP loan	81	82
Net cash provided by investing activities	81	82

Financing Activities
Payment of dividends on common stock	(990)	(946)
Purchase of treasury stock	(338)	(460)
Net cash used in financing activities	(1,328)	(1,406)

Net Change in Cash and Cash Equivalents	(183)	(359)

Cash and Cash Equivalents at Beginning of Period	705	1,064

Cash and Cash Equivalents at End of Period	$522	$705

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

Note 20:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended December 31, 2015 and December 31, 2014:

	Three months Ended
Year Ended December 2015:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,558	$3,588	$3,627	$3,726
Total interest expense	486	503	480	498
Net interest income	3,072	3,085	3,147	3,228
Provision for loan losses	233	481	357	104
Noninterest income	431	443	538	478
Noninterest expense	2,703	2,782	2,879	2,823
Income before income taxes	567	265	449	779
Federal income tax expense	127	22	77	187
Net income	$440	$243	$372	$592
Earnings per share
Basic	$0.16	$0.09	$0.13	$0.22
Diluted	$0.16	$0.09	$0.13	$0.22

Index

Wayne Savings Bancshares, Inc
Notes to Consolidated Financial Statement
December 31, 2015 and 2014

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2015.

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

/s/ H. Stewart Fitz Gibbon III	/s/ Myron Swartzentruber
H. Stewart Fitz Gibbon III	Myron Swartzentruber
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 11, 2016	March 11, 2016

 Index

ITEM 9B.          Other Information

Not Applicable

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 26, 2016, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about April 25, 2016.

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

 Index

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

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 9, 2013 (SEC file number 0-23433))

4.0	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4 of the Form SB-2 Registration Statement filed with the SEC on September 18, 2001 (SEC file number 333-69600))
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

10.5 *	[reserved]

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

 Index

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

________________________

 Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: March 11, 2016	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/H. Stewart Fitz Gibbon III	By:	/s/Myron Swartzentruber
	H. Stewart Fitz Gibbon III, President		Myron Swartzentruber, Senior Vice
	and Chief Executive Officer and Director		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)

Date:	March 11, 2016	Date:	March 11, 2016

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Chair

Date:	March 11, 2016	Date:	March 11, 2016

By:	/s/Jonathan Ciccotelli	By:	/s/David L. Lehman
	Jonathan Ciccotelli, Director		David L Lehman, Director

Date:	March 11, 2016	Date:	March 11, 2016

By:	/s/Glenn W. Miller	By:	/s/Debra A. Marthey
	Glenn W. Miller, Director		Debra A. Marthey, Director

Date:	March 11, 2016	Date:	March 11, 2016