Form 10-Q
period 2016-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2016-05-06
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                       March 31, 2016

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

Yes ☐                No  ☒

As of April 30, 2016, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$4,512	$3,487
Interest-bearing deposits	3,624	7,669
Cash and cash equivalents	8,136	11,156

Available-for-sale securities	89,258	95,347
Held-to-maturity securities	8,288	8,307
Loans, net of allowance for loan losses of $2,771and $2,837 at March 31, 2016 and December 31, 2015, respectively	306,121	293,121
Premises and equipment, net	6,639	6,663
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	44	14
Accrued interest receivable	1,348	1,149
Bank-owned life insurance	9,621	9,554
Goodwill	1,719	1,719
Other assets	1,927	1,893
Prepaid federal income taxes	268	483
Total assets	$437,595	$433,632

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$99,822	$101,532
Savings and money market	135,571	132,089
Time	130,181	128,806
Total deposits	365,574	362,427
Other short-term borrowings	6,238	5,606
Federal Home Loan Bank advances	21,000	21,000
Interest payable and other liabilities	3,466	4,258
Deferred federal income taxes	613	436
Total liabilities	396,891	393,727
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,022	36,017
Retained earnings	21,520	21,060
Shares acquired by ESOP	(325)	(343)
Accumulated other comprehensive income (loss)	25	(291)
Treasury stock, at cost: Common: 1,196,892 shares at March 31, 2016 and December 31, 2015	(16,936)	(16,936)
Total stockholders’ equity	40,704	39,905
Total liabilities and stockholders’ equity	$437,595	$433,632

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and Dividend Income
Loans	$3,169	$2,810
Securities	628	704
Dividends on Federal Home Loan Bank stock and other	44	44
Total interest and dividend income	3,841	3,558

Interest Expense
Deposits	421	392
Other short-term borrowings	2	2
Federal Home Loan Bank advances	70	92
Total interest expense	493	486

Net Interest Income	3,348	3,072
Provision (Credit) for Loan Losses	(67)	233
Net Interest Income After Provision (Credit) for Loan Losses	3,415	2,839
Noninterest Income
Gain on loan sales	48	47
Earnings on bank-owned life insurance	73	72
Service fees, charges and other operating	331	312
Total noninterest income	452	431
Noninterest Expense
Salaries and employee benefits	1,686	1,575
Net occupancy and equipment expense	527	487
Federal deposit insurance premiums	71	60
Franchise taxes	88	66
Other	536	515
Total noninterest expense	2,908	2,703
Income Before Federal Income Taxes	959	567
Provision for Federal Income Taxes	252	127
Net Income	$707	$440
Other comprehensive income:
Unrealized gains on available-for-sale securities	479	224
Tax expense	(163)	(76)
Other comprehensive income	316	148
Total comprehensive income	$1,023	$588
Basic Earnings Per Share	$0.26	$0.16
Diluted Earnings Per Share	$0.26	$0.16
Dividends Per Share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2016	2015
Operating Activities
Net income	$707	$440
Items not requiring (providing) cash
Depreciation and amortization	157	140
Provision (Credit) for loan losses	(67)	233
Amortization of premiums and discounts on securities	283	329
Amortization of mortgage servicing rights	7	8
Amortization of deferred loan origination fees	(36)	(17)
Increase in value of bank-owned life insurance	(67)	(67)
Amortization expense of stock benefit plan	22	24
Provision for impairment on foreclosed assets held for sale	3	—
Loss on sale of foreclosed assets held for sale	4	15
Loss on sale of premises and equipment	—	2
Net gain on sale of loans	(48)	(47)
Proceeds from sale of loans in the secondary market	1,114	1,425
Origination of loans for sale in the secondary market	(1,066)	(1,378)
Deferred income taxes	14	167
Changes in
Accrued interest receivable	(199)	(177)
Other assets	174	(364)
Interest payable and other liabilities	(310)	(188)
Net cash provided by operating activities	692	545
Investing Activities
Purchase of available-for-sale securities	—	(1,927)
Purchase of held-to-maturity securities	—	(1,306)
Proceeds from maturities and paydowns of available-for-sale securities	6,291	6,461
Proceeds from maturities and paydowns of held-to-maturity securities	13	15
Net change in loans	(13,003)	(2,840)
Purchase of premises and equipment	(133)	(39)
Proceeds from the sale of foreclosed assets	70	44
Net cash (used) provided by investing activities	$(6,762)	$408

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2016	2015
Financing Activities
Net change in deposits	$3,147	$961
Net change in other short-term borrowings	632	76
Proceeds from Federal Home Loan Bank advances	13,375	21
Repayments of Federal Home Loan Bank advances	(13,375)	—
Advances by borrowers for taxes and insurance	(482)	(445)
Dividends on common stock	(247)	(249)
Net cash provided in financing activities	3,050	364
Change in Cash and Cash Equivalents	(3,020)	1,317
Cash and Cash Equivalents, Beginning of period	11,156	10,783

Cash and Cash Equivalents, End of period	$8,136	$12,100
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$492	$468
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$106	$—
Recognition of mortgage servicing rights	$16	$21
Dividends payable	$250	$253

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2015 Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:     Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities
March 31, 2016:
U.S. government agencies	$98	$1	$—	$99
Mortgage-backed securities of government sponsored entities	70,962	801	194	71,569
Private-label collateralized mortgage obligations	221	1	—	222
State and political subdivisions	16,720	681	33	17,368
Totals	$88,001	$1,484	$227	$89,258

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2015:
U.S. government agencies	$101	$—	$—	$101
Mortgage-backed securities of government sponsored entities	75,972	662	530	76,104
Private-label collateralized mortgage obligations	274	3	—	277
State and political subdivisions	18,224	677	36	18,865
Totals	$94,571	$1,342	$566	$95,347

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2016:
U.S. government agencies	$80	$—	$—	$80
Mortgage-backed securities of government sponsored entities	1,040	14	—	1,054
State and political subdivisions	7,168	65	75	7,158
Totals	$8,288	$79	$75	$8,292

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2015:
U.S. government agencies	$82	$—	$—	$82
Mortgage-backed securities of government sponsored entities	1,052	5	—	1,057
State and political subdivisions	7,173	29	136	7,066
Totals	$8,307	$34	$136	$8,205

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$5,152	$5,393	$1,412	$1,421
Five to ten years	3,426	3,559	2,958	2,968
After ten years	8,240	8,515	2,878	2,849
	16,818	17,467	7,248	7,238

Mortgage-backed securities of government sponsored entities	70,962	71,569	1,040	1,054
Private-label collateralized mortgage obligations	221	222	—	—
Totals	$88,001	$89,258	$8,288	$8,292

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $55.3 million at both March 31, 2016 and December 31, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2016 and December 31, 2015, was $37.3 million and $53.8 million, which represented approximately 38% and 52%, respectively, of the Company’s total aggregate fair value of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at March 31, 2016.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	March 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$19,623	$63	$13,897	$131	$33,520	$194
State and political subdivisions	1,895	13	1,850	95	3,745	108
Total temporarily impaired securities	$21,518	$76	$15,747	$226	$37,265	$302

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$32,930	$269	$14,560	$261	$47,490	$530
State and political subdivisions	3,756	50	2,515	122	6,271	172
Total temporarily impaired securities	$36,686	$319	$17,075	$383	$53,761	$702

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015:

Three months ended March 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$2,837
Provision (Credit) charged to expense	(68)	(3)	2	2	(67)
Losses charged off	—	—	—	—	—
Recoveries	1	—	—	—	1
Ending balance	$1,279	$1,207	$281	$4	$2,771

Three months ended March 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$2,769
Provision charged to expense	30	170	37	(4)	233
Losses charged off	(654)	—	—	—	(654)
Recoveries	1	—	—	—	1
Ending balance	$910	$1,055	$380	$4	$2,349

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$448	$21	$29	$—	$498
Collectively evaluated for impairment	831	1,186	252	4	2,273
Total allowance for loan losses	$1,279	$1,207	$281	$4	$2,771

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,682	$1,220	$29	$—	$2,931
Collectively evaluated for impairment	179,774	112,031	19,904	1,973	313,682
Total balance	$181,456	$113,251	$19,933	$1,973	$316,613

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$506	$13	$33	$—	$552
Collectively evaluated for impairment	840	1,197	246	2	2,285
Total allowance for loan losses	$1,346	$1,210	$279	$2	$2,837

Loan Balances:
Ending balance:
Individually evaluated for impairment	$2,789	$1,061	$33	$—	$3,883
Collectively evaluated for impairment	176,943	104,060	17,998	1,904	300,905
Total balance	$179,732	$105,121	$18,031	$1,904	$304,788

Total loans in the above tables do not include deferred loan origination fees of $778 and $765 or loans in process of $6.9 million and $8.1 million, respectively, for March 31, 2016 and December 31, 2015.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2016 and December 31, 2015:

March 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$174,387	$110,784	$19,801	$1,973
Special Mention (Risk 5)	573	143	103	—
Substandard (Risk 6)	6,496	2,324	29	—
Total	$181,456	$113,251	$19,933	$1,973

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$172,617	$100,961	$17,893	$1,904
Special Mention (Risk 5)	1,406	1,881	105	—
Substandard (Risk 6)	5,709	2,279	33	—
Total	$179,732	$105,121	$18,031	$1,904

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for March 31, 2016 and December 31, 2015:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$468	$44	$568	$1,080	$180,376	$181,456	$—
All other mortgage loans	177	63	258	498	112,753	113,251	—
Commercial business loans	44	—	—	44	19,889	19,933	—
Consumer loans	—	—	—	—	1,973	1,973	—
Total	$689	$107	$826	$1,622	$314,991	$316,613	$—

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$516	$329	$903	$1,748	$177,984	$179,732	$—
All other mortgage loans	298	—	209	507	104,614	105,121	—
Commercial business loans	68	—	—	68	17,963	18,031	—
Consumer loans	—	—	—	—	1,904	1,904	—
Total	$882	$329	$1,112	$2,323	$302,465	$304,788	$—

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	March 31, 2016	December 31, 2015
	(In thousands)
One-to-four family residential loans	$1,632	$1,733
Nonresidential real estate loans	355	208
All other mortgage loans	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total	$1,987	$1,941

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at March 31, 2016 and December 31, 2015 in combination with activity for the three months ended March 31, 2016 and 2015 is presented below:

	As of March 31, 2016			Three months ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$905	$919	$—	$1,065	$10
All other mortgage loans	1,038	1,038	—	519	17
Commercial business loans	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	777	777	448	1,171	—
All other mortgage loans	182	182	21	622	—
Commercial business loans	29	29	29	31	1

Total:
One-to-four family residential loans	$1,682	$1,696	$448	$2,236	$10
All other mortgage loans	1,220	1,220	21	1,141	17
Commercial business loans	29	29	29	31	1
	$2,931	$2,945	$498	$3,408	$28

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	As of December 31, 2015			Three months ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,224	$1,238	$—	$1,610	$12
All other mortgage loans	—	—	—	530	18
Commercial business loans	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,565	1,875	506	1,528	12
All other mortgage loans	1,061	1,061	13	18	—
Commercial business loans	33	33	33	136	1

Total
One-to-four family residential loans	$2,789	$3,113	$506	$3,138	$24
All other mortgage loans	1,061	1,061	13	548	18
Commercial business loans	33	33	33	136	1
	$3,883	$4,207	$552	$3,822	$43

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were $415,000 of TDR classifications that occurred in the 2016 period and included the renewal of an interest only loan as the customer repayments had not been in accordance with the original loan terms.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The remaining loans are to the same borrower and are on a nonaccrual status. There were no TDR classifications that occurred during the 2015 period. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three month periods ended March 31, 2016 and 2015. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date
Troubled Debt Restructurings	Number of loans	Pre-modification Recorded Principal Balance	Post-modification Recorded Principal Balance
		(dollars in thousands)
March 31, 2016
All other mortgage loans	8	$415	$415

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$44	$14

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$209	$171

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 5:     Goodwill

The following table presents the balance of goodwill at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Goodwill	$1,719	$1,719
Total	$1,719	$1,719

The Company is required to annually test goodwill for impairment or more frequently if impairment indicators exist. The Company’s testing of goodwill at November 30, 2015 indicated there was no impairment in the carrying value of the related asset.

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

The following tables present the contractual maturity of the repurchase agreements, and the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at March 31, 2016 and December 31, 2015.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
March 31, 2016	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$6,238	$—	$—	$—	$6,238

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$6,238

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
December 31, 2015	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$5,606	$—	$—	$—	$5,606

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$5,606

Note 7:     Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at March 31, 2016 or March 31, 2015.

The computations are as follows:

	Three months ended March 31,
	2016	2015
Net income (in thousands)	$707	$440
Weighted-average common shares outstanding	2,747,567	2,765,249
Net income per share	$0.26	$0.16

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I capital to average assets, of Tier 1 Common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of March 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2016, that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Tier I Capital to average assets	$38,238	8.8%	$17,287	4.0%	$21,609	5.0%
Tier 1 Common equity capital to risk- weighted assets	38,238	13.1%	13,112	4.5%	18,939	6.5%
Tier I Capital to risk-weighted assets	38,238	13.1%	17,482	6.0%	23,310	8.0%
Total Risk-based capital to risk- weighted assets	41,009	14.1%	23,310	8.0%	29,137	10.0%
As of December 31, 2015
Tier I Capital to average assets	$37,524	8.8%	$17,092	4.0%	$21,365	5.0%
Tier 1 Common equity capital to risk- weighted assets	37,524	13.4%	12,645	4.5%	18,265	6.5%
Tier I Capital to risk-weighted assets	37,524	13.4%	16,860	6.0%	22,480	8.0%
Total Risk-based capital to risk- weighted assets	40,361	14.4%	22,480	8.0%	28,099	10.0%

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

Implementation of the deductions and other adjustments to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter).  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

Note 9:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for- Sale Securities	Net Unrealized Loss for Unfunded Status of Split- Dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
March 31, 2016	$1,256	$(89)	$(1,083)	$(59)	$25

December 31, 2015	$777	$(89)	$(1,083)	$104	$(291)

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 or 2015.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
U.S. government agencies	$99	$—	$99	$—
Mortgage-backed securities of government sponsored entities	71,569	—	71,569	—
Private-label collateralized mortgage obligations	222	—	222	—
State and political subdivisions	17,368	—	17,368	—

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
U.S. government agencies	$101	$—	$101	$—
Mortgage-backed securities of government sponsored entities	76,104	—	76,104	—
Private-label collateralized mortgage obligations	277	—	277	—
State and political subdivisions	18,865	—	18,865	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
Collateral-dependent impaired loans	$79	$—	$—	$79
Foreclosed assets	7	—	—	7

December 31, 2015
Collateral-dependent impaired loans	$292	$—	$—	$292
Foreclosed assets	5	—	—	5

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
March 31, 2016
Collateral-dependent impaired loans	$79	Market comparable properties, less estate settlements/costs	Estate costs/Settlement	N/A
Foreclosed assets	7	Agreed upon selling price	N/A	N/A

December 31, 2015
Collateral-dependent impaired loans	$292	Market comparable properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	5	Agreed upon selling price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2016 as compared to December 31, 2015.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
Financial assets
Cash and cash equivalents	$8,136	$8,136	$—	$—
Held-to-maturity securities	8,288	—	8,292	—
Loans, net of allowance for loan losses	306,121	—	—	320,389
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,348	—	1,348	—

Financial liabilities
Deposits	365,574	42,152	304,689	—
Other short-term borrowings	6,238	—	6,238	—
Federal Home Loan Bank advances	21,000	—	21,186	—
Advances from borrowers for taxes and insurance	758	—	758	—
Interest payable	41	—	41	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2016 and December 31, 2015.

Note 11:     Recent Accounting Developments

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

FASB ASU 2015-10, Technical Corrections and Improvements was issued in June, 2015. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The adoption of the amendments that required transition guidance did not have a material impact on the Company’s consolidated financial statements. The adoption of the other amendments in this update did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2015-14, Revenue from Contracts with Customers, (Topic 606), Deferral of the effective date, was issued in August, 2015. In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (ASU 2014-9), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-9 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued 2015-14, which deferred the effective date of ASU 2014-9 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified restrospective approach to adoption. The Company is currently evaluating the potential impact on its consolidated financial statements and related notes, as well as the available transition methods.

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

FASB ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20), was issued in March 2016. The amendments in this Update apply to entities that offer certain prepaid stored-value products, including prepaid gift cards, prepaid telecommunication cards, and travelers checks. The amendments in this Update contain specific guidance for the derecognition of pre-paid stored value product liabilities and are an improvement to GAAP because they specify how pre-paid stored-value product liabilities with the Update’s scope should be derecognized. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-10, Revenue from Contracts with Customers, (Topic 606), Identifying Performance Obligations and Licensing was issued in April 2016. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update clarify the following two aspects in Topic 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on core mission, vision and values statements that emphasize a balanced and sustainable approach to shareholder returns, customer and community relationships and staff development.

•	Continued enhancement of balance sheet assets to increase higher yielding, on a risk-adjusted basis, and/or shorter duration commercial business and real estate (including commercial loans secured by residential real estate) and consumer (including home equity lines of credit secured by residential real estate) loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued attention to balance sheet liabilities to enhance customer relationships through value -added services that are priced to generate acceptable returns to shareholders while managing risk, particularly liquidity and interest rate risks.

•	Continued transition from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through new position descriptions, activity goals, performance reviews and compensation structures consistent with regulatory guidance. In addition, turnover in the existing staff is being used as an opportunity to recruit experienced talent to further change the culture of the organization. Management continues to analyze staffing levels and facilities, monitoring customer and transaction volume to ensure appropriate staffing and to justify continued operations if volume levels decrease. Management also continues to evaluate opportunities to add talent tied to revenue-producing activities and contiguous market areas.

•	Continued technology upgrades are scheduled to facilitate improved and more efficient customer service and operations.

•	Continued focus on enterprise risk management and regulatory compliance. The focus of the ERM program is to ensure the identification, measurement and management of risks, and the pricing of risk to produce acceptable returns to shareholders. As part of ERM, and coordinated with internal audit, regulatory compliance is a particular area of attention to facilitate the continued generation of returns to shareholders while avoiding the costs of remedial actions for compliance deficiencies commensurate with the risks assumed in those activities and consistent with legal requirements, regulatory requirements and general economic conditions.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Critical Accounting Policies

Critical Accounting Policies – The Company’s critical accounting policy relates to the allowance for loan losses and goodwill. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision, and considers all known internal and external factors that affect loan repayment as of the reporting date. Such evaluation, which includes a review of all loans on which full repayment may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors, including those required by regulation that warrant recognition in providing an appropriate loan loss allowance. Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Discussion of Financial Condition Changes from December 31, 2015 to March 31, 2016

At March 31, 2016, the Company had total assets of $437.6 million, an increase of $4.0 million, from total assets at December 31, 2015. The increase in total assets includes a $13.0 million increase in net loans, partially offset by a $3.0 million decrease in cash and cash equivalents and a $6.1 million decrease in securities balances compared to December 31, 2015.

Total securities decreased $6.1 million to $97.5 million at March 31, 2016, compared to $103.6 million at December 31, 2015. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $6.3 million and amortization of premiums of $283,000, partially offset by a $480,000 increase in unrealized gains on available-for-sale securities during the three months ended March 31, 2016.

Net loans receivable increased $13.0 million at March 31, 2016 compared to December 31, 2015. The Bank originated $24.0 million of loans, received payments of $10.0 million, and originated and sold $1.1 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses totaled $2.8 million and decreased $66,000 compared to December 31, 2015 due mainly to the provision for loan losses credit of $67,000. The aforementioned provision for loan losses credit was due to reduced loss history and favorable economic factors, including reduced past due loan balances and a reduced number of local foreclosures compared to December, partially offset by additional allocation associated with increased loan balances.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Management continues to focus on risk selection and the returns generated in return for risks taken in making its lending and investment decisions. Key areas of risk reviewed for each potential loan origination and securities purchase include credit, interest rate and liquidity risk. Interest rate risk arises mainly from longer term fixed-rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate residential mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Loans sold into the secondary market are sold with representations and warranties. In the event that those representations and warranties are violated, repurchase of loans may be required. No repurchases have been required in recent periods and management believes that the bank is in full compliance with applicable selling and servicing guides. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. Investments generally contribute to higher risk-based capital ratios, compared to loans, as the investments the Company purchases are risk weighted less than the loan originations. As loan volume increases relative to investment volume, risk-based capital ratios will likely decline, as loans generally require a higher allocation of risk-based capital compared to investments. As demonstrated by quarterly balance sheet presentations, as a result of general economic and competitive conditions, loan demand and originations are volatile on a sequential quarter basis, which in turn results in volatility in quarterly investment securities balances. The longer term trend and strategic direction is for an increase in higher yielding loan balances relative to lower yielding investment securities balances.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	March 31, 2016		December 31, 2015
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$181,456	57.30%	$179,732	58.97%
Residential construction loans	5,598	1.77%	6,177	2.03%
Multi-family residential	12,555	3.97%	12,474	4.09%
Nonresidential real estate/land(2)	95,098	30.04%	86,470	28.37%
Total mortgage loans	294,707	93.08%	284,853	93.46%
Other loans:
Consumer loans(3)	1,973	0.62%	1,904	0.62%
Commercial business loans	19,933	6.30%	18,031	5.92%
Total other loans	21,906	6.92%	19,935	6.54%
Total loans before net items	316,613	100.00%	304,788	100.00%
Less:
Loans in process	6,943		8,065
Deferred loan origination fees	778		765
Allowance for loan losses	2,771		2,837
Total loans receivable, net	$306,121		$293,121

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.1 million at March 31, 2016 and $15.3 million at December 31, 2015. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $29.7 million at March 31, 2016 and $29.4 million at December 31, 2015.
(3)	Includes land loans of $3.5 million at March 31, 2016 and $3.6 million for December 31, 2015.
(4)	Includes second mortgage loans of $309 at March 31, 2016 and $332 at December 31, 2015.

Foreclosed assets held for sale totaled $44,000 at March 31, 2016, an increase of $30,000, compared to $14,000 at December 31, 2015. The increase in foreclosed assets during the current year quarter was due to additions of properties totaling $106,000 and a $3,000 decrease in the provision for loss on foreclosed assets, partially offset by sales totaling $80,000 that resulted in a net loss of $4,000. During the prior year period there were sales totaling $44,000 that resulted in a loss of $15,000. Total impaired assets were $3.0 million, or 0.68% of total assets at March 31, 2016, compared to $3.9 million, or 0.90% of total assets December 31, 2015.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2015. Management believes that there were no interim impairment indicators that would require another evaluation at March 31, 2016.

Deposits totaled $365.6 million at March 31, 2016, an increase of $3.2 million from $362.4 million at December 31, 2015. This increase includes a $3.5 million increase in savings and money market balances and a $1.4 million increase in time deposits, partially offset by a $1.7 million decrease in demand deposits. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits and competitive pressure.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, increased by $632,000 and totaled $6.2 million at March 31, 2016. The increase was due to an increase in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both March 31, 2016 and December 31, 2015.

Advances from the Federal Home Loan Bank (FHLB) totaled $21.0 million, at both March 31, 2016 and December 31, 2015. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.29% at March 31, 2016 compared to 1.86% at December 31, 2015.

Stockholders’ equity increased by $799,000 during the period ended March 31, 2016. This increase was due to net income of $707,000 and a $316,000 increase in unrealized gains on available-for-sale securities, partially offset by $247,000 in shareholder dividends.

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

	For the three months ended March 31,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$298,812	$3,169	4.24%	$266,302	$2,810	4.22%
Investment securities(2)	101,074	628	2.49%	113,826	704	2.47%
Interest-earning deposits(3)	9,795	44	1.80%	12,627	44	1.39%
Total interest-earning assets	409,681	3,841	3.75%	392,755	3,558	3.62%
Noninterest-earning assets	24,208			24,004
Total assets	$433,889			$416,759
Interest-bearing liabilities:
Deposits	$361,881	$421	0.47%	$348,533	$392	0.45%
Other short-term borrowings	5,867	2	0.14%	6,944	2	0.12%
Borrowings	21,649	70	1.29%	16,448	92	2.24%
Total interest-bearing liabilities	389,397	493	0.51%	371,925	486	0.52%
Noninterest-bearing liabilities	4,101			4,488
Total liabilities	393,498			376,413
Stockholders’ equity	40,391			40,346
Total liabilities and stockholders’ equity	$433,889			$416,759
Net interest income		$3,348			$3,072
Interest rate spread(4)			3.24%			3.10%
Net yield on interest-earning assets(5)			3.27%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.21%			105.60%

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

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General

Net income for the three months ended March 31, 2016, totaled $707,000, an increase of $267,000, compared to $440,000 for the three month period ended March 31, 2015. The increase in net income was due to an increase in both net interest income and noninterest income, and a decrease in the provision for loan losses, partially offset by an increase in both noninterest expense and the provision for federal income taxes.

Interest Income

Interest income increased $283,000, and totaled $3.8 million for the three month period ended March 31, 2016, compared to $3.6 million for the three month period ended March 31, 2015. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $16.9 million and totaled $409.7 million for the 2016 period from $392.8 million in the 2015 period. The weighted-average yield was 3.75% for the three months ended March 31, 2016, and increased by 13 basis points compared to 3.62% for the three months ended March 31, 2015.

Interest income on loans was $3.2 million for the three month period ended March 31, 2016, and increased $359,000 compared to the three month period ended March 31, 2015. This increase was primarily due to a $32.5 million increase in the average balance of loans from $266.3 million in the 2015 period to $298.8 million for the 2016 period. In addition to the increase in the average balance of loans outstanding, the weighted-average yield also increased by 2 basis points from 4.22% for the three months ended March 31, 2015 to 4.24% for the three months ended March 31, 2016.

Interest income on securities decreased $76,000 during the three months ended March 31, 2016, compared to the same period in 2015. This decrease was primarily due to a $12.7 million decrease in the average balance of investment securities, from $113.8 million in the 2015 period to $101.1 million in the 2016 period. The decrease in the average balance was partially offset a 2 basis point increase in weighted-average rate from 2.47% in the 2015 period to 2.49% for the 2016 period. The decrease in the average balance was due to investing excess cash into the loan portfolio, while the increase in yield was primarily due to a decrease in prepayments causing a decrease in premium amortization for the quarter.

Dividends on Federal Home Loan Bank stock and other income was $44,000 for both of the three month periods ended March 31, 2016 and March 31, 2015. The weighted-average rate increased 41 basis points from 1.39% in the 2015 period to 1.80% in the 2016 period. This increase in the weighted-average rate was fully offset by a $2.8 million decrease in the average balance.

Interest Expense

Interest expense totaled $493,000 for the three month period ended March 31, 2016, an increase of $7,000 compared to the three month period ended March 31, 2015. The increase was due to a $17.5 million increase in the average balance of total interest-bearing liabilities from $371.9 million in the 2015 period to $389.4 million in the 2016 period, partially offset by a 1 basis point decrease in the weighted-average cost of funds from 0.52% in the 2015 period to 0.51% in the current year period.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended March 31, 2016 totaled $421,000, an increase of $29,000 compared to $392,000 for the same period in the previous year. The increase was primarily due to a $13.4 million increase in the average balance from $348.5 million in the 2015 period to $361.9 million in the 2016 period. The weighted-average cost of deposits also increased by 2 basis points, from 0.45% in the 2015 period to 0.47% in the 2016 period. The increase in interest expense on deposits is mainly due to an increase in the average balance, combined with the effect of competitive conditions and overall market conditions that resulted in an increase in the cost of deposits.

Interest expense on other short-term borrowings totaled $2,000 for both of the three month periods ended March 31, 2016, and March 31, 2015. The weighted-average cost of short-term borrowings increased 2 basis points from 0.12% in the 2015 period to 0.14% in the 2016 period. This increase in the weighted-average cost was fully offset by a $1.1 million decrease in the average balance of short-term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $70,000 for the three month period ended March 31, 2016, a decrease of $22,000 from $92,000 in the 2015 period. The decrease was primarily due to a 95 basis point decrease in the weighted-average cost from 2.24% in the 2015 period to 1.29% in the 2016 period. The decrease in the weighted-average cost was partially offset by a $5.2 million increase in the average balance outstanding from $16.4 million in the 2015 period to $21.6 million in the 2016 period. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the increase in the average balance was due to the addition of new lower cost fixed-rate term advances in excess of the scheduled maturities of fixed-rate term advances in lieu of higher cost retail or wholesale deposits.

Net Interest Income

Net interest income totaled $3.3 million for the three months ended March 31, 2016, and increased $276,000 compared to the three month period ended March 31, 2015. The increase in net interest income was primarily due to a $16.9 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year quarter. The increase in the average balance of earning assets was substantially due to a $32.5 million increase in the average balance of higher yielding loans, partially offset by a $15.6 million decline in lower yielding investments and interest-earning deposits compared to the prior year quarter. This increase was also due to a 14 basis point increase in the net interest spread from 3.10% at March 31, 2015 to 3.24% at March 31, 2016. The increase in the net interest spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities. During the three months ended March 31, 2016, the yield on earning assets increased 13 basis points, while the rate paid on interest-bearing liabilities decreased 1 basis point, compared to the same period last year. The yield on earning assets was favorably impacted as a result of an increase in higher yielding loan balances, and reduced prepayments and premium amortization on investment securities.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision (Credit) for Loan Losses

Management recorded a $67,000 credit for loan losses for the three month period ended March 31, 2016, compared to a provision of $233,000 for the three month period ended March 31, 2015. The decrease is primarily due to a decrease in net charge-offs, and impaired loans from the prior year period, as well as improved economic factors, partially offset by higher loan balances. There were no charge-offs during the current year period compared to charge-offs totaling $654,000 in the prior year period, and impaired loans totaled $3.0 million at March 31, 2016, a decrease of $1.3 million, compared to $4.3 million at March 31, 2015.

Noninterest Income

Noninterest income totaled $452,000 for the three month period ended March 31, 2016, an increase of $21,000, from $431,000 for the same period in 2015. The increase was primarily due to an increase in service fees, charges and other operating income generated from increased service charges on deposit accounts and debit card interchange income.

Noninterest Expense

Noninterest expense totaled $2.9 million for three month period ended March 31, 2016, an increase of $205,000 from $2.7 million for the three months ended March 31, 2015. This increase includes a $111,000 increase in salaries and employee benefits, a $40,000 increase in occupancy and equipment expense, a $22,000 increase in franchise taxes, and a $21,000 increase in other noninterest expense. The increase in salaries and employee benefits was due to increased director and committee fees due to a recent change in the director fee structure, increased compensation due to staff additions and merit increases and higher healthcare costs due to an increase in premiums and staffing levels compared to the prior year period. These increases were partially offset by a decrease in lower disability insurance, education and training, and post-retirement benefit costs. The increase in occupancy and equipment expense was due to depreciation and non-capital furniture and fixture costs and increased ATM network costs compared to the prior year quarter. The increase in franchise taxes was due to the exclusion of the tax credit for the state supervisory exam fee that had previously been recorded in other noninterest expense in the prior year period. The increase in other noninterest expense was due to higher stationary, printing and supplies expense, higher legal costs related to nonperforming loans, and higher audit expenses than recorded during the prior year quarter .. These increases were partially offset by lower supervisory exam fees as discussed above and lower appraisal expense compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $252,000 for the three month period ended March 31, 2016, an increase of $125,000 compared to $127,000 for three month period ended March 31, 2015. The increase was primarily due to a $392,000 increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year quarter was 26.3% compared to 22.4% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date:	May 6, 2016	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer