Form 10-Q
period 2016-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2016-08-03
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

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

Yes ☐                No  ☒

As of July 29, 2016, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$8,425	$3,487
Interest-bearing deposits	3,642	7,669
Cash and cash equivalents	12,067	11,156

Available-for-sale securities	86,605	95,347
Held-to-maturity securities	9,159	8,307
Loans, net of allowance for loan losses of $2,776 and $2,837 at June 30, 2016 and December 31, 2015, respectively	315,144	293,121
Premises and equipment	6,659	6,663
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	19	14
Accrued interest receivable	1,166	1,149
Bank-owned life insurance	9,689	9,554
Goodwill	1,719	1,719
Other assets	2,612	1,893
Prepaid federal income taxes	140	483
Total assets	$449,205	$433,632

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$102,003	$101,532
Savings and money market	139,639	132,089
Time	135,293	128,806
Total deposits	376,935	362,427
Other short-term borrowings	6,157	5,606
Federal Home Loan Bank advances	21,000	21,000
Interest payable and other liabilities	3,262	4,258
Deferred federal income taxes	593	436
Total liabilities	407,947	393,727
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	$398	$398
Additional paid-in capital	36,026	36,017
Retained earnings	21,947	21,060
Shares acquired by ESOP	(308)	(343)
Accumulated other comprehensive income (loss)	131	(291)
Treasury stock, at cost: Common: 1,196,892 shares at June 30, 2016 and December 31, 2015	(16,936)	(16,936)
Total stockholders’ equity	41,258	39,905
Total liabilities and stockholders’ equity	$449,205	$433,632

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three and six months ended June 30, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and Dividend Income
Loans	$3,209	$2,855	$6,378	$5,665
Securities	568	688	1,196	1,392
Dividends on Federal Home Loan Bank stock and other	49	45	93	89
Total interest and dividend income	3,826	3,588	7,667	7,146

Interest Expense
Deposits	447	402	868	794
Other short-term borrowings	2	3	4	5
Federal Home Loan Bank advances	69	98	139	190
Total interest expense	518	503	1,011	989

Net Interest Income	3,308	3,085	6,656	6,157
Provision (Credit) for Loan Losses	11	481	(56)	714
Net Interest Income After Provision (Credit) for Loan Losses	3,297	2,604	6,712	5,443
Noninterest Income
Gain on loan sales	73	15	121	62
Earnings on bank-owned life insurance	75	73	148	145
Service fees, charges and other operating	407	355	738	667
Total noninterest income	555	443	1,007	874
Noninterest Expense
Salaries and employee benefits	1,762	1,584	3,448	3,159
Net occupancy and equipment expense	509	491	1,036	978
Federal deposit insurance premiums	69	68	140	128
Franchise taxes	89	67	177	133
Other	521	572	1,057	1,087
Total noninterest expense	2,950	2,782	5,858	5,485
Income Before Federal Income Taxes	902	265	1,861	832
Provision for Federal Income Taxes	228	22	480	149
Net Income	$674	$243	$1,381	$683
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	159	(932)	640	(709)
Tax (expense) benefit	(53)	317	(218)	241
Other comprehensive income (loss)	106	(615)	422	(468)
Total comprehensive income (loss)	$780	$(372)	$1,803	$215
Basic and Diluted Earnings Per Share	$0.24	$0.09	$0.50	$0.25
Dividends Per Share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$1,381	$683
Items not requiring (providing) cash
Depreciation and amortization	322	288
Provision (Credit) for loan losses	(56)	714
Amortization of premiums and discounts on securities	590	673
Amortization of mortgage servicing rights	17	22
Amortization of deferred loan origination fees	(56)	(45)
Increase in value of bank-owned life insurance	(135)	(134)
Amortization expense of stock benefit plan	45	49
Provision for impairment on foreclosed assets held for sale	16	9
Loss on sale of foreclosed assets held for sale	5	77
Loss on sale of premises and equipment	—	2
Net gain on sale of loans	(121)	(62)
Proceeds from sale of loans in the secondary market	3,091	1,964
Origination of loans for sale in the secondary market	(2,970)	(1,902)
Deferred income taxes	(60)	18
Changes in
Accrued interest receivable	(17)	(5)
Other assets	(393)	(708)
Interest payable and other liabilities	(162)	(293)
Net cash provided by operating activities	1,497	1,350
Investing Activities
Purchase of available-for-sale securities	(3,475)	(11,391)
Purchase of held-to-maturity securities	(895)	(1,637)
Proceeds from maturities and paydowns of available-for-sale securities	12,281	12,616
Proceeds from maturities and paydowns of held-to-maturity securities	27	40
Net change in loans	(22,017)	(7,911)
Purchase of premises and equipment	(318)	(313)
Proceeds from the sale of foreclosed assets	80	102
Net cash used in investing activities	$(14,317)	$(8,494)

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Financing Activities
Net change in deposits	$14,508	$4,367
Net change in other short-term borrowings	551	(230)
Proceeds from Federal Home Loan Bank advances	13,375	7,341
Repayments of Federal Home Loan Bank advances	(13,375)	(5,800)
Advances by borrowers for taxes and insurance	(834)	(941)
Dividends on common stock	(494)	(498)
Treasury stock purchases	—	(338)
Net cash provided in financing activities	13,731	3,901
Change in Cash and Cash Equivalents	911	(3,243)
Cash and Cash Equivalents, Beginning of period	11,156	10,783

Cash and Cash Equivalents, End of period	$12,067	$7,540
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,005	$990
Federal income taxes paid	$150	$100

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$106	$308
Recognition of mortgage servicing rights	$45	$29
Dividends payable	$250	$250

See accompanying notes to condensed consolidated financial statements.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2015 Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:  Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities
June 30, 2016:
U.S. government agencies	$96	$—	$—	$96
Mortgage-backed securities of government sponsored entities	69,041	893	174	69,760
Private-label collateralized mortgage obligations	172	1	—	173
State and political subdivisions	15,880	723	27	16,576
Totals	$85,189	$1,617	$201	$86,605

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2015:
U.S. government agencies	$101	$—	$—	$101
Mortgage-backed securities of government sponsored entities	75,972	662	530	76,104
Private-label collateralized mortgage obligations	274	3	—	277
State and political subdivisions	18,224	677	36	18,865
Totals	$94,571	$1,342	$566	$95,347

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2016:
U.S. government agencies	$78	$—	$—	$78
Mortgage-backed securities of government sponsored entities	1,028	20	—	1,048
State and political subdivisions	8,053	217	39	8,231
Totals	$9,159	$237	$39	$9,357

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2015:
U.S. government agencies	$82	$—	$—	$82
Mortgage-backed securities of government sponsored entities	1,052	5	—	1,057
State and political subdivisions	7,173	29	136	7,066
Totals	$8,307	$34	$136	$8,205

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,133	$6,420	$1,408	$1,432
Five to ten years	3,423	3,600	3,344	3,436
After ten years	6,420	6,652	3,379	3,441
	15,976	16,672	8,131	8,309
Mortgage-backed securities of government sponsored entities	69,041	69,760	1,028	1,048
Private-label collateralized mortgage obligations	172	173	—	—
Totals	$85,189	$86,605	$9,159	$9,357

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $53.3 million at June 30, 2016, compared to $55.3 million at December 31, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2016 and December 31, 2015, was $21.0 million and $53.8 million, which represented approximately 22% and 52%, respectively, of the Company’s total aggregate fair value of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at June 30, 2016.

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$9,063	$80	$11,023	$94	$20,086	$174
State and political subdivisions	—	—	959	66	959	66
Total temporarily impaired securities	$9,063	$80	$11,982	$160	$21,045	$240

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$32,930	$269	$14,560	$261	$47,490	$530
State and political subdivisions	3,756	50	2,515	122	6,271	172
Total temporarily impaired securities	$36,686	$319	$17,075	$383	$53,761	$702

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,279	$1,207	$281	$4	$—	$2,771
Provision charged to expense	303	(245)	(47)	—	—	11
Losses charged off	—	(5)	—	(1)	—	(6)
Recoveries	—	—	—	—	—	—
Ending balance	$1,582	$957	$234	$3	$—	$2,776

Three months ended June 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$910	$1,055	$380	$4	$—	$2,349
Provision charged to expense	367	109	(34)	1	38	481
Losses charged off	(205)	—	—	—	—	(205)
Recoveries	43	—	—	—	—	43
Ending balance	$1,115	$1,164	$346	$5	$38	$2,668

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$—	$2,837
Provision (Credit) charged to expense	235	(248)	(45)	2	—	(56)
Losses charged off	—	(5)	—	(1)	—	(6)
Recoveries	1	—	—	—	—	1
Ending balance	$1,582	$957	$234	$3	$—	$2,776

Six months ended June 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$—	$2,769
Provision charged to expense	397	279	3	(3)	38	714
Losses charged off	(859)	—	—	—	—	(859)
Recoveries	44	—	—	—	—	44
Ending balance	$1,115	$1,164	$346	$5	$38	$2,668

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of June 30, 2016 and December 31, 2015:

June 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$447	$57	$53	$—	$557
Collectively evaluated for impairment	1,135	900	181	3	2,219
Total allowance for loan losses	$1,582	$957	$234	$3	$2,776

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,661	$1,273	$53	$—	$2,987
Collectively evaluated for impairment	183,327	118,783	20,523	2,003	324,636
Total balance	$184,988	$120,056	$20,576	$2,003	$327,623

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$506	$13	$33	$—	$552
Collectively evaluated for impairment	840	1,197	246	2	2,285
Total allowance for loan losses	$1,346	$1,210	$279	$2	$2,837

Loan Balances:
Ending balance:
Individually evaluated for impairment	$2,789	$1,061	$33	$—	$3,883
Collectively evaluated for impairment	176,943	104,060	17,998	1,904	300,905
Total balance	$179,732	$105,121	$18,031	$1,904	$304,788

Total loans in the above tables do not include deferred loan origination fees of $778 and $765 or loans in process of $8.9 million and $8.1 million, respectively, for June 30, 2016 and December 31, 2015.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2016 and December 31, 2015:

June 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$180,215	$117,741	$20,024	$2,003
Special Mention (Risk 5)	284	136	499	—
Substandard (Risk 6)	4,489	2,179	53	—
Total	$184,988	$120,056	$20,576	$2,003

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$172,617	$100,961	$17,893	$1,904
Special Mention (Risk 5)	1,406	1,881	105	—
Substandard (Risk 6)	5,709	2,279	33	—
Total	$179,732	$105,121	$18,031	$1,904

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2016 and December 31, 2015:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$298	$107	$518	$923	$184,065	$184,988	$—
All other mortgage loans	134	—	318	452	119,604	120,056	—
Commercial business loans	—	4	23	27	20,549	20,576	—
Consumer loans	—	—	—	—	2,003	2,003	—
Total	$432	$111	$859	$1,402	$326,221	$327,623	$—

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$516	$329	$903	$1,748	$177,984	$179,732	$—
All other mortgage loans	298	—	209	507	104,614	105,121	—
Commercial business loans	68	—	—	68	17,963	18,031	—
Consumer loans	—	—	—	—	1,904	1,904	—
Total	$882	$329	$1,112	$2,323	$302,465	$304,788	$—

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	June 30, 2016	December 31, 2015
	(In thousands)
One-to-four family residential loans	$1,546	$1,733
Nonresidential real estate loans	318	208
All other mortgage loans	—	—
Commercial business loans	27	—
Consumer loans	—	—
Total	$1,891	$1,941

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at June 30, 2016 and December 31, 2015 in combination with activity for the three and six months ended June 30, 2016 and 2015 is presented below:

	As of June 30, 2016			Three months ended June 30, 2016		Six months ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$894	$908	$—	$900	$10	$1,008	$20
All other mortgage loans	1,029	1,029	—	1,034	17	689	35
Commercial business loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	767	767	447	772	—	1,036	—
All other mortgage loans	244	244	57	213	—	496	—
Commercial business loans	53	53	53	41	1	38	1

Total:
One-to-four family residential loans	$1,661	$1,675	$447	$1,672	$10	$2,044	$20
All other mortgage loans	1,273	1,273	57	1,247	17	1,185	35
Commercial business loans	53	53	53	41	1	38	1
	$2,987	$3,001	$557	$2,960	$28	$3,267	$56

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2015			Three months ended June 30, 2015		Six months ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,224	$1,238	$—	$1,794	$13	$1,565	$25
All other mortgage loans	—	—	—	1,063	18	709	36
Commercial business loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,565	1,875	506	1,010	12	1,397	25
All other mortgage loans	1,061	1,061	13	83	—	61	—
Commercial business loans	33	33	33	125	1	131	1

Total:
One-to-four family residential loans	$2,789	$3,113	$506	$2,804	$25	$2,962	$50
All other mortgage loans	1,061	1,061	13	1,146	18	770	36
Commercial business loans	33	33	33	125	1	131	1
	$3,883	$4,207	$552	$4,075	$44	$3,863	$87

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were $412,000 of TDR classifications that occurred in the 2016 year to date period and included the renewal of an interest only loan as the customer repayments had not been in accordance with the original loan terms.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The remaining loans are to the same borrower and are on a nonaccrual status. There were no TDR classifications that occurred during the 2015 quarter-to-date or year-to-date period. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three and six month periods ended June 30, 2016 and 2015. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance
		(dollars in thousands)			(dollars in thousands)
June 30, 2016
One-to-four family residential loans		$—	$—	8	$412	$412

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$19	$14

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$104	$171

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 5:     Goodwill

The following table presents the balance of goodwill at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Goodwill	$1,719	$1,719
Total	$1,719	$1,719

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

The following tables present the contractual maturity of the repurchase agreements, and the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at June 30, 2016 and December 31, 2015.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
June 30, 2016	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$6,157	$—	$—	$—	$6,157

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$6,157

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
December 31, 2015	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$5,606	$—	$—	$—	$5,606

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$5,606

Note 7:     Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at June 30, 2016 or June 30, 2015.

The computations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (in thousands)	$674	$243	$1,381	$683
Weighted-average common shares outstanding	2,747,567	2,761,678	2,747,567	2,763,453
Net income per share	$0.24	$0.09	$0.50	$0.25

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I capital to average assets, of Tier 1 Common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of June 30, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2016, that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Tier I Capital to average assets	$38,670	8.7%	$17,774	4.0%	$22,218	5.0%
Tier 1 Common equity capital to risk- weighted assets	38,670	12.9%	13,539	4.5%	19,556	6.5%
Tier I Capital to risk-weighted assets	38,670	12.9%	18,052	6.0%	24,069	8.0%
Total Risk-based capital to risk- weighted assets	41,446	13.8%	24,069	8.0%	30,087	10.0%
As of December 31, 2015
Tier I Capital to average assets	$37,524	8.8%	$17,092	4.0%	$21,365	5.0%
Tier 1 Common equity capital to risk- weighted assets	37,524	13.4%	12,645	4.5%	18,265	6.5%
Tier I Capital to risk-weighted assets	37,524	13.4%	16,860	6.0%	22,480	8.0%
Total Risk-based capital to risk- weighted assets	40,361	14.4%	22,480	8.0%	28,099	10.0%

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

Note 9:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for- Sale Securities	Net Unrealized Loss for Unfunded Status of Split- Dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
June 30, 2016	$1,416	$(89)	$(1,083)	$(113)	$131

December 31, 2015	$777	$(89)	$(1,083)	$104	$(291)

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the six months ended June 30, 2016 or 2015.

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
U.S. government agencies	$96	$—	$96	$—
Mortgage-backed securities of government sponsored entities	69,760	—	69,760	—
Private-label collateralized mortgage obligations	173	—	173	—
State and political subdivisions	16,576	—	16,576	—

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
U.S. government agencies	$101	$—	$101	$—
Mortgage-backed securities of government sponsored entities	76,104	—	76,104	—
Private-label collateralized mortgage obligations	277	—	277	—
State and political subdivisions	18,865	—	18,865	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Collateral-dependent impaired loans	$26	$—	$—	$26
Foreclosed assets	19	—	—	19

December 31, 2015
Collateral-dependent impaired loans	$292	$—	$—	$292
Foreclosed assets	5	—	—	5

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
June 30, 2016
Collateral-dependent impaired loans	$26	Historical proceeds from prior sales	Selling Costs	41%
Foreclosed assets	19	Historical proceeds from prior sales	Selling Costs	N/A

December 31, 2015
Collateral-dependent impaired loans	$292	Market comparable properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	5	Agreed upon selling price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2016 as compared to December 31, 2015.

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents estimated fair values of the Company’s financial instruments not carried at fair value. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Financial assets
Cash and cash equivalents	$12,067	$12,067	$—	$—
Held-to-maturity securities	9,159	—	9,357	—
Loans, net of allowance for loan losses	315,144	—	—	332,540
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,166	—	1,166	—

Financial liabilities
Deposits	376,935	42,906	321,747	—
Other short-term borrowings	6,157	—	6,157	—
Federal Home Loan Bank advances	21,000	—	21,274	—
Advances from borrowers for taxes and insurance	406	—	406	—
Interest payable	46	—	46	—

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Financial assets
Cash and cash equivalents	$11,156	$11,156	$—	$—
Held-to-maturity securities	8,307	—	8,205	—
Loans, net of allowance for loan losses	293,121	—	—	302,595
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,149	—	1,149	—

Financial liabilities
Deposits	362,427	42,630	295,796	—
Other short-term borrowings	5,606	—	5,606	—
Federal Home Loan Bank advances	21,000	—	20,978	—
Advances from borrowers for taxes and insurance	1,240	—	1,240	—
Interest payable	40	—	40	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2016 and December 31, 2015.

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

FASB ASU 2015-14, Revenue from Contracts with Customers, (Topic 606), Deferral of the effective date, was issued in August 2015. In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its consolidated financial statements and related notes, as well as the available transition methods.

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

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, was issued in May 2016. The amendments in this update do not change the core principle of the guidance in Topic 606, but rather clarify certain narrow aspects. The amendments in this update clarify the objective of collectibility and determine whether a contract is valid based on if the customer has the ability and intention to pay, and also to clarify when revenue would be recognized for a contract that fails collectibility. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued in June 2016. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal year. Early adoption of the amendments in this Update are allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this Update. The Company is studying the implications of this update, including following evolving regulatory and industry guidance, and gathering additional detailed historical data. The effect of this Update on the Company’s financial statements is not known at this time.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operation

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, our initiatives to improve shareholder returns include:

•	Enhance balance sheet assets to increase higher yielding and/or shorter duration commercial business and commercial real estate loans and home equity lines of credit and reducing the investment securities portfolio.

•	Offer value-added account services to strengthen customer relationships.

•	Actively manage capital to provide an appropriate return to shareholders.

•	Transition from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture and gain customer relationships by taking advantage of disruption in the local banking market resulting from acquisitions of independent local community and regional banks

•	Examine staffing levels and facilities and monitor customer and transaction volume in the face of decreasing transaction volume levels through traditional channels.

•	Offset pressure on net interest margin and customer resistance to fees wherever possible, including by incorporating operating efficiency into the performance goals of managers with expense responsibility

•	Upgrade technology for more efficient customer service and operations.

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

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Discussion of Financial Condition Changes from December 31, 2015 to June 30, 2016

At June 30, 2016, the Company had total assets of $449.2 million, an increase of $15.6 million, from total assets at December 31, 2015. The increase in total assets includes a $22.0 million increase in net loans, partially offset by a $7.8 million decrease in securities balances compared to December 31, 2015.

Total securities decreased $7.8 million to $95.8 million at June 30, 2016, compared to $103.6 million at December 31, 2015. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $12.3 million and amortization of premiums of $590,000, partially offset by purchases totaling $4.4 million, and a $640,000 increase in unrealized gains on available-for-sale securities during the six months ended June 30, 2016.

Net loans receivable increased $22.0 million at June 30, 2016 compared to December 31, 2015. The Bank originated $46.6 million of loans, received payments of $21.7 million, and originated and sold $3.0 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses totaled $2.8 million and decreased $61,000 compared to December 31, 2015 due mainly to the provision for loan losses credit of $56,000. The aforementioned provision for loan losses credit was due to reduced loss history and favorable economic factors, including reduced past due loan balances and a reduced number of local foreclosures compared to December, partially offset by additional allocation associated with increased loan balances.

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

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	June 30, 2016		December 31, 2015
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$184,988	56.46%	$179,732	58.97%
Residential construction loans	5,227	1.60%	6,177	2.03%
Multi-family residential	12,353	3.77%	12,474	4.09%
Nonresidential real estate/land(2)	102,476	31.28%	86,470	28.37%
Total mortgage loans	305,044	93.11%	284,853	93.46%
Other loans:
Consumer loans(3)	2,003	0.61%	1,904	0.62%
Commercial business loans	20,576	6.28%	18,031	5.92%
Total other loans	22,579	6.89%	19,935	6.54%
Total loans before net items	327,623	100.00%	304,788	100.00%
Less:
Loans in process	8,925		8,065
Deferred loan origination fees	778		765
Allowance for loan losses	2,776		2,837
Total loans receivable, net	$315,144		$293,121

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.3 million at both June 30, 2016 and at December 31, 2015. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $30.8 million at June 30, 2016 and $29.4 million at December 31, 2015.
(3)	Includes land loans of $3.5 million at June 30, 2016 and $3.6 million at December 31, 2015.
(4)	Includes second mortgage loans of $292 at June 30, 2016 and $332 at December 31, 2015.

Foreclosed assets held for sale totaled $19,000 at June 30, 2016, an increase of $5,000, compared to $14,000 at December 31, 2015. The increase in foreclosed assets during the current year was due to additions of properties totaling $106,000, partially offset by sales totaling $85,000 that resulted in a net loss of $5,000. During the prior year period there were additions of $308,000 offset with a write-down of $9,000 on a specific property and sales totaling $179,000 that resulted in a loss of $77,000. Total impaired assets were $3.0 million, or 0.66% of total assets at June 30, 2016, compared to $3.9 million, or 0.90% of total assets at December 31, 2015.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2015. Management believes that there were no interim impairment indicators that would require another evaluation at June 30, 2016.

Deposits totaled $376.9 million at June 30, 2016, an increase of $14.5 million from $362.4 million at December 31, 2015. This increase includes a $471,000 increase in demand deposits, a $7.6 million increase in savings and money market balances and a $6.5 million increase in time deposits. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits and competitive pressure.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, increased by $551,000 and totaled $6.2 million at June 30, 2016. The increase was due to an increase in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both June 30, 2016 and December 31, 2015.

Advances from the Federal Home Loan Bank (FHLB) totaled $21.0 million, at both June 30, 2016 and December 31, 2015. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.32% at June 30, 2016 compared to 1.86% at December 31, 2015.

Stockholders’ equity increased by $1.4 million during the period ended June 30, 2016. This increase was due to net income of $1.4 million, and $422,000 increase in unrealized gains on available-for-sale securities, partially offset by $494,000 in shareholder dividends.

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

	For the three months ended June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$309,263	$3,209	4.15%	$268,531	$2,855	4.25%
Investment securities(2)	97,159	568	2.34%	114,739	688	2.40%
Interest-earning deposits(3)	15,526	49	1.26%	14,772	45	1.22%
Total interest-earning assets	421,948	3,826	3.63%	398,042	3,588	3.61%
Noninterest-earning assets	24,169			24,470
Total assets	$446,117			$422,512
Interest-bearing liabilities:
Deposits	$374,061	$447	0.48%	$351,496	$402	0.46%
Other short-term borrowings	5,627	2	0.14%	6,804	3	0.18%
Borrowings	21,000	69	1.31%	19,171	98	2.04%
Total interest-bearing liabilities	400,688	518	0.52%	377,471	503	0.53%
Noninterest-bearing liabilities	4,417			4,927
Total liabilities	405,105			382,398
Stockholders’ equity	41,012			40,114
Total liabilities and stockholders’ equity	$446,117			$422,512
Net interest income		$3,308			$3,085
Interest rate spread(4)			3.11%			3.08%
Net yield on interest-earning assets(5)			3.14%			3.10%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.31%			105.45%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General

Net income for the three months ended June 30, 2016, totaled $674,000, an increase of $431,000, compared to $243,000 for the three month period ended June 30, 2015. The increase in net income was due to an increase in both net interest income and noninterest income, and a decrease in the provision for loan losses, partially offset by an increase in both noninterest expense and the provision for federal income taxes.

Interest Income

Interest income increased $238,000, and totaled $3.8 million for the three month period ended June 30, 2016, compared to $3.6 million for the three month period ended June 30, 2015. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $23.9 million and totaled $421.9 million for the 2016 period from $398.0 million in the 2015 period. The weighted-average yield was 3.63% for the three months ended June 30, 2016, and increased by 2 basis points compared to 3.61% for the three months ended June 30, 2015.

Interest income on loans was $3.2 million for the three month period ended June 30, 2016, and increased $354,000 compared to the three month period ended June 30, 2015. This increase was primarily due to a $40.8 million increase in the average balance of loans from $268.5 million in the 2015 period to $309.3 million for the 2016 period. The increase in the average balance of loans outstanding was partially offset by a decrease in the weighted-average yield of 10 basis points from 4.25% for the three months ended June 30, 2015 to 4.15% for the three months ended June 30, 2016.

Interest income on securities decreased $120,000 during the three months ended June 30, 2016, compared to the same period in 2015. This decrease was due to both a decrease in the average balance of investment securities, and a decrease in the weighted-average rate. The average balance of investment securities decreased $17.5 million from $114.7 million in the 2015 period to $97.2 million in the 2016 period, and the weighted-average rate decreased 6 basis points from 2.40% in the 2015 period to 2.34% for the 2016 period. The decrease in the average balance was due to investing excess cash into the loan portfolio, while the decrease in yield was primarily due to a the maturity and repayment of higher yielding investments and purchases of new investment securities at lower yields.

Dividends on Federal Home Loan Bank stock and other income was $49,000 for the three month period ended June 30, 2016, and increased $4,000 compared to the same period in 2015. The increase was due to a 4 basis increase in the weighted-average rate from 1.22% in the 2015 period to 1.26% in the 2016 period, and a $754,000 increase in the average balance outstanding.

Interest Expense

Interest expense totaled $518,000 for the three month period ended June 30, 2016, an increase of $15,000 compared to the three month period ended June 30, 2015. The increase was due to a $23.2 million increase in the average balance of total interest-bearing liabilities from $377.5 million in the 2015 period to $400.7 million in the 2016 period, partially offset by a 1 basis point decrease in the weighted-average cost of funds from 0.53% in the 2015 period to 0.52% in the current year period.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended June 30, 2016 totaled $447,000, an increase of $45,000 compared to $402,000 for the same period in the previous year. The increase was primarily due to a $7.2 million increase in average certificate of deposit balances and a shift from shorter term, lower cost certificates of deposit into longer term, higher cost certificates of deposit. The increase was also due to a $15.3 million increase in the combined average balance of money market and savings accounts and demand deposit accounts. The weighted-average cost of deposits also increased by 2 basis points, from 0.46% in the 2015 period to 0.48% in the 2016 period.

Interest expense on other short-term borrowings totaled $2,000 for the three month period ended June 30, 2016, and decreased $1,000 from the same period in the previous year. The weighted-average cost of short-term borrowings decreased 4 basis points from 0.18% in the 2015 period to 0.14% in the 2016 period, and the average balance of short-term borrowings decreased by $1.2 million compared to the prior year period.

Interest expense on Federal Home Loan Bank advances totaled $69,000 for the three month period ended June 30, 2016, a decrease of $29,000 from $98,000 in the 2015 period. The decrease was primarily due to a 73 basis point decrease in the weighted-average cost from 2.04% in the 2015 period to 1.31% in the 2016 period. The decrease in the weighted-average cost was partially offset by a $1.8 million increase in the average balance outstanding from $19.2 million in the 2015 period to $21.0 million in the 2016 period. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the increase in the average balance was due to the addition of new lower cost fixed-rate term advances in excess of the scheduled maturities of fixed-rate term advances in lieu of higher cost retail or wholesale deposits.

Net Interest Income

Net interest income totaled $3.3 million for the three months ended June 30, 2016, and increased $223,000 compared to the three month period ended June 30, 2015. The increase in net interest income was primarily due to a $23.9 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year quarter. The increase in the average balance of earning assets was substantially due to a $40.7 million increase in the average balance of higher yielding loans, partially offset by a $16.8 million decline in lower yielding investments and interest-earning deposits compared to the prior year quarter. This increase was also due to a 3 basis point increase in the net interest spread from 3.08% at June 30, 2015 to 3.11% at June 30, 2016. The increase in the net interest spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities. During the three months ended June 30, 2016, the yield on earning assets increased 2 basis points and the rate paid on interest-bearing liabilities decreased 1 basis point, compared to the same period last year. The yield on earning assets was favorably impacted as a result of an increase in higher yielding loan balances partially offset with a decline in the average yield of investment securities.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

Management recorded an $11,000 provision for loan losses for the three month period ended June 30, 2016, compared to a provision of $481,000 for the three month period ended June 30, 2015. The decrease is primarily due to a decrease in net charge-offs, and impaired loans from the prior year period, as well as improved economic factors, partially offset by higher loan balances. There were charge-offs totaling $6,000 in the current year quarter compared to charge-offs totaling $205,000 in the prior year quarter, and impaired loans totaled $3.0 million at June 30, 2016, a decrease of $900,000, compared to $3.9 million at June 30, 2015.

Noninterest Income

Noninterest income totaled $555,000 for the three month period ended June 30, 2016, an increase of $112,000, from $443,000 for the same period in 2015. The increase was due to a $58,000 increase in gain on sale of loans, and a $52,000 increase in service fees, charges and other operating income. The increase in gain on sale of loans was due to sales totaling $1.9 million in the current year period, compared to sales totaling $524,000 in the same period last year. The increase in service fees, charges and other operating income was primarily due to a $52,000 supervisory fee refund in the current year period.

Noninterest Expense

Noninterest expense totaled $3.0 million for three month period ended June 30, 2016, an increase of $168,000 from $2.8 million for the three months ended June 30, 2015. This increase includes a $178,000 increase in salaries and employee benefits and a $22,000 increase in franchise taxes, partially offset by a $51,000 decrease in other noninterest expense. The increase in salaries and employee benefits was due to increased director and committee fees due to a change in the director fee structure, increased compensation due to staff additions and merit increases, increased pension expense due to planned retirements, and higher healthcare costs due to an increase in premiums and staffing levels compared to the prior year period. These increases were partially offset by a decrease in lower education and training, and post-retirement benefit costs. The increase in franchise taxes was due to the exclusion of the tax credit for the state supervisory exam fee that had previously been recorded in other noninterest expense in the prior year period. The decrease in other noninterest expense was due to a decrease in real estate owned expense, legal expense and supervisory fee expense, partially offset by an increase in audit expense compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $228,000 for the three month period ended June 30, 2016, an increase of $206,000 compared to $22,000 for three month period ended June 30, 2015. The increase was primarily due to a $637,000 increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year quarter was 25.28% compared to 8.30% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General

Net income for the six months ended June 30, 2016, totaled $1.4 million, an increase of $698,000, compared to $683,000 for the six month period ended June 30, 2015. The increase in net income was due to an increase in both net interest income and noninterest income, and a decrease in the provision for loan losses, partially offset by an increase in both noninterest expense and the provision for federal income taxes.

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

	For the six months ended June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$304,038	$6,378	4.20%	$267,423	$5,665	4.24%
Investment securities(2)	99,116	1,196	2.41%	114,285	1,392	2.44%
Interest-earning deposits(3)	12,661	93	1.47%	13,706	89	1.30%
Total interest-earning assets	415,815	7,667	3.69%	395,414	7,146	3.61%
Noninterest-earning assets	24,188			24,237
Total assets	$440,003			$419,651
Interest-bearing liabilities:
Deposits	$367,970	$868	0.47%	$350,022	$794	0.45%
Other short-term borrowings	5,747	4	0.14%	6,874	5	0.15%
Borrowings	21,324	139	1.30%	17,817	190	2.13%
Total interest-bearing liabilities	395,041	1,011	0.51%	374,713	989	0.53%
Noninterest-bearing liabilities	4,260			4,709
Total liabilities	399,301			379,422
Stockholders’ equity	40,702			40,229
Total liabilities and stockholders’ equity	$440,003			$419,651
Net interest income		$6,656			$6,157
Interest rate spread(4)			3.18%			3.08%
Net yield on interest-earning assets(5)			3.20%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.26%			105.52%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $521,000, and totaled $7.7 million for the six month period ended June 30, 2016, compared to $7.1 million for the six month period ended June 30, 2015. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $20.4 million and totaled $415.8 million for the 2016 period from $395.4 million in the 2015 period. The weighted-average yield was 3.69% for the six months ended June 30, 2016, and increased by 8 basis points compared to 3.61% for the six months ended June 30, 2015.

Interest income on loans was $6.4 million for the six month period ended June 30, 2016, and increased $713,000 compared to the six month period ended June 30, 2015. This increase was primarily due to a $36.6 million increase in the average balance of loans from $267.4 million in the 2015 period to $304.0 million for the 2016 period. The increase in the average balance of loans outstanding was partially offset by a 4 basis point decrease in the weighted-average yield from 4.24% for the six months ended June 30, 2015 to 4.20% for the six months ended June 30, 2016.

Interest income on securities totaled $1.2 million for the six months ended June 30, 2016, and decreased $196,000 compared to the six month period ended June 30, 2015. This decrease was due to both a decrease in the average balance and a decrease in the weighted-average rate. The average balance of investment securities decreased $15.2 million, from $114.3 million in the 2015 period to $99.1 million in the 2016 period. The weighted-average rate of investment securities was 2.41% in the 2016 period and decreased 3 basis points from 2.44% in the 2015 period. The decrease in the average balance was due to investing excess cash into the loan portfolio.

Dividends on Federal Home Loan Bank stock and other income was $93,000 for six month period ended June 30, 2016, and increased $4,000 compared to the six month period ending June 30, 2015. The weighted-average rate increased 17 basis points from 1.30% in the 2015 period to 1.47% in the 2016 period. This increase in the weighted-average rate was partially offset by a $1.0 million decrease in the average balance.

Interest Expense

Interest expense totaled $1.0 million for the six month period ended June 30, 2016, and increased $22,000 compared to the six month period ended June 30, 2015. The increase was due to a $20.3 million increase in the average balance of total interest-bearing liabilities from $374.7 million in the 2015 period to $395.0 million in the 2016 period, partially offset by a 2 basis point decrease in the weighted-average cost of funds from 0.53% in the 2015 period to 0.51% in the current year period.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the six month period ended June 30, 2016 totaled $868,000, an increase of $74,000 compared to $794,000 for the same period in the previous year. The increase in interest expense was primarily due to a $4.9 million increase in average certificate of deposit balances and a shift from shorter term, lower cost certificates of deposit into longer term, higher cost certificates of deposit. In addition to the increased certificate of deposit balances, the average balance of savings and money market balances increased by $4.7 million and the average balance of demand deposits increased by $8.4 million. The weighted-average cost of deposits also increased by 2 basis points, from 0.45% in the 2015 period to 0.47% in the 2016 period.

Interest expense on other short-term borrowings totaled $4,000 for the six month period ended June 30, 2016, and decreased $1,000 compared to the same period last year. The weighted-average cost of short-term borrowings decreased 1 basis point from 0.15% in the 2015 period to 0.14% in the 2016 period, and the average balance of short-term borrowings decreased $1.1 million.

Interest expense on Federal Home Loan Bank advances totaled $139,000 for the six month period ended June 30, 2016, a decrease of $51,000 from $190,000 in the 2015 period. The decrease was primarily due to an 83 basis point decrease in the weighted-average cost from 2.13% in the 2015 period to 1.30% in the 2016 period. The decrease in the weighted-average cost was partially offset by a $3.5 million increase in the average balance outstanding from $17.8 million in the 2015 period to $21.3 million in the 2016 period. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the increase in the average balance was due to the addition of new lower cost fixed-rate term advances in excess of the scheduled maturities of fixed-rate term advances in lieu of higher cost retail or wholesale deposits.

Net Interest Income

Net interest income totaled $6.7 million for the six months ended June 30, 2016, and increased $499,000 compared to the six month period ended June 30, 2015. The increase in net interest income was primarily due to a $20.4 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year quarter. The increase in the average balance of earning assets was substantially due to a $36.6 million increase in the average balance of higher yielding loans, partially offset by a $16.2 million decline in lower yielding investments and interest-earning deposits compared to the prior year period. This increase was also due to a 10 basis point increase in the interest rate spread from 3.08% at June 30, 2015 to 3.18% at June 30, 2016. The increase in the interest rate spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities. During the six months ended June 30, 2016, the yield on earning assets increased 8 basis points, while the rate paid on interest-bearing liabilities decreased 2 basis points, compared to the same period last year. The yield on earning assets was favorably impacted as a result of an increase in higher yielding loan balances, and reduced prepayments and premium amortization on investment securities.

Provision (Credit) for Loan Losses

Management recorded a $56,000 credit for loan losses for the six month period ended June 30, 2016, compared to a provision of $714,000 for the six month period ended June 30, 2015. The decrease is primarily due to a decrease in net charge-offs, and impaired loans from the prior year period, as well as improved economic factors, partially offset by higher loan balances. There were $6,000 in charge-offs during the current year period compared to charge-offs totaling $859,000 in the prior year period.

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Noninterest Income

Noninterest income totaled $1.0 million for the six month period ended June 30, 2016, an increase of $133,000, from $874,000 for the same period in 2015. The increase was primarily due to a $59,000 increase in gain on sale of loans and a $71,000 increase in service fees, charges and other operating income. The increase in gain on sale of loans was primarily due to an increase in loans sold. Loans sold during the 2016 year to date period totaled $3.0 million, compared to loan sales of $1.9 million in the same period one year ago. The increase in service fees, charges and other operating income was due to the supervisory fee refund previously mentioned , as well as an increase in service charges on deposit accounts and debit card interchange income.

Noninterest Expense

Noninterest expense totaled $5.9 million for six month period ended June 30, 2016, an increase of $373,000 from $5.5 million for the six months ended June 30, 2015. This increase includes a $289,000 increase in salaries and employee benefits, a $58,000 increase in occupancy and equipment expense, a $44,000 increase in franchise taxes, partially offset by a $30,000 decrease in other noninterest expense. The increase in salaries and employee benefits was due to increased director and committee fees due to a recent change in the director fee structure, increased compensation and payroll taxes due to staff additions and merit increases, higher healthcare costs due to an increase in premiums and staffing levels compared to the prior year period, and higher pension costs due to planned retirements. These increases were partially offset by a decrease in disability insurance, education and training, and post-retirement benefit costs. The increase in occupancy and equipment expense was due to increased depreciation, data processing expense and ATM network expenses partially offset by lower building repairs and maintenance and non-capital furniture and fixture costs. The increase in franchise taxes was due to the exclusion of the tax credit for the state supervisory exam fee that had previously been recorded in other noninterest expense in the prior year period. The decrease in other noninterest expense was due to a decrease in the loss on sale of foreclosed assets, legal costs, supervisory exam fees as discussed above and lower appraisal expense compared to the prior year. These decreased expenses were partially offset with an increase in stationary, printing and supplies expense, audit related expense, and special services compared to the prior year.

Federal Income Taxes

Federal income tax expense totaled $480,000 for the six month period ended June 30, 2016, an increase of $331,000 compared to $149,000 for six month period ended June 30, 2015. The increase was primarily due to a $1.0 million increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year period was 25.8% compared to 17.9% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

Date:	August 3, 2016	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date:	August 3, 2016	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer