Form 10-Q
period 2016-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2016-11-07
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐        No  ☒

As of October 31, 2016, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$5,421	$3,487
Interest-bearing deposits	3,443	7,669
Cash and cash equivalents	8,864	11,156

Available-for-sale securities	80,771	95,347
Held-to-maturity securities	8,779	8,307
Loans, net of allowance for loan losses of $2,907 and $2,837 at September 30, 2016 and December 31, 2015, respectively	321,390	293,121
Premises and equipment	6,568	6,663
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	4	14
Accrued interest receivable	1,350	1,149
Bank-owned life insurance	9,758	9,554
Goodwill	1,719	1,719
Other assets	2,250	1,893
Prepaid federal income taxes	118	483
Total assets	$445,797	$433,632

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$106,166	$101,532
Savings and money market	138,218	132,089
Time	132,149	128,806
Total deposits	376,533	362,427
Other short-term borrowings	6,023	5,606
Federal Home Loan Bank advances	18,000	21,000
Interest payable and other liabilities	3,472	4,258
Deferred federal income taxes	365	436
Total liabilities	404,393	393,727
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,032	36,017
Retained earnings	22,249	21,060
Shares acquired by ESOP	(290)	(343)
Accumulated other comprehensive income (loss)	(49)	(291)
Treasury stock, at cost: Common: 1,196,892 shares at September 30, 2016 and December 31, 2015.	(16,936)	(16,936)
Total stockholders’ equity	41,404	39,905
Total liabilities and stockholders’ equity	$445,797	$433,632

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three and nine months ended September 30, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and Dividend Income
Loans	$3,375	$2,933	$9,753	$8,598
Securities	516	651	1,712	2,043
Dividends on Federal Home Loan Bank stock and other	62	43	155	132
Total interest and dividend income	3,953	3,627	11,620	10,773

Interest Expense
Deposits	464	395	1,332	1,189
Other short-term borrowings	3	2	7	7
Federal Home Loan Bank advances	67	83	206	273
Total interest expense	534	480	1,545	1,469

Net Interest Income	3,419	3,147	10,075	9,304
Provision for Loan Losses	208	357	152	1,071
Net Interest Income After Provision for Loan Losses	3,211	2,790	9,923	8,233
Noninterest Income
Gain on loan sales	82	80	203	142
Earnings on bank-owned life insurance	75	75	223	220
Service fees, charges and other operating	366	383	1,104	1,050
Total noninterest income	523	538	1,530	1,412
Noninterest Expense
Salaries and employee benefits	1,779	1,635	5,227	4,794
Net occupancy and equipment expense	545	527	1,581	1,505
Federal deposit insurance premiums	61	69	201	197
Franchise taxes	89	68	266	201
Other	550	580	1,607	1,667
Total noninterest expense	3,024	2,879	8,882	8,364
Income Before Federal Income Taxes	710	449	2,571	1,281
Provision for Federal Income Taxes	160	77	640	226
Net Income	$550	$372	$1,931	$1,055
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(272)	235	367	(474)
Tax (expense) benefit	92	(80)	(125)	161
Other comprehensive income (loss)	(180)	155	242	(313)
Total comprehensive income	$370	$527	$2,173	$742
Basic and Diluted Earnings Per Share	$0.20	$0.13	$0.70	$0.38
Dividends Per Share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$1,931	$1,055
Items not requiring (providing) cash
Depreciation and amortization	496	437
Provision for loan losses	152	1,071
Amortization of premiums and discounts on securities	909	1,037
Amortization of mortgage servicing rights	31	41
Amortization of deferred loan origination fees	(85)	(59)
Increase in value of bank-owned life insurance	(204)	(203)
Amortization expense of stock benefit plan	68	72
Provision for impairment on foreclosed assets held for sale	24	31
Loss on sale of foreclosed assets held for sale	6	84
Loss on sale of premises and equipment	—	2
Net gain on sale of loans	(203)	(142)
Proceeds from sale of loans in the secondary market	5,322	4,407
Origination of loans for sale in the secondary market	(5,119)	(4,265)
Deferred income taxes	(196)	(79)
Changes in
Accrued interest receivable	(202)	(185)
Other assets	(23)	(450)
Interest payable and other liabilities	(312)	(50)
Net cash provided by operating activities	2,595	2,804
Investing Activities
Purchase of available-for-sale securities	(3,475)	(12,971)
Purchase of held-to-maturity securities	(895)	(1,637)
Proceeds from maturities and paydowns of available-for-sale securities	17,551	19,107
Proceeds from maturities and paydowns of held-to-maturity securities	381	191
Net change in loans	(28,442)	(18,068)
Purchase of premises and equipment	(401)	(357)
Proceeds from the sale of foreclosed assets	87	256
Net cash used in investing activities	$(15,194)	$(13,479)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Financing Activities
Net change in deposits	$14,106	$4,322
Net change in other short-term borrowings	417	(1,634)
Proceeds from Federal Home Loan Bank advances	14,875	23,052
Repayments of Federal Home Loan Bank advances	(17,875)	(18,500)
Advances by borrowers for taxes and insurance	(474)	(407)
Dividends on common stock	(742)	(744)
Treasury stock purchases	—	(338)
Net cash provided by financing activities	10,307	5,751
Change in Cash and Cash Equivalents	(2,292)	(4,924)
Cash and Cash Equivalents, Beginning of period	11,156	10,783

Cash and Cash Equivalents, End of period	$8,864	$5,859
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,552	$1,465

Federal income taxes paid	$400	$100

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$106	$308

Recognition of mortgage servicing rights	$77	$64

Dividends payable	$250	$250

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2015. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2015, has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:     Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities
September 30, 2016:
U.S. government agencies	$12	$—	$—	$12
Mortgage-backed securities of government sponsored entities	63,700	779	208	64,271
Private-label collateralized mortgage obligations	53	—	—	53
State and political subdivisions	15,862	601	28	16,435
Totals	$79,627	$1,380	$236	$80,771

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2015:
U.S. government agencies	$101	$—	$—	$101
Mortgage-backed securities of government sponsored entities	75,972	662	530	76,104
Private-label collateralized mortgage obligations	274	3	—	277
State and political subdivisions	18,224	677	36	18,865
Totals	$94,571	$1,342	$566	$95,347

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2016:
U.S. government agencies	$21	$—	$—	$21
Mortgage-backed securities of government sponsored entities	716	11	—	727
State and political subdivisions	8,042	175	41	8,176
Totals	$8,779	$186	$41	$8,924

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2015:
U.S. government agencies	$82	$—	$—	$82
Mortgage-backed securities of government sponsored entities	1,052	5	—	1,057
State and political subdivisions	7,173	29	136	7,066
Totals	$8,307	$34	$136	$8,205

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$6,118	$6,348	$1,404	$1,422
Five to ten years	3,337	3,491	3,284	3,360
After ten years	6,419	6,608	3,375	3,415
	15,874	16,447	8,063	8,197

Mortgage-backed securities of government sponsored entities	63,700	64,271	716	727
Private-label collateralized mortgage obligations	53	53	—	—
Totals	$79,627	$80,771	$8,779	$8,924

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $52.5 million at September 30, 2016, compared to $55.3 million at December 31, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2016 and December 31, 2015, was $24.2 million and $53.8 million, which represented approximately 27% and 52%, respectively, of the Company’s total aggregate fair value of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at September 30, 2016.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$10,889	$79	$10,786	$129	$21,675	$208
State and political subdivisions	1,561	3	956	66	2,517	69
Total temporarily impaired securities	$12,450	$82	$11,742	$195	$24,192	$277

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$32,930	$269	$14,560	$261	$47,490	$530
State and political subdivisions	3,756	50	2,515	122	6,271	172
Total temporarily impaired securities	$36,686	$319	$17,075	$383	$53,761	$702

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015:

Three months ended September 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,582	$957	$234	$3	$—	$2,776
Provision charged to expense	(105)	238	75	—	—	208
Losses charged off	—	(78)	—	—	—	(78)
Recoveries	—	—	1	—	—	1
Ending balance	$1,477	$1,117	$310	$3	$—	$2,907

Three months ended September 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,115	$1,164	$346	$5	$38	$2,668
Provision charged to expense	562	(99)	(68)	—	(38)	357
Losses charged off	(278)	—	—	—	—	(278)
Recoveries	2	—	1	—	—	3
Ending balance	$1,401	$1,065	$279	$5	$—	$2,750

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$—	$2,837
Provision charged to expense	130	(10)	30	2	—	152
Losses charged off	—	(83)	—	(1)	—	(84)
Recoveries	1	—	1	—	—	2
Ending balance	$1,477	$1,117	$310	$3	$—	$2,907

Nine months ended September 30, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Unallocated	Total
	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$—	$2,769
Provision charged to expense	959	180	(65)	(3)	—	1,071
Losses charged off	(1,137)	—	—	—	—	(1,137)
Recoveries	46	—	1	—	—	47
Ending balance	$1,401	$1,065	$279	$5	$—	$2,750

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of September 30, 2016 and December 31, 2015:

September 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$397	$54	$44	$—	$495
Collectively evaluated for impairment	1,080	1,063	266	3	2,412
Total allowance for loan losses	$1,477	$1,117	$310	$3	$2,907

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,690	$1,133	$44	$—	$2,867
Collectively evaluated for impairment	184,325	121,563	21,373	1,860	329,121
Total balance	$186,015	$122,696	$21,417	$1,860	$331,988

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$506	$13	$33	$—	$552
Collectively evaluated for impairment	840	1,197	246	2	2,285
Total allowance for loan losses	$1,346	$1,210	$279	$2	$2,837

Loan Balances:
Ending balance:
Individually evaluated for impairment	$2,789	$1,061	$33	$—	$3,883
Collectively evaluated for impairment	176,943	104,060	17,998	1,904	300,905
Total balance	$179,732	$105,121	$18,031	$1,904	$304,788

Total loans in the above tables do not include deferred loan origination fees of $761 and $765 or loans in process of $6.9 million and $8.1 million, respectively, for September 30, 2016 and December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2016 and December 31, 2015:

September 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$182,553	$118,645	$20,686	$1,860
Special Mention (Risk 5)	282	128	537	—
Substandard (Risk 6)	3,180	3,923	194	—
Total	$186,015	$122,696	$21,417	$1,860

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$172,617	$100,961	$17,893	$1,904
Special Mention (Risk 5)	1,406	1,881	105	—
Substandard (Risk 6)	5,709	2,279	33	—
Total	$179,732	$105,121	$18,031	$1,904

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2016 and December 31, 2015:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
One-to-four family residential loans	$1,366	$155	$706	$2,227	$183,788	$186,015
All other mortgage loans	115	—	—	115	122,581	122,696
Commercial business loans	15	42	22	79	21,338	21,417
Consumer loans	—	—	—	—	1,860	1,860
Total	$1,496	$197	$728	$2,421	$329,567	$331,988

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
One-to-four family residential loans	$516	$329	$903	$1,748	$177,984	$179,732
All other mortgage loans	298	—	209	507	104,614	105,121
Commercial business loans	68	—	—	68	17,963	18,031
Consumer loans	—	—	—	—	1,904	1,904
Total	$882	$329	$1,112	$2,323	$302,465	$304,788

There were no loans greater than 90 days and still accruing at either September 30, 2016 or December 31, 2015.

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	September 30, 2016	December 31, 2015
	(In thousands)
One-to-four family residential loans	$1,392	$1,733
Nonresidential real estate loans	166	208
All other mortgage loans	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total	$1,558	$1,941

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at September 30, 2016 and December 31, 2015 in combination with activity for the three and nine months ended September 30, 2016 and 2015 is presented below:

	As of September 30, 2016			Three months ended September 30, 2016		Nine months ended September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)

Loans without a specific valuation allowance
One-to-four family residential loans	$1,154	$1,168	$—	$1,024	$10	$1,044	$30
All other mortgage loans	1,060	1,060	—	1,045	17	782	52
Commercial business loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	536	536	397	652	—	911	—
All other mortgage loans	73	73	54	159	1	390	—
Commercial business loans	44	44	44	49	—	40	1

Total:
One-to-four family residential loans	$1,690	$1,704	$397	$1,676	$10	$1,956	$30
All other mortgage loans	1,133	1,133	54	1,204	18	1,173	52
Commercial business loans	44	44	44	49	—	40	1
	$2,867	$2,881	$495	$2,929	$28	$3,168	$83

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2015			Three months ended September 30, 2015		Nine months ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,224	$1,238	$—	$1,317	$10	$1,464	$31
All other mortgage loans	—	—	—	533	—	532	—
Commercial business loans	—	—	—	18	—	9	—

Loans with a specific valuation allowance
One-to-four family residential loans	1,565	1,875	506	1,468	15	1,498	42
All other mortgage loans	1,061	1,061	13	610	18	314	54
Commercial business loans	33	33	33	85	—	110	1

Total:
One-to-four family residential loans	$2,789	$3,113	$506	$2,785	$25	$2,962	$73
All other mortgage loans	1,061	1,061	13	1,143	18	846	54
Commercial business loans	33	33	33	103	—	119	1
	$3,883	$4,207	$552	$4,031	$43	$3,927	$128

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The remaining loans are to the same borrower and are on a nonaccrual status. There were no TDR classifications that occurred during the 2015 quarter-to-date or year-to-date period. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three and nine month periods ended September 30, 2016 and 2015. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance
		(dollars in thousands)			(dollars in thousands)
September 30, 2016
One-to-four family residential loans		$—	$—	8	$412	$412

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$4	$14

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$179	$171

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 5:     Goodwill

The following table presents the balance of goodwill at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Goodwill	$1,719	$1,719
Total	$1,719	$1,719

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

The following tables present the contractual maturity of the repurchase agreements, and the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at September 30, 2016 and December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
September 30, 2016	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$6,023	$—	$—	$—	$6,023

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$6,023

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
December 31, 2015	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$5,606	$—	$—	$—	$5,606

Gross amount of recognized liabilities for repurchase agreements included in other short-term borrowings					$5,606

Note 7:     Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at September 30, 2016 or September 30, 2015.

The computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (in thousands)	$550	$372	$1,931	$1,055
Weighted-average common shares outstanding	2,747,567	2,740,249	2,747,567	2,755,634
Net income per share	$0.20	$0.13	$0.70	$0.38

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier I capital to average assets, of Tier 1 Common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of Total Risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of September 30, 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2016, that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of September 30, 2016 and December 31, 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Tier I Capital to average assets	$38,981	8.7%	$17,839	4.0%	$22,299	5.0%
Tier 1 Common equity capital to risk- weighted assets	38,981	13.3%	13,205	4.5%	19,073	6.5%
Tier I Capital to risk-weighted assets	38,981	13.3%	17,606	6.0%	23,475	8.0%
Total Risk-based capital to risk- weighted assets	41,891	14.3%	23,475	8.0%	29,344	10.0%
As of December 31, 2015
Tier I Capital to average assets	$37,524	8.8%	$17,092	4.0%	$21,365	5.0%
Tier 1 Common equity capital to risk- weighted assets	37,524	13.4%	12,645	4.5%	18,265	6.5%
Tier I Capital to risk-weighted assets	37,524	13.4%	16,860	6.0%	22,480	8.0%
Total Risk-based capital to risk- weighted assets	40,361	14.4%	22,480	8.0%	28,099	10.0%

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

Implementation of the deductions and other adjustments to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter).  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

Note 9:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for- Sale Securities	Net Unrealized Loss for Unfunded Status of Split- Dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
September 30, 2016	$1,144	$(89)	$(1,083)	$(21)	$(49)

December 31, 2015	$777	$(89)	$(1,083)	$104	$(291)

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2016 or 2015.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identica l Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
U.S. government agencies	$12	$—	$12	$—
Mortgage-backed securities of government sponsored entities	64,271	—	64,271	—
Private-label collateralized mortgage obligations	53	—	53	—
State and political subdivisions	16,435	—	16,435	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
Collateral-dependent
impaired loans	$37	—	—	$37
Foreclosed assets	4	—	—	4

December 31, 2015
Collateral-dependent impaired loans	$292	$—	$—	$292
Foreclosed assets	5	—	—	5

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
September 30, 2016
Collateral-dependent impaired loans	$37	Historical Proceed from prior sales	Selling Costs	41%
Foreclosed assets	4	Sales contract	N/A	N/A

December 31, 2015
Collateral-dependent impaired loans	$292	Market comparable properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	5	Agreed upon selling price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2016 as compared to December 31, 2015.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
Financial assets
Cash and cash equivalents	$8,864	$8,864	$—	$—
Held-to-maturity securities	8,779	—	8,924	—
Loans, net of allowance for loan losses	321,390	—	—	337,922
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,350	—	1,350	—

Financial liabilities
Deposits	376,533	42,593	321,745	—
Other short-term borrowings	6,023	—	6,023	—
Federal Home Loan Bank advances	18,000	—	18,048	—
Advances from borrowers for taxes and insurance	767	—	767	—
Interest payable	33	—	33	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2016 and December 31, 2015.

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

Index

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

Index

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

Index

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

FASB ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The amendments in this Update provide guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This Update addresses eight specific cash flow issues with the objective of reducing the diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. This amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, our initiatives to improve shareholder returns include:

•	Enhance balance sheet assets to increase higher yielding and/or shorter duration commercial business and commercial real estate loans and home equity lines of credit and reducing the investment securities portfolio. In the persistent low interest rate environment, the improvement in asset mix will be accelerated by selling off additional newly originated mortgage loans to reduce the proportion of residential mortgage loans held on the balance sheet.

•	Enhance balance sheet liabilities by focusing on the development of lower cost and higher fee producing transaction account balances and deemphasizing the retention or origination of new retail time deposit accounts. This initiative is the result of several years of investment and development of value added services necessary to support business transaction accounts. The foundation of meaningful customer relationships is the primary transaction account.

•	Actively manage capital to provide an appropriate return to shareholders. As our earnings improve, we are able to resume stock repurchases within regulatory guidelines and expect that in the absence of higher yielding balance sheet opportunities, that stock repurchases will continue to be used on an ongoing basis to return capital to shareholders in addition to the regular quarterly cash dividend.

•	Transition from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture and gain customer relationships by taking advantage of disruption in the local banking market resulting from acquisitions of independent local community and regional banks.

•	Examine staffing levels and facilities and monitor customer and transaction volume in the face of decreasing transaction volume levels through traditional channels with increased emphasis on expense reduction as an offset to continued pressure on margins and fee income.

•	Offset pressure on net interest margin and customer resistance to fees wherever possible, including by incorporating operating efficiency into the performance goals of managers with fee income and expense responsibility.

•	Continue to enhance technology for more efficient customer service and operations and effective cybersecurity while ensuring an appropriate return on technology investments.

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

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Discussion of Financial Condition Changes from December 31, 2015 to September 30, 2016

At September 30, 2016, the Company had total assets of $445.8 million, an increase of $12.2 million, from total assets at December 31, 2015. The increase in total assets includes a $28.3 million increase in net loans, partially offset by a $2.3 million decrease in cash and cash equivalents, and a $14.1 million decrease in securities balances compared to December 31, 2015.

Total securities decreased $14.1 million to $89.5 million at September 30, 2016, compared to $103.6 million at December 31, 2015. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $17.9 million and amortization of premiums of $909,000, partially offset by purchases totaling $4.4 million, and a $367,000 increase in unrealized gains on available-for-sale securities during the nine months ended September 30, 2016.

Net loans receivable increased $28.3 million at September 30, 2016 compared to December 31, 2015. The Bank originated $54.5 million of loans, received payments of $26.1 million, and originated and sold $5.1 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses totaled $2.9 million and increased $70,000 compared to December 31, 2015 The increase in the allowance for loan losses was primarily due to a provision of $152,000, and recoveries of $2,000, partially offset by loans charged off totaling $84,000.

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

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	September 30, 2016		December 31, 2015
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$186,015	56.03%	$179,732	58.97%
Residential construction loans	5,208	1.57%	6,177	2.03%
Multi-family residential	12,390	3.73%	12,474	4.09%
Nonresidential real estate/land(2)	105,098	31.66%	86,470	28.37%
Total mortgage loans	308,711	92.99%	284,853	93.46%
Other loans:
Consumer loans(3)	1,860	0.56%	1,904	0.62%
Commercial business loans	21,417	6.45%	18,031	5.92%
Total other loans	23,277	7.01%	19,935	6.54%
Total loans before net items	331,988	100.00%	304,788	100.00%
Less:
Loans in process	6,930		8,065
Deferred loan origination fees	761		765
Allowance for loan losses	2,907		2,837
Total loans receivable, net	$321,390		$293,121

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.5 million at September 30, 2016 and $15.3 million at December 31, 2015. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $30.9 million at September 30, 2016 and $29.4 million at December 31, 2015.
(3)	Includes land loans of $4.3 million at September 30, 2016 and $3.6 million at December 31, 2015.
(4)	Includes second mortgage loans of $276 at September 30, 2016 and $332 at December 31, 2015.

Foreclosed assets held for sale consisted of one property written down to $4,000 at September 30, 2016, a decrease of $10,000, compared to 2 properties at a value of $14,000 at December 31, 2015. The decrease in foreclosed assets during the current year was due to 11 real estate owned property sales resulting in a loss of $6,000, and a $24,000 valuation allowance for the year. During the prior year period there were additions of $308,000, offset with a valuation allowance of $31,000 and sales totaling $354,000 that resulted in a loss of $84,000. Total impaired assets were $2.9 million, or 0.64% of total assets at September 30, 2016, compared to $3.9 million, or 0.90% of total assets at December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2015. Management believes that there were no interim impairment indicators that would require another evaluation at September 30, 2016.

Deposits totaled $376.5 million at September 30, 2016, an increase of $14.1 million from $362.4 million at December 31, 2015. This increase includes a $4.6 million increase in demand deposits, a $6.1 million increase in savings and money market balances and a $3.3 million increase in time deposits. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits and competitive pressure.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, increased by $417,000 and totaled $6.0 million at September 30, 2016. The increase was due to an increase in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.15% at both September 30, 2016 and December 31, 2015.

Advances from the Federal Home Loan Bank (FHLB) totaled $18.0 million, at September 30, 2016, and decreased $3.0 million from December 31, 2015. The decrease was due to the scheduled maturity of a $3.0 million fixed-rate term advance that was not replaced. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.31% at September 30, 2016 compared to 1.86% at December 31, 2015.

Stockholders’ equity increased by $1.5 million during the period ended September 30, 2016. This increase was due to net income of $1.9 million, and a $242,000 increase in unrealized gains on available-for-sale securities, partially offset by $742,000 in shareholder dividends.

On September 22, 2016, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to 69,546 shares, or 2.5%, of its issued and outstanding shares of common stock.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General

Net income for the three months ended September 30, 2016, totaled $550,000, an increase of $178,000, compared to $372,000 for the three month period ended September 30, 2015. The increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in noninterest income, and an increase in both noninterest expense and the provision for federal income taxes.

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

	For the three months ended September 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$318,055	$3,375	4.24%	$277,450	$2,933	4.23%
Investment securities(2)	93,293	516	2.21%	113,391	651	2.30%
Interest-earning deposits(3)	12,296	62	2.02%	9,317	43	1.85%
Total interest-earning assets	423,644	3,953	3.73%	400,158	3,627	3.63%
Noninterest-earning assets	24,096			24,387
Total assets	$447,740			$424,545
Interest-bearing liabilities:
Deposits	$376,034	$464	0.49%	$354,174	$395	0.45%
Other short-term borrowings	5,898	3	0.20%	6,429	2	0.12%
Borrowings	20,304	67	1.32%	20,095	83	1.65%
Total interest-bearing liabilities	402,236	534	0.53%	380,698	480	0.50%
Noninterest-bearing liabilities	4,048			4,104
Total liabilities	406,284			384,802
Stockholders’ equity	41,456			39,743
Total liabilities and stockholders’ equity	$447,740			$424,545
Net interest income		$3,419			$3,147
Interest rate spread(4)			3.20%			3.13%
Net yield on interest-earning assets(5)			3.23%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.32%			105.11%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $326,000, and totaled $4.0 million for the three month period ended September 30, 2016, compared to $3.6 million for the three month period ended September 30, 2015. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $23.5 million and totaled $423.6 million for the 2016 period from $400.2 million in the 2015 period. The weighted-average yield was 3.73% for the three months ended September 30, 2016, and increased by 10 basis points compared to 3.63% for the three months ended September 30, 2015.

Interest income on loans was $3.4 million for the three month period ended September 30, 2016, and increased $442,000 compared to the three month period ended September 30, 2015. The increase was primarily due to an increase in the average balance of loans and to a lesser extent an increase in the weighted-average yield. The average balance of loans increased by $40.6 million from $277.5 million in the 2015 period to $318.1 million for the 2016 period. The weighted-average yield was 4.24% for the three months ended September 30, 2016, and increased by 1 basis point compared to 4.23% for the three months ended September 30, 2015.

Interest income on securities decreased $135,000 during the three months ended September 30, 2016, compared to the same period in 2015. This decrease was due to both a decrease in the average balance of investment securities, and a decrease in the weighted-average rate. The average balance of investment securities decreased $20.1 million from $113.4 million in the 2015 period to $93.3 million in the 2016 period, and the weighted-average rate decreased 9 basis points from 2.30% in the 2015 period to 2.21% for the 2016 period. The decrease in the average balance was due to investing excess cash into the loan portfolio, while the decrease in yield was primarily due to the maturity and repayment of higher yielding investments and purchases of new investment securities at lower yields.

Dividends on Federal Home Loan Bank stock and other income totaled $62,000 for the three month period ended September 30, 2016, and increased $19,000 compared to the same period in 2015. The increase was due to a 17 basis increase in the weighted-average rate from 1.85% in the 2015 period to 2.02% in the 2016 period, and a $3.0 million increase in the average balance outstanding.

Interest Expense

Interest expense totaled $534,000 for the three month period ended September 30, 2016, an increase of $54,000 compared to the three month period ended September 30, 2015. This increase was due to both an increase in the average balance of total interest-bearing liabilities, and an increase in the weighted-average cost of funds. The average balance of total interest-bearing liabilities increased $21.5 million from $380.7 million in the 2015 period to $402.2 million in the 2016 period. The weighted-average cost of funds increased 3 basis points from 0.50% in the 2015 period to 0.53% in the current year period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended September 30, 2016 totaled $464,000, an increase of $69,000 compared to $395,000 for the same period in the previous year. The increase was primarily due to a $5.6 million increase in average certificate of deposit balances and a shift from shorter term, lower cost certificates of deposit into longer term, higher cost certificates of deposit. The increase was also due to a $16.3 million increase in the combined average balance of money market and savings accounts and demand deposit accounts. The weighted-average cost of deposits also increased by 4 basis points, from 0.45% in the 2015 period to 0.49% in the 2016 period.

Interest expense on other short-term borrowings totaled $3,000 for the three month period ended September 30, 2016, and increased $1,000 from the same period in the previous year. The weighted-average cost of short-term borrowings increased 8 basis points from 0.12% in the 2015 period to 0.20% in the 2016 period, partially offset by a $531,000 decrease in the average balance of short-term borrowings compared to the prior year period.

Interest expense on Federal Home Loan Bank advances totaled $67,000 for the three month period ended September 30, 2016, a decrease of $16,000 from $83,000 in the 2015 period. The decrease was primarily due to a 33 basis point decrease in the weighted-average cost from 1.65% in the 2015 period to 1.32% in the 2016 period. The decrease in the weighted-average cost was partially offset by a $209,000 increase in the average balance outstanding from $20.1 million in the 2015 period to $20.3 million in the 2016 period. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the increase in the average balance was due to the addition of new lower cost fixed-rate term advances in excess of the scheduled maturities of fixed-rate term advances in lieu of higher cost retail or wholesale deposits.

Net Interest Income

Net interest income totaled $3.4 million for the three months ended September 30, 2016, and increased $272,000 compared to the three month period ended September 30, 2015. The increase in net interest income was primarily due to a $23.5 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year quarter. The increase in the average balance of earning assets was substantially due to a $40.6 million increase in the average balance of higher yielding loans, partially offset by a $17.1 million decline in lower yielding investments and interest-earning deposits compared to the prior year quarter. This increase was also due to a 7 basis point increase in the net interest spread from 3.13% at September 30, 2015 to 3.20% at September 30, 2016. The increase in the net interest spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities. During the three months ended September 30, 2016, the yield on earning assets increased 10 basis points while the rate paid on interest-bearing liabilities increased only 3 basis points, compared to the same period last year. The yield on earning assets was favorably impacted as a result of an increase in higher yielding loan balances partially offset with a decline in the average yield of investment securities.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

Management recorded a $208,000 provision for loan losses for the three month period ended September 30, 2016, compared to a provision of $357,000 for the three month period ended September 30, 2015. The decrease is primarily due to a decrease in net charge-offs, and impaired loans from the prior year period, as well as improved economic factors, partially offset by higher loan balances. There were charge-offs totaling $78,000 in the current year quarter compared to charge-offs totaling $278,000 in the prior year quarter, and impaired loans totaled $2.9 million at September 30, 2016, a decrease of $1.2 million, compared to $4.1 million at September 30, 2015.

Noninterest Income

Noninterest income totaled $523,000 for the three month period ended September 30, 2016, and decreased $15,000, from $538,000 for the same period in 2015. The decrease was due to a $17,000 decrease in service fees, charges and other operating income, primarily due to a decrease in income from annuity sales compared to the same period last year.

Noninterest Expense

Noninterest expense totaled $3.0 million for three month period ended September 30, 2016, an increase of $145,000 from $2.9 million for the three months ended September 30, 2015. This increase includes a $144,000 increase in salaries and employee benefits and a $21,000 increase in franchise taxes, partially offset by a $30,000 decrease in other noninterest expense. The increase in salaries and employee benefits was due to increased compensation due to staff additions and merit increases, increased pension expense due to planned retirements, and higher healthcare costs due to an increase in premiums and staffing levels compared to the prior year period. These increases were partially offset by a decrease in post-retirement benefit costs. The increase in franchise taxes was due to the exclusion of the tax credit for the state supervisory exam fee that had previously been assessed and recorded in other noninterest expense in the prior year period. The decrease in other noninterest expense was due to a decrease in real estate owned expense, legal expense, and supervisory fee expense, partially offset by an increase in audit expense and special services compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $160,000 for the three month period ended September 30, 2016, an increase of $83,000 compared to $77,000 for three month period ended September 30, 2015. The increase was primarily due to a $261,000 increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year quarter was 22.5% compared to 17.2% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General

Net income for the nine months ended September 30, 2016, totaled $1.9 million, an increase of $876,000, compared to $1.1 million for the nine month period ended September 30, 2015. The increase in net income was due to an increase in both net interest income and noninterest income, and a decrease in the provision for loan losses, partially offset by an increase in both noninterest expense and the provision for federal income taxes.

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

	For the nine months ended September 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$308,744	$9,753	4.21%	$270,802	$8,598	4.23%
Investment securities(2)	97,161	1,712	2.35%	113,983	2,043	2.39%
Interest-earning deposits(3)	12,539	155	1.65%	12,227	132	1.44%
Total interest-earning assets	418,444	11,620	3.70%	397,012	10,773	3.62%
Noninterest-earning assets	24,157			24,288
Total assets	$442,601			$421,300
Interest-bearing liabilities:
Deposits	$370,678	$1,332	0.48%	$351,421	$1,189	0.45%
Other short-term borrowings	5,798	7	0.16%	6,724	7	0.14%
Borrowings	20,982	206	1.31%	18,585	273	1.96%
Total interest-bearing liabilities	397,458	1,545	0.52%	376,730	1,469	0.52%
Noninterest bearing liabilities	4,188			4,505
Total liabilities	401,646			381,235
Stockholders’ equity	40,955			40,065
Total liabilities and stockholders’ equity	$442,601			$421,300
Net interest income		$10,075			$9,304
Interest rate spread(4)			3.18%			3.10%
Net yield on interest-earning assets(5)			3.21%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.28%			105.38%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $847,000, and totaled $11.6 million for the nine month period ended September 30, 2016, compared to $10.8 million for the nine month period ended September 30, 2015. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $21.4 million and totaled $418.4 million for the 2016 period from $397.0 million in the 2015 period. The weighted-average yield was 3.70% for the nine months ended September 30, 2016, and increased by 8 basis points compared to 3.62% for the nine months ended September 30, 2015.

Interest income on loans was $9.8 million for the nine month period ended September 30, 2016, and increased $1.2 million compared to the nine month period ended September 30, 2015. This increase was primarily due to a $37.9 million increase in the average balance of loans from $270.8 million in the 2015 period to $308.7 million for the 2016 period. The increase in the average balance of loans outstanding was partially offset by a 2 basis point decrease in the weighted-average yield from 4.23% for the nine months ended September 30, 2015 to 4.21% for the nine months ended September 30, 2016.

Interest income on securities totaled $1.7 million for the nine months ended September 30, 2016, and decreased $331,000 compared to the nine month period ended September 30, 2015. This decrease was due to both a decrease in the average balance and a decrease in the weighted-average rate. The average balance of investment securities decreased $16.8 million, from $114.0 million in the 2015 period to $97.2 million in the 2016 period. The weighted-average rate of investment securities was 2.35% in the 2016 period and decreased 4 basis points from 2.39% in the 2015 period. The decrease in the average balance was due to investing excess cash into the loan portfolio.

Dividends on Federal Home Loan Bank stock and other income was $155,000 for nine month period ended September 30, 2016, and increased $23,000 compared to the nine month period ending September 30, 2015. The weighted-average rate increased 21 basis points from 1.44% in the 2015 period to 1.65% in the 2016 period, and the average balance increased $312,000 compared to the prior year period.

Interest Expense

Interest expense totaled $1.5 million for the nine month period ended September 30, 2016, and increased $76,000 compared to the nine month period ended September 30, 2015. The increase was primarily due to a $20.8 million increase in the average balance of total interest-bearing liabilities from $376.7 million in the 2015 period to $397.5 million in the 2016 period. The weighted-average cost of funds was 0.52% for both the nine month periods ended September 30, 2016 and 2015.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the nine month period ended September 30, 2016 totaled $1.3 million, an increase of $143,000 compared to $1.2 million for the same period in the previous year. The increase in interest expense was primarily due to a $5.1 million increase in the average balance of certificate of deposit and a shift from shorter term, lower cost certificates of deposit into longer term, higher cost certificates of deposit. In addition to the increased certificate of deposit balances, the average combined balance of demand deposits and savings and money market balances increased by $14.2. The weighted-average cost of deposits also increased by 3 basis points, from 0.45% in the 2015 period to 0.48% in the 2016 period.

Interest expense on other short-term borrowings totaled $7,000 for the nine month period ended September 30, 2016, and 2015. The weighted-average cost of short-term borrowings increased 2 basis point from 0.14% in the 2015 period to 0.16% in the 2016 period, and was fully offset by a $926,000 decrease in the average balance of short-term borrowings.

Interest expense on Federal Home Loan Bank advances totaled $206,000 for the nine month period ended September 30, 2016, a decrease of $67,000 from $273,000 in the 2015 period. The decrease was primarily due to a 65 basis point decrease in the weighted-average cost from 1.96% in the 2015 period to 1.31% in the 2016 period. The decrease in the weighted-average cost was partially offset by a $2.4 million increase in the average balance outstanding from $18.6 million in the 2015 period to $21.0 million in the 2016 period. The decrease in the weighted-average cost was due to the maturity of higher rate advances, while the increase in the average balance was due to the addition of new lower cost fixed-rate term advances in excess of the scheduled maturities of fixed-rate term advances in lieu of higher cost retail or wholesale deposits.

Net Interest Income

Net interest income totaled $10.1 million for the nine months ended September 30, 2016, and increased $771,000 compared to the nine month period ended September 30, 2015. The increase in net interest income was primarily due to a $21.4 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year period. The increase in the average balance of earning assets was substantially due to a $37.9 million increase in the average balance of higher yielding loans, partially offset by a $16.5 million decline in lower yielding investments and interest-earning deposits compared to the prior year period. This increase was also due to an 8 basis point increase in the interest rate spread from 3.10% at September 30, 2015 to 3.18% at September 30, 2016. The increase in the interest rate spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities. During the nine months ended September 30, 2016, the yield on earning assets increased 8 basis points, while the rate paid on interest-bearing liabilities was 0.52% and remained unchanged from the prior year period. The yield on earning assets was favorably impacted as a result of an increase in higher yielding loan balances, and reduced prepayments and premium amortization on investment securities.

Provision for Loan Losses

Management recorded a $152,000 provision for loan losses for the nine month period ended September 30, 2016, a decrease of $919,000 compared to a provision of $1.1 million for the nine month period ended September 30, 2015. The decrease is primarily due to a decrease in net charge-offs, and impaired loans from the prior year period, as well as improved economic factors, partially offset by higher loan balances.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

There were $84,000 in charge-offs during the current year period compared to charge-offs totaling $1.1 million in the prior year period.

Noninterest Income

Noninterest income totaled $1.5 million for the nine month period ended September 30, 2016, an increase of $118,000, from $1.4 million for the same period in 2015. The increase was primarily due to a $61,000 increase in gain on sale of loans and a $54,000 increase in service fees, charges and other operating income. The increase in gain on sale of loans was primarily due to 5.1 million in loans sold during the 2016 year to date period compared to loan sales of $4.3 million in the same period one year ago. The increase in service fees, charges and other operating income was primarily due to a $52,000 supervisory fee refund in the current year period, as well as an increase in service charges on deposit accounts and debit card interchange income, partially offset by lower annuity fee income.

Noninterest Expense

Noninterest expense totaled $8.9 million for nine month period ended September 30, 2016, an increase of $518,000 from $8.4 million for the nine months ended September 30, 2015. This increase includes a $433,000 increase in salaries and employee benefits, a $76,000 increase in occupancy and equipment expense, and a $65,000 increase in franchise taxes, partially offset by a $60,000 decrease in other noninterest expense. The increase in salaries and employee benefits was due to increased director and committee fees due to a change in the director fee structure, increased compensation and payroll taxes due to staff additions and merit increases, higher healthcare costs due to an increase in premiums and staffing levels compared to the prior year period, and higher pension costs due to planned retirements. These increases were partially offset by a decrease in disability insurance, education and training, and post-retirement benefit costs. The increase in occupancy and equipment expense was due to increased depreciation, data processing expense and ATM network expenses partially offset by lower building repairs and maintenance and non-capital furniture and fixture costs. The increase in franchise taxes was due to the exclusion of the tax credit for the state supervisory exam fee that had previously been assessed and recorded in other noninterest expense in the prior year period. The decrease in other noninterest expense was due to a decrease in the costs related to foreclosed assets, legal costs, accounting expense, supervisory exam fees as discussed above and lower appraisal expense compared to the prior year. These decreased expenses were partially offset with an increase in stationary, printing and supplies expense, telephone expense, audit related expense, internet banking expense and special services compared to the prior year.

Federal Income Taxes

Federal income tax expense totaled $640,000 for the nine month period ended September 30, 2016, an increase of $414,000 compared to $226,000 for the nine month period ended September 30, 2015. The increase was primarily due to a $1.3 million increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year period was 24.9% compared to 17.6% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
July 1 - 31, 2016	—	$—	—	—
August 1 - 31, 2016	—	—	—	—
September 1 - 30, 2016	—	—	—	69,546
Total	—	$—	—	69,546

Notes to the Table:

On September 22, 2016, the Company announced the authorization by the Board of Directors of a new program for the repurchase of up to 69,546 shares, or 2.5%, of the Company’s outstanding shares of common stock.

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

Date: November 7, 2016	By:	/s/H. Stewart Fitz Gibbon III
H. Stewart Fitz Gibbon III
President and Chief Executive Officer

Date: November 7, 2016	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer