Form 10-K
period 2016-12-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2017-03-16
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of March 1, 2017, the latest practicable date, there were 2,781,839 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last closing price on February 28, 2017, as reported on the Nasdaq Global Market, was approximately $44.3 million.

Wayne Savings Bancshares, Inc.

Form 10-K

For the Year Ended December 31, 2016

Index

PART I

ITEM 1.	Business

General

Wayne Savings Bancshares, Inc.

Wayne Savings Bancshares, Inc. (the “Company”), is a unitary thrift holding company for Wayne Savings Community Bank (the “Bank”). The only significant asset of the Company is its investment in the Bank. The Bank conducts its business from eleven full-service locations. The Company’s principal office is located at 151 North Market Street, Wooster, Ohio, and its telephone number at that address is (330) 264-5767. At December 31, 2016, the Company had total assets of $454.8 million, total deposits of $383.7 million, and stockholders’ equity of $41.0 million, or 9.0% of total assets.

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

The Bank’s primary objective for the loan portfolio is to pursue and maintain a diversified composition of mortgage, commercial and consumer loans to manage both risk and return, while meeting the needs of the markets we serve. A secondary objective is to continue shifting the longer duration, lower yielding mortgage loans and securities into adjustable rate commercial loans. Mortgage loans and refinancing caused by the continued low interest rate environment generated a $32.5 million increase in one-to-four family residential mortgage loans from $160.9 million, or 63.3% of the total loan portfolio at December 31, 2012, to $193.4 million, or 56.8% of the total loan portfolio, at December 31, 2016. This increase was mainly due to growth in our 15 year fixed-rate mortgage product and our 30 year one-to-four family residential construction loans as interest rates remained at their historic low levels during the period. Over the previous five year-end periods, commercial business lending and commercial lending collateralized by multi-family properties increased by $8.9 million and $1.6 million, respectively. Nonresidential real estate loans and commercial loans generally carry higher yields and shorter terms than one-to-four family loans. The increased emphasis on commercial lending has diversified the loan portfolio, expanded the Company’s product offerings and broadened the Company’s customer base and its corresponding ability to cross sell its varied product offerings. This change in emphasis has also resulted in increased staffing expense and, in the current economic environment, increased provisions for loan losses due to the higher inherent risk associated with commercial lending activities. Loan demand increased during the current year due to the low interest rate environment and increased sales efforts in the commercial lending division resulting in an increase in the loan portfolio funded by a decrease in cash and cash equivalents and increased deposit balances.

Index

Market Area/Local Economy

The Bank, headquartered in Wooster, Ohio, operates in Wayne, Ashland, Medina, Holmes and Stark Counties in northeast Ohio. Wooster is located in Wayne County and is approximately midway between Cleveland and Columbus, Ohio.

Wayne County is characterized by a diverse economic base, which is not dependent on any particular industry. It is one of the leading agricultural counties in the state. Since 1892, Wooster has been the headquarters of the Ohio Agricultural Research and Development Center, the agricultural research arm of The Ohio State University. In addition, Wayne County is also the home base of several nationally known companies including The J.M. Smucker Company, and the Wooster Brush Company. It is also the home of many industrial plants, including LuK USA, Artiflex, JLG Industries and Gerber Industries. The City of Wooster has a regional medical center, with a successful city-owned hospital and significant commitment by the world-renowned Cleveland Clinic through state of the art medical facilities. Wayne County is also known for its excellence in education. The College of Wooster was founded in 1866 and serves 2,100 students during the school season. Other quality educational opportunities are offered by the Agricultural Technical Institute of The Ohio State University, and Wayne College, a branch of The University of Akron. In Wayne County, the Bank operates four full-service offices in Wooster, one stand-alone drive-thru facility and one full-service office in each of Rittman and Creston, both in northern Wayne County, adjacent to Medina County.

Ashland County, which is located due west of Wayne County, also has a diverse economic base. In addition to its agricultural segment, Ashland County has manufacturing plants producing rubber and plastics, machinery, transportation equipment, chemicals, apparel, and other items. Ashland is also the home of Ashland University, which was founded in 1878 and serves approximately 6,600 students. The City of Ashland is the county seat and the location of two of the Bank’s branch offices, one of which is an in-store branch.

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

The Company has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and medium-term consumer loans. The Company also purchases mortgage-backed securities generally with estimated remaining average lives of five years or less. At December 31, 2016, approximately $173.6 million, or 50.9%, of the Company’s total loans consisted of loans with adjustable interest rates.

The Company continues to actively originate fixed-rate mortgage loans, generally with 15 to 30 year terms to maturity, collateralized by one-to-four family residential properties. One-to-four family fixed-rate residential mortgage loans generally are originated and underwritten according to standards that allow the Company to sell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. From November 2005 until January 2009, the Company decided to retain all one-to-four family, fixed-rate residential mortgage loan originations with terms of 15 and 30 years to manage the size of the portfolio and to provide higher yields as compared to alternative investments. In accordance with a policy adopted by the Bank’s Asset/Liability Committee (“ALCO”) that permits limited loan sales to address interest rate risk and liquidity concerns, during the years ended December 31, 2016 and December 31, 2015, the Company sold $5.5 million and $5.9 million, respectively, of fixed-rate residential mortgage loans into the secondary market to limit the buildup of interest rate risk and to provide pipeline funding during a period where a large number of originations were occurring due to refinancing activity by consumers. The Company retains servicing on its sold mortgage loans. The Company also originates interim construction loans on one-to-four family residential properties.

The Company has continued to develop the commercial business loan program in order to increase the Company’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Company’s customer base. The Company has four experienced commercial lenders to manage this portfolio. The Company targets small local businesses with loan amounts in the $50,000 - $1.0 million range with a majority of loans under $500,000. Overall, commercial business loans increased to $23.2 million at December 31, 2016, compared to $14.2 million at December 31, 2012, nonresidential real estate and land loans increased from $65.8 million, or 25.9% of the total loan portfolio at December 31, 2012, to $107.8 million, or 31.6% of the total loan portfolio at December 31, 2016.

Index

Analysis of Loan Portfolio. Set forth below is certain information relating to the composition of the Company’s loan portfolio, by type of loan as of the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$193,424	56.76%	$179,732	58.97%	$169,676	61.67%	$166,728	62.02%	$160,910	63.25%
Residential construction loans	2,744	0.81%	6,177	2.03%	2,922	1.06%	4,951	1.84%	2,170	0.85%
Multi-family residential	11,425	3.35%	12,474	4.09%	12,203	4.43%	14,011	5.21%	9,790	3.85%
Non-residential real estate/land(2)	107,788	31.63%	86,470	28.37%	71,795	26.09%	67,133	24.97%	65,761	25.85%
Total mortgage loans	315,381	92.54%	284,853	93.46%	256,596	93.25%	252,823	94.04%	238,631	93.80%
Other loans:
Consumer loans(3)	2,193	0.64%	1,904	0.62%	2,311	0.84%	1,110	0.41%	1,517	0.60%
Commerial business loans	23,215	6.81%	18,031	5.92%	16,275	5.91%	14,915	5.55%	14,245	5.60%
Total other loans	25,408	7.46%	19,935	6.54%	18,586	6.75%	16,025	5.96%	15,762	6.20%
Total loans before net items	340,789	100.00%	304,788	100.00%	275,182	100.00%	268,848	100.00%	254,393	100.00%
Less:
Loans in process	4,719		8,065		6,121		4,217		2,647
Deferred loan origination fees	747		765		683		682		569
Allowance for loan losses	3,040		2,837		2,769		2,819		3,328
Total loans receivable, net	$332,283		$293,121		$265,609		$261,130		$247,849

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.8 million, $15.3 million, $14.7 million, $14.3 million and $14.8 million, as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Such loans have been underwritten on substantially the same basis as the Company’s first mortgage loans.
(2)	Includes land loans of $4.9 million, $3.6 million, $2.9 million, $2.7 million and $2.3 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(3)	Includes second mortgage loans of $217,000, $332,000, $415,000, $566,000 and $683,000, as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Index

Loan Maturity and Repricing Schedule.  The following table sets forth certain information as of December 31, 2016, regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
Mortgage loans:
One-to-four family residential:
Adjustable	$22,297	$13,087	$10,592	$493	$—	$—	$46,469
Fixed	6,293	785	740	31,499	58,659	48,979	146,955
Construction:
Adjustable	—	—	—	—	—	—	—
Fixed	—	—	—	—	281	2,463	2,744
Multi-family residential, nonresidential and land:
Adjustable	19,450	38,874	49,902	2,666	—	—	110,892
Fixed	2,278	1,426	96	471	4,050	—	8,321
Other loans:
Commercial business loans	7,591	3,746	10,442	1,436	—	—	23,215
Consumer	379	646	866	153	149	—	2,193

Total loans	$58,288	$58,564	$72,638	$36,718	$63,139	$51,442	$340,789

The following table sets forth at December 31, 2016, the dollar amount of all fixed-rate and adjustable rate loans maturing or repricing after December 31, 2017.

	Fixed	Adjustable
	(In thousands)
Mortgage loans:
One-to-four family residential	$140,662	$24,172
Construction	2,744	—
Multi-family, nonresidential and land	6,043	91,442
Consumer	1,757	57
Commercial business	7,192	8,432
Total loans	$158,398	$124,103

One-to-Four Family Residential Real Estate Loans. A significant part of the Company’s lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans on properties located in the Company’s market area. The Company also originates loans to commercial customers secured by one-to-four family non-owner occupied properties. The Company generally does not originate one-to-four family residential loans secured by properties outside of its market area. At December 31, 2016, the Company had $193.4 million, or 56.8%, of its total loan portfolio invested in loans secured by one-to-four family residential mortgage properties.

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

Whether the Company can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the Company’s portfolio mix, interest rate risk and liquidity positions, and market conditions. The Company’s fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The Company’s one-to-four family residential portfolio has increased $13.7 million or 7.6%, from December 31, 2015, to December 31, 2016. Sales into the secondary market were $5.5 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively. Such sales generally constituted current period originations. There were no loans identified as held for sale for any of the five years presented.

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

The Company offers one ARM loan product. The Treasury ARM loan adjusts annually with interest rate adjustment limitations of 2% per year and with a cap of 3% or 5% on total rate increases or decreases over the life of the loan. The index on the Treasury ARM loan is the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one year plus a margin. However, these loans are underwritten at the fully indexed interest rate. All loans require monthly principal and interest payments and negative amortization is not permitted. One-to-four family residential ARM loans totaled $46.5 million, or 13.6% of the Company’s total loan portfolio at December 31, 2016.

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

The Company also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower’s principal residence. In underwriting these home equity loans, the Company requires that the maximum loan-to-value ratios, including the principal balances of both the first and second mortgage loans, not exceed 85%. The home equity loan portfolio consists of adjustable rate loans which use the prime rate as published in The Wall Street Journal as the interest rate index. Home equity loans include fixed term adjustable rate loans, as well as lines of credit. As of December 31, 2016, the Company’s home equity loan portfolio totaled $15.8 million, or 8.2%, of its one-to-four family mortgage loan portfolio.

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

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Company’s lending policies limit the maximum loan-to-value ratio on both fixed-rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. However, the Company makes one-to-four family real estate loans with loan-to-value ratios in excess of 80% which require private mortgage insurance. The Company requires fire and casualty insurance, on all properties securing real estate loans made by the Company and flood insurance, where applicable. The Company requires title insurance on all properties securing real estate except the 10 year loan product and lot loans.

Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted approximately $11.4 million, or 3.4%, of the Company’s total loan portfolio at December 31, 2016. The Company’s multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At December 31, 2016, most of the Company’s multi-family loans were secured by properties located within the Company’s market area with an average balance of $497,000 At December 31, 2016, the Company’s largest multi-family real estate loan had a principal balance of $2.7 million. Multi-family real estate loans currently are offered with adjustable interest rates or short-term balloon maturities, although in the past the Company originated fixed-rate long-term multi-family real estate loans. The terms of each multi-family loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, and amortize over 15 to 25 years. The Company currently does not have any multi-family real estate construction loans.

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

Nonresidential Real Estate and Land Loans. Loans secured by nonresidential real estate constituted approximately $102.9 million, or 30.2%, of the Company’s total loan portfolio at December 31, 2016 compared to $82.9 million or 27.2% of the total loan portfolio at December 31, 2015. The Company has continued its strategy to diversify the loan portfolio and has experienced growth in loan demand over the past year. The Company’s nonresidential real estate loans are secured by improved property such as offices, small business facilities, and other nonresidential buildings. At December 31, 2016, approximately $62.9 million, or 61.1%, of these loans are borrower occupied. At December 31, 2016, most of the Company’s nonresidential real estate loans were secured by properties located within the Company’s market area. The Company’s largest nonresidential real estate loan at December 31, 2016 had a principal balance of $2.8 million and the average balance of such loans was $383,000. The terms of each nonresidential real estate loan are negotiated on a case-by-case basis. Nonresidential real estate loans are currently offered with adjustable interest rates or short-term balloon maturities, although in the past the Company has originated fixed-rate, long-term, nonresidential real estate loans. Nonresidential real estate loans originated by the Company generally amortize over 15 to 25 years. The Company currently does not emphasize nonresidential real estate construction loans. Included in the loan tables above are nonresidential construction loans totaling $3.2 million which were undisbursed at December 31, 2016.

Index

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

The Company also originates a limited number of land loans secured by individual improved and unimproved lots for future residential construction. In addition, the Company originates loans to commercial customers with land held as the collateral. Also included in this total were developed building lots of approximately $721,000. Land loans totaled $4.2 million at December 31, 2016.

Residential Construction Loans. To a lesser extent, the Company originates loans to finance the construction of one-to-four family residential property. At December 31, 2016, the Company had $2.7 million of its total loan portfolio invested in construction loans. The Company makes construction loans to private individuals and to builders. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are typically structured as permanent one-to-four family loans originated by the Company with a 12-month construction phase. Accordingly, upon completion of the construction phase, there is no change in interest rate or term to maturity of the original construction loan, nor is a new permanent loan originated.

Commercial Business Loans. Commercial business loans totaled $23.2 million, or 6.8% of the Company’s total loan portfolio at December 31, 2016. The Company has four experienced commercial lenders and plans to pursue commercial lending growth as part of the Company’s strategic plan to diversify the loan portfolio.

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

As of December 31, 2016, consumer loans totaled $2.2 million, or 0.6%, of the Company’s total loan portfolio. The principal types of consumer loans offered by the Company are second mortgage loans, fixed-rate auto and truck loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years.

The Company’s second mortgage consumer loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage

Index

loans, of 85% or less. Such loans are offered on a fixed-rate basis with terms of up to ten years. At December 31, 2016, second mortgage loans totaled $217,000, or 0.1%, of one-to-four family mortgage loans.

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

Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys and walk-in customers. The Company has also entered into a number of participation loans with high quality lead lenders. The participations are outside the Company’s normal lending area and diversify the loan portfolio. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to secure the proposed loan. An underwriter in the Company’s loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Conventional mortgage loans up to $240,000 can be approved by the mortgage loan underwriter. The mortgage department manager and mortgage department underwriter can also both approve loans that meet all requirements to be sold on the secondary market and comply with Freddie Mac underwriting of up to $417,000. All loans up to $300,000 can be approved by the Vice President, Commercial Lending. Any loans between $300,000 and $500,000 must be approved by the Senior Vice President/Senior Loan Officer or the President and Chief Executive Officer. The Loan Committee must approve loans from $500,000 to $3.0 million and loans in excess of $3.0 million must be approved by the Board of Directors. The Loan Committee meets once a week to review and verify that loan officer approvals of loans are made within the scope of management’s authority. All approvals are subsequently ratified monthly by the full Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2016, the Company had commitments to originate $1.6 million of loans.

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

Index

Origination, Purchase and Sale of Loans.  The table below shows the Company’s loan origination, purchase and sales activity for the periods indicated.

	December 31,
	2016	2015	2014
	(In thousands)
Total loans receivable, net at beginning of period	$293,121	$265,609	$261,130
Loans originated:
One-to-four family residential(1)(2)	48,889	46,360	32,257
Multi-family residential	365	1,709	—
Nonresidential real estate/land(2)	33,070	8,674	10,186
Consumer loans	623	901	645
Commercial loans	9,842	6,930	5,599
Total loans originated	92,789	64,574	48,687
Loans sold:
Whole loans	(5,489)	(5,877)	(6,595)
Total loans sold	(5,489)	(5,877)	(6,595)
Mortgage loans transferred to REO	(118)	(308)	(330)
Loan repayments	(48,020)	(30,877)	(37,283)
Total loans receivable, net at end of period	$332,283	$293,121	$265,609

(1)	Includes loans to finance the construction of one-to-four family residential properties and loans originated for sale in the secondary market.
(2)	Includes loans to finance the sale of real estate acquired through foreclosure.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives loan origination fees. The Company accounts for loan origination fees in accordance with FASB ASC 310-20. To the extent that loans are originated or acquired for the Company’s portfolio, FASB ASC 310-20 requires that the Company defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. FASB ASC 310-20 reduces the amount of revenue recognized by many financial institutions at the time such loans are originated or acquired. Fees deferred under FASB ASC 310-20 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2016, the Company had $747,000 in deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

The Company receives other operating income that consists primarily of, ATM fees, merchant fees, late charges, income from REO operations, and other miscellaneous income and fees. The Company recognized other operating income of $464,000 for the year ended December 31, 2016, and $459,000 for the year ended December 31, 2015.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2016, the Company’s largest concentration of loans to one borrower totaled $4.7 million. All of the loans in this concentration were

Index

current in accordance with their original terms at December 31, 2016. The Company had no loans at December 31, 2016, which exceeded the loans to one borrower regulations.

Delinquencies and Classified Assets

Delinquencies. The Company’s collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. This notice is followed with a letter again requesting payment when the payment becomes 20 days past due. If delinquency continues, at 30 days another collection letter is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, a repayment plan is established. If a loan becomes 60 days past due, the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, for residential mortgage loans the borrower is given information which provides access to consumer counseling services, to the extent required by HUD regulations. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been established or adhered to by the borrower, a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

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

Under the provisions of FASB ASC 310-10, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In applying the provisions of FASB ASC 310-10, the Bank considers one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The exception to this rule is a Troubled Debt Restructured loan or “TDR”. A loan is considered a TDR when the Bank concedes to terms normally not extended to a borrower experiencing a financial hardship. With respect to the Bank’s multi-family, commercial and nonresidential loans, and the evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried at the lower of cost or fair value. At December 31, 2016, the Company had $3.1 million of impaired loans, of which $2.3 million were performing in accordance with their terms at such date.

At December 31, 2016, the Company had nonperforming loans totaling $1.6 million comprised of $1.5 million in one-to-four family residential mortgage loans and $85,000 in nonresidential real estate loans. The ratio of nonperforming and impaired loans to loans receivable was 1.2% at December 31, 2016. At December 31, 2016, the largest nonperforming residential real estate loan totaled $212,000. In the opinion of management, as of December 31, 2016, no significant unreserved loss is anticipated on any nonperforming loan. At December 31, 2015, the Company had nonperforming loans of $1.9 million and a ratio of nonperforming and impaired loans to loans receivable of 1.7%. Of the nonperforming loans at December 31, 2015, $1.7 million were one-to-four family residential mortgage loans and $208,000 were nonresidential real estate loans. The Company has historically realized limited losses on such loans primarily because these loans are underwritten with a maximum 85% loan-to-value ratio.

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure (“REO”) is deemed REO until such time as it is sold. When REO is acquired, it is recorded at fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

Index

The following table sets forth information regarding our non-accrual and impaired loans and real estate acquired through foreclosure at the dates indicated. For all the dates indicated, the Company did not have any material loans which had been restructured pursuant to FASB ASC 310-40.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family residential	$1,473	$1,733	$2,740	$1,851	$2,097
All other mortgage loans	—	—	—	—	—
Nonresidential real estate loans	85	208	350	1,045	3,123
Non-mortgage loans:
Commercial business loans	—	—	96	2	32
Consumer	—	—	—	—	4
Total non-accrual loans	1,558	1,941	3,186	2,898	5,256
Accruing loans 90 days or more delinquent	—	—	—	—	—
Total nonperforming loans (1)	1,558	1,941	3,186	2,898	5,256
Loans deemed impaired (2)	2,305	2,888	3,850	8,698	9,225
Total nonperforming and impaired loans	3,863	4,829	7,036	11,596	14,481
Total real estate owned (3)	2	14	179	—	318
Total nonperforming and impaired assets	$3,865	$4,843	$7,215	$11,596	$14,799
Total nonperforming and impaired loans to net loans receivable	1.16%	1.65%	2.65%	4.44%	5.84%
Total nonperforming and impaired loans to total assets	0.85%	1.11%	1.68%	2.83%	3.60%
Total nonperforming and impaired assets to total assets	0.85%	1.12%	1.73%	2.83%	3.68%

(1)	Includes $933,000 of impaired loans at December 31, 2016.
(2)	Includes loans deemed impaired of $2.3 million at December 31, 2016 that were performing as of such date.
(3)	Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure.

During the years ended December 31, 2016 and December 31, 2015, gross interest income of $148,000 and $155,000 would have been recorded on loans that were accounted for on a non-accrual basis if the loans had been current throughout the period. Interest income recognized on non-accrual loans totaled $22,000 and $16,000 for the years ended December 31, 2016 and December 31, 2015, respectively. The Company recognized interest income on impaired loans for the years ended December 31, 2016 and December 31, 2015 of $106,000 and $172,000, respectively.

The following table sets forth information with respect to loans past due 60-89 days and 90 days or more in our portfolio at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Loans past due 60-89 days	$419	$329	$495	$292	$341
Loans past due 90 days or more	1,044	1,112	1,786	1,435	2,501
Total past due 90 days or more	$1,463	$1,441	$2,281	$1,727	$2,842

Index

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

The following table sets forth the aggregate amount of the Company’s classified assets at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Substandard assets (1)	$6,693	$8,035	$9,696	$11,081	$14,798
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—
Total classified assets	$6,693	$8,035	$9,696	$11,081	$14,798

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

During the years ended December 31, 2016, 2015, and 2014, the Company added $365,000, $1,175,000 and $333,000, respectively, to the provision for loan losses. The Company’s allowance for loan losses totaled $3.0 million, $2.8 million, and $2.8 million for the three years ended December 31, 2016, 2015 and 2014 respectively. The provision for loan losses in the years ended December 31, 2016, 2015 and 2014

Index

was based on the level of nonperforming loans and charge-offs, as well as the size and risk profile of the loan portfolio and assessments of internal and external factors as prescribed by regulation. While management believes that the Company’s current allowance for loan losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. To the best of management’s knowledge, all known losses as of December 31, 2016, have been recorded.

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans receivable, gross	$335,323	$295,958	$268,378	$263,949	$251,177
Average loans receivable, net	313,124	274,979	261,683	251,156	235,894
Allowance balance, at beginning of period	2,837	2,769	2,819	3,328	3,854
Provision for losses:	365	1,175	333	220	773
Mortgage loans:
One-to-four family	(81)	(1,158)	(38)	(130)	(146)
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Non-residential real estate and land	(83)	—	(261)	(621)	(1,199)
Other loans:
Consumer	(1)	—	—	(2)	(11)
Commercial	—	—	(112)	—	(1)
Gross charge-offs	(165)	(1,158)	(411)	(753)	(1,357)
Recoveries:
Mortgage loans:
One-to-four family	1	47	8	10	42
Residential construction	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Non-residential real estate and land	—	—	17		—
Other loans:
Consumer	—	3	1	12	1
Commercial	2	1	2	2	15
Gross recoveries	3	51	28	24	58
Net charge-offs	(162)	(1,107)	(383)	(729)	(1,299)

Allowance balance, at end of period	$3,040	$2,837	$2,769	$2,819	$3,328
Allowance for loan losses as a percent of loans receivable, gross at end of period	0.91%	0.96%	1.03%	1.07%	1.32%
Net loan charge-offs as a percent of average loans receivable, net	0.05%	0.40%	0.15%	0.29%	0.55%
Ratio of allowance for loan losses to total non- performing assets at end of period	194.87%	145.12%	82.29%	97.27%	59.71%
Ratio of allowance for loan losses to non- performing loans at end of period	195.12%	146.16%	86.91%	97.27%	63.31%

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

	December 31,
	2016		2015		2014		2013		2012
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family	$1,479	56.8%	$1,346	59.0%	$1,533	61.7%	$1,017	62.0%	$1,122	63.2%
Residential Construction	—	0.8%	—	2.0%	—	1.1%	—	1.8%	—	0.8%
Multi-family Residential	106	3.4%	153	4.1%	131	4.4%	265	5.2%	249	3.9%
Non-residential Real estate and land	1,002	31.6%	1,057	28.4%	754	26.1%	1,261	25.0%	1,676	25.9%
Other loans:
Consumer	6	0.6%	2	0.6%	8	0.8%	5	0.4%	6	0.6%
Commercial	447	6.8%	279	5.9%	343	5.9%	271	5.6%	275	5.6%
Total allowance for loan losses	$3,040	100.0%	$2,837	100.0%	$2,769	100.0%	$2,819	100.0%	$3,328	100.0%

Index

Investment Activities

The Company’s cash and cash equivalents, consisting of cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of three months or less, totaled $16.8 million at December 31, 2016, compared to $11.2 million at December 31, 2015, an increase of $5.6 million. The Company’s investment portfolio is comprised of investment securities, and state and local obligations classified as either held-to-maturity or available-for-sale. The carrying value of the Company’s investment securities totaled $20.9 million at December 31, 2016, compared to $26.2 million at December 31, 2015. The carrying value of the investment securities classified as held-to-maturity is carried at their back value, while those classified as available-for-sale are carried at their fair market value.

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

The Company also invests in mortgage-backed securities generally issued or guaranteed by the United States Government or agencies thereof or meeting investment grade credit quality standards in accordance with the Board-approved investment policy and regulatory guidance that is intended to increase earnings over lower yielding cash equivalents, reduce interest rate risk relative to longer duration whole loan alternatives, to provide liquidity to the institution primarily through monthly cash flows while limiting credit risk and meet Community Reinvestment Act (“CRA”) requirements by investing in specified loan pools. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans in the Company’s portfolio for such securities. These securities consist primarily of adjustable rate or shorter duration mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). Total mortgage-backed securities, including those designated as available-for-sale, decreased to $59.3 million at December 31, 2016 from $77.2 million at December 31, 2015, primarily due to using the cash flow from principal reductions to fund loan growth during the current year period.

The Company’s holdings of private-label collateralized mortgage obligations totaled $40,000 at December 31, 2016 compared to $277,000 at December 31, 2015. All such securities were rated AAA at the time of purchase and the remaining two holdings continue to be of investment grade. These positions contain collateral that was originated during 2003 or earlier. In addition, management reviews a monthly analysis of actual and projected cash flows for these securities to determine whether or not any other-than-temporary impairment (“OTTI”) exists. At December 31, 2016 and December 31, 2015, no OTTI was identified with respect to these securities.

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

Index

The portfolio of state and municipal obligations is reviewed on a regular basis for classification and impairment in accordance with regulatory and accounting guidance. No impairment was recognized in the portfolio at December 31, 2016 or December 31, 2015 and no obligations were classified at either date.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment securities portfolio, short-term investments and FHLB stock, at the dates indicated.

	December 31,
	2016		2015		2014
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment portfolio:

U.S. Government and agency obligations	$32	$32	$183	$183	$226	$226
Municipal obligations	20,532	20,651	25,397	25,931	24,731	25,511
Mortgage-backed securities of government- sponsored entities	59,501	59,325	77,024	77,161	88,616	89,567
Private-label collateralized mortgage obligations	41	40	274	277	491	502
Federal Home Loan Bank stock	4,226	4,226	4,226	4,226	4,226	4,226
Total investments	$84,332	$84,274	$107,104	$107,778	$118,290	$120,032

Index

Investment Portfolio Maturities.  The following table sets forth the scheduled final maturities, carrying values, market values and weighted average yields for the Company’s investment securities at December 31, 2016. At such date, the Company did not hold any investment securities with maturities in excess of 30 years.

	At December 31, 2016
	Less than one year		One to Five Years		Five to Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	$—	0.00%	$—	0.00%	$32	1.16%	$—	0.00%
Municipal obligations (tax equivalent yields)	1,189	5.62%	3,144	3.48%	7,959	4.30%	8,240	5.27%
Mortgage-backed securities of government-sponsored entities	45	5.27%	3,565	2.13%	29,010	1.83%	26,881	2.24%
Private-label collateralized mortgage obligations	—	—	—	—	41	5.00%	—	0.00%
Total investment securities	$1,234	5.61%	$6,709	2.77%	$37,042	2.36%	$35,121	2.95%

	At December 31, 2016
	Total Investment Securities
	Average Life In Years	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in Thousands)
Investment Portfolio:
U.S. Government and agency obligations	8.38	$32	$32	1.16%
Municipal obligations (tax equivalent yields)	8.98	20,532	20,651	4.63%
Mortgage-backed securities of government-sponsored entities	10.53	59,501	59,325	2.04%
Private-label collateralized mortgage obligations	6.55	41	40	5.00%
Total investment securities	10.12	$80,106	$80,048	2.71%

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

Deposit Portfolio. Savings and other deposits in the Company as of December 31, 2016, were comprised of the following:

Weighted Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
				(In Thousands)
0.04%	None	Checking accounts	$100	$111,213	28.98%
0.12%	None	Savings accounts	50	86,621	22.57%
0.15%	None	Money market accounts	2,500	54,408	14.18%

		Certificates of Deposit
0.21%	12 months or less	Fixed term, fixed rate	500	14,460	3.77%
0.72%	13 to 24 months	Fixed term, fixed rate	500	24,140	6.29%
0.92%	25 to 36 months	Fixed term, fixed rate	500	11,620	3.03%
1.69%	37 months or more	Fixed term, fixed rate	500	75,617	19.71%
0.30%	Negotiable	Jumbo certificates	100,000	5,654	1.47%
				$383,733	100.00%

Index

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Company at the dates indicated.

	Balance at December 31, 2016	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2015	Percent of Deposits	Increase (Decrease)	Balance at December 31, 2014	Percent of Deposits
	(Dollars in Thousands)
Checking accounts	$111,213	28.98%	$9,681	$101,532	28.01%	$9,611	$91,921	26.34%
Savings accounts	86,621	22.57%	5,923	80,698	22.27%	3,431	77,267	22.15%
Money market accounts	54,408	14.18%	3,017	51,391	14.18%	(564)	51,955	14.89%
Certificates of deposit(1)
Original maturities of:
12 months or less	14,460	3.77%	(2,966)	17,426	4.81%	1,510	15,916	4.56%
13 to 24 months	24,140	6.29%	(228)	24,368	6.72%	(267)	24,635	7.06%
25 to 36 months	11,620	3.03%	5,349	6,271	1.73%	(3,887)	10,158	2.91%
37 months or more	75,617	19.71%	5,195	70,422	19.43%	7,875	62,547	17.93%
Negotiated jumbo	5,654	1.47%	(4,665)	10,319	2.85%	(4,204)	14,523	4.16%
Total	$383,733	100.00%	$21,306	$362,427	100.00%	$13,505	$348,922	100.00%

(1)	Certain Individual Retirement Accounts (“IRAs”) are included in the respective certificate balances. IRAs totaled $28.6 million, $27.3 million and $27.3 million, as of December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the average dollar amount and weighted-average rate of deposits in the various types of accounts offered by the Company for the periods indicated.

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
	Average Balance	Percent of Deposits	Weighted Average Rate	Average Balance	Percent of Deposits	Weighted Average Rate	Average Balance	Percent of Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$44,529	11.96%	0.00%	$40,566	11.52%	0.00%	$33,676	9.77%	0.00%
Checking accounts	58,451	15.69%	0.07%	53,910	15.30%	0.06%	53,042	15.38%	0.06%
Savings accounts	83,227	22.34%	0.12%	78,976	22.41%	0.11%	75,732	21.97%	0.11%
Money market accounts	54,178	14.55%	0.15%	52,119	14.79%	0.15%	52,038	15.09%	0.15%
Certificates of deposit	132,073	35.46%	1.20%	126,795	35.98%	1.10%	130,282	37.79%	1.06%
Total deposits	$372,458	100.00%	0.48%	$352,366	100.00%	0.45%	$344,770	100.00%	0.46%

Index

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At December 31,
	2016	2015	2014
	(In Thousands)
Rate
0.00 - 1.00%	$55,336	$57,986	$68,351
1.01 - 2.00%	67,353	62,258	43,132
2.01 - 3.00%	8,779	8,539	16,178
3.01 - 4.00%	13	13	108
4.01 - 5.00%	10	10	10
Total	$131,491	$128,806	$127,779

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2016.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In Thousands)
Rate
0.00 - 1.00%	$45,582	$6,346	$3,337	$71	$55,336
1.01 - 2.00%	10,822	15,045	10,772	30,714	67,353
2.01 - 3.00%	1,178	258	6	7,337	8,779
3.01 - 4.00%	13	—	—	—	13
4.01 - 5.00%	10	—	—	—	10
Total	$57,605	$21,649	$14,115	$38,122	$131,491

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2016.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$5,839
Over three months through six months	5,645
Over six months through twelve months	10,276
Over twelve months	27,354
Total	$49,114

Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend liability duration for interest rate risk management purposes. Advances from the FHLB typically are collateralized by stock in the FHLB and a portion of first mortgage loans held by the Bank. At December 31, 2016, the Company had $18.0 million in advances outstanding.

Index

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

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$22,925	$23,998	$22,366
Balance at end of period	18,000	21,000	16,438
Average balance	20,244	19,878	18,586

Weighted-average interest rate on:
Balance at end of period	1.34%	1.32%	2.25%
Average balance for period	1.32%	1.86%	2.58%

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Other short-term borrowings:
Maximum month-end balance	$7,246	$7,189	$7,000
Balance at end of period	7,246	5,606	7,000
Average balance	5,951	6,406	6,309

Weighted-average interest rate on:
Balance at end of period	0.15%	0.15%	0.15%
Average balance for period	0.15%	0.14%	0.15%

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

Index

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

Subsidiaries

At December 31, 2016, the Company did not have any direct unconsolidated subsidiaries.

Total Employees

The Company had 101 full-time employees and 9 part-time employees at December 31, 2016. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

Index

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

The CFPB has examination and enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Although the Bank has less than $10 billion in assets, the impact of the formation of the CFPB has caused a ripple effect across all bank regulatory agencies, and placed a renewed focus on consumer protection and compliance efforts. For examples of this new authority, the CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of the law. As of December 31, 2016, the Company maintained 68.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions. Regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against

Index

capital. A “well-capitalized” institution can, after prior notice and non-objection by the regulatory authorities, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year, plus its retained net income for the preceding two years. As of December 31, 2016, the Bank was a “well-capitalized” institution.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by federal regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company received a “satisfactory” CRA rating under the current CRA regulations in its most recently completed performance evaluation received during the first quarter of 2017.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Extensions of credit to insiders also may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the savings institution’s capital. In addition, extensions of credit in excess of certain limits must be approved by the savings institution’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Capital Requirements. In July 2013, the bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and methods for calculating risk-weighted assets in accordance with the Basel Committee. The final rule established minimum capital guidelines requiring savings institutions to maintain certain capital ratios: a 4.0% Tier I capital to average assets ratio (leverage ratio), a 4.5% Tier 1 common equity capital (CET1) to risk-weighted assets ratio, a 6.0% Tier 1 capital to risk-weighted assets ratio, and an 8.0% Total risk-based capital to risk-weighted assets ratio (total capital). Total Capital (risk-based) consists of two types of capital elements: core capital elements (Tier 1) and supplementary capital elements (Tier 2). Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. The regulations also require that, in meeting the core, leverage and risk-based capital ratios, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The components of Tier 2 capital currently include qualifying subordinated debt and redeemable preferred stock, cumulative perpetual preferred stock, allowance for loan and lease losses, and unrealized gains on available-for-sale equity securities. Allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of total risk-weighted assets. In addition an institution’s risk-weighted assets, including certain off-balance sheet assets, are multiplied by a risk weight assigned by the capital regulations based on the risks which are inherent in the type of asset. The final rule included a one-time “opt-in” or “opt-out” provision to include accumulated other comprehensive income in regulatory capital. Management elected to “opt out” on the March 2015 Call Report remaining consistent with the past reporting.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will be required to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Prompt Corrective Regulatory Action

Under the regulatory framework for prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0%,a Tier 1 capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or less than 3.0% if the institution is rated composite 1 under the CAMELS rating system) is considered to be undercapitalized for 2016. At December 31, 2016 the Bank satisfied all requirements for inclusion in the “well-capitalized” category.

Index

Insurance of Accounts and Regulation by the FDIC

The Deposit Insurance Fund of the FDIC insures deposits at insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.

The FDIC has developed a risk-based assessment system providing that the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. Institutions are classified into one of four risk categories. The FDIC is able to assess higher rates to institutions with a significant reliance on secured liabilities or a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.

Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. Assessment rates historically ranged from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (“well capitalized” and CAMELS I or II) and up to 30 to 45 basis points for banks in the highest risk category.

Effective July 1, 2016, the FDIC changed the way that small banks are assessed for deposit insurance. The FDIC has eliminated the risk categories for banks, such as the Bank, that have been FDIC insured for at least five years and have less than $10 billion in total assets, and assessments are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) for established small banks with CAMELS I or II ratings has been reduced to 1.5 to 16 basis points and the maximum assessment rate for established small banks with CAMELS III through V ratings is 30 basis points.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Cincinnati stock, at December 31, 2016, of $4.2 million. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. FHLB dividends were 4.0% for the year ended December 31, 2016.

Index

In the event that dividends are reduced, or interest on future FHLB-Cincinnati advances is increased, the Bank’s net interest income will decline.

Ohio Regulation

As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the Bank’s internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI can be conducted on a joint basis with the FDIC but may also be conducted on an alternating basis. The Bank’s most recent examination as of December 31, 2015, was conducted by the ODFI during the quarter ending March 31, 2016. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

Under Ohio law, an Ohio-chartered savings association may buy any obligation representing a loan that would be a legal loan if originated by the Bank, subject to various requirements including: loans secured by liens on income-producing real estate may not exceed 20% of an association’s assets; consumer loans, commercial paper, and corporate debt securities may not exceed 20% of an association’s assets; loans for commercial, corporate, business, or agricultural purposes may not exceed 30% of an association’s assets, provided that an association’s required reserve must increase proportionately; certain other types of loans may be made for lesser percentages of the association’s assets; and, with certain limitations and exceptions, certain additional loans may be made if not in excess of 3% of the association’s total assets. In addition, no association may make real estate acquisition and development loans for primarily residential use to one borrower in excess of 2% of assets. The total investments in commercial paper or corporate debt of any issuer cannot exceed 1% of an association’s assets, with certain exceptions.

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

An Ohio-chartered savings association may invest in such real property or interests therein as its board of directors deems necessary or convenient for the conduct of the business of the association, but the amount so invested may not exceed the net worth of the association at the time the investment is made. Additionally, an association may invest an amount equal to 10% of its assets in any other real estate. This limitation does not apply, however, to real estate acquired by foreclosure, conveyance in lieu of foreclosure, or other legal proceedings in relation to loan security interests.

Notwithstanding the above powers authorized under Ohio law and regulation, a state-chartered savings association, such as the Bank, is subject to certain limitations on its permitted activities and investments under federal law, which may restrict the ability of an Ohio-chartered association to engage in activities and make investments otherwise authorized under Ohio law.

Ohio has adopted statutory limitations on the acquisition of control of an Ohio savings and loan association by requiring the written approval of the ODFI prior to the acquisition by any person or company, as defined under the Ohio Revised Code, of a controlling interest in an Ohio-chartered savings association. Control exists, for purposes of Ohio law, when any person or company, either directly, indirectly, or acting in concert with one or more other persons or companies (a) acquires 15% of any class of voting stock, irrevocable proxies, or any combination thereof, (b) directs the election of a majority of directors, (c)

Index

becomes the general partner of the savings and loan association, (d) has influence over the management and policies of the savings and loan association, (e) has the ability to direct shareholder votes, or (f) anything else deemed to be control by the ODFI. The ODFI’s written permission is required when the total amount of control held by the acquiror was less than or equal to 25% control before the acquisition and more than 25% control after the acquisition, or when the total amount of control held by the acquiror was less than 50% before the acquisition and more than 50% after the acquisition. Ohio law also prescribes other situations in which the ODFI must be notified of the acquisition even though prior approval is not required. Any person or company, which would include a director, will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors.

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

Ohio law requires prior written approval of the ODFI for a merger of an Ohio-chartered savings association with another savings and loan association or a holding company affiliate.

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

Retained earnings as of December 31, 2016 include approximately $2.7 million for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen/not forgiven as certain events could trigger a recapture such as stock redemption or distributions to shareholders in excess of current or accumulated earnings and profits.

The Company’s federal income tax returns through December 31, 2011 have been closed by statute or examination.

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

Index

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $180,000. The Company paid Delaware franchise taxes of $34,000 for the year ended December 31, 2016.

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

If one or more of the factors affecting our forward-looking statements proves inaccurate, then our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by forward-looking statements contained herein. Therefore, we caution you not to place undue reliance on our forward-looking statements. Except as required by applicable law or regulation, we will not update our forward-looking statements to reflect actual results, performance or achievements.

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

Index

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

Index

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

New mortgage lending rules may increase the risk associated with our residential mortgage lending business. Over the course of the past several years, the CFPB has issued numerous rules regarding mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualitied mortgage” may be protected from liability. While we believe that our current loan policy is consistent with the guidance, making the majority of our loans “qualified mortgages,” there is the possibility that in the event of a dispute, regulators or courts may come to a different conclusion and the Bank may be exposed to unexpected liability. Additional rules regarding disclosures and closing documents (the so-called “TILA/RESPA” rules”) took effect in 2015 and created additional compliance and liability risks.

The Truth in Lending Act-RESPA Integrated Disclosure (“TRID”) rule became effective for loans originated on or after October 3, 2015.  The TRID rule required extensive modifications to the process of closing a federally regulated residential mortgage loan and the systems that support that process among lenders, real estate agents, title insurance agents and attorneys that close residential mortgage loans, and others.  Under TILA, there is a private right of action.  Under RESPA, there is not.  The Mortgage Bankers Association has noted increased secondary market rejection of mortgages which may contain technical TRID violations.  The CFPB issued guidance in the form of a December 29, 2015 letter to the Mortgage Bankers Association clarifying that TILA provisions are determinative of TRID liability.   Although the CFPB guidance provides some indication of the CFPB’s intentions for enforcement and interpretation of the TRID rule, the TRID enforcement posture of other mortgage industry participants such as Fannie Mae, Freddie Mac and federal banking regulators like the FDIC is not yet apparent. Management’s assessment and management of TRID compliance risk will evolve as the residential mortgage lending industry gains experience with loan closings, loan purchases and examinations.  The TRID rule, including the cost of compliance and the ultimate impact on the mortgage industry, could adversely impact the Company’s profitability.

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

Index

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

Our ability to pay dividends may be limited. The Company is a savings and loan holding company, which is substantially dependent on the profitability of its subsidiary and the upstream payment of dividends from the Bank to the Company. Under state and federal banking law, the payment of dividends by the Bank to the Company is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or restrictions imposed by regulators on the payment of such dividends to the Company even if Bank profits are earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to its shareholders.

Index

Goodwill Impairment may adversely impact our results of operations. Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are evaluated for impairment periodically or when impairment indicators are present. Evaluation of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2016.

Material breaches in the security of bank systems may have a significant effect on the Company business. Increasing attention is being paid by the media, regulators and legislators to all matters relating to “cybersecurity,” and the incidence of “cyber attacks” is increasing in both frequency and scope against entities of all types. The Company’s subsidiary bank collects processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by the Bank and third party service providers. The Bank has security, backup and recovery systems in place, as well as a business continuity plan to ensure the Bank’s systems will not be inoperable. The Company’s subsidiary bank also has security to prevent unauthorized access to the system. In addition, the Bank requires third party service providers to maintain similar controls. However, the Bank cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

The Bank’s necessary dependence upon automated systems to record and process the Bank’s transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. The Company’s subsidiary bank may also be subject to disruptions of the operating system arising from events that are beyond the Bank’s control (for example, computer viruses or electrical or telecommunications outages). The Bank is further exposed to the risk that its third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as the Bank). These disruptions may interfere with service to the Bank’s customers and result in a financial loss or liability.

As an Ohio savings association, the Bank is subject to the QTL test, which could adversely impact future loan growth and thus our future profitability. As an Ohio savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. Additional restrictions on bank dividends may also apply if the Bank fails the QTL test. The requirements of the QTL test may limit the Bank’s ability to pursue a more diversified loan portfolio that includes higher yielding nonresidential real estate and adjustable rate commercial loans in addition to the longer duration, lower yielding mortgage loans required by the QTL test.

Stockholder Activists Could Cause a Disruption to the Company’s Business. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. An institutional investor has

Index

indicated that it disagrees with the strategic direction of the Company and seeks representation on the Company’s Board of Directors through a director election contest. The Company’s business, operating results and financial condition could be adversely affected by a director election contest and may result in, among other things: (i) increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests; (ii) uncertainty as to the Company’s future direction, which could result in the loss of potential business opportunities and could place a strain on relationships with investors and customers; (iii) increased difficulty in attracting, retaining, and motivating qualified personnel; and (iv) a reduction or delay in the Company’s ability to effectively execute its current business strategy and to implement new strategies. Any perceived uncertainties as to our future direction or strategy arising from activist stockholder initiatives could also cause increased reputational, operational, financial, regulatory and other risks, harm our ability to raise new capital, or adversely affect the market price or increase the volatility of our securities.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

Index
ITEM 2.	Properties

The Company conducts its business through its main banking office located in Wooster, Ohio, and its ten additional full-service branch offices located in its market area. The following table sets forth information about its offices as of December 31, 2016.

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration

North Market Street Office 151 North Market Street Wooster, Ohio	Owned	1902	N/A

Cleveland Point Financial Center 1908 Cleveland Road Wooster, Ohio	Owned	1978	N/A

Madison South Office 2024 Millersburg Road Wooster, Ohio	Owned	1999	N/A

Northside Office 543 Riffel Road Wooster, Ohio	Leased	1999	2018

Millersburg Office 90 North Clay Street Millersburg, Ohio	Owned	1964	N/A

Claremont Avenue Office 233 Claremont Avenue Ashland, Ohio	Owned	1968	N/A

Buehler’s-Sugarbush Office 1055 Sugarbush Drive Ashland, Ohio	Leased	2001	2021

Rittman Office 237 North Main Street Rittman, Ohio	Owned	1972	N/A

Lodi Office 303 Highland Drive Lodi, Ohio	Owned	1980	N/A

North Canton Office 1265 South Main Street North Canton, Ohio	Owned	1998	N/A

Creston Office 121 North Main Street Creston, Ohio	Owned	2005	N/A

The Company’s accounting and recordkeeping activities are maintained through an in-house data processing system with software provided by a third-party vendor

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

Year Ended December 31, 2016	High	Low	Cash Dividend Declared
First Quarter	$13.50	$11.90	$0.09
Second Quarter	$13.52	$12.07	$0.09
Third Quarter	$13.65	$12.34	$0.09
Fourth Quarter	$16.71	$13.55	$0.09

Year Ended December 31, 2015	High	Low	Cash Dividend Declared
First Quarter	$14.49	$13.07	$0.09
Second Quarter	$14.00	$12.44	$0.09
Third Quarter	$13.50	$12.20	$0.09
Fourth Quarter	$13.50	$11.69	$0.09

Index

As of February 28, 2017, the Company had 951 shareholders of record and 2,781,839 shares of common stock outstanding. The number of record shareholders does not reflect the number of brokers or persons whose stock is in nominee or “street name” accounts through brokers.

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

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$454,791	$433,632	$417,713	$410,293	$402,117
Loans receivable, net	332,283	293,121	265,609	261,130	247,849
Mortgage-backed securities (1)	59,358	77,433	90,047	82,451	88,405
Investment securities	20,910	26,221	25,911	27,797	26,861
Cash and cash equivalents (2)	16,756	11,156	10,783	13,381	12,055
Deposits	383,733	362,427	348,922	337,571	327,737
Stockholders' equity	41,028	39,905	40,002	38,552	39,785

(1) Includes mortgage-backed securities and private-label collateralized mortgage obligations.

(2) Includes cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold.

	Year ended December 31,
	2016	2015	2014	2013	2012
Selected Operating Data:	(In thousands, except per share amounts)
Interest income	$15,551	$14,499	$14,631	$14,397	$15,303
Interest expense	2,070	1,967	2,063	2,321	2,798
Net interest income	13,481	12,532	12,568	12,076	12,505
Provision for loan losses	365	1,175	333	220	773
Net interest income after provision for loan losses	13,116	11,357	12,235	11,856	11,732
Noninterest income	1,996	1,890	1,852	1,591	1,938
Noninterest expense	12,158	11,187	10,619	10,758	11,570
Income before income taxes	2,954	2,060	3,468	2,689	2,100
Federal income taxes	708	413	837	633	378

Net Income	$2,246	$1,647	$2,631	$2,056	$1,722

Basic and diluted earnings per share	$0.82	$0.60	$0.95	$0.72	$0.59
Cash dividends declared per common share	$0.36	$0.36	$0.35	$0.31	$0.27

Index

	Year ended December 31,
	2016	2015	2014	2013	2012
Key Operating Ratios and Other Data:
Return on average assets (net income divided by average total assets)	0.51%	0.39%	0.64%	0.51%	0.43%
Return on average equity (net income divided by average equity)	5.46%	4.11%	6.60%	5.24%	4.28%
Average equity to average assets	9.26%	9.46%	9.63%	9.77%	9.99%
Equity to assets at year end	9.02%	9.20%	9.58%	9.40%	9.89%
Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.18%	3.11%	3.19%	3.17%	3.31%
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.21%	3.14%	3.22%	3.20%	3.34%
Noninterest expense to average assets (1)	2.73%	2.61%	2.56%	2.67%	2.87%
Nonperforming and impaired loans to loans receivable, net	1.16%	1.65%	2.65%	4.44%	5.84%
Nonperforming and impaired assets to total assets	0.85%	1.12%	1.73%	2.83%	3.68%
Average interest-earning assets to average interest-bearing liabilities	105.36%	105.39%	105.49%	105.72%	104.43%
Allowance for loan losses to nonperforming and impaired loans	78.70%	57.06%	39.35%	24.31%	22.98%
Allowance for loan losses to nonperforming and impaired assets	78.69%	56.90%	38.38%	24.31%	22.49%
Net interest income after provision for losses on loans, to noninterest expense (1)	111.25%	112.39%	115.52%	110.47%	101.40%
Number of full-service offices	11	11	11	11	11
Dividend payout ratio	43.90%	60.00%	36.84%	43.06%	45.76%

(1)	In calculating this ratio, noninterest expense does not include provisions for losses or gains on the sale of real estate acquired through foreclosure.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on core customer service, community relationships and staff alignment. Enhancing the customer experience while taking advantage of disruption in the local banking market resulting from acquisitions of independent local community and regional banks.

•	Continued enhancement of balance sheet assets to increase higher yielding, on a risk-adjusted basis, shorter duration commercial business and real estate (including commercial loans secured by residential real estate) and consumer (including home equity lines of credit secured by residential real estate) loans, while maintaining a residential mortgage loan portfolio and reducing, subject to liquidity constraints, the investment securities portfolio.

•	Continued transitioning from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through monitoring customer and transaction volume to ensure appropriate staffing. Management also continues to evaluate opportunities to add talent tied to revenue-producing activities and contiguous market areas.

Index

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

Goodwill The Company recorded all assets and liabilities acquired in prior purchase acquisitions, including goodwill at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. The initial goodwill recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Management has discussed the development and selection of these critical accounting policies with the audit committee of the Board of Directors.

Discussion of Financial Condition Changes December 31, 2016 from December 31, 2015

At December 31, 2016, total assets increased $21.2 million, or 4.9%, to $454.8 million from the $433.6 million at December 31, 2015 primarily due to a $5.6 million increase in cash and cash equivalents and a $39.2 million increase in net loans, partially offset by a $23.4 million decrease in securities. During the year ended December 31, 2016, the Bank disbursed $92.8 million of loans, received payments of $48.0 million and transferred $118,000 to foreclosed assets held for sale. Although the Bank experienced increased loan balances from 2015, competition from other financial institutions for quality loan growth continues to be difficult within the Bank’s market area. The increase in loan balances was funded by a $21.3 million increase in deposit balances, and $21.6 million in net cash payments from the securities portfolio compared to the prior year.

At December 31, 2016 the allowance for loan losses totaled $3.0 million, or 0.91% of gross loan balances compared to $2.8 million, or 0.96% of gross loans at December 31, 2015. In determining the amount of the loan loss allowance at any point of time, management systematically determines the risk of loss in the portfolio. First, delinquent and classified nonresidential, multi-family and commercial loans are evaluated for potential impairment in carrying value. At December 31, 2016, all delinquent and classified residential, nonresidential, multi-family and commercial loans were analyzed, with $658,000 of the reserve being allocated to these categories of loans. The largest loan in this category

Index

consisted of a loan secured by commercial real estate property totaling $770,000 at December 31, 2016. The Company incurred net charge-offs for the year of $162,000 of which $81,000 was for two loans secured by commercial real estate, and $80,000 was for a single one-to-four family residential real estate loan combined with a $1,000 net consumer loan charge-off. The second step in determining the allowance for loan losses is to calculate a reserve based on the historical loss experience of each individual loan type in the portfolio. In addition to the historic loss percentage, management also incorporates an additional risk factor based on the perception of the overall risk in the economy. Finally, to provide additional assurance with respect to the validity of the commercial loan risk rating system, management engages a third-party loan reviewer who provides an independent validation of the Bank’s loan grading process. Management recorded a $365,000 provision for losses on loans for the year ended December 31, 2016, a decrease of $810,000 from the $1,175,000 recorded for the year ended December 31, 2015. The decreased provision was primarily due to a $945,000 decrease in net charge-offs compared to the prior year period. The prior year charge-offs primarily included certain loans that were subsequently transferred to foreclosed assets held for sale as a result of a formal process of foreclosure or through a deed-in-lieu from the borrower, and loans which were currently in the process of foreclosure.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill and arrived at the conclusion there was no impairment at December 31, 2016.

Deposits totaled $383.7 million at December 31, 2016, an increase of $21.3 million, or 5.9%, from December 31, 2015. Demand accounts increased $9.7 million, or 9.5%, savings and money market accounts increased $8.9 million, or 6.8%, and time deposits increased $2.7 million, or 2.1%. The increase in demand accounts and savings and money market balances is due to our customers’ preference to maintain liquid deposits, rather than invest in low yielding fixed-rate term certificates, in order to take advantage of expected future rate increases. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits. In general, management attempts to benchmark retail certificate of deposit pricing to the cost of alternate sources of funds, including FHLB advances and brokered deposits. Exceptions are made to defend customer relationships with significant value to the Bank while allowing rate sensitive certificate of deposit customers with no relationship with the Bank to move to other alternatives.

Advances from the FHLB decreased $3.0 million, from $21.0 million at December 31, 2015 to $18.0 million at December 31, 2016 mainly due to the scheduled maturity of a $3.0 million fixed-rate advance that was not replaced. The Bank uses FHLB advances to extend the duration of its liabilities to manage the interest rate risk associated with the longer duration of loans as compared to securities at a lower cost than other funding alternatives, particularly retail term deposits.

At December 31, 2016, stockholders’ equity totaled $41.0 million, an increase of $1.1 million, compared to the balance at December 31, 2015. This increase is primarily due to net income of $2.2 million, partially offset by dividends of $989,000 and a $228,000 increase in other comprehensive loss. The increase in other comprehensive loss included a $406,000 decrease in unrealized gains on securities available-for-sale, partially offset by a $178,000 increase related to post-retirement benefits. The increase in post-retirement benefits, was due to changes in the annual actuarial assumptions, and includes a $220,000 decrease in the pension unrecognized net loss, partially offset by a $42,000 increase in the unrecognized net loss arising from the cost of post-retirement split dollar life insurance coverage as part of the Company’s bank-owned life insurance plan.

On September 22, 2016, the Company announced the adoption of a new share buy-back program authorizing the repurchase of an additional 2.5% or 69,546, shares of its common stock outstanding. As of December 31, 2016 the Company had not purchased any of the shares authorized under this program.

Index

Comparison of operating results for the years ended December 31, 2016 and December 31, 2015

General

Net income totaled $2.2 million for the year ended December 31, 2016, compared to $1.6 million for the year ended December 31, 2015. The increase in net income was primarily due to increases in both net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in both noninterest expense and the provision for federal income taxes.

Interest Income

Interest income increased $1.1 million, and totaled $15.6 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase was due to a $21.0 million increase in the average balance of interest-earning assets, and a 7 basis point (bp) increase in the average yield on interest-earning assets from 3.63% at December 31, 2015 to 3.70% at December 31, 2016.

Interest income on loans increased $1.5 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase is primarily due to a $38.1 million, or 13.9%, increase in the average balance of loans outstanding, partially offset by a 3 bp decrease in the weighted-average yield on loans to 4.20% at December 31, 2016 compared to 4.23% at December 31, 2015. The decrease in the yield was due to the continuation of the overall low market interest rate environment, while the increase in the average balance was due to the Company’s strategic initiative to increase the mix of earning assets from lower yielding securities into higher yielding loans.

Interest income on securities decreased $499,000, or 18.4%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. This decrease was primarily due to an $18.0 million decrease in the average balance of securities, and a 7 bp decrease in the weighted-average yield to 2.34% at December 31, 2016 compared to 2.41% for the year ended December 31, 2015. The decrease in the average balance was due to investing the cash flow from principal reductions into higher yielding loans, while the decrease in yield was due to a decrease in higher yielding investments due to scheduled amortization and prepayments during the current year.

Interest Expense

Interest expense for the year ended December 31, 2016, totaled $2.1 million, an increase of $103,000, or 5.2%, compared to interest expense for the year ended December 31, 2015. The increase in interest expense was substantially due to a $20.0 million increase in the average balance of interest-bearing liabilities compared to the year ended December 31, 2015, while the weighted-average cost of funds was 0.52% for both years ended December 31, 2016, and December 31, 2015.

Interest expense on deposits totaled $1.8 million for the year ended December 31, 2016 an increase of $205,000, compared to the year ended December 31, 2015. This increase was primarily due to a $20.1 million increase in the average balance of deposits, and a 3 bp increase in the weighted-average cost of deposits from 0.45% for the year ended December 31, 2015, to 0.48% for the year ended December 31, 2016. The increase in the weighted-average cost of deposits was primarily due to a $5.3 million increase in average certificate of deposit balances and a shift from shorter term, lower cost certificates of deposit into longer term, higher cost certificates of deposit.

Interest expense on other short-term borrowings totaled $9,000 for both years ended December 31, 2016, and December 31, 2015. During the year ended December 31, 2016 the average balance of other short-term borrowings decreased by $455,000, while the weighted-average cost of other short-term borrowings increased by 1 bp to 0.15% for the year ended December 31, 2016, from 0.14% for the year ended December 31, 2015.

Index

Interest expense on Federal Home Loan Bank advances totaled $267,000 for the year ended December 31, 2016, a decrease of $102,000, or 27.6%, compared to the year ended December 31, 2015. This decrease was due a 54 bp decrease in the cost of borrowings to 1.32% for the year ended December 31, 2016 compared to the year ended December 31, 2015, and a $366,000 decrease in the average balance. The decrease in the cost was due to the maturity of higher rate advances, while the decrease in the average balance was due to the maturity of fixed-rate term advances that were not replaced compared to the prior year period.

Net Interest Income

Net interest income totaled $13.5 million for the year ended December 31, 2016 an increase of $949,000, compared to the year ended December 31, 2015. The increase in net interest income was due to a 7 bp increase in the interest rate spread to 3.18% at December 31, 2016 compared to 3.11% at December 31 2015, and a $964,000 increase in net interest-earning assets. The increase in the interest rate spread is due to the rates earned on interest-earning assets repricing upward more than the rates paid on interest-bearing liabilities. During the year ended December 31, 2016, yields earned on interest-earning assets increased 7 bp, while rates paid on interest-bearing liabilities remained unchanged compared to the year ended December 31, 2015.

Provision for Losses on Loans

The Company recorded a provision for loan losses totaling $365,000 for the year ended December 31, 2016, compared to $1,175,000 for the year ended December 31, 2015. The decrease in the provision is mainly due to a decrease in charge-offs and nonperforming loans compared to the prior year period.

Noninterest Income

Noninterest income, consisting primarily of deposit service charges, earnings on bank-owned life insurance policies, gains on sale of loans, and other operating income totaled $2.0 million for the year ended December 31, 2016, and increased by $106,000, or 5.6%, compared to the year-ended December 31, 2015. The increase was primarily due to a $53,000 increase in deposit service charges and a $25,000 increase in gain on sale of loans. The increase in deposit service charges was primarily due to increased transactions and new product offerings. The increase in gain on sale of loans was primarily due to more favorable pricing in the current year, partially offset by a decrease in loans sold. Loans sold totaled $5.5 million, for the year ended December 31, 2016, compared to $5.9 million during the year ended December 31, 2015.

Noninterest Expense

Noninterest expense increased by $971,000, or 8.7%, and totaled $12.2 million for the year ended December 31, 2016 compared to $11.2 million for the year ended December 31, 2015. This increase includes an $860,000 increase in salaries and employee benefits, a $141,000 increase in occupancy and equipment expense, an $89,000 increase in franchise taxes, and a $55,000 increase in audit and accounting expense, partially offset by a $55,000 decrease in federal deposit insurance premiums, a $62,000 decrease in legal expense, and an $86,000 decrease in other noninterest expense. The increase in salaries and employee benefits was due to increased compensation due to staff additions and merit increases, severance expense, increased pension expense due to planned retirements, and higher healthcare costs due to an increase in full-time employees coupled with plan premium increases compared to the prior year period. These increases were partially offset by a decrease in disability insurance, education and training and post-retirement benefit costs, primarily related to Bank Owned Life Insurance. The increase in occupancy and equipment expense was due to an increase in depreciation expense, furniture and fixture related expense, and in-house computer data and ATM network expense, partially offset by lower building repairs and maintenance. The increase in franchise taxes was due to the exclusion of the tax credit for the state supervisory exam fee that had previously been assessed and recorded in other noninterest expense in the prior year period. The increase in audit and accounting expense was primarily due to increased expenses related to internal audit as a result of outsourcing this function compared to being provided in-house previously. The decrease in federal deposit insurance premiums was due to a lower assessment rate, as adopted by the

Index

Federal Deposit Insurance Corporation, compared to the prior year period. The decrease in legal expense was primarily due to a decrease in costs related to problem loans compared to the prior year. The decrease in other expense was primarily due to a decrease in loss on sale of foreclosed assets held for sale due to a decrease in sales during the current year period, as well as decreases in supervisory exam fees, and real estate loan expense. These decreases were partially offset by higher expenses related to stationery, printing and supplies, internet banking, special services, bank service charges, and loan expense compared to the prior year.

Federal Income Taxes

Provision for Federal income taxes was $708,000 for the year ended December 31, 2016, reflecting an increase of $295,000 from the year ended December 31, 2015. The increase is primarily due to an $894,000 increase in pre-tax income. The difference in the effective tax rates of 24.0% and 20.0% for the years ended December 31, 2016 and 2015, respectively, from the 34% statutory rate was mainly due to the beneficial effects of tax-exempt income from the cash surrender value of life insurance and other tax-exempt obligations.

Index

Average Balance sHEET

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the years ended December 31,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$313,124	$13,140	4.20%	$274,979	$11,621	4.23%
Investment securities(2)	94,332	2,208	2.34%	112,308	2,707	2.41%
Interest-earning deposits(3)	12,554	203	1.62%	11,756	171	1.45%
Total interest-earning assets	420,010	15,551	3.70%	399,043	14,499	3.63%
Noninterest-earning assets	23,972			24,183
Total assets	$443,982			$423,226
Interest-bearing liabilities:
Deposits	$372,458	$1,794	0.48%	$352,366	$1,589	0.45%
Other short-term borrowings	5,951	9	0.15%	6,406	9	0.14%
Borrowings	20,244	267	1.32%	19,878	369	1.86%
Total interest-bearing liabilities	398,653	2,070	0.52%	378,650	1,967	0.52%
Noninterest-bearing liabilities	4,217			4,526
Total liabilities	402,870			383,176
Stockholders’ equity	41,112			40,050
Total liabilities and stockholders’ equity	$443,982			$423,226
Net interest income		$13,481			$12,532
Interest rate spread(4)			3.18%			3.11%
Net yield on interest-earning assets(5)			3.21%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.36%			105.39%

(1)	Includes non-accrual loan balances.
(2)	Includes mortgage-backed securities designated as available-for-sale.
(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year ended December 31, 2016 vs year ended December 31, 2015			Year ended December 31, 2015 vs year ended December 31, 2014
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total increase (decrease)	Volume	Rate	Total increase (decrease)
Interest Income attributable to:	(In thousands)
Loans receivable	$1,601	$(82)	$1,519	$568	$(355)	$213
Investment securities	(423)	(76)	(499)	(69)	(255)	(324)
Interest-bearing deposits	12	20	32	(22)	1	(21)
Total interest-earning assets	1,190	(138)	1,052	477	(609)	(132)

Interest expense attributable to:
Deposits	93	112	205	34	(19)	15
Other short-term borrowings	—	—	—	—	—	—
Federal Home Loan Bank borrowings	7	(109)	(102)	31	(142)	(111)
Total interest-bearing liabilities	100	3	103	65	(161)	(96)
Increase (decrease) in net interest income	$1,090	$(141)	$949	$412	$(448)	$(36)

Index

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal repayments and prepayments on loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank manages the pricing of deposits to maintain a desired level of deposits and cost of funds. In addition, the Bank invests excess funds in federal funds and other short-term interest-earning assets, which provide liquidity to meet lending requirements. Liquid assets outstanding at December 31, 2016 and December 31, 2015, totaled $87.5 million and $106.5 million, respectively. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A major portion of the Bank’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, proceeds from deposits and advances from the FHLB, and sales of residential mortgage loans and investment securities. Liquidity management is both a daily and long-term function of business management. If the Bank requires liquidity beyond its ability to generate funds internally at a reasonable cost, borrowing agreements are in place with the FHLB and the Federal Reserve Bank of Cleveland, which provide additional sources of short and long-term funding. As noted above, FHLB advances are used as part of an overall liability management strategy to extend duration for interest rate risk management purposes generally at a cost lower than equivalent duration retail certificates. At December 31, 2016, the Company had $18.0 million in outstanding advances from the FHLB, and additional borrowing capacity from the FHLB totaling $100.0 million based on the Bank’s one-to-four family residential mortgage loans, mortgage-backed securities, home equity lines of credit, second mortgage loans and multi-family loans. The Bank also has pledged $18.7 million to secure a line of credit with the Federal Reserve Bank of $18.8 million which is in place to provide a backup, short-term source of liquidity. The Bank has the ability to pledge remaining market value of investment and mortgage-backed securities of $36.1 million which would allow the Bank the ability to borrow additional longer term funds from the FHLB. The Bank had no outstanding balances with the Federal Reserve Bank of Cleveland at December 31, 2016 or December 31, 2015.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2016:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$60	$82	$37	$—	$179
Advances from the Federal Home Loan Bank	6,000	12,000	—	—	18,000
Other short-term borrowings	7,246	—	—	—	7,246
Certificates of deposit maturities	57,605	35,764	24,402	13,720	131,491
Amount of commitments expiring per period:
Commitments to originate loans:
Letters of credit	361	—	—	—	361
Credit card/overdraft lines of credit	8,144	—	—	—	8,144
Home equity/commercial lines of credit	41,024	—	—	—	41,024
Real estate construction loans	6,134	—	—	—	6,134
Total contractual obligations	$126,574	$47,846	$24,439	$13,720	$212,579

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

Presented below, as of December 31, 2016 and 2015, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained 100, 200, 300 and 400 basis point (1 basis point equals .01%) increases and a 100 basis point decrease in market interest rates.

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

As a result of the extended period of historically low interest rates discussed above, the composition of the industry’s assets and liabilities, and the Bank’s assets and liabilities, has shifted. Consumers and businesses have generally preferred long-term fixed-rate loans and have either avoided long-term fixed-rate certificates of deposits or selected long-term fixed-rate certificates of deposits with the intention of paying a prepayment penalty should interest rates rise sufficiently. These changes in consumer behavior have increased the difficultly of making model assumptions for estimating NPV under different interest rate scenarios and have increased regulatory scrutiny of interest rate risk, including model results and management’s activities to manage interest rate risk exposures.

Index

As of December 31, 2016
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
Change in Interest Rates (Basis Points)	$ Amount	$ Change	% Change	NPV Value	Basis Point Change
	(In thousands)
+400 bp	$53,166	$(29,644)	(36)%	13.06%	(479)
+300 bp	59,484	(23,326)	(28)%	14.14%	(372)
+200 bp	66,211	(16,599)	(20)%	15.21%	(264)
+100 bp	72,716	(10,094)	(12)%	16.17%	(169)
0 bp	82,810	—	—	17.85%	—
-100 bp	72,228	(10,582)	(13)%	15.25%	(260)

As of December 31, 2015
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
Change in Interest Rates (Basis Points)	$ Amount	$ Change	% Change	NPV Value	Basis Point Change
	(In thousands)
+400 bp	$50,284	$(25,377)	(34)%	12.93%	(417)
+300 bp	56,037	(19,624)	(26)%	13.94%	(316)
+200 bp	62,180	(13,481)	(18)%	14.95%	(215)
+100 bp	67,786	(7,875)	(10)%	15.78%	(132)
0 bp	75,661	—	—	17.10%	—
-100 bp	66,134	(9,527)	(13)%	14.65%	(245)

The Company attempts to reduce its exposure to interest rate risk generally by better matching the repricing characteristics of its interest rate sensitive assets and liabilities over a range of interest rate scenarios. Strategies include originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investment and mortgage-backed securities and extending liabilities through promoting cost-effective, long-term retail time deposits or the use of long-term FHLB advances and wholesale market certificates of deposits. However, particularly in the current interest rate and credit market environment, borrowers typically prefer fixed-rate loans to ARM loans. Accordingly, ARM loan originations were very limited during the year ended December 31, 2016. Similarly, depositors currently prefer more liquid and short duration checking, money market and savings accounts to longer term time deposits. The net effect of this continuing shift in customer preference for longer duration loans and shorter duration deposits has been to expose the Company to increased interest rate risk.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Wayne Savings Bancshares, Inc.

Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Savings Bancshares, Inc. (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Savings Bancshares, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Fort Wayne, Indiana

March 16, 2017

Index

Wayne Savings Bancshares, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015
(In thousands, except share data)

	2016	2015

Assets
Cash and due from banks	$10,138	$3,487
Interest-bearing deposits	6,618	7,669
Cash and cash equivalents	16,756	11,156

Available-for-sale securities	70,709	95,347
Held-to-maturity securities	9,559	8,307
Loans, net of allowance for loan losses of $3,040 and $2,837 at December 31, 2016 and 2015, respectively	332,283	293,121
Premises and equipment, net	6,420	6,663
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	2	14
Accrued interest receivable	1,146	1,149
Bank-owned life insurance	9,827	9,554
Goodwill	1,719	1,719
Prepaid federal income taxes	264	483
Other assets	1,880	1,893
Total assets	$454,791	$433,632

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$111,213	$101,532
Savings and money market	141,029	132,089
Time	131,491	128,806
Total deposits	383,733	362,427
Other short-term borrowings	7,246	5,606
Federal Home Loan Bank advances	18,000	21,000
Deferred federal income taxes	184	436
Interest payable and other liabilities	4,600	4,258
Total liabilities	413,763	393,727
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,041	36,017
Retained earnings	22,317	21,060
Shares acquired by ESOP	(273)	(343)
Accumulated other comprehensive loss	(519)	(291)
Treasury stock, at cost: Common: 1,196,892 at December 31, 2016 and 2015	(16,936)	(16,936)
Total stockholders’ equity	41,028	39,905
Total liabilities and stockholders’ equity	$454,791	$433,632

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2016 and 2015
(In thousands, except per share data)

	2016	2015
Interest and Dividend Income
Loans	$13,140	$11,621
Securities	2,208	2,707
Dividends on Federal Home Loan Bank stock and other	203	171
Total interest and dividend income	15,551	14,499

Interest Expense
Deposits	1,794	1,589
Other short-term borrowings	9	9
Federal Home Loan Bank advances	267	369
Total interest expense	2,070	1,967

Net Interest Income	13,481	12,532
Provision for Loan Losses	365	1,175
Net Interest Income After Provision for Loan Losses	13,116	11,357
Noninterest Income
Deposit service charges	610	557
Gain on loan sales	218	193
Earnings on bank-owned life insurance	298	294
Interchange fees	406	387
Other operating	464	459
Total noninterest income	1,996	1,890
Noninterest Expense
Salaries and employee benefits	7,304	6,444
Net occupancy and equipment expense	2,127	1,986
Federal deposit insurance premiums	215	270
Franchise taxes	353	264
Advertising and marketing	275	246
Legal	152	214
Audit and accounting	331	276
Other	1,401	1,487
Total noninterest expense	12,158	11,187
Income Before Federal Income Taxes	2,954	2,060
Provision for Federal Income Taxes	708	413
Net Income	$2,246	$1,647
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of taxes of ($209) and ($380) for 2016 and 2015, respectively	(406)	(737)
Change in split-dollar life insurance policy unrecognized net loss	(42)	155
Change in defined benefit plan settlement charge, net of taxes of $69 for 2016	133	—
Change in defined benefit plan unrecognized net gain, net of taxes of $11 and $1 for 2016 and 2015, respectively	22	2
Amortization of net loss included in net periodic pension cost, net of taxes of $33 and $36 for 2016 and 2015, respectively	65	69
Other comprehensive loss	(228)	(511)
Total comprehensive income	$2,018	$1,136
Basic Earnings Per Share	$0.82	$0.60
Diluted Earnings Per Share	$0.82	$0.60

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2016 and 2015
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Acquired by ESOP	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance, December 31, 2014	$398	$35,995	$20,403	$(416)	$220	$(16,598)	$40,002
Net Income	—	—	1,647	—	—	—	1,647
Other comprehensive loss	—	—	—	—	(511)	—	(511)
Purchase Treasury Shares – at cost	—	—	—	—	—	(338)	(338)
Cash dividends - $0.36 per share	—	—	(990)	—	—	—	(990)
Amortization of expense related to ESOP	—	22	—	73	—	—	95
Balance, December 31, 2015	398	36,017	21,060	(343)	(291)	(16,936)	39,905
Net Income	—	—	2,246	—		—	2,246
Other comprehensive loss	—	—	—	—	(228)	—	(228)
Cash dividends - $0.36 per share	—	—	(989)	—	—	—	(989)
Amortization of expense related to ESOP	—	24	—	70	—	—	94
Balance, December 31, 2016	$398	$36,041	$22,317	$(273)	$(519)	$(16,936)	$41,028

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016 and 2015
(In thousands)

	2016	2015
Operating Activities
Net income	$2,246	$1,647
Items not requiring (providing) cash
Depreciation and amortization	671	591
Provision for loan losses	365	1,175
Amortization of premiums and discounts on securities	1,186	1,336
Amortization of mortgage servicing rights	44	51
Amortization of deferred loan origination fees	(118)	(81)
Deferred income taxes	(43)	143
Net gains on sale of loans	(218)	(193)
Proceeds from sale of loans in the secondary market	5,707	6,070
Origination of loans for sale in the secondary market	(5,489)	(5,877)
Amortization expense of stock benefit plan	94	95
Provision for impairment on foreclosed assets held for sale	34	37
Loss on sale of foreclosed assets held for sale	6	106
Loss on sale of premises and equipment	—	2
Increase in value of bank-owned life insurance	(273)	(272)
Changes in
Accrued interest receivable	3	5
Other assets	188	(454)
Interest payable and other liabilities	453	(298)
Net cash provided by operating activities	4,856	4,083
Investing Activities
Purchases of available-for-sale securities	(3,475)	(12,971)
Purchase of held-to-maturity securities	(1,698)	(1,637)
Proceeds from maturities, calls and paydowns of available-for- sale securities	26,365	24,177
Proceeds from maturities and paydowns of held-to-maturity securities	393	282
Net change in loans	(39,526)	(28,914)
Purchase of premises and equipment	(428)	(427)
Proceeds from the sale of foreclosed assets	90	330
Net cash used in investing activities	$(18,279)	$(19,160)

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2016 and 2015
(In thousands)

	2016	2015
Financing Activities
Net change in deposits	$21,306	$13,505
Net change in other short-term borrowings	1,640	(1,394)
Proceeds from Federal Home Loan Bank advances	18,675	30,562
Repayments of Federal Home Loan Bank advances	(21,675)	(26,000)
Advances by borrowers for taxes and insurance	66	105
Dividends on common stock	(989)	(990)
Treasury stock purchases	—	(338)
Net cash provided in financing activities	19,023	15,450
Increase in Cash and Cash Equivalents	5,600	373
Cash and Cash equivalents, Beginning of period	11,156	10,783

Cash and Cash equivalents, End of period	$16,756	$11,156
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$2,081	$1,974

Federal income taxes paid	$550	$350

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Transfers from loans to foreclosed assets held for sale	$118	$308

Recognition of mortgage servicing rights	$82	$88

Dividends payable	$250	$250

See Notes to Consolidated Financial Statements

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The revenues, operating income and assets are almost exclusively derived from banking. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Customers are mainly located in Wayne, Holmes, Ashland, Medina and Stark Counties, and include a wide range of individuals, businesses and other organizations. The Company has historically conducted its business through its main office in Wooster, Ohio.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to- maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss). For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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
December 31, 2016 and 2015

impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Premises and Equipment, Net

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. An accelerated method is used for tax purposes. Leasehold improvements are also stated at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Gains and losses on dispositions are included in current operations. No asset impairment was recognized during the years ended December 31, 2016 and 2015.

Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The required investment in the common stock is based on a predetermined formula. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. At December 31, 2016, the FHLB placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

Foreclosed Assets Held for Sale, Net

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

Goodwill

The composition of goodwill is as follows at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Goodwill	$1,719	$1,719

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Pursuant to FASB ASC 350, the Company is required to annually test goodwill for impairment. The Company performs its annual goodwill impairment test as of November 30 each year. The Company’s testing of goodwill in the current year indicated there was no impairment in the carrying value of this asset.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary. With a few exceptions, the Company is no longer subject to tax authorities for years before 2013.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, if any, and are determined using the treasury stock method.

Treasury stock shares and unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities, changes in the funded status of the defined benefit pension plan and the split-dollar life insurance plan.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. The Company’s advertising and marketing expense totaled $275,000 for the year ended December 31, 2016 and $246,000 for year ended December 31, 2015.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2016 financial statement presentation. These reclassifications had no effect on net income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when the control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 2: Restriction on Cash and due from banks

The Company is required to maintain reserve funds in cash, and or, on deposit with the Federal Reserve Bank. The reserve required at December 31, 2016, was $2.6 million.

Note 3:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2016:
U.S. government agencies	$11	$—	$—	$11
Mortgage-backed securities of government-sponsored entities	58,797	399	582	58,614
Private-label collateralized mortgage obligations	41	—	1	40
State and political subdivisions	11,698	402	56	12,044
Totals	$70,547	$801	$639	$70,709

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2015:
U.S. government agencies	$101	$—	$—	$101
Mortgage-backed securities of government-sponsored entities	75,972	662	530	76,104
Private-label collateralized mortgage obligations	274	3	—	277
State and political subdivisions	18,224	677	36	18,865
Totals	$94,571	$1,342	$566	$95,347

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2016:
U.S. government agencies	$21	$—	$—	$21
Mortgage-backed securities of government-sponsored entities	704	7	—	711
State and political subdivisions	8,834	12	239	8,607
Totals	$9,559	$19	$239	$9,339

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2015:
U.S. government agencies	$82	$—	$—	$82
Mortgage-backed securities of government-sponsored entities	1,052	5	—	1,057
State and political subdivisions	7,173	29	136	7,066
Totals	$8,307	$34	$136	$8,205

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
Within one year	$1,189	$1,212	$—	$—
One to five years	4,023	4,244	2,056	2,044
Five to ten years	4,557	4,628	2,906	2,831
After ten years	1,940	1,971	3,893	3,753
	11,709	12,055	8,855	8,628

Mortgage-backed securities of government-sponsored entities	58,797	58,614	704	711
Private-label collateralized mortgage obligations	41	40	—	—

Totals	$70,547	$70,709	$9,559	$9,339

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The carrying value of securities pledged as collateral, to secure public deposits, customer repurchase agreements and for other purposes, was $43.7 million and $55.3 million at December 31, 2016 and 2015, respectively.

There were no sales of available-for-sale or held-to-maturity investments during the years ended December 31, 2016 and 2015, and there were no transfers between categories.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2016 and 2015 was $49.8 million and $53.8 million, which represented approximately 62% and 52%, respectively, of the Company’s aggregate fair market value of the available-for-sale and held-to-maturity investment portfolios. These declines resulted primarily from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary at December 31, 2016.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The unrealized losses on the Company’s investments in mortgage-backed securities of government-sponsored entities, private-label mortgage obligations and municipal securities were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government- sponsored entities	$32,810	$409	$7,978	$173	$40,788	$582
Private-label collateralized mortgage obligations	—	—	40	1	40	1
State and political subdivisions	8,087	204	929	91	9,016	295
Total temporarily impaired securities	$40,897	$613	$8,947	$265	$49,844	$878

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government- sponsored entities	$32,930	$269	$14,560	$261	$47,490	$530
State and political subdivisions	3,756	50	2,515	122	6,271	172
Total temporarily impaired securities	$36,686	$319	$17,075	$383	$53,761	$702

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2016	2015
	(In thousands)
One-to-four family residential	$193,424	$179,732
Multi-family residential	11,425	12,474
Construction	2,744	6,177
Nonresidential real estate and land	107,788	86,470
Commercial	23,215	18,031
Consumer and other	2,193	1,904
	340,789	304,788
Less:
Undisbursed portion of loans in process	4,719	8,065
Deferred loan origination fees	747	765
Allowance for loans losses	3,040	2,837
Total loans	$332,283	$293,121

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of December 31, 2016 and 2015:

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$2,837
Provision(credit) charged to expense	213	(19)	166	5	365
Losses charged off	(81)	(83)	—	(1)	(165)
Recoveries	1	—	2	—	3
Ending balance	$1,479	$1,108	$447	$6	$3,040
Allowance Balances:
Individually evaluated for impairment	$323	$151	$184	$—	$658
Collectively evaluated for impairment	$1,156	$957	$263	$6	$2,382
Loan Balances:
Ending balance:	$193,424	$121,957	$23,215	$2,193	$340,789
Individually evaluated for impairment	$1,527	$1,067	$547	$—	$3,141
Collectively evaluated for impairment	$191,897	$120,890	$22,668	$2,193	$337,648

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$1,533	$885	$343	$8	$2,769
Provision (credit) charged to expense	924	325	(65)	(9)	1,175
Losses charged off	(1,158)	—	—	—	(1,158)
Recoveries	47	—	1	3	51
Ending balance	$1,346	$1,210	$279	$2	$2,837
Allowance Balances:
Individually evaluated for impairment	$506	$13	$33	$—	$552
Collectively evaluated for impairment	$840	$1,197	$246	$2	$2,285
Loan Balances:
Ending balance:	$179,732	$105,121	$18,031	$1,904	$304,788
Individually evaluated for impairment	$2,789	$1,061	$33	$—	$3,883
Collectively evaluated for impairment	$176,943	$104,060	$17,998	$1,904	$300,905

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2016 and 2015:

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$189,975	$119,503	$22,427	$2,193
Special Mention (Risk 5)	—	—	—	—
Substandard (Risk 6)	3,449	2,454	788	—
Total	$193,424	$121,957	$23,215	$2,193

December 31, 2015	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$172,617	$100,961	$17,893	$1,904
Special Mention (Risk 5)	1,406	1,881	105	—
Substandard (Risk 6)	5,709	2,279	33	—
Total	$179,732	$105,121	$18,031	$1,904

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The following tables present the Bank’s loan portfolio aging analysis as of December 31, 2016 and 2015:

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
One-to-four family residential loans	$442	$419	$959	$1,820	$191,604	$193,424
All other mortgage loans	—	—	63	63	121,894	121,957
Commercial business loans	16	—	22	38	23,177	23,215
Consumer loans	8	—	—	8	2,185	2,193
Total	$466	$419	$1,044	$1,929	$338,860	$340,789

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
One-to-four family residential loans	$516	$329	$903	$1,748	$177,984	$179,732
All other mortgage loans	298	—	209	507	104,614	105,121
Commercial business loans	68	—	—	68	17,963	18,031
Consumer loans	—	—	—	—	1,904	1,904
Total	$882	$329	$1,112	$2,323	$302,465	$304,788

There were no loans that were past due 90 days or greater that were still accruing at December 31, 2016, or at December 31, 2015.

Non-accrual loans were comprised of the following at December 31, 2016 and 2015:

Non-accrual loans	2016	2015
	(In thousands)
One-to-four family residential loans	$1,473	$1,733
Nonresidential real estate loans	85	208
All other mortgage loans	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total	$1,558	$1,941

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2016, the Company had $1.5 million of residential mortgages, $1.0 million of nonresidential mortgages and $511,000 of commercial loans that were modified in troubled debt restructurings. Included in these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $776,000 in residential mortgage loans, nonresidential real estate and land loans of $1.0 million and commercial loans of $511,000 at December 31, 2016.

The following tables present impaired loans as of and for the years ended December 31, 2016 and 2015:

December 31, 2016	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific Valuation allowance
One-to-four family residential loans	$1,121	$1,189	$—	$1,019	$37
All other mortgage loans	226	226	—	838	19
Commercial business loans	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	406	406	323	622	—
All other mortgage loans	841	841	151	335	49
Commercial business loans	547	547	184	168	1

Total:
One-to-four family residential loans	$1,527	$1,595	$323	$1,641	$37
All other mortgage loans	1,067	1,067	151	1,173	68
Commercial business loans	547	547	184	168	1
	$3,141	$3,209	$658	$2,982	$106

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The following tables present information regarding newly classified troubled debt restructurings by class for the years ended December 31, 2016 and 2015.

Troubled Debt Restructurings	Number of loans	Pre-modification Unpaid Principal Balance	Post-modification Unpaid Principal Balance
		(dollars in thousands)
December 31, 2016
One-to-four family residential loans	8	$406	$406
Commercial business loans	4	508	508
Total	12	$914	$914

December 31, 2015
One-to-four family residential loans	1	$17	$17

All the above TDR classifications occurred as concessions were granted to borrowers experiencing financial difficulties. These concessions may include a reduction in the stated rate, an interest rate that is below market interest rates for similar debt, an extension of the maturity date or delaying principal payments through interest only payments. Each TDR has been individually

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the year ended December 31, 2016 or the year ended December 31, 2015. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted unless the TDR terms indicate annual repayments.

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to, through a formal foreclosure process, or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure, or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$2	$14

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$97	$171

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Land and improvements	$1,799	$1,799
Office buildings and improvements	8,072	8,027
Furniture, fixtures and equipment	5,239	4,890
Leasehold improvements	350	350
	15,460	15,066
Less accumulated depreciation	9,040	8,403
Total	$6,420	$6,663

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 6:	Loan Servicing

The Company has recognized servicing rights for residential mortgage loans sold with servicing retained. Residential mortgage loans serviced for others are subject to credit, prepayment and interest rate risks.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $36.9 million and $34.9 million at December 31, 2016 and 2015, respectively. Contractually specified servicing fees, late fees and ancillary fees of approximately $40,000 and $30,000 are included in loan servicing fees in the consolidated statements of income at December 31, 2016 and 2015, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $345,000 and $313,000 at December 31, 2016 and 2015, respectively.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. Servicing assets are included in other assets on the consolidated balance sheets.

Activity in the balance of servicing assets was as follows at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Carrying amount, beginning of period	$369	$332
Additions
Servicing obligations that result from transfers of financial assets	82	88
Subtractions
Amortization	44	51
	$407	$369

The fair value of servicing rights subsequently measured using the amortization method was as follows:

Fair value, beginning of period	$404	$367
Fair value, end of period	$444	$404

Note 7:	Interest-bearing Time Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $14.7 million at December 31, 2016, and $17.9 million at December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

At December 31, 2016, the scheduled maturities of time deposits are as follows:

Due during the year ending December 31,	(In thousands)

2017	$57,605
2018	21,649
2019	14,115
2020	16,644
2021	7,758
Thereafter	13,720
$131,491

Note 8:	Other Short-Term Borrowings

Short-term borrowings included the following at December 31, 2016 and 2015:

	2016	2015
	(In thousands)

Other Short-term borrowings	$7,246	$5,606

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by available-for-sale securities and such collateral is held by the Bank. The maximum amount of outstanding agreements at any month end during the years ended December 31, 2016 and 2015 totaled $7.2 million for both periods, and the average daily balance totaled $6.0 million and $6.4 million for years ended December 31, 2016 and 2015, respectively. These short-term borrowings were collateralized by $9.1 million, and $7.0 million of Mortgage-backed securities of government-sponsored entities at December 31, 2016 and 2015 respectively. The agreements at December 31, 2016, mature daily.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 9:	Federal Home Loan Bank Advances

At December 31, 2016, advances from the Federal Home Loan Bank were as follows:

Interest Rate Range	Maturing year ending December 31,	Amount
		(In thousands)
0.97% - 1.42%	2017	$6,000
1.30% - 1.33%	2018	6,000
1.47% - 1.55%	2019	6,000
		$18,000

The Federal Home Loan Bank advances are secured by mortgage loans totaling $140.5 million at December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Additionally, as a member of the Federal Home Loan Bank system at December 31, 2016, the Bank had the ability to obtain up to $100.0 million in additional borrowings. Borrowings from the FHLB are secured by a blanket pledge of the one-to-four family residential real estate loan portfolio. The Bank’s borrowing capacity can be further increased by the pledge of additional collateral, including additional types of loans from the Bank’s loan portfolio and unpledged investment securities.

At December 31, 2016, the Bank had a cash management line of credit with the Federal Reserve Bank in the amount of $18.7 million, none of which was drawn. The Bank had approximately $18.8 million of state and political subdivision bonds pledged as collateral for this line of credit.

Note 10:	Income Taxes

The provision for income taxes includes the following components at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Taxes currently payable	$751	$270
Deferred income taxes	(43)	143
Income tax expense	$708	$413

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2016	2015
	(In thousands)
Computed at the statutory rate (34%)	$972	$668
Increase (decrease) resulting from
Tax-exempt interest	(196)	(223)
Earnings on bank-owned life insurance	(101)	(100)
Other	33	68
Actual tax expense	$708	$413

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were as follows:

	2016	2015
	(In thousands)
Deferred tax assets
Deferred loan origination fees	$254	$260
Allowance for loan losses	1,034	965
Real estate owned valuation	3	2
Pension adjustment	255	368
Reserve for uncollected interest	197	182
Benefit plan expenses	115	97
AMT credit carryover and low income housing credit	—	12
Total deferred tax assets	1,858	1,886

Deferred tax liabilities
Prepaid pension	(154)	(221)
Federal Home Loan Bank stock dividends	(1,023)	(1,023)
Book/tax depreciation differences	(541)	(560)
Financed loan fees	(130)	(129)
Unrealized gains on securities available-or-sale	(55)	(264)
Mortgage servicing rights	(139)	(125)
Total deferred tax liabilities	(2,042)	(2,322)

Net deferred tax liability	$(184)	$(436)

Prior to fiscal 1997, the Company was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. This cumulative percentage of earnings bad debt deduction totaled approximately $2.7 million as of December 31, 2016. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $918,000 at December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 11:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity as of December 31, are as follows:

	2016	2015
	(In thousands)
Gross unrealized gain on securities available-for-sale	$162	$777
Gross unrealized loss for unfunded status of split-dollar life insurance plan liability (tax free)	(131)	(89)
Gross unrealized loss for unfunded status of defined benefit plan liability	(750)	(1,083)
	(719)	(395)
Tax effect	200	104
Net-of-tax amount	$(519)	$(291)

Note 12:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016, that the Bank met all capital adequacy requirements to which it is subject.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

As of December 31, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2016 that management believes have changed the Bank’s capital classification. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will be required to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented. Management opted out of the accumulated other comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will be required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Tier I Capital to average assets	$38,133	8.5%	$17,850	4.0%	$22,313	5.0%
Tier 1 Common equity capital to risk-weighted assets	38,133	13.0%	13,159	4.5%	19,007	6.5%
Tier I Capital to risk-weighted assets	38,133	13.0%	17,545	6.0%	23,393	8.0%
Total Risk-based capital to risk-weighted assets	41,176	14.1%	23,393	8.0%	29,241	10.0%

As of December 31, 2015
Tier I Capital to average assets	$37,524	8.8%	$17,092	4.0%	$21,365	5.0%
Tier 1 Common equity capital to risk-weighted assets	37,524	13.4%	12,645	4.5%	18,265	6.5%
Tier I Capital to risk-weighted assets	37,524	13.4%	16,860	6.0%	22,480	8.0%
Total Risk-based capital to risk-weighted assets	40,361	14.4%	22,480	8.0%	28,099	10.0%

Note 13:	Related Party Transactions

At December 31, 2016 and 2015, the Bank had loans outstanding to executive officers, directors, and their affiliates (related parties). In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Such loans are summarized below.

	2016	2015
	(In thousands)
Aggregate balance – Beginning of period	$319	$400
New loans	—	9
Repayments and reclassifications	(206)	(90)
Aggregate balance – End of period	$113	$319

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The loan reclassification during 2016 includes a loan from a former employee. The loan continues to be outstanding and performing.

Deposits from related parties held by the Bank at December 31, 2016, and 2015, totaled $449,000 and $386,000, respectively.

The Bank paid legal fees to a law firm of which a director of the Company is a member. The amounts paid totaled approximately $14,000 and $8,000 for the years ended December 31, 2016 and December 31, 2015, respectively.

The Bank leases an in-store retail branch from a corporation in which a director of the Company holds an interest. The current five year lease provides for renewal options through April 30, 2021. Rental expense for this lease was $29,000 for both years ended December 31, 2016 and December 31, 2015, respectively.

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

The Company expects to contribute approximately $30,000 to the plan during 2017.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2016	2015
	(In thousands)
Change in benefit obligation
Beginning of year	$2,153	$2,221
Interest cost	92	86
Actuarial gain	(26)	(112)
Benefits paid	(39)	(38)
Settlements	(463)	(4)
End of year	1,717	2,153

Change in fair value of plan assets
Beginning of year	1,722	1,590
Actuarial return on plan assets	114	(11)
Employer contribution	87	185
Benefits paid	(39)	(38)
Settlements	(463)	(4)
End of year	1,421	1,722
Funded status at end of year	$(296)	$(431)

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of the following at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Net loss	$(750)	$(1,083)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is approximately $61,000.

The accumulated benefit obligation for the defined benefit pension plan was $1.7 million, and $2.2 million at December 31, 2016 and 2015, respectively.

	2016	2015
	(In thousands)
Components of net periodic benefit cost
Internal cost	$92	$86
Expected return on plan assets	(107)	(99)
Amortization of net loss	98	105
Settlement charge	202	—
Net periodic benefit cost	$285	$92

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

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through an investment in equity securities. The target asset allocation percentages for 2016 are as follows:

SMID-Cap stocks	30-70%
Fixed income investments	30-70%
Cash	0-15%

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

At December 31, 2016 and 2015, the fair value of plan assets as a percentage of the total was invested in the following:

	2016	2015
Equity Securities	61%	60%
Debt securities	37%	39%
Cash and cash equivalents	2%	1%
	100%	100%

Benefit payments expected to be paid from the plan as of December 31, 2016 are as follows:

(In thousands)
2017	$52
2018	62
2019	78
2020	86
2021	88
Thereafter	491
$857

Significant assumptions include the following as of December 31, 2016 and 2015:

	Pension Benefits
	2016	2015
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.14%	4.95%
Rate of compensation increase (frozen)	N/A	N/A
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.34%	4.95%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase (frozen)	N/A	N/A

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The fair value of the Company’s pension plan assets, and the related investment references, at December 31, 2016, and 2015 by asset category are as follows:

December 31, 2016		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds-Equity	(In thousands)
Large Cap Value (a)	$86	$86	$—	$—
Large Cap Core (b)	114	114	—	—
Mid Cap Core (c)	100	100	—	—
Small-Cap Core (d)	52	52	—	—
International Core (e)	208	208	—	—
Large Cap Growth (f)	158	158	—	—
Small/Midcap Growth (g)	55	55	—	—
Mutual funds-Fixed Income
Fixed Income-Core Plus (h)	398	398	—	—
Intermediate Duration (i)	134	134	—	—
Common/Collective Trusts- Equity
Large Cap Value (j)	90	—	90	—
Cash
Money Market (k)	26	26	—	—
Total	$1,421	$1,331	$90	$—
(a)	This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(b)	This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(c)	This category contains stocks of the MSCI U.S. Mid Cap 450 index Index. The stocks are maintained in approximately the same weightings as the index.
(d)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(e)	This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed emerging countries.
(f)	This category consists of two mutual funds, one which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.
(g)	This category seeks capital appreciation through investments in common stock of small-capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.
(h)	This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment grade fixed income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that Index. The third fund targets investments of 50% or more in mortgage-backed securities guaranteed by the US government and its agencies.
(i)	This category consists of a mutual fund which invest in a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.
(j)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(k)	This category consists of a money market fund and is used for liquidity purposes.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

December 31, 2015		Fair Value Measurements Using
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Mutual funds-Equity
Large Cap Value (a)	$96	$96	$—	$—
Large Cap Core (b)	132	132	—	—
Mid Cap Core (c)	118	118	—	—
Small-Cap Core (d)	57	57	—	—
International Core (e)	271	271	—	—
Large Cap Growth (f)	205	205	—	—
Small/Midcap Growth (g)	60	60	—	—
Mutual funds-Fixed Income
Fixed Income-Core Plus (h)	501	501	—	—
Intermediate Duration (i)	166	166	—	—
Common/Collective Trusts-Equity
Large Cap Value (j)	91	—	91	—
Cash
Money Market	25	25	—	—
Total	$1,722	$1,631	$91	$—

(a)	This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(b)	This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(c)	This category contains stocks of the MSCI U.S. Mid Cap 450 index Index. The stocks are maintained in approximately the same weightings as the index.
(d)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(e)	This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed emerging countries.
(f)	This category consists of two mutual funds, one which invests primarily of large U.S. – based growth companies, the other in fast-growing large cap growth companies with sustainable franchises and positive price momentum.
(g)	This category seeks capital appreciation through investments in common stock of small-capitalization companies, defined as those with a total market value of no more than $2 billion at the time the fund first invests in them.
(h)	This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment grade fixed income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that Index. The third fund targets investments of 50% or more in mortgage--backed securities guaranteed by the US government and its agencies.
(i)	This category consists of a mutual fund which invest in a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.
(j)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2016	2015
	(In thousands)
Change in benefit obligation
Beginning of year	$879	$901
Service cost	8	7
Interest cost	37	37
Loss /(Gain)	34	(44)
Benefits Paid	(25)	(22)
End of year	$933	$879

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of:

	2016	2015
	(In thousands)
Prior service cost	$69	$83
Net loss(gain)	62	6

The accumulated benefit obligation for the split-dollar benefit plan was $933,000 and $879,000 at December 31, 2016 and 2015, respectively.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The estimated net gain for the split-dollar plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $43,000.

	2016	2015
	(In thousands)
Components of net periodic benefit cost
Service cost	$8	$7
Interest cost	37	37
(Gain)/Loss recognized	(22)	98
Prior service cost	14	14
Net periodic benefit cost	$37	$156

The retiree accrued liability expected to be reversed from the plan as of December 31, 2016 is as follows:

(In thousands)
2017	$28
2018	31
2019	33
2020	37
2021	43
Thereafter	300
$472

Significant assumptions for the split-dollar plan liability include the following as of December 31, 2016 and 2015:

	2016	2015
Weighted-average assumptions used to determine benefit cost obligation:
Discount rate	4.14%	4.34%
Rate of compensation increase	1.50%	1.50%
Weighted-average assumptions used to determine benefit cost:
Discount rate	4.14%	4.34%
Rate of compensation increase	1.50%	1.50%

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

ESOP expense was approximately $109,000 for both years ended December 31, 2016 and December 31, 2015.

Share information for the ESOP is as follows at December 31, 2016 and 2015:

	2016	2015
Allocated shares	135,999	128,993
Unearned shares	27,266	34,272
Total ESOP shares	163,265	163,265

Fair value of unearned shares at end of period	$449,889	$452,733

At December 31, 2016, the fair value of the 135,999 allocated shares held by the ESOP was approximately $2.2 million.

In addition to the defined benefit plan and ESOP, the Company has a 401(k) plan covering substantially all employees. The Company’s 401(k) matching percentage was 100% of the first 4% contributed by the employee and 50% of the employees’ next 2% of contributions. Expense related to the 401(k) plan totaled approximately $154,000 and $148,000 for the years ended December 31, 2016 and December 31, 2015, respectively.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 15:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2016
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$2,246
Basic earnings per share
Income available to common stockholders		2,747,586	$0.82
Income available to common stockholders and assumed conversions	$2,246	2,747,586	$0.82

	Year Ended December 31, 2015
	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands)
Net income	$1,647
Basic earnings per share
Income available to common stockholders		2,751,776	$0.60
Income available to common stockholders and assumed conversions	$1,647	2,751,776	$0.60

There were no dilutive securities or stock options outstanding at December 31, 2016 or December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and December 31, 2015:

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
U.S. government agencies	$11	$—	$11	$—
Mortgage-backed securities of government- sponsored entities	58,614	—	58,614	—
Private-label collateralized mortgage obligations	40	—	40	—
State and political subdivisions	12,044	—	12,044	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
U.S. government agencies	$101	$—	$101	$—
Mortgage-backed securities of government- sponsored entities	76,104	—	76,104	—
Private-label collateralized mortgage obligations	277	—	277	—
State and political subdivisions	18,865	—	18,865	—

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
December 31, 2016 and 2015

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and December 31, 2015.

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Collateral-dependent impaired loans	$1,053	$—	$—	$1,053
Foreclosed assets	2	—	—	2

December 31, 2015
Collateral-dependent impaired loans	$292	$—	$—	$292
Foreclosed assets	5	—	—	5

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2016 and December 31, 2015, in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
December 31, 2016
Collateral-dependent impaired loans	$1,053	Market Comparable Properties and specialized equipment discounts	discounts	25%
Foreclosed assets	2	Expected selling price	Selling Costs	10%

December 31, 2015
Collateral-dependent impaired loans	$292	Market Comparable Properties, less delinquent real estate taxes	N/A	N/A
Foreclosed assets	5	Estimated Selling Price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at December 31, 2016 as compared to December 31, 2015.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Financial assets
Cash and cash equivalents	$16,756	$16,756	$—	$—
Held-to-maturity securities	9,559	—	9,339	—
Loans, net of allowance for loan losses	332,283	—	—	341,999
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,146	—	1,146	—

Financial liabilities
Deposits	383,733	47,946	306,291	—
Other short-term borrowings	7,246	—	7,246	—
Federal Home Loan Bank advances	18,000	—	17,938	—
Advances from borrowers for taxes and insurance	1,306	—	1,306	—
Interest payable	29	—	29	—

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at December 31, 2016 and 2015.

Note 17:	Commitments and Credit Risk

Total commercial and commercial real estate loans comprised 41% and 38%, respectively, of the loan portfolio for the years ended December 31, 2016 and December 31, 2015, with substantially all of these loans secured by commercial real estate and business assets mainly located in Ohio. Installment loans account for approximately 1% of the loan portfolio for both years ended December 31, 2016 and 2015. These loans are secured by consumer assets including automobiles, which account for 38% and 49%, respectively, of the installment loan portfolio. Residential one-to-four family real estate loans comprise 58% and 61% of the loan portfolio at December 31, 2016 and 2015, respectively, and primarily include first mortgage loans on residential properties and home equity lines of credit. Included in cash and due from banks as of the years ended December 31, 2016 and 2015, is $2.3 million and $2.6 million respectively of uninsured deposits in the form of branch cash on hand.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

At December 31, 2016 and 2015 the Company had outstanding commitments to originate fixed-rate loans aggregating approximately $1.6 million and $2.1 million respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of one year. Total mortgage loans in the process of origination amounted to approximately $3.1 million and $4.5 million at December 31, 2016 and 2015, respectively.

The Company had undisbursed amounts of nonresidential real estate and land loans of $3.0 million and commercial loans of $3,000 at December 31, 2016. The Company had undisbursed amounts of nonresidential real estate and land loans of $4.2 million and commercial loans of $291,000 at December 31, 2015.

The Company had unused extensions of credit totaling $7.8 million at both December 31, 2016, and 2015, related to consumer loans.

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

The Company had outstanding standby letters of credit totaling $361,000 at December 31, 2016, and $407,000 at December 31, 2015, with terms not exceeding eleven months. At both December 31, 2016 and 2015, the Company had no deferred revenue under standby letter of credit agreements.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

At December 31, 2016, the Company had granted unused lines of credit to borrowers aggregating approximately $20.2 million and $20.8 million for commercial lines and open-end consumer lines, respectively. At December 31, 2015, the Company had granted unused lines of credit to borrowers aggregating approximately $17.1 million and $19.4 million for commercial lines and open-end consumer lines, respectively.

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

Year ending	(In thousands)

2017	$60
2018	54
2019	28
2020	28
2021	9
Total	$179

The Company incurred rental expense under operating leases totaling approximately $60,000 for the years ended December 31, 2016 and December 31, 2015.

There were no other material commitments or contingencies at December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

FASB ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016. The amendments in this Update make targeted improvements to generally accepted accounting principles, and address certain aspects of recognition, measurement, presentation, and disclosure of financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except as specifically stated, early adoption of the amendments in this Update are not permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements, however the Company is no longer required to disclose the method and assumptions used to estimate the fair value of financial instruments measured at amortized cost.

FASB ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20), was issued in March 2016. The amendments in this Update apply to entities that offer certain prepaid stored-value products, including prepaid gift cards, prepaid telecommunication cards, and travelers checks. The amendments in this Update contain specific guidance for the derecognition of pre-paid stored value product liabilities and are an improvement to GAAP because they specify how pre-paid stored-value product liabilities with the Update’s scope should be derecognized. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. This standard is not expected to have a material impact on the Company’s consolidated financial statements, as the Company does not currently have any liabilities related to stored value cards.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued in June 2016. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this Update are allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this Update. The Company is studying the implications of this update, including following evolving regulatory and industry guidance, and gathering additional detailed historical data. The effect of this Update on the Company’s financial statements is not known at this time.

FASB ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The amendments in this Update provide guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This Update addresses eight specific cash flow issues with the objective of reducing the diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, as the Company has limited exposure to those cash flow items included in the Update.

FASB ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, was issued in November 2016. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, however the cash flow presentation will be expanded to include the activity related to restricted cash, or required cash reserve balances upon adoption.

FASB ASU 2016-19, Technical Corrections and Improvements, was issued in December 2016. The amendments in this Update cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of several categories including, amendments related to

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, as the Company has limited exposure and disclosures relating to those items included in this Update.

FASB ASU 2017-01, Business Combinations, (Topic 805), Clarifying the Definition of a Business, was issued in January 2017. The amendments in this Update clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update should be applied to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this Update should be applied prospectively on or after the effective date. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, as the Company historically has experienced minimal acquisitions or disposals, if any.

FASB ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), Amendments to SEC paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings, was issued in January 2017. The amendments in this Update provide guidance on the disclosures required regarding the reporting and financial statement impact of recently issued but not yet adopted standards. The Changes and Corrections in this Update are effective upon release. The amendments in this update will require the Company to provide increased disclosure with respect to adopting current and future accounting Updates.

FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, was issued in January 2017. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The amendments in this Update should be adopted for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment performed on testing dates after January 1, 2017. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 19:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company at December 31, 2016 and 2015:

Condensed Balance Sheets

	2016	2015
	(In thousands)
Assets
Cash and due from banks	$1,358	$522
Notes receivable from the Bank	362	444
Investment in the Bank	39,332	38,952
Prepaid expenses and other assets	247	250
Total assets	$41,299	$40,168

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$271	$263

Stockholders’ equity
Common stock and additional paid-in capital	36,439	36,415
Retained earnings	22,317	21,060
Shares acquired by ESOP	(273)	(343)
Treasury stock – at cost	(16,936)	(16,936)
Accumulated other comprehensive income	(519)	(291)
Total stockholders’ equity	41,028	39,905

Total liabilities and stockholders’ equity	$41,299	$40,168

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Condensed Statements of Income and Comprehensive Income

	2016	2015
	(In thousands)
Operating Income
Interest income	$27	$32
Dividends from the Bank	1,907	1,244
Total operating income	1,934	1,276

Noninterest Expense	273	252

Earnings before Federal Income Tax Benefits and equity in undistributed income of the Bank	1,661	1,024

Federal Income Tax Benefits	(84)	(75)
Income before equity in undistributed income of the Bank	1,745	1,099

Equity in undistributed income of the Bank	501	548

Net Income	$2,246	$1,647

Total Comprehensive income	$2,018	$1,136

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Condensed Statements of Cash Flows

	2016	2015
	(In thousands)
Operating Activities
Net income	$2,246	$1,647
Items not requiring (providing) cash
Equity in undistributed net income of the Bank	(501)	(548)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(10)	(10)
Accrued expenses and other liabilities	8	(25)
Net cash provided by operating activities	1,743	1,064

Investing Activities
Repayment of ESOP loan	82	81
Net cash provided by investing activities	82	81

Financing Activities
Payment of dividends on common stock	(989)	(990)
Purchase of treasury stock	—	(338)
Net cash used in financing activities	(989)	(1,328)

Net Change in Cash and Cash Equivalents	836	(183)

Cash and Cash Equivalents at Beginning of Period	522	705

Cash and Cash Equivalents at End of Period	$1,358	$522

Index

Wayne Savings Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 20:	Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly results of operations for the years ended December 31, 2016 and December 31, 2015:

	Three months Ended
Year Ended December 2016:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,841	$3,826	$3,953	$3,931
Total interest expense	493	518	534	525
Net interest income	3,348	3,308	3,419	3,406
Provision (credit) for loan losses	(67)	11	208	213
Noninterest income	452	555	523	466
Noninterest expense	2,908	2,950	3,024	3,276
Income before income taxes	959	902	710	383
Federal income tax expense	252	228	160	68
Net income	$707	$674	$550	$315
Earnings per share
Basic and diluted	$0.26	$0.24	$0.20	$0.12

	Three months Ended
Year Ended December 2015:	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)

Total interest income	$3,558	$3,588	$3,627	$3,726
Total interest expense	486	503	480	498
Net interest income	3,072	3,085	3,147	3,228
Provision for loan losses	233	481	357	104
Noninterest income	431	443	538	478
Noninterest expense	2,703	2,782	2,879	2,823
Income before income taxes	567	265	449	779
Federal income tax expense	127	22	77	187
Net income	$440	$243	$372	$592
Earnings per share
Basic and diluted	$0.16	$0.09	$0.13	$0.22

Index

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.	Controls and Procedures

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded that the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule13a-15(f), as of December 31, 2016.

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

/s/ David L. Lehman	/s/ Myron Swartzentruber
David L. Lehman	Myron Swartzentruber
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 16, 2017	March 16, 2017

Index
ITEM 9B.	Other Information

Not Applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 25, 2017, (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission on or about April 24, 2017.

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

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 9, 2013 (SEC file number 0-23433))

4.0	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4 of the Form SB-2 Registration Statement filed with the SEC on September 18, 2001 (SEC file number 333-69600))
10.2*	[reserved])
10.3	[reserved]
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

Beckler)

10.7 *	Group Term Carve-Out Plan for Senior Vice President and Above Agreement (incorporated herein by reference to Exhibit 10.7 of the Form 10-Q filed with the SEC on May 10, 2013 (SEC file number 0-23433))
10.8 *	Summary of Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.8 of the Form 10-Q filed with the SEC on May 10, 2013 (SEC file number 0-23433))

21.0	Subsidiaries of Registrant (included in Item 1 – "Business" and incorporated herein by reference)

Index
23.0	Consent of BKD, LLP (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer (filed herewith)
32.0	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)
101	Interactive financial data (XBRL) (furnished herewith)

*       management contract or compensatory plan or arrangement

ITEM 16.	Form 10-K Summary

Not applicable

________________________

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYNE SAVINGS BANCSHARES, INC.

Date: March 16, 2017	By:	/s/David L. Lehman
David L. Lehman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/David L. Lehman	By:	/s/Myron Swartzentruber
	David L. Lehman, President		Myron Swartzentruber, Senior Vice
	and Chief Executive Officer and Director		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)

Date:	March 16, 2017	Date:	March 16, 2017

By:	/s/Daniel R. Buehler	By:	/s/Peggy J. Schmitz
	Daniel R. Buehler, Director		Peggy J. Schmitz, Chair

Date:	March 16, 2017	Date:	March 16, 2017

By:	/s/Jonathan Ciccotelli	By:	/s/Glenn W. Miller
	Jonathan Ciccotelli, Director		Glenn W. Miller, Director

Date:	March 16, 2017	Date:	March 16, 2017

By:	/s/Debra A. Marthey
Debra A. Marthey, Director

Date:	March 16, 2017