Form 10-Q
period 2017-03-31
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2017-05-04
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐  Smaller reporting company   ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐                No   ☒

As of April 30, 2017, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$6,429	$10,138
Interest-bearing deposits	4,845	6,618
Cash and cash equivalents	11,274	16,756

Available-for-sale securities	66,497	70,709
Held-to-maturity securities	11,343	9,559
Loans, net of allowance for loan losses of $3,044 and $3,040 at March 31, 2017 and December 31, 2016, respectively	334,076	332,283
Premises and equipment	6,269	6,420
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	—	2
Accrued interest receivable	1,309	1,146
Bank-owned life insurance	9,893	9,827
Goodwill	1,719	1,719
Prepaid federal income taxes	163	264
Other assets	1,848	1,880
Total assets	$448,617	$454,791

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$108,171	$111,213
Savings and money market	145,203	141,029
Time	124,884	131,491
Total deposits	378,258	383,733
Other short-term borrowings	7,259	7,246
Federal Home Loan Bank advances	18,000	18,000
Deferred federal income taxes	182	184
Interest payable and other liabilities	3,519	4,600
Total liabilities	407,218	413,763
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,054	36,041
Retained earnings	22,640	22,317
Shares acquired by ESOP	(256)	(273)
Accumulated other comprehensive loss	(501)	(519)
Treasury stock, at cost: Common: 1,196,892 shares at March 31, 2017 and December 31, 2016.	(16,936)	(16,936)
Total stockholders’ equity	41,399	41,028
Total liabilities and stockholders’ equity	$448,617	$454,791

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest and Dividend Income
Loans	$3,439	$3,169
Securities	482	628
Dividends on Federal Home Loan Bank stock and other	56	44
Total interest and dividend income	3,977	3,841

Interest Expense
Deposits	445	421
Other short-term borrowings	3	2
Federal Home Loan Bank advances	60	70
Total interest expense	508	493

Net Interest Income	3,469	3,348
Provision (Credit) for Loan Losses	27	(67)
Net Interest Income After Provision (Credit) for Loan Losses	3,442	3,415
Noninterest Income
Deposit service charges	152	137
Gain on loan sales	33	48
Earnings and amortization on bank-owned life insurance	73	73
Interchange fees	103	96
Other operating	126	98
Total noninterest income	487	452
Noninterest Expense
Salaries and employee benefits	1,724	1,686
Net occupancy and equipment expense	526	527
Federal deposit insurance premiums	46	71
Franchise taxes	91	88
Advertising and marketing	70	69
Legal	191	60
Audit and accounting	110	79
Stockholder expense	76	30
Other	325	298
Total noninterest expense	3,159	2,908
Income Before Federal Income Taxes	770	959
Provision for Federal Income Taxes	199	252
Net Income	$571	$707
Other comprehensive income:
Unrealized gains on available-for-sale securities	71	479
Unrecognized loss on split-dollar life insurance policy	(29)	—
Tax expense	(24)	(163)
Other comprehensive income	18	316
Total comprehensive income	$589	$1,023
Basic and Diluted Earnings Per Share	$0.21	$0.26
Dividends Per Share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$571	$707
Items not requiring (providing) cash
Depreciation and amortization	173	157
Provision (credit) for loan losses	27	(67)
Amortization of premiums and discounts on securities	231	283
Amortization of mortgage servicing rights	11	7
Amortization of deferred loan origination fees	(23)	(36)
Increase in value of bank-owned life insurance	(66)	(67)
Amortization expense of stock benefit plan	30	22
Provision for impairment on foreclosed assets held for sale	2	3
Loss on sale of foreclosed assets held for sale	—	4
Net gain on sale of loans	(33)	(48)
Proceeds from sale of loans in the secondary market	1,689	1,114
Origination of loans for sale in the secondary market	(1,656)	(1,066)
Deferred income taxes	(26)	14
Changes in
Accrued interest receivable	(163)	(199)
Other assets	122	174
Interest payable and other liabilities	(586)	(310)
Net cash provided by operating activities	303	692
Investing Activities
Purchase of held-to-maturity securities	(1,813)	—
Proceeds from maturities and paydowns of available-for-sale securities	4,066	6,291
Proceeds from maturities and paydowns of held-to-maturity securities	16	13
Net change in loans	(1,797)	(13,003)
Purchase of premises and equipment	(22)	(133)
Proceeds from the sale of foreclosed assets	—	70
Net cash provided by (used in) investing activities	$450	$(6,762)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Financing Activities
Net change in deposits	$(5,475)	$3,147
Net change in other short-term borrowings	13	632
Proceeds from Federal Home Loan Bank advances	9,600	13,375
Repayments of Federal Home Loan Bank advances	(9,600)	(13,375)
Advances by borrowers for taxes and insurance	(525)	(482)
Dividends on common stock	(248)	(247)
Net cash (used in) provided by financing activities	(6,235)	3,050
Change in Cash and Cash Equivalents	(5,482)	(3,020)
Cash and Cash Equivalents, Beginning of period	16,756	11,156

Cash and Cash Equivalents, End of period	$11,274	$8,136
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$505	$492
Federal income taxes paid	$100	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$—	$106
Recognition of mortgage servicing rights	$25	$16
Dividends payable	$250	$250

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2016. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in its Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities
March 31, 2017
U.S. government agencies	$9	$—	$—	$9
Mortgage-backed securities of government sponsored entities	54,558	390	477	54,471
State and political subdivisions	11,697	374	54	12,017
Totals	$66,264	$764	$531	$66,497

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2016:
U.S. government agencies	$11	$—	$—	$11
Mortgage-backed securities of government sponsored entities	58,797	399	582	58,614
Private-label collateralized mortgage obligations	41	—	1	40
State and political subdivisions	11,698	402	56	12,044
Totals	$70,547	$801	$639	$70,709

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
March 31, 2017
U.S. government agencies	$16	$—	$—	$16
Mortgage-backed securities of government sponsored entities	693	3	1	695
State and political subdivisions	10,634	15	243	10,406
Totals	$11,343	$18	$244	$11,117

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2016:
U.S. government agencies	$21	$—	$—	$21
Mortgage-backed securities of government sponsored entities	704	7	—	711
State and political subdivisions	8,834	12	239	8,607
Totals	$9,559	$19	$239	$9,339

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$5,213	$5,437	$2,057	$2,051
Five to ten years	4,553	4,622	2,894	2,826
After ten years	1,940	1,967	5,699	5,545
	11,706	12,026	10,650	10,422

Mortgage-backed securities of government sponsored entities	54,558	54,471	693	695
Totals	$66,264	$66,497	$11,343	$11,117

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $40.8 million at March 31, 2017, compared to $43.7 million at December 31, 2016.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2017 and December 31, 2016 was $47.6 million and $49.8 million, which represented approximately 61% and 62%, respectively, of the Company’s total aggregate fair value of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at March 31, 2017.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	March 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$30,327	$351	$7,570	$127	$37,897	$478
State and political subdivisions	8,786	208	929	89	9,715	297
Total temporarily impaired securities	$39,113	$559	$8,499	$216	$47,612	$775

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$32,810	$409	$7,978	$173	$40,788	$582
Private-label collateralized mortgage obligations	—	—	40	1	40	1
State and political subdivisions	8,087	204	929	91	9,016	295
Total temporarily impaired securities	$40,897	$613	$8,947	$265	$49,844	$878

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the term of the loan.

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016:

Three months ended March 31, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,479	$1,108	$447	$6	$3,040
Provision charged to expense	(12)	21	18	—	27
Losses charged off	(23)	—	—	—	(23)
Recoveries	—	—	—	—	—
Ending balance	$1,444	$1,129	$465	$6	$3,044

Three months ended March 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$2,837
Provision (Credit) charged to expense	(68)	(3)	2	2	(67)
Losses charged off	—	—	—	—	—
Recoveries	1	—	—	—	1
Ending balance	$1,279	$1,207	$281	$4	$2,771

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$263	$145	$180	$—	$588
Collectively evaluated for impairment	1,181	984	285	6	2,456
Total allowance for loan losses	$1,444	$1,129	$465	$6	$3,044

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,583	$1,059	$573	$—	$3,215
Collectively evaluated for impairment	190,169	124,876	23,990	1,681	340,716
Total balance	$191,752	$125,935	$24,563	$1,681	$343,931

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$323	$151	$184	$—	$658
Collectively evaluated for impairment	1,156	957	263	6	2,382
Total allowance for loan losses	$1,479	$1,108	$447	$6	$3,040

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,527	$1,067	$547	$—	$3,141
Collectively evaluated for impairment	191,897	120,890	22,668	2,193	337,648
Total balance	$193,424	$121,957	$23,215	$2,193	$340,789

Total loans in the above tables do not include deferred loan origination fees of $745,000 and $747,000 or loans in process of $6.1 million and $4.7 million, respectively, for March 31, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2017 and December 31, 2016:

March 31, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$187,844	$121,483	$23,813	$1,681
Special Mention (Risk 5)	—	2,023	35	—
Substandard (Risk 6)	3,908	2,429	715	—
Total	$191,752	$125,935	$24,563	$1,681

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$189,975	$119,503	$22,427	$2,193
Special Mention (Risk 5)	—	—	—	—
Substandard (Risk 6)	3,449	2,454	788	—
Total	$193,424	$121,957	$23,215	$2,193

There were no loans classified as Doubtful (Risk 7) at either March 31, 2017 or at December 31, 2016.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for March 31, 2017 and December 31, 2016:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$683	$282	$364	$1,329	$190,423	$191,752	$—
All other mortgage loans	766	—	63	829	125,106	125,935	—
Commercial business loans	71	—	29	100	24,463	24,563	6
Consumer loans	—	—	—	—	1,681	1,681	—
Total	$1,520	$282	$456	$2,258	$341,673	$343,931	$6

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$442	$419	$959	$1,820	$191,604	$193,424	$—
All other mortgage loans	—	—	63	63	121,894	121,957	—
Commercial business loans	15	—	23	38	23,177	23,215	—
Consumer loans	8	—	—	8	2,185	2,193	—
Total	$465	$419	$1,045	$1,929	$338,860	$340,789	$—

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	March 31, 2017	December 31, 2016
	(In thousands)
One-to-four family residential loans	$1,656	$1,473
Nonresidential real estate loans	63	62
All other mortgage loans	—	—
Commercial business loans	23	23
Consumer loans	—	—
Total	$1,742	$1,558

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at March 31, 2017 and December 31, 2016 in combination with activity for the three months ended March 31, 2017 and 2016 is presented below:

	As of March 31, 2017			Three months ended March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,202	$1,216	$—	$1,162	$10
All other mortgage loans	223	223	—	225	5
Commercial business loans	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	381	436	263	394	—
All other mortgage loans	836	836	145	839	12
Commercial business loans	573	573	180	560	6

Total:
One-to-four family residential loans	$1,583	$1,652	$263	$1,556	$10
All other mortgage loans	1,059	1,059	145	1,064	17
Commercial business loans	573	573	180	560	6
	$3,215	$3,284	$588	$3,180	$33

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	As of December 31, 2016			Three months ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,121	$1,189	$—	$1,065	$10
All other mortgage loans	226	226	—	519	17
Commercial business loans	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	406	406	323	1,171	—
All other mortgage loans	841	841	151	622	—
Commercial business loans	547	547	184	31	1

Total:
One-to-four family residential loans	$1,527	$1,595	$323	$2,236	$10
All other mortgage loans	1,067	1,067	151	1,141	17
Commercial business loans	547	547	184	31	1
	$3,141	$3,209	$658	$3,408	$28

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were two TDR classifications of $134,000 that occurred in the 2017 year-to-date period. One of these borrowers received a rate concession, while the second borrower was advanced additional funds.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

There were $415,000 of TDR classifications that occurred in the 2016 year-to-date period and included the renewal of an interest-only loan as the customer repayments had not been in accordance with the original loan terms. The remaining loans are to the same borrower and are on a nonaccrual status. TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three months ended March 31, 2017 and 2016. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

	Quarter-to-Date
Troubled Debt Restructurings	Number of loans	Pre-modification Recorded Principal Balance	Post-modification Recorded Principal Balance
		(dollars in thousands)
March 31, 2017
One-to-four family residential loans	2	$134	$134

March 31, 2016
All other mortgage loans	8	$415	$415

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to through a formal foreclosure process or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$—	$2

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$209	$97

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 5:	Goodwill

The following table presents the balance of goodwill at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Goodwill	$1,719	$1,719

The Company is required to annually test goodwill for impairment or more frequently if impairment indicators exist. The Company’s testing of goodwill at November 30, 2016 indicated there was no impairment in the carrying value of the related asset.

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

The following tables present the contractual maturity of the repurchase agreements, and the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at March 31, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

	March 31, 2017	December 31, 2016
	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$7,259	$7,246
Gross amount of recognized liabilities for repurchase agreements in other short-term borrowings	$7,259	$7,246

The contractual maturities of the repurchase agreements is overnight and continuous for both March 31, 2017 and December 31, 2016.

Note 7:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at March 31, 2017 or March 31, 2016.

The computations are as follows:

	Three months ended March 31,
	2017	2016
Net income (in thousands)	$571	$707
Weighted-average common shares outstanding	2,754,573	2,747,567
Net income per share	$0.21	$0.26

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s capital classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital to average assets, of Tier 1 common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of total risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of March 31, 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2017, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2017, that management believes have changed the Bank’s capital classification.

The Bank’s actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Tier 1 capital to average assets	$38,605	8.7%	$17,808	4.0%	$22,260	5.0%
Tier 1 common equity capital to risk- weighted assets	38,605	13.1%	13,288	4.5%	19,193	6.5%
Tier 1 capital to risk-weighted assets	38,605	13.1%	17,717	6.0%	23,623	8.0%
Total risk-based capital to risk- weighted assets	41,649	14.1%	23,623	8.0%	29,528	10.0%
As of December 31, 2016
Tier 1 capital to average assets	$38,133	8.5%	$17,850	4.0%	$22,313	5.0%
Tier 1 common equity capital to risk- weighted assets	38,133	13.0%	13,159	4.5%	19,007	6.5%
Tier 1 capital to risk-weighted assets	38,133	13.0%	17,545	6.0%	23,393	8.0%
Total risk-based capital to risk- weighted assets	41,176	14.1%	23,393	8.0%	29,241	10.0%

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

Implementation of the deductions and other adjustments to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, with an additional 20% per year thereafter).  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

Note 9:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for- Sale Securities	Net Unrealized Loss for Unfunded Status of Split-Dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
March 31, 2017	$233	$(160)	$(750)	$176	$(501)

December 31, 2016	$162	$(131)	$(750)	$200	$(519)

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2017 or 2016.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
U.S. government agencies	$9	$—	$9	$—
Mortgage-backed securities of government sponsored entities	54,471	—	54,471	—
State and political subdivisions	12,017	—	12,017	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
U.S. government agencies	$11	$—	$11	$—
Mortgage-backed securities of government sponsored entities	58,614	—	58,614	—
Private-label collateralized mortgage obligations	40	—	40	—
State and political subdivisions	12,044	—	12,044	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Foreclosed assets	$—	—	—	$—

December 31, 2016
Collateral-dependent impaired loans	$1,053	$—	$—	$1,053
Foreclosed assets	2	—	—	2

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
March 31, 2017

Foreclosed assets	$—	Value from Land Bank	N/A	N/A

December 31, 2016
Collateral-dependent impaired loans	$1,053	Market comparable properties and specialized equipment discounts	Discounts	25%
Foreclosed assets	2	Expected selling price	Selling Costs	10%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2017 as compared to December 31, 2016.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Financial assets
Cash and cash equivalents	$11,274	$11,274	$—	$—
Held-to-maturity securities	11,343	—	11,117	—
Loans, net of allowance for loan losses	334,076	—	—	344,783
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,309	—	1,309	—

Financial liabilities
Deposits	378,258	44,157	303,300	—
Other short-term borrowings	7,259	—	7,259	—
Federal Home Loan Bank advances	18,000	—	17,948	—
Advances from borrowers for taxes and insurance	781	—	781	—
Interest payable	32	—	32	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at March 31, 2017 and December 31, 2016.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016. The amendments in this Update make targeted improvements to generally accepted accounting principles and address certain aspects of recognition, measurement, presentation, and disclosure of financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except as specifically stated, early adoption of the amendments in this Update are not permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements. The Company is no longer required to disclose the method and assumptions used to estimate the fair value of financial instruments measured at amortized cost.

FASB ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20), was issued in March 2016. The amendments in this Update apply to entities that offer certain prepaid stored-value products, including prepaid gift cards, prepaid telecommunication cards, and travelers checks. The amendments in this Update contain specific guidance for the derecognition of pre-paid stored value product liabilities and are an improvement to GAAP because they specify how pre-paid stored-value product liabilities with the Update’s scope should be derecognized. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. This standard is not expected to have a material impact on the Company’s consolidated financial statements, because the Company does not currently have any liabilities related to stored value cards.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

FASB ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The amendments in this Update provide guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This Update addresses eight specific cash flow issues with the objective of reducing the diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, because the Company has limited exposure to those cash flow items included in the Update.

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

FASB ASU 2016-19, Technical Corrections and Improvements, was issued in December 2016. The amendments in this Update cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of several categories including, amendments related to differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, because the Company has limited exposure and disclosures relating to those items included in this Update.

FASB ASU 2017-01, Business Combinations, (Topic 805), Clarifying the Definition of a Business, was issued in January 2017. The amendments in this Update clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update should be applied to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this Update should be applied prospectively on or after the effective date. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements, because the Company historically has experienced minimal acquisitions or disposals, if any.

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

Index

Wayne Savings Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, was issued in March 2017. The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered to the pertinent employees during the period.The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendements in this Update also allow for the service cost component to be eligible for capitalization when applicable. The amendments in this Update are effective for annual periods after December 31, 2017, including interim periods within those annual periods. Early adoption is permitted and should be made within the first interim period that financial statements are issued. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities, was issued in March 2017. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earlies call date. The amendments do not require an accounting change for securities held at a discount, the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The amendments in this Update are expected to have a negative impact on earnings during the shortened amortization period if the bond is not called. However, if the bond is not called, earnings should improve past the call date. If the bond is called as scheduled, the Updates in this amendment will not have a material impact on the Company’s consolidated financial statements.

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

Strategic Initiatives

As part of an ongoing strategic planning process, which includes annual plan updates and regular progress reviews by the Board of Directors, the Company continues to be engaged in several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on core customer service, community relationships and staff alignment. Continued development of staff by investing in customer service behavior development training resulting in more efficient workflows, efficiencies and providing a better customer experience.
•	Continued growth of commercial business assets to increase higher yielding, shorter duration assets, while maintaining a residential mortgage loan portfolio and reducing the investment securities portfolio, subject to liquidity constraints.

•	Modifying the culture from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through appropriate staffing and training. Management also continues to evaluate unique revenue-producing activities and opportunities.

Critical Accounting Policies

Critical Accounting Policies – The Company’s critical accounting policy relates to the allowance for loan losses. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for loan losses. The allowance for loan losses is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision and considers all known internal and external factors that affect loan repayment as of the reporting date. Such evaluation, which includes a review of all loans on which full repayment may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors, including those required by regulation that warrant recognition in providing an appropriate loan loss allowance. Management has discussed the development and selection of this critical accounting policy with the audit committee of the Board of Directors.

Discussion of Financial Condition Changes from December 31, 2016 to March 31, 2017

At March 31, 2017, the Company had total assets of $448.6 million, a decrease of $6.2 million, from total assets at December 31, 2016. The decrease in total assets includes a $5.5 million decrease in cash and cash equivalents, and a $2.4 million decrease in securities balances, partially offset by a $1.8 million increase in net loans compared to December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Total securities decreased $2.4 million to $77.8 million at March 31, 2017, compared to December 31, 2016. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $4.1 million, amortization of premiums of $231,000, and a $71,000 increase in unrealized gains on available-for-sale securities, partially offset by purchases totaling $1.8 million, during the three months ended March 31, 2017.

Net loans receivable increased $1.8 million at March 31, 2017 compared to December 31, 2016. The Bank originated $20.8 million of loans, received payments of $19.0 million, and originated and sold $1.7 million of 30-year fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses remained at $3.0 million primarily due to a provision for loan losses expense of $27,000 partially offset by a loan charge-off of $23,000. Total impaired assets were $3.2 million, or 0.72% of total assets at March 31, 2017, compared to $3.1 million, or 0.69% of total assets at December 31, 2016.

Management continues to focus on risk selection and the returns generated in return for risks taken in making its lending and investment decisions. Key areas of risk reviewed for each potential loan origination and securities purchase include credit, interest rate and liquidity risk. Interest rate risk arises mainly from longer term fixed-rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated 30-year fixed-rate residential mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Loans sold into the secondary market are sold with representations and warranties. In the event that those representations and warranties are violated, repurchase of loans may be required. No repurchases have been required in recent periods and management believes that the bank is in full compliance with applicable selling and servicing guides. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. As loan volume increases relative to investment volume, risk-based capital ratios will likely decline, because loans generally require a higher allocation of risk-based capital compared to investments. As demonstrated by quarterly balance sheet presentations, and as a result of general economic and competitive conditions, loan demand and originations are volatile on a sequential quarter basis, which in turn results in volatility in quarterly investment securities balances. The longer term trend and strategic direction is for an increase in higher yielding loan balances relative to lower yielding investment securities balances.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	March 31, 2017		December 31, 2016
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$191,752	55.75%	$193,424	56.76%
Residential construction loans	3,320	0.97%	2,744	0.81%
Multi-family residential	12,614	3.67%	11,425	3.35%
Nonresidential real estate/land(2)	110,001	31.98%	107,788	31.63%
Total mortgage loans	317,687	92.37%	315,381	92.54%
Other loans:
Consumer loans(3)	1,681	0.49%	1,604	0.47%
Commercial business loans	24,563	7.14%	23,804	6.99%
Total other loans	26,244	7.63%	25,408	7.46%
Total loans before net items	343,931	100.00%	340,789	100.00%
Less:
Loans in process	6,066		4,719
Deferred loan origination fees	745		747
Allowance for loan losses	3,044		3,040
Total loans receivable, net	$334,076		$332,283

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.8 million at March 31, 2017 and $15.8 million at December 31, 2016. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $33.6 million at March 31, 2017 and $33.0 million at December 31, 2015, and land loans of $5.6 million at March 31, 2017 and $4.9 million at December 31, 2016.
(3)	Includes second mortgage loans of $203,000 at March 31, 2017 and $217,000 at December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2016. Management believes that there were no interim impairment indicators that would require another evaluation at March 31, 2017.

Deposits totaled $378.3 million at March 31, 2017, a decrease of $5.5 million from $383.7 million at December 31, 2016. This decrease includes a $3.0 million decrease in demand deposits and a $6.6 million decrease in time deposits, partially offset by a $4.2 million increase in savings and money market balances. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits and competitive pressure.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, increased to $7.3 million at March 31, 2017 from $7.2 million at December 31, 2016. The increase was due to an increase in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The interest rate paid on these borrowings was 0.16% at March 31, 2017 and 0.15% at December 31, 2016.

Advances from the Federal Home Loan Bank (FHLB) totaled $18.0 million, at both March 31, 2017 and December 31, 2016. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.30% at March 31, 2017 compared to 1.32% at December 31, 2016.

Stockholders’ equity increased by $371,000 during the period ended March 31, 2017. This increase was due to net income of $571,000, and a $47,000 increase in unrealized gains on available-for-sale securities, partially offset by $248,000 in shareholder dividends, and a $29,000 increase in the unrecognized loss on the BOLI split-dollar life insurance policy.

On September 22, 2016, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to 69,546 shares, or 2.5%, of its issued and outstanding shares of common stock.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General

Net income for the three months ended March 31, 2017, totaled $571,000, a decrease of $136,000, compared to $707,000 for the three month period ended March 31, 2016. The decrease in net income was primarily due to increased administrative expenses that the Company has incurred as a result of a proxy contest that has been instituted by a hedge fund in connection with the election of directors at the Company’s upcoming 2017 annual meeting of stockholders.  Excluding these incremental expenses (which were approximately $200,000 in the first quarter), the Company’s net income would have been $703,000 or $0.26 per common share for the quarter ended March 31, 2017.

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

	For the three months ended March 31,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$333,157	$3,439	4.13%	$298,812	$3,169	4.24%
Investment securities(2)	79,454	482	2.43%	101,074	628	2.49%
Interest-bearing deposits(3)	10,844	56	2.07%	9,795	44	1.80%
Total interest-earning assets	423,455	3,977	3.76%	409,681	3,841	3.75%
Noninterest-earning assets	23,496			24,208
Total assets	$446,951			$433,889
Interest-bearing liabilities:
Deposits	$375,589	$445	0.47%	$361,881	$421	0.47%
Other short-term borrowings	7,377	3	0.16%	5,867	2	0.14%
Borrowings	18,513	60	1.30%	21,649	70	1.29%
Total interest-bearing liabilities	401,479	508	0.51%	389,397	493	0.51%
Noninterest-bearing liabilities	4,174			4,101
Total liabilities	405,653			393,498
Stockholders’ equity	41,298			40,391
Total liabilities and stockholders’ equity	$446,951			$433,889
Net interest income		$3,469			$3,348
Interest rate spread(4)			3.25%			3.24%
Net yield on interest-earning assets(5)			3.28%			3.27%
Ratio of average interest-earning assets to average interest- bearing liabilities			105.47%			105.21%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock..
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $136,000, and totaled $4.0 million for the three month period ended March 31, 2017, compared to $3.8 million for the three month period ended March 31, 2016. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $13.8 million and totaled $423.5 million for the 2017 period from $409.7 million in the 2016 period. The weighted-average yield was 3.76% for the three months ended March 31, 2017, and increased by 1 basis point compared to 3.75% for the three months ended March 31, 2016.

Interest income on loans was $3.4 million for the three month period ended March 31, 2017, and increased $270,000 compared to the three month period ended March 31, 2016. The increase was primarily due to an increase in the average balance of loans, partially offset by a decrease in the weighted-average yield. The average balance of loans increased by $34.3 million from $298.8 million in the 2016 period to $331.1 million for the 2017 period. The weighted-average yield was 4.13% for the three months ended March 31, 2017 ,and decreased by 11 basis points compared to 4.24% for the three months ended March 31, 2016.

Interest income on securities decreased $146,000 during the three months ended March 31, 2017, compared to the same period in 2016. This decrease was due to both a decrease in the average balance of investment securities, and a decrease in the weighted-average rate. The average balance of investment securities decreased $21.6 million from $101.1 million in the 2016 period to $79.5 million in the 2017 period, and the weighted-average rate decreased 6 basis points from 2.49% in the 2016 period to 2.43% for the 2017 period. The decrease in the average balance was due to investing excess cash into the loan portfolio, while the decrease in yield was primarily due to the maturity and repayment of higher yielding investments and purchases of new investment securities at lower yields.

Dividends on Federal Home Loan Bank stock and other income totaled $56,000 for the three month period ended March 31, 2017, and increased $12,000 compared to the same period in 2016. The increase was due to a 27 basis point increase in the weighted-average rate from 1.80% in the 2016 period to 2.07% in the 2017 period, and a $1.0 million increase in the average balance outstanding.

Interest Expense

Interest expense totaled $508,000 for the three month period ended March 31, 2017, an increase of $15,000 compared to the three month period ended March 31, 2016. This increase was due to an increase in the average balance of total interest-bearing liabilities, while the weighted-average cost of funds remained unchanged at 0.51%. The average balance of total interest-bearing liabilities increased $12.1 million from $389.4 million in the 2016 period to $401.5 million in the 2017 period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended March 31, 2017 totaled $445,000, an increase of $24,000 compared to $421,000 for the same period in the previous year. The increase was primarily due to a $13.7 million increase in the average balance, while the weighted-average cost was unchanged, and was 0.47% for both the three month periods ended March 31, 2017 and 2016. The increase in the average balance was due to a $6.8 million increase in demand deposits, and a $9.3 million increase in savings and money market balances, partially offset by a $2.4 million decrease in certificates of deposits. The increase in the demand, and savings and money market balances is due to the Company’s focus on growing lower-cost deposits while allowing the higher-cost certificates to mature, which allowed deposits to grow without a corresponding increase in the cost.

Interest expense on other short-term borrowings totaled $3,000 for the three month period ended March 31, 2017, and increased $1,000 from the same period in the previous year. The weighted-average cost of short-term borrowings increased 2 basis points from 0.14% in the 2016 period to 0.16% in the 2017 period, and the average balance of short-term borrowings increased $1.5 million compared to the prior year period.

Interest expense on Federal Home Loan Bank advances totaled $60,000 for the three month period ended March 31, 2017, a decrease of $10,000 from $70,000 in the 2016 period. The decrease was primarily due to a $3.1 million decrease in the average balance outstanding from $21.6 million in the 2016 period to $18.5 million in the 2017 period, partially offset by a 1 basis point increase in the weighted-average cost from 1.29% in the 2016 period to 1.30% in the 2017 period. The decrease in the average balance was due to the scheduled maturities of fixed-rate term advances, while the increase in the weighted-average cost was due to the scheduled maturity of lower rate advance.

Net Interest Income

Net interest income totaled $3.5 million for the three months ended March 31, 2017, and increased $121,000 compared to the three month period ended March 31, 2016. The increase in net interest income was primarily due to a $13.8 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year quarter. The increase in the average balance of earning assets was substantially due to a $34.3 million increase in the average balance of higher yielding loans, partially offset by a $20.6 million net decline in lower yielding investments and interest-bearing deposits compared to the prior year quarter. This increase was also due to a 1 basis point increase in the net interest spread from 3.24% at March 31, 2016 to 3.25% at March 31, 2017. The increase in the net interest spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision (Credit) for Loan Losses

Management recorded a $27,000 provision for loan losses for the three month period ended March 31, 2017, compared to a credit for loan losses of $67,000 for the three month period ended March 31, 2016. The increase is primarily due to increases in loan balances from year to year. There were charge-offs totaling $23,000 in the current year quarter while there were no charge-offs in the prior year quarter. Impaired loans totaled $3.2 million at March 31, 2017, an increase of $74,000 compared to $3.1 million at December 31, 2016.

Noninterest Income

Noninterest income totaled $487,000 for the three month period ended March 31, 2017, and increased $35,000, from $452,000 for the same period in 2016. The increase was due to a $28,000 increase in other operating income, primarily due to an increase in income from annuity sales compared to the same period last year.

Noninterest Expense

Noninterest expense totaled $3.2 million for the three month period ended March 31, 2017, an increase of $251,000 from $2.9 million for the three months ended March 31, 2016.  The majority of this additional expense is comprised of approximately $200,000 in administrative expenses incurred in connection with the proxy contest referenced above.  The remainder of the increase includes a $38,000 increase in salaries and employee benefits, a $31,000 increase in audit and accounting expense and a $27,000 increase in other operating expense, partially offset by a $25,000 decrease in federal deposit insurance premiums compared to the prior year quarter.  The increase in salaries and employee benefits was due in part to merit-based compensation increases and increased education and training costs to facilitate the strategic initiative of enhanced customer service.  The other portion of this increase was due to severance expenses of $52,000 that the Company incurred in connection with its continuing efforts to maximize its workforce efficiency.  These increases were partially offset by a decline in healthcare costs due to a change in providers compared to the prior year quarter. The increase in audit and accounting expense is due to an increase in the expense related to internal audit. The increase in other noninterest expense was due to an increase in internet banking expense, loan expense and special services, partially offset by a decrease in stationery, printing and supplies and Real Estate-owned expense. The decrease in the federal deposit insurance premiums is due to a lower assessment rate compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $199,000 for the three month period ended March 31, 2017, a decrease of $53,000 compared to $252,000 for three month period ended March 31, 2016. The decrease was primarily due to a $189,000 decrease in pretax income compared to the prior year period, and a decrease in the effective tax rate. The effective tax rate in the current year quarter was 25.8% compared to 26.3% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Forward-Looking Statements

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions. These forward-looking statements include statements of goals, intentions and expectations, statements regarding prospects and business strategy, statements regarding asset quality and market risk, and estimates of future costs, benefits and results.

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

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K was filed with the Securities and Exchange Commission for the year ended December 31, 2016.

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

There have been no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended March 31, 2017.
Months ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
January 31, 2017	—	$—	—	69,546
February 28, 2017	—	—	—	69,546
March 31, 2017	—	—	—	69,546
Total	—	$—	—	69,546

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

Date: May 4, 2017	By:	/s/David L. Lehman
David L. Lehman
President and Chief Executive Officer

Date: May 4, 2017	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer