Form 10-Q
period 2017-06-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2017-08-04
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number              0-23433

WAYNE SAVINGS BANCSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1557791
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

151 North Market Street Wooster, Ohio 44691	44691
Address of Principal Executive Offices	Zip Code

330-264-5767

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of July 31, 2017, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$3,410	$10,138
Interest-bearing deposits	4,682	6,618
Cash and cash equivalents	8,092	16,756

Available-for-sale securities	62,176	70,709
Held-to-maturity securities	11,777	9,559
Loans, net of allowance for loan losses of $3,157 and $3,040 at June 30, 2017 and December 31, 2016, respectively	337,820	332,283
Premises and equipment	6,270	6,420
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	230	2
Accrued interest receivable	1,150	1,146
Bank-owned life insurance	9,960	9,827
Goodwill	1,719	1,719
Prepaid federal income taxes	—	264
Other assets	1,782	1,880
Total assets	$445,202	$454,791

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$111,522	$111,213
Savings and money market	147,970	141,029
Time	118,015	131,491
Total deposits	377,507	383,733
Other short-term borrowings	6,599	7,246
Federal Home Loan Bank advances	15,000	18,000
Accrued federal income taxes	34	—
Deferred federal income taxes	157	184
Interest payable and other liabilities	3,858	4,600
Total liabilities	403,155	413,763
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,067	36,041
Retained earnings	23,153	22,317
Shares acquired by ESOP	(239)	(273)
Accumulated other comprehensive loss	(396)	(519)
Treasury stock, at cost: Common: 1,196,892 shares at June 30, 2017 and December 31, 2016	(16,936)	(16,936)
Total stockholders’ equity	42,047	41,028
Total liabilities and stockholders’ equity	$445,202	$454,791

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2017 and 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans	$3,566	$3,209	$7,005	$6,378
Securities	472	568	954	1,196
Dividends on Federal Home Loan Bank stock and other	57	49	113	93
Total interest and dividend income	4,095	3,826	8,072	7,667

Interest Expense
Deposits	437	447	882	868
Other short-term borrowings	2	2	5	4
Federal Home Loan Bank advances	60	69	120	139
Total interest expense	499	518	1,007	1,011

Net Interest Income	3,596	3,308	7,065	6,656
Provision (Credit) for Loan Losses	83	11	110	(56)
Net Interest Income After Provision (Credit) for Loan Losses	3,513	3,297	6,955	6,712
Noninterest Income
Deposit service charges	151	145	303	282
Gain on loan sales	138	73	171	121
Earnings on bank-owned life insurance	76	75	149	148
Interchange fees	115	103	218	199
Other operating	160	159	286	257
Total noninterest income	640	555	1,127	1,007
Noninterest Expense
Salaries and employee benefits	1,526	1,762	3,250	3,448
Net occupancy and equipment expense	527	509	1,053	1,036
Federal deposit insurance premiums	42	69	88	140
Franchise taxes	94	89	185	177
Advertising and marketing	62	73	132	142
Legal	156	30	347	90
Audit and accounting	106	85	216	164
Stockholder expense	186	28	262	58
Other	402	305	727	603
Total noninterest expense	3,101	2,950	6,260	5,858
Income Before Federal Income Taxes	1,052	902	1,822	1,861
Provision for Federal Income Taxes	291	228	490	480
Net Income	$761	$674	$1,332	$1,381
Other comprehensive income:
Unrealized gains on available-for-sale securities	159	159	230	640
Unrecognized loss on split-dollar life insurance policy	—	—	(29)	—
Tax expense	(54)	(53)	(78)	(218)
Other comprehensive income	105	106	123	422
Total comprehensive income	$866	$780	$1,455	$1,803
Basic and Diluted Earnings Per Share	$0.27	$0.24	$0.48	$0.50
Dividends Per Share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$1,332	$1,381
Items not requiring (providing) cash
Depreciation and amortization	342	322
Provision (credit) for loan losses	110	(56)
Amortization of premiums and discounts on securities	441	590
Amortization of mortgage servicing rights	23	17
Accretion of net deferred loan origination fees	(42)	(56)
Increase in value of bank-owned life insurance	(133)	(135)
Amortization expense of stock benefit plan	60	45
Provision for impairment on foreclosed assets held for sale	2	16
Loss on sale of foreclosed assets held for sale	—	5
Net gain on sale of loans	(171)	(121)
Proceeds from sale of loans in the secondary market	5,904	3,091
Origination of loans for sale in the secondary market	(5,733)	(2,970)
Deferred income taxes	(105)	(60)
Changes in
Accrued interest receivable	(4)	(17)
Other assets	338	(393)
Interest payable and other liabilities	(122)	(162)
Net cash provided by operating activities	2,242	1,497
Investing Activities
Purchase of available-for-sale securities	—	(3,475)
Purchase of held-to-maturity securities	(2,273)	(895)
Proceeds from maturities and paydowns of available-for-sale securities	8,351	12,281
Proceeds from maturities and paydowns of held-to-maturity securities	27	27
Net change in loans	(5,835)	(22,017)
Purchase of premises and equipment	(193)	(318)
Proceeds from the sale of foreclosed assets	1	80
Net cash provided by (used in) investing activities	$78	$(14,317)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the six months ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Financing Activities
Net change in deposits	$(6,226)	$14,508
Net change in other short-term borrowings	(647)	551
Proceeds from Federal Home Loan Bank advances	26,100	13,375
Repayments of Federal Home Loan Bank advances	(29,100)	(13,375)
Advances by borrowers for taxes and insurance	(615)	(834)
Dividends on common stock	(496)	(494)
Net cash provided by (used in) financing activities	(10,984)	13,731
Change in Cash and Cash Equivalents	(8,664)	911
Cash and Cash Equivalents, Beginning of period	16,756	11,156

Cash and Cash Equivalents, End of period	$8,092	$12,067
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,007	$1,005
Federal income taxes paid	$250	$150

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$230	$106
Recognition of mortgage servicing rights	$86	$45
Dividends payable	$250	$250

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2016. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 3:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities
June 30, 2017:
U.S. government agencies	$8	$—	$—	$8
Mortgage-backed securities of government sponsored entities	50,675	396	335	50,736
State and political subdivisions	11,101	375	44	11,432
Totals	$61,784	$771	$379	$62,176

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2016:
U.S. government agencies	$11	$—	$—	$11
Mortgage-backed securities of government sponsored entities	58,797	399	582	58,614
Private-label collateralized mortgage obligations	41	—	1	40
State and political subdivisions	11,698	402	56	12,044
Totals	$70,547	$801	$639	$70,709

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
June 30, 2017:
U.S. government agencies	$15	$—	$—	$15
Mortgage-backed securities of government sponsored entities	682	3	1	684
State and political subdivisions	11,080	99	46	11,133
Totals	$11,777	$102	$47	$11,832

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2016:
U.S. government agencies	$21	$—	$—	$21
Mortgage-backed securities of government sponsored entities	704	7	—	711
State and political subdivisions	8,834	12	239	8,607
Totals	$9,559	$19	$239	$9,339

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$5,215	$5,406	$2,058	$2,065
Five to ten years	4,550	4,658	2,886	2,893
After ten years	1,344	1,376	6,151	6,190
	11,109	11,440	11,095	11,148

Mortgage-backed securities of government sponsored entities	50,675	50,736	682	684
Totals	$61,784	$62,176	$11,777	$11,832

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $39.3 million at June 30, 2017, compared to $43.7 million at December 31, 2016.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2017 and December 31, 2016 was $37.9 million and $49.8 million, which represented approximately 51% and 62%, respectively, of the Company’s total aggregate fair value of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at June 30, 2017.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$20,208	$154	$12,264	$182	$32,472	$336
State and political subdivisions	4,406	48	974	42	5,380	90
Total temporarily impaired securities	$24,614	$202	$13,238	$224	$37,852	$426

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$32,810	$409	$7,978	$173	$40,788	$582
Private-label collateralized mortgage obligations	—	—	40	1	40	1
State and political subdivisions	8,087	204	929	91	9,016	295
Total temporarily impaired securities	$40,897	$613	$8,947	$265	$49,844	$878

Note 4:	Credit Quality of Loans and the Allowance for Loan Losses

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

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

One-to-four Family Residential Real Estate Loans

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

Three months ended June 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,444	$1,129	$465	$6	$3,044
Provision charged (credited) to expense	(111)	(34)	229	(1)	83
Losses charged off	—	—	—	—	—
Recoveries	29	—	1	—	30
Ending balance	$1,362	$1,095	$695	$5	$3,157

Three months ended June 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,279	$1,207	$281	$4	$2,771
Provision charged (credited) to expense	303	(245)	(47)	—	11
Losses charged off	—	(5)	—	(1)	(6)
Recoveries	—	—	—	—	—
Ending balance	$1,582	$957	$234	$3	$2,776

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,479	$1,108	$447	$6	$3,040
Provision charged (credited) to expense	(123)	(13)	247	(1)	110
Losses charged off	(23)	—	—	—	(23)
Recoveries	29	—	1	—	30
Ending balance	$1,362	$1,095	$695	$5	$3,157

Six months ended June 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$2,837
Provision charged (credited) to expense	235	(248)	(45)	2	(56)
Losses charged off	—	(5)	—	(1)	(6)
Recoveries	1	—	—	—	1
Ending balance	$1,582	$957	$234	$3	$2,776

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$254	$148	$437	$1	$840
Collectively evaluated for impairment	1,108	947	258	4	2,317
Total allowance for loan losses	$1,362	$1,095	$695	$5	$3,157

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,475	$1,057	$558	$1	$3,091
Collectively evaluated for impairment	190,839	126,828	26,079	1,933	345,679
Total balance	$192,314	$127,885	$26,637	$1,934	$348,770

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$323	$151	$184	$—	$658
Collectively evaluated for impairment	1,156	957	263	6	2,382
Total allowance for loan losses	$1,479	$1,108	$447	$6	$3,040

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,527	$1,067	$547	$—	$3,141
Collectively evaluated for impairment	191,897	120,890	22,668	2,193	337,648
Total balance	$193,424	$121,957	$23,215	$2,193	$340,789

Total loans in the above tables do not include deferred loan origination fees of $745,000 and $747,000 or loans in process of $7.0 million and $4.7 million, respectively, for June 30, 2017 and December 31, 2016.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2017 and December 31, 2016:

June 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$188,982	$123,352	$25,909	$1,933
Special Mention (Risk 5)	—	1,927	35	—
Substandard (Risk 6)	3,332	2,606	693	1
Total	$192,314	$127,885	$26,637	$1,934

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$189,975	$119,503	$22,427	$2,193
Special Mention (Risk 5)	—	—	—	—
Substandard (Risk 6)	3,449	2,454	788	—
Total	$193,424	$121,957	$23,215	$2,193

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

There were no loans classified as Doubtful (Risk 7) at either June 30, 2017 or at December 31, 2016.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for June 30, 2017 and December 31, 2016:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$126	$119	$399	$644	$191,670	$192,314	$17
All other mortgage loans	—	—	63	63	127,822	127,885	—
Commercial business loans	525	—	23	548	26,089	26,637	—
Consumer loans	7	—	—	7	1,927	1,934	—
Total	$658	$119	$485	$1,262	$347,508	$348,770	$17

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
	(In thousands)
One-to-four family residential loans	$442	$419	$959	$1,820	$191,604	$193,424	$—
All other mortgage loans	—	—	63	63	121,894	121,957	—
Commercial business loans	16	—	22	38	23,177	23,215	—
Consumer loans	8	—	—	8	2,185	2,193	—
Total	$466	$419	$1,044	$1,929	$338,860	$340,789	$—

Nonaccrual loans were comprised of the following at:

Nonaccrual loans	June 30, 2017	December 31, 2016
	(In thousands)
One-to-four family residential loans	$1,407	$1,473
All other mortgage loans	63	63
Commercial business loans	548	22
Consumer loans	—	—
Total	$2,018	$1,558

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at June 30, 2017 and December 31, 2016 in combination with activity for the three and six months ended June 30, 2017 and 2016 is presented below:

	As of June 30, 2017			Three months ended June 30, 2017		Six months ended June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,137	$1,151	$—	$1,170	$9	$1,153	$18
All other mortgage loans	218	218	—	221	5	222	9
Commercial business loans	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	338	338	254	360	—	375	—
All other mortgage loans	839	839	148	838	13	839	26
Commercial business loans	558	558	437	566	7	559	15
Consumer loans	1	1	1	1	—	—	—

Total:
One-to-four family residential loans	$1,475	$1,489	$254	$1,530	$9	1,528	$18
All other mortgage loans	1,057	1,057	148	1,059	18	1,061	35
Commercial business loans	558	558	437	566	7	559	15
Consumer loans	1	1	1	1	—	—	—
	$3,091	$3,105	$840	$3,156	$34	$3,148	$68

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2016			Three months ended June 30, 2016		Six months ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,121	$1,189	$—	$900	$10	$1,008	$20
All other mortgage loans	226	226	—	1,034	17	689	35
Commercial business loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	406	406	323	772	—	1,036	—
All other mortgage loans	841	841	151	213	—	496	—
Commercial business loans	547	547	184	41	1	38	1

Total:
One-to-four family residential loans	$1,527	$1,595	$323	$1,672	$10	$2,044	$20
All other mortgage loans	1,067	1,067	151	1,247	17	1,185	35
Commercial business loans	547	547	184	41	1	38	1
	$3,141	$3,209	$658	$2,960	$28	$3,267	$56

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were two TDR classifications of $134,000 that occurred in the 2017 year-to-date period. One of these borrowers received a rate concession, while the second borrower was advanced additional funds. There were $412,000 of TDR classifications that occurred in the 2016 year-to-date period and included the renewal of an interest-only loan as the customer repayments had not been in accordance with the original loan terms. The remaining loans that were classified as TDR’s during the 2016 year-to-date period were to the same borrower and were on a nonaccrual status. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three and six months ended June 30, 2017 and 2016. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance
		(dollars in thousands)			(dollars in thousands)
June 30, 2017
One-to-four family residential loans	—	$—	$—	2	$134	$134

June 30, 2016
One-to-four family residential loans	—	$—	$—	8	$412	$412

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to through a formal foreclosure process or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$230	$2

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$199	$97

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 5:	Goodwill

The following table presents the balance of goodwill at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Goodwill	$1,719	$1,719

The Company is required to annually test goodwill for impairment or more frequently if impairment indicators exist. The Company’s testing of goodwill at November 30, 2016 indicated there was no impairment in the carrying value of the related asset. There have been no indicators of impairment during 2017.

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

The following table presents the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$6,599	$7,246
Gross amount of recognized liabilities for repurchase agreements in other short-term borrowings	$6,599	$7,246

The contractual maturities of the repurchase agreements is overnight and continuous for both June 30, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 7:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at June 30, 2017 or June 30, 2016.

The computations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (in thousands)	$761	$674	$1,332	$1,381
Weighted-average common shares outstanding	2,754,573	2,747,567	2,754,573	2,747,567
Net income per share	$0.27	$0.24	$0.48	$0.50

Note 8:	Regulatory Matters

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

The Bank must give notice to, or under certain conditions specified by regulation, apply to, the Federal Reserve Bank of Cleveland prior to declaring a dividend to the Company. Under existing regulatory guidance, a dividend is generally permissible without regulatory approval if the institution is considered to be “well capitalized” and the dividend does not exceed current year-to-date net income plus the change in retained earnings for the previous two calendar years. An Ohio-chartered savings association must seek advance approval of the Superintendent of the Ohio Division of Financial Institutions before declaring a dividend that would exceed the total of the savings association’s net profits for that year combined with its retained net profits of the preceding two years, less any required transfers to surplus.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital to average assets, of Tier 1 common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of total risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of June 30, 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2017, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2017, that management believes have changed the Bank’s capital classification. The Bank’s actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are presented in the following table.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Tier 1 capital to average assets	$39,836	9.0%	$17,766	4.0%	$22,207	5.0%
Tier 1 common equity capital to risk- weighted assets	39,836	13.3%	13,494	4.5%	19,492	6.5%
Tier 1 capital to risk-weighted assets	39,836	13.3%	17,992	6.0%	23,990	8.0%
Total risk-based capital to risk- weighted assets	42,997	14.3%	23,990	8.0%	29,987	10.0%
As of December 31, 2016
Tier 1 capital to average assets	$38,133	8.5%	$17,850	4.0%	$22,313	5.0%
Tier 1 common equity capital to risk- weighted assets	38,133	13.0%	13,159	4.5%	19,007	6.5%
Tier 1 capital to risk-weighted assets	38,133	13.0%	17,545	6.0%	23,393	8.0%
Total risk-based capital to risk- weighted assets	41,176	14.1%	23,393	8.0%	29,241	10.0%

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

Note 9:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for- Sale Securities	Net Unrealized Loss for Unfunded Status of Split-Dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
June 30, 2017	$392	$(160)	$(750)	$122	$(396)

December 31, 2016	$162	$(131)	$(750)	$200	$(519)

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2017 or 2016.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
U.S. government agencies	$8	$—	$8	$—
Mortgage-backed securities of government sponsored entities	50,736	—	50,736	—
State and political subdivisions	11,432	—	11,432	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
U.S. government agencies	$11	$—	$11	$—
Mortgage-backed securities of government sponsored entities	58,614	—	58,614	—
Private-label collateralized mortgage obligations	40	—	40	—
State and political subdivisions	12,044	—	12,044	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Collateral-dependent impaired loans	$121	$—	$—	$121

December 31, 2016
Collateral-dependent impaired loans	$1,053	$—	$—	$1,053
Foreclosed assets	2	—	—	2

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
June 30, 2017
Collateral-dependent impaired loans	$121	Estimated proceeds from liquidation of collateral	Selling Costs	77%

December 31, 2016
Collateral-dependent impaired loans	$1,053	Market comparable properties and specialized equipment discounts	Discounts	25%

Foreclosed assets	2	Expected selling price	Selling Costs	10%

There were changes in the inputs or methodologies used to determine fair value at June 30, 2017 as compared to December 31, 2016 as the commercial customer is in the process of liquidating its collateral.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Financial assets
Cash and cash equivalents	$8,092	$8,092	$—	$—
Held-to-maturity securities	11,777	—	11,832	—
Loans, net of allowance for loan losses	337,820	—	—	350,549
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,150	—	1,150	—

Financial liabilities
Deposits	377,507	259,492	117,694	—
Other short-term borrowings	6,599	—	6,599	—
Federal Home Loan Bank advances	15,000	—	14,960	—
Advances from borrowers for taxes and insurance	691	—	691	—
Interest payable	29	—	29	—

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Financial assets
Cash and cash equivalents	$16,756	$16,756	$—	$—
Held-to-maturity securities	9,559	—	9,339
Loans, net of allowance for loan losses	332,283	—	—	341,999
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,146	—	1,146	—

Financial liabilities
Deposits	383,733	252,242	130,770	—
Other short-term borrowings	7,246	—	7,246	—
Federal Home Loan Bank advances	18,000	—	17,938	—
Advances from borrowers for taxes and insurance	1,306	—	1,306	—
Interest payable	29	—	29	—

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

Loans, net of allowance for loan losses

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at June 30, 2017 and December 31, 2016.

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

FASB ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016. The amendments in this Update make targeted improvements to generally accepted accounting principles, and address certain aspects of recognition, measurement, presentation, and disclosure of financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except as specifically stated, early adoption of the amendments in this Update is not permitted. This standard is not expected to have a material impact on the Company’s consolidated financial statements. The Company is no longer required to disclose the method and assumptions used to estimate the fair value of financial instruments measured at amortized cost.

FASB ASU 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20), was issued in March 2016. The amendments in this Update apply to entities that offer certain prepaid stored-value products, including prepaid gift cards, prepaid telecommunication cards, and travelers checks. The amendments in this Update contain specific guidance for the derecognition of pre-paid stored value product liabilities and are an improvement to GAAP because they specify how pre-paid stored-value product liabilities within the Update’s scope should be derecognized. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. This standard is not expected to have a material impact on the Company’s consolidated financial statements, because the Company does not currently have any liabilities related to stored value cards.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, was issued in March 2017. The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered to the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this Update also allow for the service cost component to be eligible for capitalization when applicable. The amendments in this Update are effective for annual periods after December 31, 2017, including interim periods within those annual periods. Early adoption is permitted and should be made within the first interim period that financial statements are issued. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The amendments in this Update are not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities, was issued in March 2017. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The amendments in this Update are expected to have a negative impact on earnings during the shortened amortization period if the bond is not called. However, if the bond is not called, earnings should improve past the call date. If the bond is called as scheduled, the Updates in this amendment will not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2017-9 Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, was issued in May 2017. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are not expected to impact the Company’s consolidated financial statements, as the Company does not currently have any outstanding share-based payment awards.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Strategic Initiatives

The Company’s ongoing strategic planning process includes several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on providing enhanced customer service coupled with community relationships. Continued staff behavior development training to result in more efficient workflows, efficiencies and providing a better customer experience.
•	Continued growth of commercial business relationships to increase higher yielding, shorter duration assets, while also acquiring commercial deposits to reduce the necessary funding costs to carry these assets.

•	Modifying the branch structure from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through appropriate staffing and training. Management also continues to evaluate unique activities and opportunities to continue the Banks growth of commercial business relationships.

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

Discussion of Financial Condition Changes from December 31, 2016 to June 30, 2017

At June 30, 2017, the Company had total assets of $445.2 million, a decrease of $9.6 million, from total assets at December 31, 2016. The decrease in total assets includes an $8.7 million decrease in cash and cash equivalents, and a $6.3 million decrease in securities balances, partially offset by a $5.5 million increase in net loans compared to December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Total securities decreased $6.3 million to $74.0 million at June 30, 2017, compared to December 31, 2016. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $8.4 million, and amortization of premiums of $441,000, partially offset by purchases totaling $2.3 million and a $230,000 increase in unrealized gains on available-for-sale securities during the six months ended June 30, 2017.

Net loans receivable increased $5.5 million at June 30, 2017 compared to December 31, 2016. The Bank originated $45.4 million of loans, received payments of $33.9 million, and originated and sold $5.7 million of fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses totaled $3.2 million at June 30, 2017, compared to $3.0 million at December 31, 2016. The increase was primarily due to a provision for loan losses expense of $110,000 and net loan recoveries of $7,000. Total impaired assets were $3.3 million, or 0.75% of total assets at June 30, 2017, compared to $3.1 million, or 0.69% of total assets at December 31, 2016.

Management continues to focus on risk selection and the returns generated in return for risks taken in making its lending and investment decisions. Key areas of risk reviewed for each potential loan origination and securities purchase include credit, interest rate and liquidity risk. Interest rate risk arises mainly from longer term fixed-rate loans. Credit risk arises mainly from loan structure and underwriting conditions. The effects of additional loan portfolio risks generated by competitive pressures in the Company’s market area are evaluated relative to the projected returns to ensure acceptable financial performance over a long-term horizon. As part of an overall strategy to manage liquidity and interest rate risk, management continues to execute a strategy of immediately selling certain newly originated fixed-rate residential mortgage loans into the secondary market to limit the interest rate risk exposure on the balance sheet and to utilize the secondary market as a backup source of liquidity. Loans sold into the secondary market are sold with representations and warranties. In the event that those representations and warranties are violated, repurchase of loans may be required. No repurchases have been required in recent periods and management believes that the bank is in full compliance with applicable selling and servicing guides. Similarly, in order to further limit the overall interest rate risk on the balance sheet, the Company focuses on the origination of shorter-term and adjustable-rate secured commercial loans and limits the retention of long-term fixed-rate residential mortgages. These strategies have the effect of generating lower loan yields in the short term due to the loans being priced off the lower yield short end of the yield curve. The principal source of liquidity is the Bank’s investment securities portfolio. To the extent that loan demand is insufficient in any given period, investments in the securities portfolio are made to provide cash flows to fund loan demand in future periods (a source of liquidity), while also limiting the interest rate risk exposure of the Company. As loan volume increases relative to investment volume, risk-based capital ratios will likely decline, because loans generally require a higher allocation of risk-based capital compared to investments. As demonstrated by quarterly balance sheet presentations, and as a result of general economic and competitive conditions, loan demand and originations are volatile on a sequential quarter basis, which in turn results in volatility in quarterly investment securities balances. The longer term trend and strategic direction is for an increase in higher yielding loan balances relative to lower yielding investment securities balances.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	June 30, 2017		December 31, 2016
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$192,314	55.14%	$193,424	56.76%
Residential construction loans	5,658	1.62%	2,744	0.81%
Multi-family residential	12,651	3.63%	11,425	3.35%
Nonresidential real estate/land(2)	109,576	31.42%	107,788	31.63%
Total mortgage loans	320,199	91.81%	315,381	92.54%
Other loans:
Consumer loans(3)	1,934	0.55%	2,193	0.64%
Commercial business loans	26,637	7.64%	23,215	6.81%
Total other loans	28,571	8.19%	25,408	7.46%
Total loans before net items	348,770	100.00%	340,789	100.00%
Less:
Loans in process	7,048		4,719
Deferred loan origination fees	745		747
Allowance for loan losses	3,157		3,040
Total loans receivable, net	$337,820		$332,283

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $15.7 million at June 30, 2017 and $15.8 million at December 31, 2016. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $35.9 million at June 30, 2017 and $33.0 million at December 31, 2016, and land loans of $4.9 million at June 30, 2017 and $4.9 million at December 31, 2016.
(3)	Includes second mortgage loans of $184,000 at June 30, 2017 and $217,000 at December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Foreclosed assets held for sale totaled $230,000 at June 30, 2017, compared to $2,000 at December 31, 2016. The increase in foreclosed assets during the current year was due to additions of properties totaling $230,000, partially offset by a provision of $2,000. During the prior year period there were additions of properties totaling $106,000, partially offset by a provision of $16,000, and sales totaling $85,000 that resulted in a net loss of $5,000.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in June 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2016. Management believes that there were no interim impairment indicators that would require another evaluation at June 30, 2017.

Deposits totaled $377.5 million at June 30, 2017, a decrease of $6.2 million from $383.7 million at December 31, 2016. This decrease includes a $13.5 million decrease in time deposits, partially offset by a $309,000 increase in demand deposits and a $6.9 million increase in savings and money market balances. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits and competitive pressure.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased to $6.6 million at June 30, 2017 from $7.2 million at December 31, 2016. The decrease was due to a decrease in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The weighted-average interest rate paid on these borrowings was 0.14% at June 30, 2017 and 0.15% at December 31, 2016.

Advances from the Federal Home Loan Bank (FHLB) totaled $15.0 million at June 30, 2017, a decrease of $3.0 million from $18.0 million at December 31, 2016. The decrease was due to the scheduled maturity, and repayment, of a $3.0 million fixed-rate advance borrowing during the six months ended June 30, 2017. In addition to this the Company borrowed short-term advances totaling $26.1 million during the current year of which were also repaid during the same period. The Company uses advances from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.33% at June 30, 2017 compared to 1.32% at December 31, 2016.

Stockholders’ equity increased by $1.0 million during the period ended June 30, 2017. This increase was due to net income of $1.3 million, and a $152,000 increase in unrealized gains on available-for-sale securities, partially offset by $496,000 in shareholder dividends, and a $29,000 increase in the unrecognized net loss arising from the cost of post-retirement split dollar life insurance coverage as part of the Company’s bank-owned life insurance plan.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

On September 22, 2016, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to 69,546 shares, or 2.5%, of its issued and outstanding shares of common stock No shares were purchased during the period ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General

Net income for the three months ended June 30, 2017, totaled $761,000, an increase of $87,000, compared to $674,000 for the three month period ended June 30, 2016. The increase in net income was primarily due to an increase in both net interest income and noninterest income, partially offset by increases in, the provision for loan losses, noninterest expense and the provision for federal income taxes.

Net income for the three months ended June 30, 2017 was negatively impacted by a proxy contest for the election of directors at the annual shareholders meeting held on May 25, 2017. The proxy contest resulted in increased legal and stockholder expense compared to the prior year quarter of $212,000. Without these additional proxy contest expenses, net income would have been $901,000 for the three months ended June 30, 2017.

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

	For the three months ended June 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$336,278	$3,566	4.24%	$309,263	$3,209	4.15%
Investment securities(2)	76,172	472	2.48%	97,159	568	2.34%
Interest-earning deposits(3)	9,626	57	2.37%	15,526	49	1.26%
Total interest-earning assets	422,076	4,095	3.88%	421,948	3,826	3.63%
Noninterest-earning assets	23,830			24,169
Total assets	$445,906			$446,117
Interest-bearing liabilities:
Deposits	$375,648	$437	0.47%	$374,061	$447	0.48%
Other short-term borrowings	6,766	2	0.12%	5,627	2	0.14%
Borrowings	17,676	60	1.36%	21,000	69	1.31%
Total interest-bearing liabilities	400,090	499	0.50%	400,688	518	0.52%
Noninterest-bearing liabilities	3,904			4,417
Total liabilities	403,994			405,105
Stockholders’ equity	41,912			41,012
Total liabilities and stockholders’ equity	$445,906			$446,117
Net interest income		$3,596			$3,308
Interest rate spread(4)			3.38%			3.11%
Net yield on interest-earning assets(5)			3.41%			3.14%
Ratio of average interest-earning assets to average interest- bearing liabilities			105.50%			105.31%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $269,000, and totaled $4.1 million for the three month period ended June 30, 2017, compared to $3.8 million for the three month period ended June 30, 2016. The increase was primarily due to an increase in the weighted-average yield, and to a lesser extent an increase in the average balance of interest-earning assets. The weighted-average yield was 3.88% for the three months ended June 30, 2017, and increased by 25 basis points compared to 3.63% for the three months ended June 30, 2016. The average balance of interest-earning assets increased by $128,000 and totaled $422.1 million for the 2017 period from $422.0 million in the 2016 period.

Interest income on loans was $3.6 million for the three month period ended June 30, 2017, and increased $357,000 compared to the three month period ended June 30, 2016. The increase was primarily due to an increase in both the average balance of loans and the weighted-average yield. The average balance of loans increased by $27.0 million from $309.3 million in the 2016 period to $336.3 million for the 2017 period. The weighted-average yield was 4.24% for the three months ended June 30, 2017, and increased by 9 basis points compared to 4.15% for the three months ended June 30, 2016.

Interest income on securities decreased $96,000 during the three months ended June 30, 2017, compared to the same period in 2016. This decrease was due to a decrease in the average balance of investment securities, partially offset by an increase in the weighted-average rate. The average balance of investment securities decreased $21.0 million from $97.2 million in the 2016 period to $76.2 million in the 2017 period due to investing excess cash into the loan portfolio. The weighted-average rate increased 14 basis points from 2.34% in the 2016 period to 2.48% for the 2017 period due to a decrease in premium amortization compared to the prior year period.

Dividends on Federal Home Loan Bank stock and other income totaled $57,000 for the three month period ended June 30, 2017, and increased $8,000 compared to the same period in 2016. The increase was due to a 1.11% increase in the weighted-average rate from 1.26% in the 2016 period to 2.37% in the 2017 period, partially offset by a $5.9 million decrease in the average balance outstanding.

Interest Expense

Interest expense totaled $499,000 for the three month period ended June 30, 2017, a decrease of $19,000 compared to the three month period ended June 30, 2016. This decrease was due to a decrease in both the average balance of total interest-bearing liabilities and the weighted-average cost of funds. The average balance of total interest-bearing liabilities decreased $598,000 and totaled $400.1 million at June 30, 2017, and the weighted-average cost of funds decreased 2 basis points, from 0.52% in the 2016 period to 0.50% in the 2017 period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended June 30, 2017 totaled $437,000, a decrease of $10,000 compared to same period in the previous year. The decrease was primarily due to a decrease in the weighted-average cost, partially offset by an increase in the average balance of deposits. The weighted average cost of deposits decreased 1 basis point from 0.48% in the 2016 period to 0.47% in the 2017 period. The average balance of deposits increased $1.5 million from $374.1 million during the 2016 period to $375.6 million in the 2017 period. The increase in the average balance was due to a $6.1 million increase in demand deposits, and a $7.9 million increase in savings and money market balances, partially offset by a $12.4 million decrease in certificates of deposits. The increase in the demand and savings and money market balances is due to the Company’s focus on growing lower-cost deposits while allowing the higher-cost certificates to mature, which allowed deposits to grow and that resulted in a decrease in the related cost.

Interest expense on other short-term borrowings totaled $2,000 for both of the three month periods ended June 30, 2017 and 2016. The average balance of short-term borrowings increased $1.1 million compared to the prior year period. The weighted-average cost of short-term borrowings decreased 2 basis points from 0.14% in the 2016 period to 0.12% in the 2017 period.

Interest expense on Federal Home Loan Bank advances totaled $60,000 for the three month period ended June 30, 2017, a decrease of $9,000 from $69,000 in the 2016 period. The decrease was primarily due to a $3.3 million decrease in the average balance outstanding from $21.0 million in the 2016 period to $17.7 million in the 2017 period, partially offset by a 5 basis point increase in the weighted-average cost from 1.31% in the 2016 period to 1.36% in the 2017 period. The decrease in the average balance was due to the scheduled maturities of fixed-rate term advances, while the increase in the weighted-average cost was due to the scheduled maturity of lower rate advances.

Net Interest Income

Net interest income totaled $3.6 million for the three months ended June 30, 2017, and increased $288,000 compared to the three month period ended June 30, 2016. The increase in net interest income was primarily due to a favorable shift in the composition of earning assets compared to the prior year quarter, and an increase in the net interest spread. The change in the composition of earning assets included a $27.0 million increase in the average balance of higher yielding loans, substantially offset by a $26.9 million net decline in lower yielding investments and interest-bearing deposits compared to the prior year quarter, resulting in a 25 basis point increase in the yield on earning assets. This increase was also due to a 27 basis point increase in the net interest spread from 3.11% at June 30, 2016 to 3.38% at June 30, 2017. The increase in the net interest spread is a result of yields on interest-earning assets increasing more than the rate paid on interest-bearing liabilities.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

Management recorded an $83,000 provision for loan losses for the three month period ended June 30, 2017, compared to an $11,000 provision for the three month period ended June 30, 2016. The increase is primarily due to an increase in loan balances from the prior year, and an increase in both specific reserves and non-accrual loans compared to the prior year period. The specific reserves totaled $840,000 at June 30, 2017, an increase of $283,000 compared to the prior year quarter due to an increase in reserves required on a commercial borrower, while nonaccrual loans totaled $2.0 million at June 30, 2017 compared to $1.9 million in the prior year period.

Noninterest Income

Noninterest income totaled $640,000 for the three month period ended June 30, 2017, and increased $85,000, from $555,000 for the same period in 2016. The increase was primarily due to a $65,000 increase in gain on sale of loans due an increase in total loans sold compared to the prior year quarter.

Noninterest Expense

Noninterest expense totaled $3.1 million for the three month period ended June 30, 2017, an increase of $151,000 compared to the three months ended June 30, 2016.  Included in this increase were proxy contest costs of $212,000 including both increased legal and shareholder stock-related expense a $111,000 increase in other operating expenses and a $21,000 increase in audit and accounting expense. The increase in other operating expense was due to an increase in internet banking expense, professional services, several check losses, charitable contributions and increased loan origination expenses. The increase in audit and accounting expense is due to the timing of expenses and an increase in the expense related to internal audit. These increases were partially offset by a $236,000 decrease in salaries and employee benefits, and a $27,000 decrease in federal deposit insurance premiums compared to the prior year quarter.  The decrease in salaries and employee benefits was due to decreased compensation attributable to staff reductions, a decline in healthcare costs due to a change in providers, a decrease in pension costs due to scheduled retirements in 2016, and an increase in deferred loan costs. These decreases in salaries and employee benefits were partially offset by an increase in other employee benefits and education and training costs to facilitate the strategic initiative of enhanced customer service compared to the prior year quarter. The decrease in the federal deposit insurance premiums is due to a lower assessment rate compared to the prior year quarter.

Federal Income Taxes

Federal income tax expense totaled $291,000 for the three month period ended June 30, 2017, an increase of $63,000 compared to $228,000 for the three month period ended June 30, 2016. The increase was primarily due to a $150,000 increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year quarter was 27.7% compared to 25.3% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General

Net income for the six months ended June 30, 2017, totaled $1.3 million, a decrease of $49,000, compared to $1.4 million for the six month period ended June 30, 2016. The decrease in net income was due to increases in the provision for loan losses, noninterest expenses, and the provision for federal income taxes. The decreases were offset by both an increase in net interest income and noninterest income compared to the prior year period.

Net income for the six months ended June 30, 2017 was negatively impacted by a proxy contest for the election of directors at the annual shareholders meeting held on May 25, 2017. The proxy contest resulted in increased legal and stockholder expense compared to the prior year period of $412,000. Excluding these incremental expenses, the Company’s net income would have been $1.6 million for the six months ended June 30, 2017. The adjusted return on average equity would have been 7.70% and return on assets would have been 0.72% for the six months ended June 30, 2017.

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

	For the six months ended June 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$334,726	$7,005	4.19%	$304,038	$6,378	4.20%
Investment securities(2)	77,803	954	2.45%	99,116	1,196	2.41%
Interest-earning deposits(3)	10,231	113	2.21%	12,661	93	1.47%
Total interest-earning assets	422,760	8,072	3.82%	415,815	7,667	3.69%
Noninterest-earning assets	23,666			24,188
Total assets	$446,426			$440,003
Interest-bearing liabilities:
Deposits	$375,618	$882	0.47%	$367,970	$868	0.47%
Other short-term borrowings	7,070	5	0.14%	5,747	4	0.14%
Borrowings	18,092	120	1.33%	21,324	139	1.30%
Total interest-bearing liabilities	400,780	1,007	0.50%	395,041	1,011	0.51%
Noninterest-bearing liabilities	4,039			4,260
Total liabilities	404,819			399,301
Stockholders’ equity	41,607			40,702
Total liabilities and stockholders’ equity	$446,426			$440,003
Net interest income		$7,065			$6,656
Interest rate spread(4)			3.32%			3.18%
Net yield on interest-earning assets(5)			3.34%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.48%			105.26%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $405,000, and totaled $8.1 million for the six month period ended June 30, 2017, compared to $7.7 million for the six month period ended June 30, 2016. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $7.0 million and totaled $422.8 million for the 2017 period compared to $415.8 million in the 2016 period. The weighted-average yield was 3.82% for the six months ended June 30, 2017, and increased by 13 basis points compared to 3.69% for the six months ended June 30, 2016.

Interest income on loans was $7.0 million for the six month period ended June 30, 2017, and increased $627,000 compared to the six month period ended June 30, 2016. The increase was primarily due to an increase in the average balance of loans, partially offset by a decrease in the weighted-average yield. The average balance of loans increased by $30.7 million from $304.0 million in the 2016 period to $334.7 million for the 2017 period. The weighted-average yield was 4.19% for the six months ended June 30, 2017, and decreased by 1 basis point compared to 4.20% for the six months ended June 30, 2016.

Interest income on securities decreased $242,000 during the six months ended June 30, 2017, compared to the same period in 2016. This decrease was due to a decrease in the average balance of investment securities, partially offset by an increase in the weighted-average rate. The average balance of investment securities decreased $21.3 million from $99.1 million in the 2016 period to $77.8 million in the 2017 period, while the weighted-average rate increased 4 basis points from 2.41% in the 2016 period to 2.45% for the 2017 period. The decrease in the average balance was due to investing excess cash into the loan portfolio, while the increase in yield was primarily due to a decrease in premium amortization compared to the prior year period.

Dividends on Federal Home Loan Bank stock and other income totaled $113,000 for the six month period ended June 30, 2017, an increase of $20,000 compared to the same period in 2016. The increase was due to a 74 basis point increase in the weighted-average rate from 1.47% in the 2016 period to 2.21% in the 2017 period, partially offset by a $2.4 million decrease in the average balance outstanding.

Interest Expense

Interest expense totaled $1.0 million for both six month periods ended June 30, 2017 and June 30, 2016. The weighted-average cost of interest-bearing liabilities declined by one basis point, substantially offset by an increase, and change in the composition, of the average balance of total interest-bearing liabilities. The weighted-average cost of interest-bearing liabilities was 0.50% at June 30, 2017 compared to 0.51% at June 30, 2016. The average balance of total interest-bearing liabilities increased $5.8 million from $395.0 million in the 2016 period to $400.8 million in the 2017 period. The increase in the average balance of interest-bearing liabilities included a $15.0 million increase in lower-cost demand, and savings and money market balances, partially offset by a $7.4 million decreased in higher-cost certificate of deposit balances.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the six month period ended June 30, 2017 totaled $882,000, an increase of $14,000 compared to $868,000 for the same period in the previous year. The increase was primarily due to a $7.6 million increase in the average balance, while the weighted-average cost was unchanged at 0.47% for both six month periods ended June 30, 2017 and 2016. The increase in the average balance was due to a $6.4 million increase in demand deposits, and an $8.6 million increase in savings and money market balances, partially offset by a $7.4 million decrease in certificates of deposits. The increase in the demand and savings and money market balances is due to the Company’s focus on growing lower-cost deposits while allowing the higher-cost certificates to mature, which allowed deposits to grow without a corresponding increase in the cost.

Interest expense on other short-term borrowings totaled $5,000 for the six month period ended June 30, 2017, and increased $1,000 from the same period in the previous year. The average balance of short-term borrowings increased $1.3 million compared to the prior year period, while the weighted-average cost of short-term borrowings was unchanged at 0.14% for both the six month periods ended June 30, 2017 and 2016.

Interest expense on Federal Home Loan Bank advances totaled $120,000 for the six month period ended June 30, 2017, a decrease of $19,000 from $139,000 in the 2016 period. The decrease was primarily due to a $3.2 million decrease in the average balance outstanding from $21.3 million in the 2016 period to $18.1 million in the 2017 period, partially offset by a 3 basis point increase in the weighted-average cost from 1.30% in the 2016 period to 1.33% in the 2017 period. The decrease in the average balance was due to the scheduled maturities of fixed-rate term advances, while the increase in the weighted-average cost was due to the scheduled maturity of lower rate advances.

Net Interest Income

Net interest income totaled $7.1 million for the six months ended June 30, 2017, and increased $409,000 compared to the six month period ended June 30, 2016. The increase in net interest income was primarily due to a $6.9 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year period. The increase in the average balance of earning assets was substantially due to a $30.7 million increase in the average balance of higher yielding loans, partially offset by a $23.7 million decrease in lower yielding investments and interest-bearing deposits compared to the prior year period. This increase was also due to a 14 basis point increase in the net interest spread from 3.18% at June 30, 2016 to 3.32% at June 30, 2017. The increase in the net interest spread is a result of yields on interest-earning assets increasing, while the rate paid on interest-bearing liabilities decreased.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision (Credit) for Loan Losses

Management recorded a $110,000 provision for loan losses for the six month period ended June 30, 2017, compared to a credit for loan losses of $56,000 for the six month period ended June 30, 2016. The increase is due to increases in loan balances, specific reserves and nonaccrual loans compared to the prior year period.

Noninterest Income

Noninterest income totaled $1.1 million for the six month period ended June 30, 2017, and increased $120,000 from $1.0 million for the same period in 2016. The increase was due to $21,000 increase in deposit service charges, a $50,000 increase in gain on sale of loans, and a $29,000 increase in other operating income. The increase in deposit service charges was due to increased transactions. The increase in gain on sale of loans sold was due to an increase in the loans sold compared to the same period last year. The increase in other operating income was due to an increase in income from non-deposit investment fees compared to the same period last year.

Noninterest Expense

Noninterest expense totaled $6.3 million for the six month period ended June 30, 2017, an increase of $402,000, compared to $5.9 million for the six months ended June 30, 2016. The majority of this additional expense is comprised of approximately $412,000 in increased legal and shareholder stock-related expenses incurred as a result of the proxy contest referenced above. The remainder of the increase includes a $52,000 increase in audit and accounting expense and a $124,000 increase in other operating expense, partially offset by a $198,000 decrease in salaries and employee benefits, and a $52,000 decrease in federal deposit insurance premiums compared to the prior year period.  The increase in audit and accounting expense is due to both the timing of the expenses and an increase in the expense related to internal audit. The increase in other operating expense was due to an increase in internet banking expense, professional services, several check loss incidents, and increased loan origination expenses. The decrease in salaries and employee benefits was due to decreased compensation attributable to staff reductions, a decline in healthcare costs due to a change in providers, a decrease in pension costs due to scheduled retirements in 2016, and an increase in deferred loan costs. These decreases were partially offset by an increase in education and training costs to facilitate the strategic initiative of enhanced customer service and an increase in ESOP expense. The decrease in the federal deposit insurance premiums is due to a lower assessment rate compared to the prior year period.

Federal Income Taxes

Federal income tax expense totaled $490,000 for the six month period ended June 30, 2017, an increase of $10,000 compared to $480,000 for the six month period ended June 30, 2016. The increase was primarily due to an increase in the effective tax rate from 25.8% in the prior year period to 26.9% in the 2017 period as a result of the decrease in tax-exempt earnings, partially offset by a $39,000 decrease in pre-tax earnings. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended June 30, 2017.
Months ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
April 30, 2017	—	$—	—	69,546
May 31, 2017	—	—	—	69,546
June 30, 2017	—	—	—	69,546
Total	—	$—	—	69,546

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

Date:	August 4, 2017	By:	/s/David L. Lehman
David L. Lehman
President and Chief Executive Officer

Date:	August 4, 2017	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer