Form 10-Q
period 2017-09-30
WAYNE SAVINGS BANCSHARES INC /DE/
filed 2017-11-03
CIK 1036030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, the latest practicable date, 2,781,839 shares of the registrant’s common stock, $.10 par value, were issued and outstanding.

Wayne Savings Bancshares, Inc.

Index

Wayne Savings Bancshares, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$2,829	$10,138
Interest-bearing deposits	4,133	6,618
Cash and cash equivalents	6,962	16,756

Available-for-sale securities	58,556	70,709
Held-to-maturity securities	11,749	9,559
Loans, net of allowance for loan losses of $3,250 and $3,040 at September 30, 2017 and December 31, 2016, respectively	343,872	332,283
Premises and equipment	6,163	6,420
Federal Home Loan Bank stock	4,226	4,226
Foreclosed assets held for sale, net	75	2
Accrued interest receivable	1,361	1,146
Bank-owned life insurance	10,029	9,827
Goodwill	1,719	1,719
Prepaid federal income taxes	—	264
Other assets	1,545	1,880
Total assets	$446,257	$454,791

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$113,178	$111,213
Savings and money market	143,925	141,029
Time	113,292	131,491
Total deposits	370,395	383,733
Other short-term borrowings	7,148	7,246
Federal Home Loan Bank advances	22,300	18,000
Accrued federal income taxes	101	—
Deferred federal income taxes	39	184
Interest payable and other liabilities	3,676	4,600
Total liabilities	403,659	413,763
Commitments and Contingencies	—	—
Stockholders’ Equity

Preferred stock, 500,000 shares of $.10 par value authorized; no shares issued	—	—
Common stock, $.10 par value; authorized 9,000,000 shares; 3,978,731 shares issued	398	398
Additional paid-in capital	36,079	36,041
Retained earnings	23,760	22,317
Shares acquired by ESOP	(223)	(273)
Accumulated other comprehensive loss	(480)	(519)
Treasury stock, at cost: Common: 1,196,892 shares at September 30, 2017 and December 31, 2016.	(16,936)	(16,936)
Total stockholders’ equity	42,598	41,028
Total liabilities and stockholders’ equity	$446,257	$454,791

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three and nine months ended September 30, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans	$3,641	$3,375	$10,646	$9,753
Securities	452	516	1,406	1,712
Dividends on Federal Home Loan Bank stock and other	61	62	174	155
Total interest and dividend income	4,154	3,953	12,226	11,620

Interest Expense
Deposits	419	464	1,301	1,332
Other short-term borrowings	3	3	8	7
Federal Home Loan Bank advances	69	67	189	206
Total interest expense	491	534	1,498	1,545

Net Interest Income	3,663	3,419	10,728	10,075
Provision for Loan Losses	99	208	209	152
Net Interest Income After Provision for Loan Losses	3,564	3,211	10,519	9,923
Noninterest Income
Deposit service charges	163	161	466	443
Gain on loan sales	70	82	241	203
Gain (loss) on sale of foreclosed assets held for sale	5	(1)	5	(6)
Earnings on bank-owned life insurance	76	75	225	223
Interchange fees	114	101	332	300
Other operating	126	104	412	361
Total noninterest income	554	522	1,681	1,524
Noninterest Expense
Salaries and employee benefits	1,531	1,779	4,781	5,227
Net occupancy and equipment expense	601	545	1,654	1,581
Federal deposit insurance premiums	38	61	126	201
Franchise taxes	90	89	275	266
Advertising and marketing	68	74	200	216
Legal	98	27	445	117
Audit and accounting	106	87	322	252
Stockholder expense	25	31	287	89
Other	364	330	1,091	927
Total noninterest expense	2,921	3,023	9,181	8,876
Income Before Federal Income Taxes	1,197	710	3,019	2,571
Provision for Federal Income Taxes	342	160	832	640
Net Income	$855	$550	$2,187	$1,931
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(127)	(272)	103	367
Unrecognized loss on split-dollar life insurance policy	—	—	(29)	—
Tax (expense) benefit	43	92	(35)	(125)
Other comprehensive income (loss)	(84)	(180)	39	242
Total comprehensive income	$771	$370	$2,226	$2,173
Basic and Diluted Earnings Per Share	$0.31	$0.20	$0.79	$0.70
Dividends Per Share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$2,187	$1,931
Items not requiring (providing) cash
Depreciation and amortization	514	496
Provision for loan losses	209	152
Amortization of premiums and discounts on securities	639	909
Amortization of mortgage servicing rights	29	31
Amortization of deferred loan origination fees	(50)	(85)
Increase in value of bank-owned life insurance	(202)	(204)
Amortization expense of stock benefit plan	89	68
Provision for impairment on foreclosed assets held for sale	12	24
(Gain) loss on sale of foreclosed assets held for sale	(5)	6
Net gain on sale of loans	(241)	(203)
Proceeds from sale of loans in the secondary market	8,498	5,322
Origination of loans for sale in the secondary market	(8,257)	(5,119)
Deferred income taxes	(180)	(196)
Changes in
Accrued interest receivable	(215)	(202)
Other assets	570	(23)
Interest payable and other liabilities	(299)	(312)
Net cash provided by operating activities	3,298	2,595
Investing Activities
Purchase of available-for-sale securities	—	(3,475)
Purchase of held-to-maturity securities	(2,273)	(895)
Proceeds from maturities and paydowns of available-for-sale securities	11,662	17,551
Proceeds from maturities and paydowns of held-to-maturity securities	38	381
Net change in loans	(12,035)	(28,442)
Purchase of premises and equipment	(258)	(401)
Proceeds from the sale of premises and equipment	1	—
Proceeds from the sale of foreclosed assets	206	87
Net cash used in investing activities	$(2,659)	$(15,194)

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Financing Activities
Net change in deposits	$(13,338)	$14,106
Net change in other short-term borrowings	(98)	417
Proceeds from Federal Home Loan Bank advances	41,450	14,875
Repayments of Federal Home Loan Bank advances	(37,150)	(17,875)
Advances by borrowers for taxes and insurance	(553)	(474)
Dividends on common stock	(744)	(742)
Net cash provided by (used in) financing activities	(10,433)	10,307
Change in Cash and Cash Equivalents	(9,794)	(2,292)
Cash and Cash Equivalents, Beginning of period	16,756	11,156

Cash and Cash Equivalents, End of period	$6,962	$8,864
Supplemental Cash Flows Information
Interest paid on deposits and borrowings	$1,494	$1,552
Federal income taxes paid	$575	$400

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfers from loans to foreclosed assets held for sale	$287	$106
Recognition of mortgage servicing rights	$124	$77
Dividends payable	$250	$250

See accompanying notes to condensed consolidated financial statements.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Wayne Savings Bancshares, Inc. (the “Company”) included in the Annual Report on Form 10-K for the year ended December 31, 2016. Reference is made to the accounting policies of the Company described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results which may be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the consolidated balance sheet of the Company as of that date.

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

Note 2:	Subsequent event

On October 27, 2017, Wayne Savings Bancshares, Inc. (the "Company") notified the NASDAQ Stock Market of its intent to file a Notification of Removal from Listing and/or Registration Under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”) on or about November 7, 2017 to effect the voluntary delisting of its common stock from NASDAQ. The Company expects the delisting will be effective on or about November 17, 2017. The Company also announced its intention to terminate the registration of its common stock under Section 12(g) of the Exchange Act and to suspend its periodic reporting obligations with the SEC. The Company expects that its common stock will be quoted on the OTCQX Market beginning on or about November 20, 2017.

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

Note 4:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities
September 30, 2017:
U.S. government agencies	$8	$—	$—	$8
Mortgage-backed securities of government sponsored entities	47,184	349	345	47,188
State and political subdivisions	11,099	309	48	11,360
Totals	$58,291	$658	$393	$58,556

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In thousands)
December 31, 2016:
U.S. government agencies	$11	$—	$—	$11
Mortgage-backed securities of government sponsored entities	58,797	399	582	58,614
Private-label collateralized mortgage obligations	41	—	1	40
State and political subdivisions	11,698	402	56	12,044
Totals	$70,547	$801	$639	$70,709

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity Securities:
September 30, 2017:
U.S. government agencies	$15	$—	$—	$15
Mortgage-backed securities of government sponsored entities	670	3	2	671
State and political subdivisions	11,064	108	64	11,108
Totals	$11,749	$111	$66	$11,794

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity Securities:	(In thousands)
December 31, 2016:
U.S. government agencies	$21	$—	$—	$21
Mortgage-backed securities of government sponsored entities	704	7	—	711
State and political subdivisions	8,834	12	239	8,607
Totals	$9,559	$19	$239	$9,339

Amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One to five years	$5,216	$5,367	$2,058	$2,085
Five to ten years	4,547	4,633	3,340	3,318
After ten years	1,344	1,368	5,681	5,720
	11,107	11,368	11,079	11,123

Mortgage-backed securities of government sponsored entities	47,184	47,188	670	671
Totals	$58,291	$58,556	$11,749	$11,794

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $37.6 million at September 30, 2017, compared to $43.7 million at December 31, 2016.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2017 and December 31, 2016 was $36.1 million and $49.8 million, which represented approximately 51% and 62%, respectively, of the Company’s total aggregate fair value of the available-for-sale and held-to-maturity investment portfolios. These decreases resulted primarily from changes in market interest rates.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the decreases in fair value for these securities are temporary at September 30, 2017.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$14,503	$111	$15,777	$236	$30,280	$347
State and political subdivisions	3,360	40	2,463	72	5,823	112
Total temporarily impaired securities	$17,863	$151	$18,240	$308	$36,103	$459

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of government sponsored entities	$32,810	$409	$7,978	$173	$40,788	$582
Private-label collateralized mortgage obligations	—	—	40	1	40	1
State and political subdivisions	8,087	204	929	91	9,016	295
Total temporarily impaired securities	$40,897	$613	$8,947	$265	$49,844	$878

Note 5:	Credit Quality of Loans and the Allowance for Loan Losses

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

The following presents by portfolio segment the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016:

Three months ended September 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,362	$1,095	$695	$5	$3,157
Provision (Credit) charged to expense	(111)	203	—	7	99
Losses charged off	(7)	—	—	—	(7)
Recoveries	1	—	—	—	1
Ending balance	$1,245	$1,298	$695	$12	$3,250

Three months ended September 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,582	$957	$234	$3	$2,776
Provision (Credit) charged to expense	(105)	238	75	—	208
Losses charged off	—	(78)	—	—	(78)
Recoveries	—	—	1	—	1
Ending balance	$1,477	$1,117	$310	$3	$2,907

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,479	$1,108	$447	$6	$3,040
Provision (Credit) charged to expense	(234)	190	247	6	209
Losses charged off	(30)	—	—	—	(30)
Recoveries	30	—	1	—	31
Ending balance	$1,245	$1,298	$695	$12	$3,250

Nine months ended September 30, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
	(In thousands)
Beginning balance	$1,346	$1,210	$279	$2	$2,837
Provision (Credit) charged to expense	130	(10)	30	2	152
Losses charged off	—	(83)	—	(1)	(84)
Recoveries	1	—	1	—	2
Ending balance	$1,477	$1,117	$310	$3	$2,907

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the portfolio segment and impairment method as of September 30, 2017 and December 31, 2016:

September 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$143	$159	$434	$5	$741
Collectively evaluated for impairment	1,102	1,139	261	7	2,509
Total allowance for loan losses	$1,245	$1,298	$695	$12	$3,250
Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,330	$1,123	$525	$5	$2,983
Collectively evaluated for impairment	190,763	135,090	25,461	2,143	353,457
Total balance	$192,093	$136,213	$25,986	$2,148	$356,440

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans	Total
Allowance Balances:	(In thousands)
Ending balance:
Individually evaluated for impairment	$323	$151	$184	$—	$658
Collectively evaluated for impairment	1,156	957	263	6	2,382
Total allowance for loan losses	$1,479	$1,108	$447	$6	$3,040

Loan Balances:
Ending balance:
Individually evaluated for impairment	$1,527	$1,067	$547	$—	$3,141
Collectively evaluated for impairment	191,897	120,890	22,668	2,193	337,648
Total balance	$193,424	$121,957	$23,215	$2,193	$340,789

Total loans in the above tables do not include deferred loan origination fees of $725,000 and $747,000 or loans in process of $8.6 million and $4.7 million, respectively, for September 30, 2017 and December 31, 2016.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2017 and December 31, 2016:

September 30, 2017	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$188,779	$131,592	$25,311	$2,142
Special Mention (Risk 5)	—	2,232	32	—
Substandard (Risk 6)	3,314	2,389	643	6
Total	$192,093	$136,213	$25,986	$2,148

December 31, 2016	One-to-four family residential	All other mortgage loans	Commercial business loans	Consumer loans
	(In thousands)
Rating *
Pass (Risk 1-4)	$189,975	$119,503	$22,427	$2,193
Special Mention (Risk 5)	—	—	—	—
Substandard (Risk 6)	3,449	2,454	788	—
Total	$193,424	$121,957	$23,215	$2,193

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

There were no loans classified as Doubtful (Risk 7) at either September 30, 2017 or at December 31, 2016.

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

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The following tables present the Bank’s loan portfolio aging analysis for September 30, 2017 and December 31, 2016:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
One-to-four family residential loans	$56	$284	$237	$577	$191,516	$192,093
All other mortgage loans	183	—	63	246	135,967	136,213
Commercial business loans	14	50	517	581	25,405	25,986
Consumer loans	5	—	1	6	2,142	2,148
Total	$258	$334	$818	$1,410	$355,030	$356,440

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
One-to-four family residential loans	$442	$419	$959	$1,820	$191,604	$193,424
All other mortgage loans	—	—	63	63	121,894	121,957
Commercial business loans	15	—	23	38	23,177	23,215
Consumer loans	8	—	—	8	2,185	2,193
Total	$465	$419	$1,045	$1,929	$338,860	$340,789

Nonaccrual loans were comprised of the following at:

Non-accrual loans	September 30, 2017	December 31, 2016
	(In thousands)
One-to-four family residential loans	$1,127	$1,473
All other mortgage loans	824	62
Commercial business loans	518	23
Consumer loans	1	—
Total	$2,470	$1,558

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Information with respect to the Company’s impaired loans at September 30, 2017 and December 31, 2016 in combination with activity for the three and nine months ended September 30, 2017 and 2016 is presented below:

	As of September 30, 2017			Three months ended September 30, 2017		Nine months ended September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,122	$1,136	$—	$1,130	$10	$1,146	$29
All other mortgage loans	213	213	—	216	4	220	13
Commercial business loans	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	208	208	143	273	—	333	—
All other mortgage loans	910	910	159	875	14	857	42
Commercial business loans	525	525	434	542	7	551	21
Consumer loans	5	5	5	3	—	2	—

Total:
One-to-four family residential loans	$1,330	$1,344	$143	$1,403	$10	1,479	$29
All other mortgage loans	1,123	1,123	159	1,091	18	1,077	55
Commercial business loans	525	525	434	542	7	551	21
Consumer loans	5	5	5	3	—	2	—
	$2,983	$2,997	$741	$3,039	$35	$3,109	$105

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	As of December 31, 2016			Three months ended September 30, 2016		Nine months ended September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
One-to-four family residential loans	$1,121	$1,189	$—	$1,024	$10	$1,044	$30
All other mortgage loans	226	226	—	1,045	17	782	52
Commercial business loans	—	—	—	—	—	—	—

Loans with a specific valuation allowance
One-to-four family residential loans	406	406	323	652	—	911	—
All other mortgage loans	841	841	151	159	—	390	—
Commercial business loans	547	547	184	49	1	40	1

Total:
One-to-four family residential loans	$1,527	$1,595	$323	$1,676	$10	$1,955	$30
All other mortgage loans	1,067	1,067	151	1,204	17	1,172	52
Commercial business loans	547	547	184	49	1	40	1
	$3,141	$3,209	$658	$2,929	$28	$3,167	$56

The interest income recognized in the above tables reflects interest income recognized and is not materially different from the cash basis method.

All TDR classifications are due to concessions being granted to borrowers experiencing financial difficulties. Concessions to borrowers can include exceptions to loan policy including high loan-to-value ratios, no private mortgage insurance (“PMI”) and high debt-to-income ratios, as well as term and rate exceptions. There were two TDR classifications of $134,000 that occurred in the 2017 year-to-date period. One of these borrowers received a rate concession, while the second borrower was advanced additional funds. There were $412,000 of TDR classifications that occurred in the 2016 year-to-date period and included the renewal of an interest-only loan as the customer repayments had not been in accordance with the original loan terms. The remaining loans that were classified as TDR’s during the 2016 year-to-date period were to the same borrower and were on a nonaccrual status. Each TDR has been individually evaluated for impairment with the appropriate specific valuation allowance included in the allowance for loan losses calculation. There were no TDR classifications which defaulted during the three and nine months ended September 30, 2017 and 2016. The Company considers TDRs that become 90 days or more past due under modified terms as subsequently defaulted.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

	Quarter-to-Date			Year-to-Date
Troubled Debt Restructurings	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance	Number of loans	Pre- modification Recorded Principal Balance	Post- modification Recorded Principal Balance
		(dollars in thousands)			(dollars in thousands)
September 30, 2017
One-to-four family residential loans	—	$—	$—	2	$134	$134

September 30, 2016
One-to-four family residential loans	—	$—	$—	8	$412	$412

Foreclosed assets held for sale include those properties that the Bank has obtained legal title to through a formal foreclosure process or the borrower conveying all interest in the property to the Bank through the completion of a deed in lieu of foreclosure or similar legal agreement. The following table presents the balance of mortgage loans collateralized by residential real estate properties held as foreclosed assets at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$75	$2

Banks foreclose on certain properties in the normal course of business when it is more probable than not that the loan balance will not be recovered through scheduled payments. Foreclosure is usually a last resort and begins after all other collection efforts have been exhausted. The following table presents the balance of those mortgage loans collateralized by residential real estate properties that are in the formal process of foreclosure at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	Recorded Investment
	(In thousands)
One-to-four family residential loans	$143	$97

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 6: Goodwill

The following table presents the balance of goodwill at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Goodwill	$1,719	$1,719

The Company is required to annually test goodwill for impairment or more frequently if impairment indicators exist. The Company’s testing of goodwill at November 30, 2016 indicated there was no impairment in the carrying value of the related asset. There have been no indicators of impairment during 2017.

Note 7:	Repurchase Agreements

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

The following table presents the fair value and type of securities pledged as collateral in exchange for these short-term borrowings at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(In thousands)
Repurchase Agreements
Mortgage-backed securities of government sponsored entities	$7,148	$7,246
Gross amount of recognized liabilities for repurchase agreements in other short-term borrowings	$7,148	$7,246

The contractual maturities of the repurchase agreements is overnight and continuous for both September 30, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at September 30, 2017 or September 30, 2016.

The computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (in thousands)	$855	$550	$2,187	$1,931
Weighted-average common shares outstanding	2,754,573	2,747,567	2,754,573	2,747,567
Net income per share	$0.31	$0.20	$0.79	$0.70

Note 9:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital to average assets, of Tier 1 common equity capital to risk-weighted assets, of Tier 1 capital to risk-weighted assets, and of total risk-based capital to risk-weighted assets, all as defined in the regulations. Management believes, as of September 30, 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2017, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2017, that management believes have changed the Bank’s capital classification.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Tier 1 capital to average assets	$39,967	9.0%	$17,740	4.0%	$22,174	5.0%
Tier 1 common equity capital to risk- weighted assets	39,967	12.9%	13,918	4.5%	20,104	6.5%
Tier 1 capital to risk-weighted assets	39,967	12.9%	18,558	6.0%	24,744	8.0%
Total risk-based capital to risk- weighted assets	43,221	14.0%	24,744	8.0%	30,929	10.0%
As of December 31, 2016
Tier 1 capital to average assets	$38,133	8.5%	$17,850	4.0%	$22,313	5.0%
Tier 1 common equity capital to risk- weighted assets	38,133	13.0%	13,159	4.5%	19,007	6.5%
Tier 1 capital to risk-weighted assets	38,133	13.0%	17,545	6.0%	23,393	8.0%
Total risk-based capital to risk- weighted assets	41,176	14.1%	23,393	8.0%	29,241	10.0%

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

Implementation of the deductions and other adjustments to Common Equity Tier 1 (CET1) began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, with an additional 20% per year thereafter).  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). The above capital ratio requirements table excludes the capital conservation buffer.

Note 10:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Gross Unrealized Gains on Available-for- Sale Securities	Net Unrealized Loss for Unfunded Status of Split-Dollar Life Insurance Plan Liability (tax-free)	Gross Unrealized Loss for Unfunded Status of Defined Benefit Plan	Tax Effect	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
September 30, 2017	$265	$(160)	$(750)	$165	$(480)

December 31, 2016	$162	$(131)	$(750)	$200	$(519)

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

There were no amounts reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2017 or 2016.

Note 11:	Fair Value Measurements

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
U.S. government agencies	$8	$—	$8	$—
Mortgage-backed securities of government sponsored entities	47,188	—	47,188	—
State and political subdivisions	11,360	—	11,360	—

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
U.S. government agencies	$11	$—	$11	$—
Mortgage-backed securities of government sponsored entities	58,614	—	58,614	—
Private-label collateralized mortgage obligations	40	—	40	—
State and political subdivisions	12,044	—	12,044	—

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Collateral-dependent impaired loans	$94	$—	$—	$94
Foreclosed assets	27	—	—	27

December 31, 2016
Collateral-dependent impaired loans	$1,053	$—	$—	$1,053
Foreclosed assets	2	—	—	2

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements in thousands.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
September 30, 2017
Collateral-dependent impaired loans	$94	Market comparable properties	Discounts	27%
Foreclosed assets	27	Expected selling price	Selling Costs	N/A

December 31, 2016
Collateral-dependent impaired loans	$1,053	Market comparable properties and specialized equipment discounts	Discounts	25%
Foreclosed assets	2	Expected selling price	Selling Costs	10%

There were changes in the inputs or methodologies used to determine fair value at September 30, 2017 as compared to December 31, 2016 as the commercial customer is in the process of liquidating its collateral.

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

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Financial assets
Cash and cash equivalents	$6,962	$6,962	$—	$—
Held-to-maturity securities	11,749	—	11,794	—
Loans, net of allowance for loan losses	343,872	—	—	356,698
Federal Home Loan Bank stock	4,226	—	4,226	—
Interest receivable	1,361	—	1,361	—

Financial liabilities
Deposits	370,395	257,103	112,755	—
Other short-term borrowings	7,148	—	7,148	—
Federal Home Loan Bank advances	22,300	—	22,258	—
Advances from borrowers for taxes and insurance	753	—	753	—
Interest payable	33	—	33	—

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. Fair values of commitments were not material at September 30, 2017 and December 31, 2016.

Note 12:	Recent Accounting Developments

FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued in August 2014. The amendments in this update provide guidance in Generally Accepted Accounting Principles (GAAP) about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update were effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application was permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2015-10, Technical Corrections and Improvements was issued in September, 2015. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments in this

Index

Wayne Savings Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The adoption of the amendments that required transition guidance did not have a material impact on the Company’s consolidated financial statements. The adoption of the other amendments in this update did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, was issued in September 2016. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal year. Early adoption of the amendments in this Update are allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this Update. The Company is studying the implications of this update, including following evolving regulatory and industry guidance, and gathering additional detailed historical data. The effect of this Update on the Company’s financial statements is not known at this time.

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

Strategic Initiatives

The Company’s ongoing strategic planning process includes several initiatives to improve the returns to shareholders over a foreseeable time horizon through the following activities:

•	A strategic focus on providing enhanced customer service and community relationships. Continued staff behavior development training in an effort to create increased conversations relating to the Bank’s core products resulting in additional growth.
•	The Company changed its charter from an Ohio-chartered savings and loan association to an Ohio-chartered commercial bank. This allows the continued growth of commercial business relationships to increase higher yielding, shorter duration assets, while also acquiring commercial deposits to reduce the necessary funding costs to carry these assets.

•	Modifying the branch structure from a transaction-oriented thrift culture to a relationship-oriented commercial bank culture through appropriate staffing and training. Management also continues to develop products and services which create market appeal while satisfying our customer demands in the marketplace.

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

Discussion of Financial Condition Changes from December 31, 2016 to September 30, 2017

At September 30, 2017, the Company had total assets of $446.3 million, a decrease of $8.5 million, from total assets at December 31, 2016. The decrease in total assets includes a $9.8 million decrease in cash and cash equivalents, and a $10.0 million decrease in securities balances, partially offset by an $11.6 million increase in net loans compared to December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Total securities decreased $10.0 million to $70.3 million at September 30, 2017, compared to December 31, 2016. The decrease in securities is primarily due to investing the principal and interest cash flows received from securities into higher yielding loans. The decrease included principal repayments of $11.7 million, and amortization of premiums of $639,000, partially offset by purchases totaling $2.3 million and a $103,000 increase in unrealized gains on available-for-sale securities during the nine months ended September 30, 2017.

Net loans receivable increased $11.6 million at September 30, 2017 compared to December 31, 2016. The Bank originated $64.2 million of loans, received payments of $43.9 million, and sold $8.3 million of fixed-rate residential mortgage loans into the secondary market. The increase in net loan balances is mainly due to new origination in excess of principal reductions during the current year period.

The allowance for loan losses totaled $3.3 million at September 30, 2017, compared to $3.0 million at December 31, 2016. The increase was substantially due to a provision for loan losses expense of $209,000 and net loan recoveries of $1,000. Total impaired loans were $3.0 million, or 0.86% of total loans at September 30, 2017, compared to impaired loans of $3.1 million, or 0.94% at December 31, 2016.

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

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following table sets forth certain information regarding the Company’s loan portfolio for the dates indicated.

	September 30, 2017		December 31, 2016
	Balance	Percent of total loans	Balance	Percent of total loans
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential(1)	$192,093	53.89%	$193,424	56.76%
Residential construction loans	7,521	2.11%	2,744	0.81%
Multi-family residential	12,399	3.48%	11,425	3.35%
Nonresidential real estate/land(2)	116,293	32.63%	107,788	31.63%
Total mortgage loans	328,306	92.11%	315,381	92.55%
Other loans:
Consumer loans(3)	2,148	0.60%	2,193	0.64%
Commercial business loans	25,986	7.29%	23,215	6.81%
Total other loans	28,134	7.89%	25,408	7.45%
Total loans before net items	356,440	100.00%	340,789	100.00%
Less:
Loans in process	8,593		4,719
Deferred loan origination fees	725		747
Allowance for loan losses	3,250		3,040
Total loans receivable, net	$343,872		$332,283

(1)	Includes equity loans collateralized by second mortgages in the aggregate amount of $16.5 million at September 30, 2017 and $15.8 million at December 31, 2016. Such loans are secured by one-to-four family residential properties and are underwritten to conform with bank loan policies.
(2)	Includes commercial loans secured by residential real estate of $35.9 million at September 30, 2017 and $33.0 million at December 31, 2016, and land loans of $5.7 million at September 30, 2017 and $4.9 million at December 31, 2016.

(3)	Includes second mortgage loans of $171,000 at September 30, 2017 and $217,000 at December 31, 2016.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Foreclosed assets held for sale totaled $75,000 at September 30, 2017, compared to $2,000 at December 31, 2016. The increase in foreclosed assets during the current year was due to additions of properties totaling $287,000, partially offset by a provision of $12,000, and sales totaling $206,000 that resulted in a $5,000 net gain. During the prior year period there were additions of properties totaling $106,000, partially offset by a provision of $24,000, and sales totaling $87,000 that resulted in a net loss of $6,000.

Goodwill of $1.7 million is carried on the Company’s balance sheet as a result of the acquisition of Stebbins Bancshares in September 2004. In accordance with FASB ASC 350, this goodwill is tested for impairment on at least an annual basis. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at November 30, 2016. Management believes that there were no interim impairment indicators that would require another evaluation at September 30, 2017.

Deposits totaled $370.4 million at September 30, 2017, a decrease of $13.3 million from $383.7 million at December 31, 2016. This decrease includes an $18.2 million decrease in time deposits, partially offset by a $2.0 million increase in demand deposits and a $2.9 million increase in savings and money market balances. The Bank has begun offering a consumer high-interest checking account to enhance growth of demand deposits during the fourth quarter of 2017. The Company continues to monitor deposit activity closely to respond to changes in customer preference for types of deposits and competitive pressure.

Other short-term borrowings, which consist solely of repurchase agreements with commercial customers of the Bank, decreased to $7.1 million at September 30, 2017 from $7.2 million at December 31, 2016. The decrease was due to a decrease in excess funds held by those commercial customers holding repurchase agreements. These customer repurchase agreements are offered by the Bank in order to retain commercial customer funds and to afford those commercial customers the opportunity to earn a return on a short-term secured transaction. Average balances are shown in the tables below and reflect no significant variation during the periods. The weighted-average interest rate paid on these borrowings was 0.15% at both September 30, 2017 and December 31, 2016.

Advances from the Federal Home Loan Bank (FHLB) totaled $22.3 million at September 30, 2017, an increase of $4.3 million from $18.0 million at December 31, 2016. This increase includes $7.3 million of short-term borrowings, partially offset by the scheduled maturity, and repayment, of a $3.0 million fixed-rate advance borrowing during the nine months ended September 30, 2017. The Company uses advances and borrowings from the FHLB for both short-term cash management purposes and to extend the term to maturity of liabilities for interest rate risk management purposes. The cost of longer term liabilities purchased from the FHLB is generally less expensive than obtaining a similar term to maturity through retail certificates of deposit. Repricing risk associated with advances is mitigated through the laddering of advance maturities over time. The weighted-average cost of FHLB advances was 1.35% at September 30, 2017 compared to 1.32% at December 31, 2016.

Stockholders’ equity increased by $1.6 million during the period ended September 30, 2017. This increase was due to net income of $2.2 million, and a $68,000 increase in unrealized gains on available-for-sale securities, partially offset by $744,000 in shareholder dividends, and a $29,000 increase in the unrecognized net loss arising from the cost of post-retirement split dollar life insurance coverage as part of the Company’s bank-owned life insurance plan.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

On September 22, 2016, the Company announced that its Board of Directors adopted a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to 69,546 shares, or 2.5%, of its issued and outstanding shares of common stock. No shares were purchased during the nine month period ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General

Net income for the three months ended September 30, 2017, totaled $855,000, an increase of $305,000, compared to $550,000 for the three month period ended September 30, 2016. The increase in net income was primarily due to an increase in both net interest income and noninterest income, and decreases in both the provision for loan losses and noninterest expense, partially offset by an increase in the provision for federal income taxes.

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

	For the three months ended September 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$340,756	$3,641	4.27%	$318,055	$3,375	4.24%
Investment securities(2)	72,363	452	2.50%	93,293	516	2.21%
Interest-earning deposits(3)	9,148	61	2.67%	12,296	62	2.02%
Total interest-earning assets	422,267	4,154	3.93%	423,644	3,953	3.73%
Noninterest-earning assets	23,615			24,096
Total assets	$445,882			$447,740
Interest-bearing liabilities:
Deposits	$373,103	$419	0.45%	$376,034	$464	0.49%
Other short-term borrowings	6,631	3	0.18%	5,898	3	0.20%
Borrowings	19,998	69	1.38%	20,304	67	1.32%
Total interest-bearing liabilities	399,732	491	0.49%	402,236	534	0.53%
Noninterest-bearing liabilities	3,727			4,048
Total liabilities	403,459			406,284
Stockholders’ equity	42,423			41,456
Total liabilities and stockholders’ equity	$445,882			$447,740
Net interest income		$3,663			$3,419
Interest rate spread(4)			3.44%			3.20%
Net yield on interest-earning assets(5)			3.47%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.64%			105.32%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $201,000, and totaled $4.2 million for the three month period ended September 30, 2017, compared to $4.0 million for the three month period ended September 30, 2016. The increase was primarily due to an increase in the weighted-average yield, partially offset by a decrease in the average balance of interest-earning assets. The weighted-average yield was 3.93% for the three months ended September 30, 2017, and increased by 20 basis points compared to 3.73% for the three months ended September 30, 2016. The average balance of interest-earning assets decreased by $1.3 million and totaled $422.3 million for the 2017 period compared to $423.6 million in the 2016 period.

Interest income on loans was $3.6 million for the three month period ended September 30, 2017, and increased $266,000 compared to the three month period ended September 30, 2016. The increase was primarily due to an increase in both the average balance of loans and the weighted-average yield. The average balance of loans increased by $22.7 million from $318.1 million in the 2016 period to $340.8 million for the 2017 period. The weighted-average yield was 4.27% for the three months ended September 30, 2017, and increased by 3 basis points compared to 4.24% for the three months ended September 30, 2016.

Interest income on securities decreased $64,000 during the three months ended September 30, 2017, compared to the same period in 2016. This decrease was due to a decrease in the average balance of investment securities, partially offset by an increase in the weighted-average rate. The average balance of investment securities decreased $20.9 million from $93.3 million in the 2016 period to $72.4 million in the 2017 period due to investing excess cash into the loan portfolio. The weighted-average rate increased 29 basis points from 2.21% in the 2016 period to 2.50% for the 2017 period due to a decrease in premium amortization compared to the prior year period.

Dividends on Federal Home Loan Bank stock and other income totaled $61,000 for the three month period ended September 30, 2017, and decreased $1,000 compared to the same period in 2016. The decrease was due to a $3.1 million decrease in the average balance outstanding, substantially offset by a 65 basis point increase in the weighted-average rate from 2.02% in the 2016 period to 2.67% in the 2017 period.

Interest Expense

Interest expense totaled $491,000 for the three month period ended September 30, 2017, a decrease of $43,000 compared to the three month period ended September 30, 2016. This decrease was due to a decrease in both the average balance of total interest-bearing liabilities and the weighted-average cost of funds. The average balance of total interest-bearing liabilities decreased $2.5 million and totaled $399.7 million at September 30, 2017, and the weighted-average cost of funds decreased 4 basis points, from 0.53% in the 2016 period to 0.49% in the 2017 period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on deposits for the three month period ended September 30, 2017 totaled $419,000, a decrease of $45,000 compared to same period in the previous year. The decrease was due to decreases in both the weighted-average cost and the average balance of deposits. The weighted average cost of deposits decreased 4 basis point from 0.49% in the 2016 period to 0.45% in the 2017 period. The average balance of deposits decreased $2.9 million from $376.0 million during the 2016 period to $373.1 million in the 2017 period. The decrease in the average balance was due to a $18.0 million decrease in certificates of deposits, partially offset by a $6.5 million increase in demand deposits and an $8.6 million increase in savings and money market balances. The increase in the demand and savings and money market balances is due to the Company’s focus on growing lower-cost deposits while allowing the higher-cost certificates to mature.

Interest expense on other short-term borrowings totaled $3,000 for both of the three month periods ended September 30, 2017 and 2016. The average balance of short-term borrowings increased $733,000 compared to the prior year period. The weighted-average cost of short-term borrowings decreased 2 basis points from 0.20% in the 2016 period to 0.18% in the 2017 period.

Interest expense on Federal Home Loan Bank advances totaled $69,000 for the three month period ended September 30, 2017, an increase of $2,000 from $67,000 in the 2016 period. The increase was primarily due to a 6 basis point increase in the weighted-average cost from 1.32% in the 2016 period to 1.38% in the 2017 period, partially offset by a $306,000 decrease in the average balance outstanding from $20.3 million in the 2016 period to $20.0 million in the 2017 period. The decrease in the average balance was due to the scheduled maturities of fixed-rate term advances, while the increase in the weighted-average cost was due to the scheduled maturity of lower rate advances.

Net Interest Income

Net interest income totaled $3.7 million for the three months ended September 30, 2017, and increased $244,000 compared to the three month period ended September 30, 2016. The increase in net interest income was primarily due to a favorable shift in the composition of earning assets compared to the prior year quarter, and an increase in the net interest spread. The change in the composition of earning assets included a $22.7 million increase in the average balance of higher yielding loans, substantially offset by a $24.1 million decline in lower yielding investments and interest-bearing deposits compared to the prior year quarter, resulting in a 20 basis point increase in the yield on earning assets. This increase was also due to a 24 basis point increase in the net interest spread from 3.20% at September 30, 2016 to 3.44% at September 30, 2017. The increase in the net interest spread is a result of yields on interest-earning assets increasing, while the rate paid on interest-bearing liabilities decreased from the prior year quarter.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

Management recorded a $99,000 provision for loan losses for the three month period ended September 30, 2017, a decrease of $109,000 compared to a $208,000 provision for the three month period ended September 30, 2016. The decrease was primarily due to a decrease in historical net charge-offs which impacted the loss history, and a decrease in current net charge-offs from $77,000 in the 2016 quarter, to $6,000 in the 2017 quarter, partially offset by higher loan balances and increased specific reserves compared to the same quarter last year.

Noninterest Income

Noninterest income totaled $554,000 for the three month period ended September 30, 2017, and increased $32,000, from $522,000 for the same period in 2016. The increase was primarily due to a $22,000 increase in other operating income due to an increase in interchange income compared to the prior year quarter.

Noninterest Expense

Noninterest expense totaled $2.9 million for three-month period ended September 30, 2017, a decrease of $102,000 from $3.0 million for the three months ended September 30, 2016. This decrease was primarily due to a $248,000 decrease in salaries and employee benefits, and a $23,000 decrease in federal deposit insurance premiums, partially offset by a $56,000 increase in net occupancy and equipment expense, a $71,000 increase in legal expense and a $34,000 increase in other operating expense compared to the prior year quarter. The decrease in salaries and employee benefits was due to decreased compensation attributable to staff reductions, a decline in healthcare costs due to a change in providers, and a decrease in pension costs due to scheduled retirements in 2016. The decrease in the federal deposit insurance premiums is due to a lower assessment rate compared to the prior year quarter. The increase in net occupancy and equipment was due to increases in noncapital furniture and fixture expense, data line expense, as the data line speed for operational efficiency, and increased ATM expense. These increases were partially offset by a decline in building repairs and maintenance expense compared to the prior year quarter. The increase in legal expense was primarily due to increased costs related to problem loans and the conversion from a savings and loan to a commercial bank compared to the prior year quarter. The increase in other operating expense includes an increase in professional services, and loan origination expenses, partially offset by a decline in both check write-offs and foreclosure expenses compared to the prior year quarter

Federal Income Taxes

Federal income tax expense totaled $342,000 for the three month period ended September 30, 2017, an increase of $182,000 compared to $160,000 for the three month period ended September 30, 2016. The increase was primarily due to a $487,000 increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year quarter was 28.6% compared to 22.5% for the prior year quarter. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General

Net income for the nine months ended September 30, 2017, totaled $2.2 million, an increase of $256,000, compared to $1.9 million for the nine month period ended September 30, 2016. The increase in net income was due to increases in both the net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expenses, and the provision for federal income taxes compared to the prior year period.

Net income for the nine months ended September 30, 2017 was negatively impacted by a proxy contest for the election of directors at the annual shareholders meeting held on May 25, 2017. The proxy contest resulted in increased legal and stockholder expense compared to the prior year period of $420,000. Excluding these incremental expenses, the Company’s net income would have been $2.5 million for the nine months ended September 30, 2017. The adjusted return on average equity would have been 7.84% and return on assets would have been 0.74% for the nine months ended September 30, 2017.

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

	For the nine months ended September 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$336,758	$10,646	4.22%	$308,744	$9,753	4.21%
Investment securities(2)	75,971	1,406	2.47%	97,161	1,712	2.35%
Interest-earning deposits(3)	9,867	174	2.35%	12,539	155	1.65%
Total interest-earning assets	422,596	12,226	3.86%	418,444	11,620	3.70%
Noninterest-earning assets	23,647			24,157
Total assets	$446,243			$442,601
Interest-bearing liabilities:
Deposits	$374,770	$1,301	0.46%	$370,678	$1,332	0.48%
Other short-term borrowings	6,922	8	0.15%	5,798	7	0.16%
Borrowings	18,735	189	1.35%	20,982	206	1.31%
Total interest-bearing liabilities	400,427	1,498	0.50%	397,458	1,545	0.52%
Noninterest bearing liabilities	3,934			4,188
Total liabilities	404,361			401,646
Stockholders’ equity	41,882			40,955
Total liabilities and stockholders’ equity	$446,243			$442,601
Net interest income		$10,728			$10,075
Interest rate spread(4)			3.36%			3.18%
Net yield on interest-earning assets(5)			3.38%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.54%			105.28%

(1)	Includes nonaccrual loan balances.
(2)	Includes mortgage-backed securities both designated as available-for-sale and held-to-maturity.
(3)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Income

Interest income increased $606,000, and totaled $12.2 million for the nine month period ended September 30, 2017, compared to $11.6 million for the nine month period ended September 30, 2016. The increase was due to both an increase in the average balance of interest-earning assets and the weighted-average yield. The average balance of interest-earning assets increased by $4.2 million and totaled $422.6 million for the 2017 period compared to $418.4 million in the 2016 period. The weighted-average yield was 3.86% for the nine months ended September 30, 2017, and increased by 16 basis points compared to 3.70% for the nine months ended September 30, 2016.

Interest income on loans was $10.6 million for the nine month period ended September 30, 2017, and increased $893,000 compared to the nine month period ended September 30, 2016. The increase was primarily due to an increase in the average balance of loans, and to a lesser extent an increase in the weighted-average yield. The average balance of loans increased by $28.1 million from $308.7 million in the 2016 period to $336.8 million for the 2017 period. The weighted-average yield was 4.22% for the nine months ended September 30, 2017, and increased by 1 basis point compared to 4.21% for the nine months ended September 30, 2016.

Interest income on securities decreased $306,000 during the nine months ended September 30, 2017, compared to the same period in 2016. This decrease was due to a decrease in the average balance of investment securities, partially offset by an increase in the weighted-average rate. The average balance of investment securities decreased $21.2 million from $97.2 million in the 2016 period to $76.0 million in the 2017 period, while the weighted-average rate increased 12 basis points from 2.35% in the 2016 period to 2.47% for the 2017 period. The decrease in the average balance was due to investing excess cash into the loan portfolio, while the increase in yield was primarily due to a decrease in premium amortization compared to the prior year period.

Dividends on Federal Home Loan Bank stock and other income totaled $174,000 for the nine month period ended September 30, 2017, an increase of $19,000 compared to the same period in 2016. The increase was due to a 70 basis point increase in the weighted-average rate from 1.65% in the 2016 period to 2.35% in the 2017 period, partially offset by a $2.7 million decrease in the average balance outstanding.

Interest Expense

Interest expense totaled $1.5 million for both nine month periods ended September 30, 2017 and September 30, 2016. The weighted-average cost of interest-bearing liabilities declined by 2 basis points, partially offset by an increase, and change in the composition, of the average balance of total interest-bearing liabilities. The weighted-average cost of interest-bearing liabilities was 0.50% at September 30, 2017 compared to 0.52% at September 30, 2016. The average balance of total interest-bearing liabilities increased $2.9 million from $397.5 million in the 2016 period to $400.4 million in the 2017 period. The increase in the average balance of interest-bearing liabilities included a $15.1

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

million increase in lower-cost demand, and savings and money market balances, partially offset by an $11.0 million decrease in higher-cost certificate of deposit balances.

Interest expense on deposits for the nine month period ended September 30, 2017 totaled $1.3 million, a decrease of $31,000 compared to the same period in the previous year. This decrease was primarily due to a decrease in the weighted-average cost, partially offset by an increase in the average balance. The weighted-average cost of deposits was 0.46% for the nine months ended September 30, 2017, and decreased 2 basis points from the same period one year ago. The average balance at September 30, 2017 totaled $374.8 million, and increased $4.1 million from $370.7 million at September 30, 2016. The increase in the average balance was due to a $6.5 million increase in demand deposits, and an $8.6 million increase in savings and money market balances, partially offset by an $11.0 million decrease in certificates of deposits. The increase in the demand and savings and money market balances is due to the Company’s focus on growing lower-cost deposits while allowing the higher-cost certificates to mature, which allowed deposits to grow without a corresponding increase in the cost.

Interest expense on other short-term borrowings totaled $8,000 for the nine month period ended September 30, 2017, and increased $1,000 from the same period in the previous year. The average balance of short-term borrowings increased $1.1 million compared to the prior year peiord, while the weighted-average cost of short-term borrowings was 0.15% for the nine month periods ended September 30, 2017, and decreased one basis point from the same period in 2016.

Interest expense on Federal Home Loan Bank advances totaled $189,000 for the nine month period ended September 30, 2017, a decrease of $17,000 from $206,000 in the 2016 period. The decrease was primarily due to a $2.3 million decrease in the average balance outstanding from $21.0 million in the 2016 period to $18.7 million in the 2017 period, partially offset by a 4 basis point increase in the weighted-average cost from 1.31% in the 2016 period to 1.35% in the 2017 period. The decrease in the average balance was due to the scheduled maturities of fixed-rate term advances, while the increase in the weighted-average cost was due to the scheduled maturity of lower rate advances.

Net Interest Income

Net interest income totaled $10.7 million for the nine months ended September 30, 2017, and increased $653,000 compared to the nine month period ended September 30, 2016. The increase in net interest income was primarily due to a $4.2 million increase in the average balance of interest-earning assets and a favorable shift in the composition of earning assets compared to the prior year period. The increase in the average balance of earning assets was substantially due to a $28.0 million increase in the average balance of higher yielding loans, partially offset by a $23.8 million decrease in lower yielding investments and interest-bearing deposits compared to the prior year period. This increase was also due to an 18 basis point increase in the net interest spread from 3.18% at September 30, 2016 to 3.36% at September 30, 2017. The increase in the net interest spread is a result of yields on interest-earning assets increasing, while the rate paid on interest-bearing liabilities decreased.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

Management recorded a $209,000 provision for loan losses for the nine month period ended September 30, 2017, compared to $152,000 for the nine month period ended September 30, 2016. The increase is primarily due to increases in loan balances and loans requiring additional specific reserves compared to the prior year period.

Noninterest Income

Noninterest income increased $157,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to a $38,000 increase in gain on sale of residential mortgage loans, a $32,000 increase in interchange fees, and a $51,000 increase in other operating income. The increase in gain on sale of residential mortgage loans was primarily due to an increase in loans sold, from $5.1 million in the 2016 period, to $8.3 million in the 2017 period. The increase in interchange fees is due to earning higher fees as a result of converting to Mastercard from VISA and interchange fees on business cards that were implemented in 2017. The increase in other operating income includes a $10,000 increase in sold loan servicing fees, and a $34,000 increase in non-deposit investment fees earned during the period.

Noninterest Expense

Noninterest expense totaled $9.2 million for the nine month period ended September 30, 2017, an increase of $305,000, compared to $8.9 million for the nine months ended September 30, 2016. The proxy contest costs, as previously discussed, totaled $420,000 of which is included in both legal expense and shareholder stock-related expense. The remaining increases include a $73,000 increase in net occupancy expense, a $70,000 increase in audit and accounting expense, a $123,000 increase in legal expense other than proxy contest costs, and a $164,000 increase in other expense, partially offset by a $446,000 decrease in salaries and employee benefits, and a $75,000 decrease in federal deposit insurance premiums. The increase in net occupancy expense was due to increases in furniture and fixture expense, data processing expense and depreciation expense, partially offset by a decrease in building repairs and maintenance expense compared to the prior year period. The increase in audit and accounting expense is due to an increase in the expense related to timing of the expenses and increased internal audit. The increase in legal expense was primarily related to the conversion from a savings and loan charter to a commercial bank charter. The increase in other noninterest expense was due to an increase in internet banking expense, professional services, several check loss incidents, and an increase in loan origination expenses. The decrease in salaries and employee benefits was due to decreased compensation attributable to staff reductions, a decline in healthcare costs due to a change in providers, a decrease in pension costs due to scheduled retirements in 2016, and an increase in deferred loan costs. These decreases were partially offset by an increase in education and training costs to facilitate the strategic initiative of enhanced customer service, an increase in ESOP expense, and an increase in post-retirement benefit costs compared to the prior year. The decrease in the federal deposit insurance premiums is due to a lower assessment rate compared to the prior year period.

Index

Wayne Savings Bancshares, Inc.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Federal Income Taxes

Federal income tax expense totaled $832,000 for the nine month period ended September 30, 2017, an increase of $192,000 compared to $640,000 for the nine month period ended September 30, 2016. The increase was primarily due to a $448,000 increase in pretax income compared to the prior year period, and an increase in the effective tax rate. The effective tax rate in the current year quarter was 27.6% compared to 24.9% for the prior year period. The effective rate is below the statutory rate of 34% due to certain income items that are not subject to tax.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth certain information regarding repurchases by the Company for the quarter ended September 30, 2017.

Months ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the announced plan	Maximum number of shares which may still be purchased as part of the announced plan
July 31, 2017	—	$—	—	69,546
August 31, 2017	—	—	—	69,546
September 30, 2017	—	—	—	69,546
Total	—	$—	—	69,546

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
PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2017	By:	/s/James R. VanSickle
James R. VanSickle
President and Chief Executive Officer

Date:	November 3, 2017	By:	/s/Myron Swartzentruber
Myron Swartzentruber
Senior Vice President and
Chief Financial Officer